Form 10-Q
period 2008-05-31
Desert Gateway, Inc.
filed 2010-10-28
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

DESERT GATEWAY, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-53293	26-2383102
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

414 SE Washington Blvd., #102, Bartlesville OK 74006

(Address of Principal Executive Offices)

_______________

(918) 336-1773

(Issuer Telephone number)

_______________

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑

The number of shares outstanding of the Registrant’s common stock as of October 25, 2010 was 95,910,983 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Gateway, Inc.
Balance Sheet

	May 31, 2008	February 29, 2008
	(unaudited)

Assets
Current assets
Cash	$5,000	$0
Prepaid expenses	0	0
Total current assets	5,000	0

Total Assets	$5,000	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$930
Accrued expenses	25,000	45,000
Due to related parties	7,365	6,059
Unsecured short-term note	25,000	0
Total current liabilities	57,365	51,989

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
95,910,983 issuable or issued & outstanding	9,591	9,591
Additional paid-in capital	(6,591)	(9,591)
Accumulated Deficit	(55,366)	(51,990)
Total Stockholders' Deficiency	(52,365)	(51,989)

Total Liabilities & Stockholders' Deficiency	$5,000	$0

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Operations
(unaudited)

	Three Months Ended May 31,
	2008	2007

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,376	0
Interest	0	0
Total Costs & Expenses	3,376	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	(3,376)	0

Income taxes	0	0

Net Loss	($3,376)	$0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Discontinued operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	95,910,983	95,910,983

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended May 31,
	2008	2007

Cash flows from operating activities:
Net Loss	($3,376)	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	3,000
Expenses paid by related parties	376	0
Payables paid by related parties	930
Increase (decrease) in accounts payable & accrued expenses	(20,930)	0
Cash used by operating activities:	(20,000)	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from debt borrowings	25,000	0
Cash generated by financing activities	25,000	0

Change in cash	5,000	0
Cash-beginning of period	0	0
Cash-end of period	$5,000	$0

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency
(Unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Inception, February 8, 2008	0	$0	$0	$0
Stock issued under 2008 reorganization	95,910,983	9,591	(9,591)
Net Loss				(51,990)
Balance at February 29, 2008	95,910,983	9,591	($9,591)	($51,990)
Fair value of services provided by related party			3,000
Net Loss				(3,376)
Balance at May 31, 2008	95,910,983	9,591	($6,591)	($55,366)
.

See notes to unaudited interim financial statements.

DESERT GATEWAY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our February 29, 2008 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended May 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of Preferred Stock or convertible notes. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented..

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2009 or 2008.

3.	New Accounting Standards

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements..

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 will not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

4.	Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $7,365 at May 31, 2008.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three month period ended May 31, 2008 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Debt:

On May 16, 2008 we received $25,000 as a short term loan from an unrelated party. The terms of the advance have not been determined.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q.

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

We have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting its efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Overview and Financial Condition

During all periods included in this Quarterly Report, our Company has not had significant operations.  As of the date of this report, our ongoing operations consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations and related accounting, auditing and legal fees.

Results of Operations

We had no revenues in the three months ended May 31, 2008 and were not yet formed in the comparative period ended May 31, 2007.  Our operating expenses for the three months ended May 31, 2008 were $3,376.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.

Liquidity and Capital Resources

In May. 2008 we received $25,000 in proceeds on a short term loan. The terms of the loan were settled in November, 2008. As settled in November, the loan bears interest at 8% and is convertible into a fixed 2.5 million shares of our common stock at the discretion of the holder. The note matures on November 1, 2010. We used the loan to pay accrued professional fees of $20,000. The transaction left us with a cash balance at May 31, 2008 of $5,000.

With no revenues or gross margin, we remain dependent on funding for our continued operations. There can be no assurance that we will continue to fund our Company’s operations or that we will be able to raise future funding from others at an acceptable price or at all. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our only asset was cash totaling $5,000 as of May 31, 2008  and our liabilities totaling $57,365 consisted of accounts payable and accruals for professional services rendered on our behalf through that date of $25,000,  advances from our sole officer & director of $7,365 and the note payable. Our shareholders’ deficit totaled $52,365 at May 31, 2008. Our accumulated deficit to date stands at $55,366.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements.  In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.

Stock Based Compensation.  We will account for employee stock-based compensation costs in accordance with accounting standards requiring all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values.  We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions could materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Deferred Tax Valuation Allowance.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Recent Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 will not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.

Off Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK.  IF ANY OF THE FOLLOWING RISKS ACTUALLY MATERIALIZES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER.  YOU SHOULD READ THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS” IMMEDIATELY FOLLOWING THESE RISK FACTORS FOR A DISCUSSION OF WHAT TYPES OF STATEMENTS ARE FORWARD-LOOKING STATEMENTS, AS WELL AS THE SIGNIFICANCE OF SUCH STATEMENTS IN THE CONTEXT OF THIS PROSPECTUS.

Our business is subject to numerous risk factors, including the following:

1.

We have had no operating history since inception nor any revenues or earnings from operations and we are insolvent.

We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2.

Our proposed plan of operation is speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3.

We face intense competition for business opportunities and combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of, small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4.

We have no agreements for a business combination or other transaction and have established no standards for a business combination.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity.  There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5.

Our success is dependent upon management that has other full time employment, has limited experience and will only devote limited part time working for the Company, and this makes our future even more uncertain.

Robert Wilson, our sole director and officer, has agreed to provide services on an as needed basis for a term of 24 months.  We have not obtained key man life insurance. Notwithstanding the combined limited experience and time commitment of management, loss of the services would adversely affect development of our business and its likelihood of continuing operations.

6.

The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10 or Form 10-SB. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

7.

The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

Although we will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

8.

A merger, acquisition, or joint venture would most likely be exclusive, resulting in a lack of diversification.

Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity.  This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

9.

Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all, or a portion of the Company's Common Stock held by them and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

10.

At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

11.

As a shell company, we face substantial additional adverse business and legal consequences.

We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entity's inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

12.

The requirement of audited financial statements may disqualify business opportunities.

Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

13.

Our  sole officer and director and the principal shareholders and will be able to approve all corporate actions without minority shareholder consent and will control our Company.

Our principal shareholder, IACE Investments One, Inc.  currently owns approximately  51.08% of our Common Stock.  It will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders.

14.

Our Common Stock may never be widely traded and you may have no ability to sell the shares.

While our stock has a trading symbol to facilitate trades on the OTC "Pink Sheets," there is no significant public trading market for our shares of Common Stock. And there can be no assurance that a liquid market for our Common Stock will be established or that, if established, a market will be sustained.  Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority’s ("FINRA") Bylaws. The OTC Bulletin Board will not charge us a fee for being quoted on the service. FINRA rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. The FINRA Regulation, Inc. will review the market maker's application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain FINRA rules and Rule 15c2-11 have been considered by the FINRA Regulation, Inc. Furthermore, the clearance should not be construed by any investor as indicating that the FINRA Regulation, Inc., the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks. There is no assurance that our Common Stock will be accepted for listing on the OTC Bulletin Board or on any trading system other than the OTC "Pink Sheets."

15.

If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock.

The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

16.

Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a pennystock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult or impossible to sell their securities.

17.

As common shares become eligible for sale, their sales could depress the market price of our stock.

Sales of a significant number of shares of our Common Stock in the public market following any merger, acquisition or related transaction could harm the market price of our Common Stock.  Moreover, as additional shares of our Common Stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, the supply of our Common Stock may be offered from time to time in the open market for the shares of Common Stock.  In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market Common Stock in an amount equal to the greater of one percent of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale.  Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

18.

Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors.  Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of or authorized preferred stock, we may do so in the future.

19.

Limited funds and lack of full-time management make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources to such opportunity.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.  A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

20.

Dependence upon outside advisors to supplement the business experience of our officers and directors.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  The selection of any such advisors will be made by our officers without any input from shareholders.  Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the company.  In the event management considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

21.

There is a possibility that any acquisition of a business opportunity we make may be leveraged.

There is a possibility that any acquisition of a business opportunity we make may be leveraged, i.e., we may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity.  This could increase our exposure to losses.  A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses.  Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired.  There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

22.

We have not paid cash dividends on our common stock.

We have not paid cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company's authorized capital stock consists of 120,000,000 shares, of which 100,000,00 are common stock with a par value of $0.0001  per share, and of which 20,000,000 are preferred stock with a par value of $0.0001 per share.  We have 95,910,983 Common Shares issued and outstanding as of the date of this filing, and to date, no Preferred Shares have been issued.

(A)

Common Stock

All shares of our Common Stock have equal voting rights and, when validly issued and outstanding, are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and nonassessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's Common Stock issued and outstanding are fully-paid and nonassessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefore.

(B)

Preferred Stock

The Board of Directors of the Company has the authority to designate one or more series of preferred stock with such voting powers, if any, and with such rights, preferences and privileges as the Board of Directors shall determine.

(C)

Dividends

Holders of the common stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Company, out of funds legally available therefore.  No dividend has been paid on the Company’s common stock since inception, and none is contemplated in the foreseeable future.

(D)

Transfer Agent

Standard Registrar & Transfer Company, Inc.

12528 S 1840 East

Draper, Utah 84020

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  (Removed & Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits

(a)

Exhibits

31

Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32

Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Robert Wilson	CEO and CFO	October 25, 2010
Robert Wilson