Form 10-Q
period 2008-08-31
Desert Gateway, Inc.
filed 2010-10-28
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Gateway, Inc.
Balance Sheet

	Aug 31, 2008	February 29, 2008
	(unaudited)

Assets
Current assets
Cash	$4,997	$0
Prepaid expenses	0	0
Total current assets	4,997	0

Total Assets	$4,997	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$930
Accrued expenses	25,000	45,000
Due to related parties	7,412	6,059
Current portion of long term debt	25,000	0
Total current liabilities	57,412	51,989

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
95,910,983 issuable or issued & outstanding	9,591	9,591
Additional paid-in capital	(3,591)	(9,591)
Accumulated Deficit	(58,416)	(51,990)
Total Stockholders' Deficiency	(52,415)	(51,989)

Total Liabilities & Stockholders' Deficiency	$4,997	$0

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Aug 31,		Six Months Ended Aug 31,
	2008	2007	2008	2007

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,050	0	6,426	0
Interest	0	0	0	0
Total Costs & Expenses	3,050	0	6,426	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	(3,050)	0	(6,426)	0

Income taxes	0	0	0	0

Net Loss	($3,050)	$0	($6,426)	$0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Discontinued operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	95,910,983	95,910,983	95,910,983	95,910,983

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended Aug 31,
	2008	2007

Cash flows from operating activities:
Net Loss	($6,426)	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	6,000
Expenses paid by related parties	423	0
Payables paid by related parties	930
Increase (decrease) in accounts payable & accrued expenses	(20,930)	0
Cash used by operating activities:	(20,003)	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from debt borrowings	25,000	0
Cash generated by financing activities	25,000	0

Change in cash	4,997	0
Cash-beginning of period	0	0
Cash-end of period	$4,997	$0

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency
(Unaudited)
	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Inception, February 8, 2008	0	$0	$0	$0
Stock issued under 2008 reorganization	95,910,983	9,591	(9,591)
Net Loss				(51,990)
Balance at February 29, 2008	95,910,983	9,591	($9,591)	($51,990)
Fair value of services provided by related party			6,000
Net Loss				(6,426)
Balance at August 31, 2008	95,910,983	9,591	($3,591)	($58,416)

See notes to unaudited interim financial statements.

DESERT GATEWAY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended August 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of preferred stock or convertible notes. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $7,412 at August 31, 2008.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $6,000 for the six-month period ended August 31, 2008 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Debt:

On May 16, 2008 we received $25,000 as a short term loan from an unrelated party. The terms of the advance have not been determined.

Item 2

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

Results of Operations

We had no revenues in the six months ended August 31, 2008 and were not yet formed in the comparative period ended August 31, 2007.  Our operating expenses for the six months ended August 31, 2008 were $6,426.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $6,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.

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

Our only asset was cash totaling $4,997 as of August 31, 2008  and our liabilities totaling $57,412 consisted of accounts payable and accruals for professional services rendered on our behalf through that date of $25,000,  advances from our sole officer & director of $7,412 and the note payable. Our shareholders’ deficit totaled $52,415 at August 31, 2008. Our accumulated deficit to date stands at $58,416.

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

None

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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