Form 10-Q
period 2008-11-30
Desert Gateway, Inc.
filed 2010-10-28
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Gateway, Inc.
Balance Sheet

	Nov 30, 2008	February 29, 2008
	(unaudited)

Assets
Current assets
Cash	$4,788	$0
Prepaid expenses	0	0
Total current assets	4,788	0

Total Assets	$4,788	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$930
Accrued expenses	25,000	45,000
Due to related parties	7,412	6,059
Current portion of long term debt	0	0
Total current liabilities	32,412	51,989

Convertible debt due after one year	1,042	0

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
95,910,983 issuable or issued & outstanding	9,591	9,591
Additional paid-in capital	24,409	(9,591)
Accumulated Deficit	(62,667)	(51,990)
Total Stockholders' Deficiency	(28,666)	(51,989)

Total Liabilities & Stockholders' Deficiency	$4,788	$0

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Nov 30,		Nine Months Ended Nov 30,
	2008	2007	2008	2007

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	4,251	0	10,677	0
Interest	0	0	0	0
Total Costs & Expenses	4,251	0	10,677	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	(4,251)	0	(10,677)	0

Income taxes	0	0	0	0

Net Loss	($4,251)	$0	($10,677)	$0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	95,910,983	95,910,983	95,910,983	95,910,983

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended Nov 30,
	2008	2007

Cash flows from operating activities:
Net Loss	($10,677)	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount arising from BCF	1,042	0
Fair value of services provided by related parties	9,000
Expenses paid by related parties	423	0
Payables paid by related parties	930
Increase (decrease) in accounts payable & accrued expenses	(20,930)	0
Cash used by operating activities:	(20,212)	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from debt borrowings	25,000	0
Cash generated by financing activities	25,000	0

Change in cash	4,788	0
Cash-beginning of period	0	0
Cash-end of period	$4,788	$0

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency
(Unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Inception, February 8, 2008	0	$0	$0	$0
Stock issued under 2008 reorganization	95,910,983	9,591	(9,591)
Net Loss				(51,990)
Balance at February 29, 2008	95,910,983	9,591	($9,591)	($51,990)
Fair value of services provided by related party			9,000
Beneficial conversion feature			25,000
Net Loss				(10,677)
Balance at November 30, 2008	95,910,983	9,591	$24,409	($62,667)

See notes to unaudited interim financial statements.

DESERT GATEWAY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended November 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $7,412 at November 30, 2008.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 for the nine-month period ended November 30, 2008 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Debt:

On November 1, 2008, we finalized the terms of the May, 2008 advance of $25k by issuing a $25k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion price of $0.01 per share and matures on November 1, 2010.

The convertible debt security was issued with a non-detachable conversion feature. We evaluate and account for such securities in accordance with ASC 470-20, “Debt – Debt with Conversion and Other Options”

The note was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance.  This resulted in a discount to the carrying amount of the note equal to:

 (i) the difference between the effective conversion rate and the market price of our common stock on the date of issuance; multiplied by

(ii) the number of shares into which the notes are convertible.

The intrinsic value of the beneficial conversion feature exceeds the proceeds allocable to the convertible debt, therefore, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt. The beneficial conversion feature of $25,000 was recorded separately based on the intrinsic value method.

For convertible debt securities, the recorded discount resulting from the allocation of proceeds to the beneficial conversion feature will be recognized as interest expense over the minimum period from the date of issuance to the date of maturity using the straight line method. The effective yield on the discount is 629%.

The carrying value of the note is calculated as follows:

Face amount of note	$25,000
Future amortization of discount through February, 2009	(3,125)
Future amortization of discount through February, 2010	(12,500)
Future amortization of discount through February, 2011	(8,333)
Current carrying value	$1,042

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

Results of Operations

We had no revenues in the nine months ended November 30, 2008 and were not yet formed in the comparative period ended November 30, 2007.  Our operating expenses for the nine months ended November 30, 2008 were $10,677.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.

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

Our only asset was cash totaling $4,788 as of November 30, 2008  and our liabilities totaling $33,454 consisted of accounts payable and accruals for professional services rendered on our behalf through that date of $25,000,  advances from our sole officer & director of $7,412 and the discounted carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature. The discount reduced the carrying value of the note to $1,042. The discount will be amortized over the two year period to maturity. Our shareholders’ deficit totaled $28,666 at November 30, 2008. Our accumulated deficit to date stands at $62,667.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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