Form 10-Q
period 2009-05-31
Desert Gateway, Inc.
filed 2010-10-28
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Gateway, Inc.
Balance Sheet

	May 31, 2009	February 28, 2009
	(unaudited)

Assets
Current assets
Cash	$4,752	$4,771
Prepaid expenses	0	0
Total current assets	4,752	4,771

Total Assets	$4,752	$4,771

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	26,167	25,667
Due to related parties	8,442	7,442
Current portion of long term debt	0	0
Total current liabilities	35,359	33,859

Convertible debt due after one year	7,293	4,167

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
95,910,983 issuable or issued & outstanding	9,591	9,591
Additional paid-in capital	30,409	27,409
Accumulated Deficit	(77,901)	(70,256)
Total Stockholders' Deficiency	(37,900)	(33,255)

Total Liabilities & Stockholders' Deficiency	$4,752	$4,771

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Operations
(unaudited)

	Three Months Ended May 31,
	2009	2008

Revenue	$0	$0

Costs & Expenses:
General & administrative	4,019	3,376
Interest and amortization of debt discount	3,626	0
Total Costs & Expenses	7,645	3,376

Loss from continuing operations before income taxes	(7,645)	(3,376)

Income taxes	0	0

Net Loss	($7,645)	($3,376)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	95,910,983	95,910,983

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended May 31,
	2009	2008

Cash flows from operating activities:
Net Loss	($7,645)	($3,376)
Adjustments required to reconcile net loss
to cash used in operating activities:
Non cash expenses & amortization of discount	3,126	0
Fair value of services provided by related parties	3,000	3,000
Expenses paid by related parties	1,000	376
Payables paid by related parties	0	930
Increase (decrease) in accounts payable & accrued expenses	500	(20,930)
Cash used by operating activities:	(19)	(20,000)

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from debt borrowings	0	25,000
Cash generated by financing activities	0	25,000

Change in cash	(19)	5,000
Cash-beginning of period	4,771	0
Cash-end of period	$4,752	$5,000

See notes to unaudited interim financial statements.

Desert Gateway, Inc..
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 29, 2008	95,910,983	9,591	($9,591)	($51,990)
Fair value of services provided by related party			12,000
Impact of beneficial conversion feature			25,000
Net Loss				(18,266)
Balance at February 28, 2009	95,910,983	9,591	$27,409	($70,256)
Fair value of services provided by related party			3,000
Net Loss				(7,645)
Balance at May 31, 2009	95,910,983	9,591	$30,409	($77,901)

See notes to unaudited interim financial statements.

DESERT GATEWAY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our February 28, 2009 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended May 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $8,442 at May 31, 2009.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month period ended May 31, 2009 and 2008 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Debts:

On November 1, 2008, we finalized the terms of the May, 2008 advance of $25k by issuing a $25k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion price of $0.01 per share and matures on November 1, 2010.

The note was considered to have an embedded beneficial conversion future. The intrinsic value of the beneficial conversion feature exceeded the proceeds allocable to the convertible debt, therefore, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt. The beneficial conversion feature of $25,000 was recorded separately based on the intrinsic value method.

For convertible debt securities, the recorded discount resulting from the allocation of proceeds to the beneficial conversion feature is recognized as interest expense over the minimum period from the date of issuance to the date of maturity using the straight line method. The effective yield on the discount is 629%.

The carrying value of the note is net of $17,707 in unamortized discount. The discount will be fully amortized by November 1, 2010.

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

Results of Operations

We had no revenues in the three months ended May 31, 2009 or 2008.  Our operating expenses for the three months ended May 31, 2009 were $4,019 compared to $3,376 in 2008.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $3,626 consists of amortization of the loan discount $3,126 and an increase in accrued interest of $500.

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

Our only asset was cash totaling $4,752 as of May 31, 2009  and our liabilities totaling $42,652 consisted of accounts payable and accruals for professional services rendered on our behalf through that date of $25,000,  advances from our sole officer & director of $8,442 and the discounted carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature. The discount reduced the carrying value of the note to $7,293. The remaining discount will be amortized over the two year period to maturity.. Our shareholders’ deficit totaled $37,900 at May 31, 2009. Our accumulated deficit to date stands at $77,901.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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