Form 10-K
period 2010-02-28
Desert Gateway, Inc.
filed 2010-10-28
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending February 28, 2010

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

All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

The common stock is traded on the Pink Sheets under the symbol “DGTE”; however it is very limited Public Market for the common stock.  As of February 28, 2010, 95,910,983 shares of common stock were outstanding. There is no active trading market for our Common Stock at present and, according to the best information available to management, there has been no active trading activity for approximately three years.

Common Stock Market Prices

The following table sets forth, for the periods indicated, the high and the low closing sales price per share of our common stock as reported on the Pink Sheets.

Price Range	High	Low

Fiscal year ended February 28, 2010	$.10
First Quarter	$.08	$.04
Second Quarter	$.15	$.04
Third Quarter	$.15	$.10

Holders of Our Common Stock

As of February 28, 2010, there were 294 holders of record of the Company’s common stock.

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

Year Ended February 28, 2010, compared to Year Ended February 28, 2009

Results of Operations

We had no revenues in the years ended February 28, 2010 or 2009.  Our operating expenses for the year ended February 28, 2010 were $13,478 compared to $13,432 in 2009.  All of our operating expenses were general and administrative expenses. Included in operating expenses for each year was a $12,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer.  2010 interest expense of $14,500 ($4,834 in 2009) consists of amortization of the loan discount $ 12,500 and an increase in accrued interest of $2,000 compared to $4,167 and $667 for these items, respectively, in 2009.

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

Our only asset was cash of $4,647 at February 28, 2010. Our liabilities totaling $53,880 consisted of accounts payable of $750; accruals for professional services of $25,000; accrued interest of $2,667; advances in the form of expenses paid on our behalf of our sole officer & director of $8,796 and $16,667, the discounted carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature.. The remaining discount of $8,833 will be amortized over the balance of the two year period to maturity. Our shareholders’ deficit totaled $49,233 at February 28, 2010. Our accumulated deficit to date stands at $98,234.

Net Operating Loss

The Company has accumulated approximately $98,000 of net operating losses as of February 28, 2010. $58,000 of this loss may be carried forward to offset future taxable income through the year 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards that can be used. No tax benefit has been reported in the financial statements for the year ended February 28, 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations

Critical Accounting Policies Involving Management Estimates and Assumptions

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

None.

Item 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders

Desert Gateway, Inc.

Bartlesville, OK

I have audited the accompanying balance sheet of Desert Gateway, Inc. as of February 28, 2010 and 2009 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Gateway, Inc. as of February 28, 2010 and 2009 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended  in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $98,000 cumulative loss from operations.  The Company may not have adequate readily available resources to fund operations through February 28, 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 25, 2010

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant, NY, FL
Orlando, Florida

Desert Gateway, Inc.
Balance Sheet

	February 28, 2010	February 28, 2009

Assets
Current assets
Cash	$4,647	$4,771
Prepaid expenses	0	0
Total current assets	4,647	4,771

Total Assets	$4,647	$4,771

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	27,667	25,667
Due to related parties	8,796	7,442
Convertible debt due within one year	16,667	0
Total current liabilities	53,880	33,859

Convertible debt due after one year	0	4,167

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
95,910,983 issuable or issued & outstanding	9,591	9,591
Additional paid-in capital	39,409	27,409
Accumulated Deficit	(98,234)	(70,256)
Total Stockholders' Deficiency	(49,233)	(33,255)

Total Liabilities & Stockholders' Deficiency	$4,647	$4,771

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Desert Gateway, Inc.
Statement of Operations

	Years Ended Feb 28,,
	2010	2009

Revenue	$0	$0

Costs & Expenses:
General & administrative	13,478	13,432
Interest and amortization of debt discount	14,500	4,834
Total Costs & Expenses	27,978	18,266

Loss from continuing operations before income taxes	(27,978)	(18,266)

Income taxes	0	0

Net Loss	($27,978)	($18,266)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	95,910,983	95,910,983

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Desert Gateway, Inc.
Statement of Cash Flows

	Years Ended Feb 28,
	2010	2009

Cash flows from operating activities:
Net Loss	($27,978)	($18,266)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of loan discount	12,500	4,167
Fair value of services provided by related parties	12,000	12,000
Expenses paid by related parties	1,354	453
Payables paid by related parties	0	930
Increase (decrease) in accounts payable & accrued expenses	2,000	(19,513)
Cash used by operating activities:	(124)	(20,229)

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from debt borrowings	0	25,000
Cash generated by financing activities	0	25,000

Change in cash	(124)	4,771
Cash-beginning of period	4,771	0
Cash-end of period	$4,647	$4,771

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 29, 2008	95,910,983	$9,591	-$9,591	($51,990)
Fair value of services provided by related party			12,000
Impact of beneficial conversion feature			25,000
Net Loss				(18,266)
Balance at February 28, 2009	95,910,983	9,591	27,409	(70,256)
Fair value of services provided by related party			12,000
Net Loss				(27,978)
Balance at February 28, 2010	95,910,983	$9,591	$39,409	($98,234)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

DESERT GATEWAY, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 February 28, 2010

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2010 and 2009, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

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
February 28, 2010

.

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

We have a current operating loss carry-forward of $58,000 resulting in deferred tax assets of $20,600. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after February 29, 2008.

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

4.	Related Party Transactions Not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by affiliates on our behalf. These unreimbursed items totaled $8,796 and $7,442 at February 28, 2010 and 2009 respectively.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $12,000 for each year presented and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Convertible Debt:

On November 1, 2008, we finalized the terms of the May, 2008 advance of $25,000 by issuing a $25,000 convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.01 per share and matures on November 1, 2010.

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

The carrying value of the note is calculated as follows:

Face amount of note	$25,000
Future amortization of discount through February, 2011	(8,333)
Current carrying value	$16,667

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

(b)

Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended February 28, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended February 28, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2010 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

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
Robert Wilson
President, Chief Executive Officer, and Sole Director