Form 10-Q
period 2010-05-31
Desert Gateway, Inc.
filed 2010-10-28
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Gateway, Inc.
Balance Sheet

	May 31, 2010	February 28, 2010
	(unaudited)
Assets
Current assets
Cash	$4,629	$4,647
Prepaid expenses	0	0
Total current assets	4,629	4,647

Total Assets	$4,629	$4,647

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	28,167	27,667
Due to related parties	8,796	8,796
Convertible debt due within one year	19,793	16,667
Total current liabilities	57,506	53,880

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
95,910,983 issuable or issued & outstanding	9,591	9,591
Additional paid-in capital	42,409	39,409
Accumulated Deficit	(104,878)	(98,234)
Total Stockholders' Deficiency	(52,877)	(49,233)

Total Liabilities & Stockholders' Deficiency	$4,629	$4,647

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Operations
(unaudited)

	Three Months Ended May 31
	2010	2009

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,018	4,019
Interest and amortization of debt discount	3,626	3,626
Total Costs & Expenses	6,644	7,645

Loss from continuing operations before income taxes	(6,644)	(7,645)
Income taxes	0	0

Net Loss	($6,644)	($7,645)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	95,910,983	95,910,983

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended May 31
	2010	2009

Cash flows from operating activities:
Net Loss	($6,644)	($7,645)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of loan discount	3,126	3,126
Fair value of services provided by related parties	3,000	3,000
Expenses paid by related parties	0	1,000
Increase (decrease) in accounts payable & accrued expenses	500	500
Cash used by operating activities:	(18)	(19)

Change in cash	(18)	(19)
Cash-beginning of period	4,647	4,771
Cash-end of period	$4,629	$4,752

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency
(Unaudited)
	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2009	95,910,983	9,591	27,409	(70,256)
Fair value of services provided by related party			12,000
Net Loss				(27,978)
Balance at February 28, 2010	95,910,983	$9,591	$39,409	($98,234)
Fair value of services provided by related party			3,000
Net Loss				(6,644)
Balance at May 31, 2010	95,910,983	$9,591	$42,409	($104,878)
See notes to unaudited interim financial statements.

See notes to unaudited interim financial statements.

DESERT GATEWAY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our February 28, 2010 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended May 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2010 or 2009.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $8,796 at May 31, 2010.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month period ended May 31, 2010 and 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

The carrying value of the note is net of $5,207 in unamortized discount. The discount will be fully amortized by November 1, 2010.

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

Results of Operations

We had no revenues in the three months ended May 31, 2010 or 2009.  Our operating expenses for the three months ended May 31, 2010 were $3,018 compared to $4,019 in 2009.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $3,626 consists of amortization of the loan discount $3,126 and an increase in accrued interest of $500.

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

Our only asset was cash totaling $4,629 as of May 31, 2010  and our liabilities totaling $57,506 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000, accrued interest $3,167; advances from our sole officer & director of $8,796 and the discounted carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature. The discount reduced the carrying value of the note to $19,793. The remaining discount of $5,207will be amortized over the remaining balance of the two year period to maturity.. Our shareholders’ deficit totaled $52,877 at May 31, 2010. Our accumulated deficit to date stands at $104,878.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Standard Registrar & Transfer Company, Inc.

12528 S 1840 East

Draper, Utah 84020

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  (Removed & Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits

(a)

Exhibits

Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Robert Wilson	CEO and CFO	October 25, 2010
Robert Wilson

11