Form 10-Q
period 2010-11-30
Desert Gateway, Inc.
filed 2011-01-19
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

The number of shares outstanding of the Registrant’s common stock as of January 19, 2011, was 95,910,983 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Gateway, Inc.
Balance Sheet

	Nov 30, 2010	February 28, 2010
	(unaudited)
Assets
Current assets
Cash	$4,538	$4,647
Prepaid expenses	0	0
Total current assets	4,538	4,647

Total Assets	$4,538	$4,647

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	29,167	27,667
Due to related parties	8,796	8,796
Convertible debt due within one year	25,000	16,667
Total current liabilities	63,713	53,880

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
95,910,983 issuable or issued & outstanding	9,591	9,591
Additional paid-in capital	48,409	39,409
Accumulated Deficit	(117,176)	(98,234)
Total Stockholders' Deficiency	(59,175)	(49,233)

Total Liabilities & Stockholders' Deficiency	$4,538	$4,647

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended Nov 30
	2010	2009

Cash flows from operating activities:
Net Loss	($18,942)	($20,983)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of loan discount	8,333	9,378
Fair value of services provided by related parties	9,000	9,000
Expenses paid by related parties	0	1,000
Increase (decrease) in accounts payable & accrued expenses	1,500	1,500
Cash used by operating activities:	(109)	(105)

Change in cash	(109)	(105)
Cash-beginning of period	4,647	4,771
Cash-end of period	$4,538	$4,666

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency
(Unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2009	95,910,983	9,591	27,409	(70,256)
Fair value of services provided by related party			12,000
Net Loss				(27,978)
Balance at February 28, 2010	95,910,983	$9,591	$39,409	($98,234)
Fair value of services provided by related party			9,000
Net Loss				(18,942)
Balance at November 30, 2010	95,910,983	$9,591	$48,409	($117,176)
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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended November 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $8,796 at November 30, 2010.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 for the nine-month period ended November 30, 2010 and 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

The discount was fully amortized on November 1, 2010.

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

Results of Operations

We had no revenues in the nine months ended November 30, 2010 or 2009.  Our operating expenses for the nine months ended November 30, 2010 were $9,109 compared to $10,105 in 2009.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $9,833 consists of amortization of the loan discount $ 8,333 and an increase in accrued interest of $1,500.

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

Our only asset was cash totaling $4,538 as of November 30, 2010  and our liabilities totaling $63,713 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000, accrued interest $4,167; advances from our sole officer & director of $8,796 and the carrying value of the note payable. Our shareholders’ deficit totaled $59,175 at November, 2010. Our accumulated deficit to date stands at $117,176.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Robert Wilson	CEO and CFO	January 19, 2011
Robert Wilson