Form 10-K
period 2011-02-28
Desert Gateway, Inc.
filed 2011-05-25
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending February 28, 2011

OR

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from   to

Commission File Number :  000-53293

Desert Gateway, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2383102
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.

414 SE Washington Blvd., #102, Bartlesville, Oklahoma	74006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (918) 336-1773

Securities registered to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001	N/A

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

Yes ☑ No ☐

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

☑

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
Yes ☑ No ☐

The number of shares outstanding of the registrant’s Common Stock as of May 25, 2011, $0.0001 par value, was 95,910,983.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

The common stock is traded on the Pink Sheets under the symbol “DGTE”; however it is very limited Public Market for the common stock.  As of February 28, 2011, 95,910,983 shares of common stock were outstanding. There is no active trading market for our Common Stock at present and, according to the best information available to management, there has been no active trading activity for approximately three years.

Common Stock Market Prices

The following table sets forth, for the periods indicated, the high and the low closing sales price per share of our common stock as reported on the Pink Sheets.

Price Range	High	Low

Fiscal year ended February 28, 2011	$.10
First Quarter	$.08	$.04
Second Quarter	$.15	$.04
Third Quarter	$.15	$.10

Holders of Our Common Stock

As of February 28, 2011, there were 294 holders of record of the Company’s common stock.

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

Year Ended February 28, 2011, compared to Year Ended February 28, 2009

Results of Operations

We had no revenues in the years ended February 28, 2011 or 2010.  Our operating expenses for the year ended February 28, 2011 were $12,689 compared to $13,478 in 2010.  All of our operating expenses were general and administrative expenses. Included in operating expenses for each year was a $12,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer.  2011 interest expense of $10,333 ($14,500 in 2010) consists of amortization of the loan discount $ 8,333 and an increase in accrued interest of $2,000 compared to $12,500 and $2,000 for these items, respectively, in 2010.

Liquidity and Capital Resources

In May. 2008 we received $25,000 in proceeds on a short term loan. The terms of the loan were settled in November, 2008. As settled in November, the loan bears interest at 8% and is convertible into a fixed 2.5 million shares of our common stock at the discretion of the holder. The note matures on November 1, 2010. We used the loan to pay accrued professional fees of $20,000. The terms of the note payable required us to recognize a discount (limited to the $25,000 carrying value of the note) due to the intrinsic value of the conversion feature. The note was due November 1, 2010 and is currently in default.

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

Our only asset was cash of $3,958 at February 28, 2011. Our liabilities totaling $64,213 consisted of accounts payable of $750; accruals for professional services of $25,000; accrued interest of $4,667; advances in the form of expenses paid on our behalf of our sole officer & director of $8,796 and $25,000 the carrying value of the note payable. Our shareholders’ deficit totaled $60,255 at February 28, 2011. Our accumulated deficit to date stands at $121,256.

Net Operating Loss

The Company has accumulated approximately $121,000 of net operating losses as of February 28, 2011. $60,000 of this loss may be carried forward to offset future taxable income through the year 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards that can be used. No tax benefit has been reported in the financial statements for the year ended February 28, 2011 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

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

None.

Item 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Desert Gateway, Inc.
Bartlesville, OK

I have audited the accompanying balance sheet of Desert Gateway, Inc. as of February 28, 2011 and 2010 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Gateway, Inc. as of February 28, 2011 and 2010 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended  in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $121,256 cumulative loss from operations.  The Company may not have adequate readily available resources to fund operations through February 28, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

May 23, 2011

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant, NY, FL
Orlando, Florida

Desert Gateway, Inc.
Balance Sheet

	February 28, 2011	February 28, 2010

Assets
Current assets
Cash	$3,958	$4,647
Prepaid expenses	0	0
Total current assets	3,958	4,647

Total Assets	$3,958	$4,647

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	29,667	27,667
Due to related parties	8,796	8,796
Convertible debt	25,000	16,667
Total current liabilities	64,213	53,880

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
959,127 issued & outstanding	96	9,591
Additional paid-in capital	60,904	39,409
Accumulated Deficit	(121,256)	(98,234)
Total Stockholders' Deficiency	(60,255)	(49,233)

Total Liabilities & Stockholders' Deficiency	$3,958	$4,647

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Desert Gateway, Inc.
Statement of Operations

	Years Ended Feb 28,
	2011	2010

Revenue	$0	$0

Costs & Expenses:
General & administrative	12,689	13,478
Interest and amortization of debt discount	10,333	14,500
Total Costs & Expenses	23,022	27,978

Loss from continuing operations before income taxes	(23,022)	(27,978)
Income taxes	0	0

Net Loss	($23,022)	($27,978)

Basic and diluted per share amounts:
Continuing operations	($0.02)	($0.03)
Basic and diluted net loss	($0.02)	($0.03)

Weighted average shares outstanding (basic & diluted)	959,127	959,127

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Desert Gateway, Inc.
Statement of Cash Flows

	Years Ended Feb 28,
	2011	2010

Cash flows from operating activities:
Net Loss	($23,022)	($27,978)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of loan discount	8,333	12,500
Fair value of services provided by related parties	12,000	12,000
Expenses paid by related parties	0	1,354
Increase in accounts payable & accrued expenses	2,000	2,000
Cash used by operating activities:	(689)	(124)

Change in cash	(689)	(124)
Cash-beginning of period	4,647	4,771
Cash-end of period	$3,958	$4,647

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2009	959,127	96	36,904	(70,256)
Fair value of services provided by related party			12,000
Net Loss				(27,978)
Balance at February 28, 2010	959,127	$96	$48,904	($98,234)
Fair value of services provided by related party			12,000
Net Loss				(23,022)
Balance at February 28, 2011	959,127	$96	$60,904	($121,256)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

DESERT GATEWAY, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 February 28, 2011

The Company

Organizational Background:  We were incorporated February 8, 2008 as a subsidiary of American Merchant Data Services, Inc. Our former parent company, American Merchant Data Services, Inc. (AMDS) was originally incorporated on January 27, 2000 in Florida as Boats.Com, Inc.  On September 25, 2002 AMDS changed its name to American Merchant Data Services, Inc. AMDS has not conducted any business operations since 2004.

Holding Company Formation and Forward Triangular Merger:

During the fiscal period ended February 29, 2008 we consummated a reorganization which we refer to collectively as the “2008 Reorganization”. The Company was spun-off of AMDS Inc during February 2008, pursuant to a tax-free reorganization in which all AMDS shareholders became shareholders of Desert Gateway, Inc. in the same proportion. As a result of the 2008 Reorganization, each share of outstanding common stock of the AMDS received one share of common stock of Desert Gateway with the same rights, privileges, and preferences, including as to liquidation. In conjunction with the reorganization AMDS concluded a downstream merger into a second subsidiary. All of AMDS’ operating assets, liabilities and tax attributes (including accumulated losses and net operating losses) carried forward to the subsidiary. Accordingly, AMDS is not considered a predecessor company for accounting or legal purposes.

In conjunction with the reorganization we re-domiciled to Delaware.

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2011 and 2010, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

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
February 28, 2011

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

We have a current operating loss carry-forward of $60,000 resulting in deferred tax assets of $20,600. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

Reverse Stock Split

On February 12, 2011 we declared a reverse split of our common stock. The formula provided that every one hundred (100) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective on that date for holders of record at February 12, 2011. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred March 1, 2009.

Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis..

         Recent Sales of Common Stock-2008 Reorganization

In February, 2008, we issued 959,110 common shares to the shareholders of our former parent company, AMDS. .

          Preferred Stock

We are currently authorized to issue up to 20,000,000 shares of $ 0.0001 preferred stock.

          Stock Options

There are no employee or non-employee options grants.

4.	Related Party Transactions Not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by affiliates on our behalf. These unreimbursed items totaled $8,796 at February 28, 2011 and 2010 respectively.

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

On November 1, 2008, we finalized the terms of the May, 2008 advance of $25,000 by issuing a $25,000 convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.01 per share and matured on November 1, 2010 and is currently in default.

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

The carrying value of the note is calculated as follows:

Face amount of note	$25,000
Future amortization of discount through February, 2012	0
Current carrying value	$25,000

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

As of February 28, 2011, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

(b)

Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Robert Wilson	42	President/Director

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

The Company is obligated to pay Robert Wilson, in his capacity as director, $5,000.00 yearly as base compensation through December 31, 2009.

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended February 28, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2011 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Michael F. Cronin, CPA, our independent auditor, for the audit of our annual consolidated financial statements was $10,000.

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

Date:	May 25, 2011	By:	/s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, and Sole Director