Form 10-Q
period 2011-05-31
Desert Gateway, Inc.
filed 2011-07-07
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

The number of shares outstanding of the Registrant’s common stock as of July 6, 2011, was 95,910,983 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Gateway, Inc.
Balance Sheet

	May 31, 2011	February 28, 2011
	(unaudited)

Assets
Current assets
Cash	$3,934	$3,958
Prepaid expenses	0	0
Total current assets	3,934	3,958

Total Assets	$3,934	$3,958

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	30,167	29,667
Due to related parties	8,796	8,796
Convertible debt due within one year	25,000	25,000
Total current liabilities	64,713	64,213

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
959,127 issued & outstanding	96	96
Additional paid-in capital	63,904	60,904
Accumulated Deficit	(124,780)	(121,256)
Total Stockholders' Deficiency	(60,779)	(60,255)

Total Liabilities & Stockholders' Deficiency	$3,934	$3,958

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Operations
(unaudited)

	Three Months Ended May 31,
	2011	2010

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,024	3,018
Interest and amortization of debt discount	500	3,626
Total Costs & Expenses	3,524	6,644

Loss from continuing operations before income taxes	(3,524)	(6,644)
Income taxes	0	0

Net Loss	($3,524)	($6,644)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	959,127	959,127

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended May 31,
	2011	2010

Cash flows from operating activities:
Net Loss	($3,524)	($6,644)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of loan discount	0	3,126
Fair value of services provided by related parties	3,000	3,000
Increase (decrease) in accounts payable & accrued expenses	500	500
Cash used by operating activities:	(24)	(18)

Change in cash	(24)	(18)
Cash-beginning of period	3,958	4,647
Cash-end of period	$3,934	$4,629

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency
(Unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2010	959,127	$96	$48,904	($98,234)
Fair value of services provided by related party			12,000
Net Loss				(23,022)
Balance at February 28, 2011	959,127	$96	$60,904	($121,256)
Fair value of services provided by related party			3,000
Net Loss				(3,524)
Balance at May 31, 2011	959,127	$96	$63,904	($124,780)

See notes to unaudited interim financial statements.

DESERT GATEWAY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our February 28, 2011 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended May 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2011 or 2010.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $8,796 at May 31, 2011.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month periods ended May 31, 2011 and 2010 and has been reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Convertible Debt:

On November 1, 2008, we finalized the terms of the May, 2008 advance of $25k by issuing a $25k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion price of $0.01 per share and matured on November 1, 2010. The note is currently in default.

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

Results of Operations

We had no revenues in the three months ended May 31, 2011 or 2010.  Our operating expenses for the three months ended May 31, 2011 were $3,024 compared to $3,018 in 2010.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense is the result of an increase in the accrual of $500.

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

Our only asset was cash totaling $3,934 as of May 31, 2011  and our liabilities totaling $64,713 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000, accrued interest $5,167; advances from our sole officer & director of $8,796 and the discounted carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature. The carrying value of the note was $25,000. Our shareholders’ deficit totaled $60,779 at May 31, 2011. Our accumulated deficit to date stands at $124,780.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Robert Wilson	CEO and CFO	July 6, 2011
Robert Wilson

16