Form 10-Q/A
period 2011-05-31
Desert Gateway, Inc.
filed 2011-10-31
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A

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

The number of shares outstanding of the Registrant’s common stock as of July 6, 2011, was 959,127 shares of common stock.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q/A.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company's authorized capital stock consists of 120,000,000 shares, of which 100,000,00 are common stock with a par value of $0.0001  per share, and of which 20,000,000 are preferred stock with a par value of $0.0001 per share.  We have 959,127 Common Shares issued and outstanding as of the date of this filing, and to date, no Preferred Shares have been issued.

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

Signature	Title	Date

/s/ Robert Wilson	CEO and CFO	October 31, 2011
Robert Wilson

16