Form 10-Q
period 2011-11-30
Desert Gateway, Inc.
filed 2012-01-11
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

The number of shares outstanding of the Registrant’s common stock as of January 10, 2012, was 959,127 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Gateway, Inc.
Balance Sheet

	Nov 30, 2011	February 28, 2011
	(unaudited)

Assets
Current assets
Cash	$3,891	$3,958
Prepaid expenses	0	0
Total current assets	3,891	3,958

Total Assets	$3,891	$3,958

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	31,167	29,667
Due to related parties	8,796	8,796
Convertible debt due within one year	25,000	25,000
Total current liabilities	65,713	64,213

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
959,127 issued & outstanding	96	96
Additional paid-in capital	69,904	60,904
Accumulated Deficit	(131,823)	(121,256)
Total Stockholders' Deficiency	(61,822)	(60,255)

Total Liabilities & Stockholders' Deficiency	$3,891	$3,958

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Nov 30,		Nine Months Ended Nov 30,
	2011	2010	2011	2010

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,018	3,091	9,067	9,109
Interest and amortization of debt discount	500	2,581	1,500	9,833
Total Costs & Expenses	3,518	5,672	10,567	18,942

Loss from continuing operations before income taxes	(3,518)	(5,672)	(10,567)	(18,942)
Income taxes	0	0	0	0

Net Loss	($3,518)	($5,672)	($10,567)	($18,942)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	($0.01)	($0.02)
Basic and diluted net loss	Nil	Nil	($0.01)	($0.02)

Weighted average shares outstanding (basic & diluted)	959,127	959,127	959,127	959,127

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended Nov 30,
	2011	2010

Cash flows from operating activities:
Net Loss	($10,567)	($18,942)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of loan discount	0	8,333
Fair value of services provided by related parties	9,000	9,000
Increase (decrease) in accounts payable & accrued expenses	1,500	1,500
Cash used by operating activities:	(67)	(109)

Change in cash	(67)	(109)
Cash-beginning of period	3,958	4,647
Cash-end of period	$3,891	$4,538

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency
(Unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2010	959,127	$96	$48,904	($98,234)
Fair value of services provided by related party			12,000
Net Loss				(23,022)
Balance at February 28, 2011	959,127	$96	$60,904	($121,256)
Fair value of services provided by related party			9,000
Net Loss				(10,567)
Balance at November 30, 2011	959,127	$96	$69,904	($131,823)

See notes to unaudited interim financial statements.

DESERT GATEWAY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended November 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $8,796 at November 30, 2011.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 for the nine-month periods ended November 30, 2011 and 2010 and has been reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the nine months ended November 30, 2011 or 2010.  Our operating expenses for the  November 30, 2011 were $9,067 compared to $9,109 in 2010.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense is the result of an increase in the accrual of $1,500.

Liquidity and Capital Resources

In May. 2008 we received $25,000 in proceeds on a short term loan. The terms of the loan were settled in November, 2008. As settled in November, the loan bears interest at 8% and is convertible into a fixed 2.5 million shares of our common stock at the discretion of the holder. The note matured on November 1, 2010. We used the loan to pay accrued professional fees of $20,000.

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

Our only asset was cash totaling $3,891 as of November 30, 2011  and our liabilities totaling $65,713 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000, accrued interest $6,167; advances from our sole officer & director of $8,796. The carrying value of the note was $25,000. Our shareholders’ deficit totaled $61,822 at November 30, 2011. Our accumulated deficit to date stands at $131,823.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Robert Wilson	CEO and CFO	January 10, 2012
Robert Wilson

17