Form 10-K
period 2012-02-29
Desert Gateway, Inc.
filed 2012-05-24
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending February 29, 2012

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
Yes ☑ No ☐

The number of shares outstanding of the registrant’s Common Stock as of May 23, 2012, $0.0001 par value, was 106,681.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

The common stock is traded on the Pink Sheets under the symbol “DGTE”; however it is very limited Public Market for the common stock.  As of February 29, 2012, 95,910,983 shares of common stock were outstanding. There is no active trading market for our Common Stock at present and, according to the best information available to management, there has been no active trading activity for approximately three years.

Common Stock Market Prices

The following table sets forth, for the periods indicated, the high and the low closing sales price per share of our common stock as reported on the Pink Sheets.

Price Range	High	Low

Fiscal year ended February 29, 2012	$.10
First Quarter	$.08	$.04
Second Quarter	$.15	$.04
Third Quarter	$.15	$.10

Holders of Our Common Stock

As of February 29, 2012, there were 294 holders of record of the Company’s common stock.

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

Year Ended February 29, 2012, compared to Year Ended February 28, 2011

Results of Operations

We had no revenues in the years ended February 29, 2012 or 2011.  Our operating expenses for the year ended February 29, 2012 were $12,825 compared to $12,689 in 2010.  All of our operating expenses were general and administrative expenses. Included in operating expenses for each year was a $12,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer.  2012 interest expense of $2,000 ($10,333 in 2011) consists of amortization of the loan discount $ 0 and an increase in accrued interest of $2,000 compared to $8,333 and $2,000 for these items, respectively, in 2011.

Liquidity and Capital Resources

In May. 2008 we received $25,000 in proceeds on a short term loan. The terms of the loan were settled in November, 2008. As settled in November, the loan bears interest at 8% and is convertible into a fixed 2.5 million shares of our common stock at the discretion of the holder. The note matures on November 1, 2010. We used the loan to pay accrued professional fees of $20,000. The terms of the note payable required us to recognize a discount (limited to the $25,000 carrying value of the note) due to the intrinsic value of the conversion feature. The note is due November 1, 2012.

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

Our only asset was cash of $3,909 at February 29, 2012. Our liabilities totaling $66,989 consisted of accounts payable of $750; accruals for professional services of $25,000; accrued interest of $6,667; advances in the form of expenses paid on our behalf of our sole officer & director of $9,572 and $25,000 the carrying value of the note payable. Our shareholders’ deficit totaled $63,080 at February 29, 2012. Our accumulated deficit to date stands at $136,081.

Net Operating Loss

The Company has accumulated approximately $136,000 of net operating losses as of February 29, 2012. $60,000 of this loss may be carried forward to offset future taxable income through the year 2032. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards that can be used. No tax benefit has been reported in the financial statements for the year ended February 29, 2012 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

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

Recent Pronouncements

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:

1)

measuring the fair value of financial instruments that are managed within a portfolio,

2)

application of premiums and discounts in a fair value measurement, and

3)

additional disclosures about fair value measurements.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Off Balance Sheet Transactions

None

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Desert Gateway, Inc.
Bartlesville, OK

I have audited the accompanying balance sheet of Desert Gateway, Inc. as of February 29, 2012 and February 28, 2011 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Gateway, Inc. as of February 29, 2012 and February 28, 2011 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended  in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $136,000 cumulative loss from operations.  The Company may not have adequate readily available resources to fund operations through February 28, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

May 23, 2012

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant, NY, FL
Orlando, Florida

Desert Gateway, Inc.
Balance Sheet

	February 29, 2012	February 28, 2011

Assets
Current assets
Cash	$3,909	$3,958
Prepaid expenses	0	0
Total current assets	3,909	3,958

Total Assets	$3,909	$3,958

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	31,667	29,667
Due to related parties	9,572	8,796
Convertible debt due within one year	25,000	25,000
Total current liabilities	66,989	64,213

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
106,681 issued & outstanding	11	11
Additional paid-in capital	72,989	60,989
Accumulated Deficit	(136,081)	(121,256)
Total Stockholders' Deficiency	(63,080)	(60,255)

Total Liabilities & Stockholders' Deficiency	$3,909	$3,958

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Desert Gateway, Inc.
Statement of Operations

	Year Ended Feb 29, 2012	Year Ended Feb 28, 2011

Revenue	$0	$0

Costs & Expenses:
General & administrative	12,825	12,689
Interest and amortization of debt discount	2,000	10,333
Total Costs & Expenses	14,825	23,022

Loss from continuing operations before income taxes	(14,825)	(23,022)
Income taxes	0	0

Net Loss	($14,825)	($23,022)

Basic and diluted per share amounts:
Continuing operations	($0.14)	($0.22)
Basic and diluted net loss	($0.14)	($0.22)

Weighted average shares outstanding (basic & diluted)	106,681	106,681

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Desert Gateway, Inc.
Statement of Cash Flows

	Year Ended Feb 29, 2012	Year Ended Feb 28, 2011

Cash flows from operating activities:
Net Loss	($14,825)	($23,022)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of loan discount	0	8,333
Fair value of services provided by related parties	12,000	12,000
Expenses paid by related parties	776	0
Increase (decrease) in accounts payable & accrued expenses	2,000	2,000
Cash used by operating activities:	(49)	(689)

Change in cash	(49)	(689)
Cash-beginning of period	3,958	4,647
Cash-end of period	$3,909	$3,958

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2010	106,681	$11	$48,989	($98,234)
Fair value of services provided by related party			12,000
Net Loss				(23,022)
Balance at February 28, 2011	106,681	$11	$60,989	($121,256)
Fair value of services provided by related party			12,000
Net Loss				(14,825)
Balance at February 29, 2012	106,681	$11	$72,989	($136,081)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

DESERT GATEWAY, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 February 29, 2012

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 29, 2012 and February 28, 2011, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

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

All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred February 28, 2009.

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

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:

4)

measuring the fair value of financial instruments that are managed within a portfolio,

5)

application of premiums and discounts in a fair value measurement, and

6)

additional disclosures about fair value measurements.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

DESERT GATEWAY, INC.

NOTES TO FINANCIAL STATEMENTS
February 29, 2012

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

  Reverse Stock Split

On October 3, 2011 we declared a reverse split of our common stock. The formula provided that every nine (9) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective on that date for holders of record at November 8, 2011. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred March 1, 2010.

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

4.	Related Party Transactions Not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by affiliates on our behalf. These unreimbursed items totaled $9,572 and $8,796 at February 29, 2012 and February 28, 2011 respectively.

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

On November 1, 2008, we finalized the terms of the May, 2008 advance of $25,000 by issuing a $25,000 convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.01 per share and matures on November 1, 2012.

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

As of February 29, 2012, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

(b)

Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended February 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended February 29, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 29, 2012 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock(1)

IACE Investments One, Inc. *	54,445	51.08%
Robert Wilson	0	0%

All Officers and Directors as a Group (1 person)	54,445	51.08%

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

Date:	May 23, 2012	By:	/s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, and Sole Director