Form 10-Q/A
period 2011-08-31
Desert Gateway, Inc.
filed 2012-06-06
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A2

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 on Form 10-Q/A2 to the Company's quarterly report on Form 10-Q for the period ended August 31, 2011 filed with the Securities and Exchange Commission on the 12th day of October, 2011, as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on the 31st day of October, 2011, to furnish Exhibit 101 to the Form 10-Q/A in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the following materials from the Company's Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Schema

101.CAL

XBRL Taxonomy Calculation Linkbase

101.DEF

XBRL Taxonomy Definition Linkbase

101.LAB

XBRL Taxonomy Label Linkbase

101.PRE

XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data filed attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q/A2.

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

Signature	Title	Date

/s/ Robert Wilson	CEO and CFO	June 6, 2012
Robert Wilson

17