Form 10-Q
period 2012-05-31
Desert Gateway, Inc.
filed 2012-08-08
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As previously disclosed, the Company filed an Amendment to its Articles of Incorporation with the Delaware Secretary of State in order to effect a 1 to 9 (1/9) reverse stock split of the Company’s issued and outstanding common stock.  The Reverse Stock Split became effective on November 8, 2011.  The records of the Transfer Agent correctly reflect the number of shares outstanding of the Registrant’s common stock as of July 10, 2012, was 106,695 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Gateway, Inc.
Balance Sheet

	May 31, 2012	February 29, 2012
	(unaudited)

Assets
Current assets
Cash	$3,900	$3,909
Prepaid expenses	0	0
Total current assets	3,900	3,909

Total Assets	$3,900	$3,909

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	32,167	31,667
Due to related parties	9,572	9,572
Convertible debt due within one year	25,000	25,000
Total current liabilities	67,489	66,989

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
106,695 issued & outstanding	11	11
Additional paid-in capital	75,989	72,989
Accumulated Deficit	(139,590)	(136,081)
Total Stockholders' Deficiency	(63,589)	(63,080)

Total Liabilities & Stockholders' Deficiency	$3,900	$3,909

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Operations
(unaudited)

	Three Months Ended May 31,
	2012	2011

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,009	3,024
Interest and amortization of debt discount	500	500
Total Costs & Expenses	3,509	3,524

Loss from continuing operations before income taxes	(3,509)	(3,524)
Income taxes	0	0

Net Loss	($3,509)	($3,524)

Basic and diluted per share amounts:
Continuing operations	($0.03)	($0.03)
Basic and diluted net loss	($0.03)	($0.03)

Weighted average shares outstanding (basic & diluted)	106,681	106,681

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended May 31,
	2012	2011

Cash flows from operating activities:
Net Loss	($3,509)	($3,524)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	3,000	3,000
Increase (decrease) in accounts payable & accrued expenses	500	500
Cash used by operating activities:	(9)	(24)

Change in cash	(9)	(24)
Cash-beginning of period	3,909	3,958
Cash-end of period	$3,900	$3,934

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency
(Unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2011	106,681	$11	$60,989	($121,256)
Fair value of services provided by related party			12,000
Net Loss				(14,825)
Balance at February 29, 2012	106,681	$11	$72,989	($136,081)
Fair value of services provided by related party			3,000
Net Loss				(3,509)
Balance at May 31, 2012	106,681	$11	$75,989	($139,590)

See notes to unaudited interim financial statements.

DESERT GATEWAY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our February 28, 2012 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended May 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

2.	Earnings/Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of preferred stock or convertible notes. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. All per share disclosures retroactively reflect shares outstanding or issuable.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2012 or 2011.

3.	New Accounting Standards

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

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

4.	Related Party Transactions no Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $9,572 at May 31, 2012.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month periods ended May 31, 2012 and 2011 and has been reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the three months ended May 31, 2012 or 2011.  Our operating expenses for the three months ended May 31, 2012 were $3,009 compared to $3,024 in 2011.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense is the result of an increase in the accrual of $500.

Liquidity and Capital Resources

In May. 2008 we received $25,000 in proceeds on a short term loan. The terms of the loan were settled in November, 2008. As settled in November, the loan bears interest at 8% and is convertible into a fixed 2.5 million shares of our common stock at the discretion of the holder. The note matured on November 1, 2010 and is currently in default. We used the loan to pay accrued professional fees of $20,000.

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

Our only asset was cash totaling $3,900 as of May 31, 2012  and our liabilities totaling $67,489 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000, accrued interest $7,167; advances from our sole officer & director of $9,572.  The carrying value of the note was $25,000. Our shareholders’ deficit totaled $63,589 at May 31, 2012. Our accumulated deficit to date stands at $139,590..

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

Recent Pronouncements

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

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

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011

Off Balance Sheet Transactions

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company's authorized capital stock consists of 120,000,000 shares, of which 100,000,00 are common stock with a par value of $0.0001  per share, and of which 20,000,000 are preferred stock with a par value of $0.0001 per share.  We have 106,695 Common Shares issued and outstanding as of the date of this filing, and to date, no Preferred Shares have been issued.

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

Signature	Title	Date

/s/ Robert Wilson	CEO and CFO	July 10, 2012
Robert Wilson