Form 10-Q
period 2012-08-31
Desert Gateway, Inc.
filed 2012-10-10
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

DESERT GATEWAY, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-53293	26-2383102
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

501 South Johnstone Ave., Suite 501, Bartlesville OK 74003

(Address of Principal Executive Offices)

_______________

(918) 336-1773

(Issuer Telephone number)

_______________

414 SE Washington Blvd., #102, Bartlesville OK 74006

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

As previously disclosed, the Company filed an Amendment to its Articles of Incorporation with the Delaware Secretary of State in order to effect a 1 to 9 (1/9) reverse stock split of the Company’s issued and outstanding common stock.  The Reverse Stock Split became effective on November 8, 2011.  The records of the Transfer Agent correctly reflect the number of shares outstanding of the Registrant’s common stock as of October 10, 2012, was 106,695 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Gateway, Inc.
Balance Sheet

	Aug 31, 2012	February 29, 2012
	(unaudited)

Assets
Current assets
Cash	$3,900	$3,909
Prepaid expenses	0	0
Total current assets	3,900	3,909

Total Assets	$3,900	$3,909

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	32,667	31,667
Due to related parties	9,572	9,572
Convertible debt due within one year	25,000	25,000
Total current liabilities	67,989	66,989

Stockholders' Deficiency:
Preferred stock (501 shares outstanding out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
106,695 issued & outstanding	11	11
Additional paid-in capital	78,989	72,989
Accumulated Deficit	(143,090)	(136,081)
Total Stockholders' Deficiency	(64,089)	(63,080)

Total Liabilities & Stockholders' Deficiency	$3,900	$3,909

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Aug 31,		Six Months Ended Aug 31,
	2012	2011	2012	2011

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,000	3,025	6,009	6,049
Interest and amortization of debt discount	500	500	1,000	1,000
Total Costs & Expenses	3,500	3,525	7,009	7,049

Loss from continuing operations before income taxes	(3,500)	(3,525)	(7,009)	(7,049)
Income taxes	0	0	0	0

Net Loss	($3,500)	($3,525)	($7,009)	($7,049)

Basic and diluted per share amounts:
Continuing operations	($0.03)	($0.03)	($0.07)	($0.07)
Basic and diluted net loss	($0.03)	($0.03)	($0.07)	($0.07)

Weighted average shares outstanding (basic & diluted)	106,695	106,695	106,695	106,695

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended Aug 31,
	2012	2011

Cash flows from operating activities:
Net Loss	($7,009)	($7,049)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	6,000	6,000
Increase (decrease) in accounts payable & accrued expenses	1,000	1,000
Cash used by operating activities:	(9)	(49)

Change in cash	(9)	(49)
Cash-beginning of period	3,909	3,958
Cash-end of period	$3,900	$3,909

See notes to unaudited interim financial statements.

Desert Gateway, Inc.
Statement of Stockholders' Deficiency
(Unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2011	106,695	$11	$60,989	($121,256)
Fair value of services provided by related party			12,000
Net Loss				(14,825)
Balance at February 29, 2012	106,695	$11	$72,989	($136,081)
Fair value of services provided by related party			6,000
Net Loss				(7,009)
Balance at August 31, 2012	106,695	$11	$78,989	($143,090)

See notes to unaudited interim financial statements.

DESERT GATEWAY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our February 28, 2012 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results August differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended August 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $9,572 at August 31, 2012.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $6,000 for the six-month periods ended August 31, 2012 and 2011 and has been reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5. Convertible Debt:

On November 1, 2008, we finalized the terms of the August, 2008 advance of $25k by issuing a $25k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion price of $0.01 per share and matured on November 1, 2010. The note is currently in default.

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

Results of Operations

We had no revenues in the six months ended August 31, 2012 or 2011.  Our operating expenses for the six months ended August 31, 2012 were $6,009 compared to $6,049 in 2011.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $6,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense is the result of an increase in the accrual of $1,000.

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

Our only asset was cash totaling $3,900 as of August 31, 2012  and our liabilities totaling $67,989 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000, accrued interest $7,667; advances from our sole officer & director of $9,572.  The carrying value of the note was $25,000. Our shareholders’ deficit totaled $64,089 at August 31, 2012. Our accumulated deficit to date stands at $143,090.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Robert Wilson	CEO and CFO	October 10, 2012
Robert Wilson