Form 10-Q
period 2012-11-30
Retrophin, Inc.
filed 2013-03-06
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

RETROPHIN, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-53293	26-2383102
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

777 Third Avenue New York, NY, 100017
(Address of Principal Executive Offices)
_______________

(212) 983-1310
(Issuer Telephone number)
_______________

DESERT GATEWAY, INC.
414 SE Washington Blvd., #102, Bartlesville OK 74006
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑

The records of the Transfer Agent correctly reflect the number of shares outstanding of the Registrant’s common stock as of February 28, 2013, was 12,067,182 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements
Retrophin, Inc.
 (f/k/a Desert Gateway, Inc.)
Condensed Balance sheets

	November 30, 2012
	(unaudited)	February 29, 2012

Assets
Current assets
Cash	$3,900	$3,909
Total current assets	3,900	3,909

Total Assets	$3,900	$3,909

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	33,328	31,667
Due to related parties	9,572	9,572
Convertible note payable	25,000	25,000
Total current liabilities	68,650	66,989

Stockholders' Deficiency:
Preferred stock, $.0001 par value (501 shares outstanding
out of 20,000,000 authorized)	1	1
Common stock-100,000,000 authorized $0.0001 par value
106,695 issued & outstanding	11	11
Additional paid-in capital	81,989	72,989
Accumulated Deficit	(146,751)	(136,081)
Total Stockholders' Deficiency	(64,750)	(63,080)

Total Liabilities & Stockholders' Deficiency	$3,900	$3,909

See notes to unaudited condensed financial statements.

Retrophin, Inc.
(f/k/a Desert Gateway, Inc.)
Condensed Statements of Operations
(unaudited)

	Nine Months Ended Nov30,		Three Months Ended Nov 30,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Costs and expenses:
General and administrative	9,170	9,067	3,161	3,018
Interest and amortization of debt discount	1,500	1,500	500	500
Total costs and expenses	10,670	10,567	3,661	3,518
Net Loss	$(10,670)	$(10,567)	$(3,661)	$(3,518)

Net loss per share - basic and diluted
Net loss per share	$(0.10)	$(0.10)	$(0.03)	$(0.03)

Weighted average shares outstanding	106,695	106,695	106,695	106,695

See notes to unaudited condensed financial statements.

Retrophin, Inc.
 (f/k/a Desert Gateway, Inc.)
Condensed Statement of Stockholders Deficiency
(unaudited)

	Preferred Stock		Common Stock
					Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance at February 29, 2012	501	1	106,695	11	72,989	(136,081)	(63,080)
Services provided by officer/stockholder					9,000		9,000

Net Loss						(10,670)	(10,670)
Balance at November 30, 2012	501	$1	$106,695	11	$81,989	$(146,751)	$(64,750)

See notes to unaudited condensed financial statements.

Retrophin, Inc.
(f/k/a Desert Gateway, Inc.)
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended November 30,
	2012	2011

Cash flows from operating activities:
Net Loss	$(10,670)	$(10,567)
Adjustments required to reconcile net
loss to net cash used in operating activities:
Fair value of services provided by related parties	9,000	9,000
Increase in accounts payable & accrued expenses	1,661	1,500
Cash used in operating activities:	(9)	(67)

Decrease in cash	(9)	(67)

Cash-beginning of period	3,909	3,958

Cash-end of period	$3,900	$3,891

See notes to unaudited condensed financial statements.

RETROPHIN INC.
(f/k/a DESERT GATEWAY, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation and Organization:

In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows. The balance sheet as of February 28, 2012 has been derived from audited financial statements as of that date.

The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (the "SEC"). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these financial statements are read in conjunction with the financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended February 29, 2012 filed with the SEC.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

The Company up until December 19, 2012 was formerly known as Desert Gateway, Inc (“Desert Gateway” or the “Company”) which was incorporated on February 8, 2008, as a subsidiary of American Merchant Data Services, Inc.  Our former parent company, American Merchant Data Services, Inc. (American Merchant) was originally incorporated on January 27, 2000, in Florida as Boats.com, Inc.  On September 25, 2002 Boats.com, Inc. changed its name to American Merchant Data Services, Inc.  American Merchant later re-domiciled to Oklahoma in October, 2007, under the name American Merchant Data Merger, Inc. (“AMDM”).

During the fiscal period ended February 29, 2008, the Company consummated a reorganization (the “2008 Reorganization”) pursuant to Section 1081(a) of the Oklahoma General Corporation Law, as a tax-free organization.  On February 8, 2008, AMDM caused Desert Gateway to be incorporated in the State of Oklahoma, as a direct, wholly-owned subsidiary of AMDM and caused American Merchant Data Services, Inc. (“AMDS”) to also be incorporated in the State of Oklahoma, as a direct wholly-owned subsidiary of Desert Gateway.  Under the terms of the Reorganization, AMDM was merged with and into AMDS pursuant to Section 1081(g) of the General Corporation Law of the State of Oklahoma (“OGCL”).  Upon consummation of the Reorganization, each issued and outstanding share of AMDM Common Stock was converted into and exchanged for a share of common stock of Desert Gateway (on a share-for-share basis) having the same designations, rights, powers and preferences, and qualifications, limitations and restrictions as the shares of AMDM being converted.   AMDM’s corporate existence ceased.  Under the 2008 Reorganization all ADMD shareholders became shareholders of Desert Gateway in the same proportion.  In conjunction with the 2008 Reorganization, AMDM concluded a downstream merger into the second subsidiary AMDS.  All of AMDM’s losses and net operating losses carried forward to AMDS.  Following the Reorganization the Company was re-domiciled to Delaware.  Since 2004 and prior to consummation of the domiciliary merger in 2008, neither American Merchant nor Desert Gateway had any existing operations.

Pursuant to an Agreement and Plan of Merger dated December 12, 2012, or the Merger Agreement, by and among the Company, and wholly-owned subsidiary of the Company, or Merger Sub, and Retrophin, Inc., a Delaware corporation, which is referred to hereinafter as Retrophin, Merger Sub merged with and into Retrophin, with Retrophin remaining as the surviving entity and a wholly-owned operating subsidiary of the Company (the “Merger”). The Merger was effective as of December 12, 2012, upon the filing of a certificate of merger with the Secretary of State of the State of Delaware. Accordingly, the Merger resulted in a change in control of the Company. Accordingly, the merger is being accounted for as a reverse merger and recapitalization of Retrophin into the Company. Subsequent to the merger the Company changed its name from Desert Gateway, Inc. to Retrophin, Inc.

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

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or operations.

4. Related Party Transactions not Disclosed Elsewhere:

Due to Related Parties: Amounts due to related parties consist of regulatory compliance expenses paid directly by and cash advances received from affiliates. These unpaid items totaled $9,572 at November 30, 2012 and are payable on demand.

Management services: The sole officer and director provided the Company for no consideration certain management services at an estimated cost of approximately $800 per month and office space at an estimated cost of approximately $200 per month. The total of these expenses was $9,000 for the nine-month periods ended November 30, 2012 and 2011 and has been reflected in the statement of operations as general and administrative expenses with a corresponding increase to additional paid-in capital.  On December 10, 2012 the sole officer of the Company resigned and ceased providing any services to the Company.

5. Convertible Debt:

On November 1, 2008, we finalized the terms of the August, 2008 advance of $25,000 by issuing a $25,000 convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion price of $0.01 per share and matured on November 1, 2010.

On December 10, 2012,  in connection with a court agreed journal entry of judgment the noteholder’s request for cancellation of the note for the conversion to shares was granted.  On that date in connection with the conversion of a convertible promissory note, the Company issued 2,500,000 shares to the holder of such note and the related accrued interest on the note in the amount of $8,168 was cancelled.

6. Subsequent events:

Pursuant to an Agreement and Plan of Merger dated December 12, 2012, or the Merger Agreement, by and among the Company, and wholly-owned subsidiary of the Company, or Merger Sub, and Retrophin, Inc., a Delaware corporation, which is referred to hereinafter as Retrophin, Merger Sub merged with and into Retrophin, with Retrophin remaining as the surviving entity and a wholly-owned operating subsidiary of the Company (the “Merger”). The Merger was effective as of December 12, 2012, upon the filing of a certificate of merger with the Secretary of State of the State of Delaware.

At the effective time of the Merger, the legal existence of Merger Sub ceased and (i) 869,179 shares of the Retrophin Common Stock, which represents all of the issued and outstanding Retrophin Common Stock and (ii) 155,461 shares of the Retrophin Preferred Stock, which represents all of the issued and outstanding Retrophin Preferred Stock, that was outstanding immediately prior to the effective time of the Merger were cancelled. Simultaneously, the Company issued to the former holders of Retrophin Common Stock and Retrophin Preferred Stock, in consideration of their capital stock of Retrophin, an aggregate of 5,434,120 shares of the Company’s common stock, par value $0.0001 per share.

Upon completion of the Merger, the former stockholders of Retrophin held 68.9% of the outstanding shares of capital stock of the Company.  Accordingly, the Merger resulted in a change in control of the Company.

Upon effectiveness of the Merger, Retrophin’s business plan became the business plan of the Company. Upon completion of the Merger, all management of the Company resigned and the management of Retrophin became the management of the Company. Accordingly, the merger is being accounted for as a reverse merger and recapitalization of Retrophin into the Company.

As described in Note 5, the convertible note was converted into 2,500,000 shares of the Company’s common stock.

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

Pursuant to an Agreement and Plan of Merger dated December 12, 2012, or the Merger Agreement, by and among the Company, and wholly-owned subsidiary of the Company, or Merger Sub, and Retrophin, Inc., a Delaware corporation, which is referred to hereinafter as Retrophin, Merger Sub merged with and into Retrophin, with Retrophin remaining as the surviving entity and a wholly-owned operating subsidiary of the Company. The Merger was effective as of December 12, 2012, upon the filing of a certificate of merger with the Secretary of State of the State of Delaware.

Upon completion of the Merger, the former stockholders of Retrophin held 68.9% of the outstanding shares of capital stock of the Company.  Accordingly, the Merger represents a change in control of the Company.

Prior to the merger we did not engage in any business activities that provide cash flow.

We have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. Until the merger with Retrophin we were devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and achieve profitable operations.

Before the merger we were in search of a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination involving the acquisition of, or merger with, a company which did not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors had not had any discussions with any representative of any other entity regarding a business combination before the combination with Retrophin.

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

Results of Operations

We had no revenues during nine months ended November 30, 2012 or 2011.  Our operating expenses for the nine months ended November 30, 2012 were $10,670 compared to $10,567 in 2011.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense is the result of an increase in the accrual of $1,500.

Liquidity and Capital Resources

In May 2008 we received $25,000 in proceeds on a short term loan.  We used the loan to pay accrued professional fees of $20,000. The terms of the loan were settled in November, 2008. As settled in November, the loan bears interest at 8% and is convertible into a fixed 2.5 million shares of our common stock at the discretion of the holder. The note matured on November 1, 2010 and was converted into 2,500,000 of common shares of the Company on December 10, 2012.

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

Our only asset was cash totaling $3,900 as of November 30, 2012  and our liabilities totaling $68,650 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date; of $25,000 note and related accrued interest of $8,167; advances from our sole officer & director of $9,572.  The carrying value of the note was $25,000. Our shareholders’ deficit totaled $64,750 at November 30, 2012. Our accumulated deficit to date stands at $146,751.

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

Item 4.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our then sole executive and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our then sole executive and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our then sole executive and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Our then sole executive and principal accounting officer does not expect that our disclosure controls and procedures or our internal controls on financial reporting are sufficiently designed to prevent the possible occurring of intentional or unintentional errors in our financial statements. Our then sole executive and principal accounting officer attributed our material weakness to the fact that we had one employee and no operations. Any control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, our then sole executive and principal accounting officer performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, our then sole executive and principal accounting officer believed that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company's authorized capital stock consists of 120,000,000 shares, of which 100,000,00 are common stock with a par value of $0.0001  per share, and of which 20,000,000 are preferred stock with a par value of $0.0001 per share.  We have 12,067,182 Common Shares issued and outstanding as of the date of this filing, and to date, no Preferred Shares have been issued.

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

Standard Registrar & Transfer Company, Inc.
12528 S 1840 East
Draper, Utah 84020

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  (Removed & Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits

(a)
Exhibits

31	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Martin Shkreli	CEO and CFO	March __, 2013
Martin Shkreli