Form 10-Q/A
period 2012-11-30
Retrophin, Inc.
filed 2013-03-07
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/A

(Amendment No. 1)
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

777 Third Avenue, New York, NY, 100017
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended November 30, 2012, filed with the Securities and Exchange Commission on March 6, 2013 (the “Original Report”), is solely to correct the date on the signature page to the Original Report and the dates of the Certifications annexed thereto as Exhibits 31 and 32, in each case from “March __, 2013” to “March 6, 2013”.

Except as described above, no other change has been made to the Original Report.  The filing of this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Original Report or reflect any events that have occurred after such date.

Signature page to the Original Report:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Martin Shkreli	CEO and CFO	March 6, 2013
Martin Shkreli

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Martin Shkreli	CEO and CFO	March 6, 2013
Martin Shkreli

Exhibit Index

31	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002*

32	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002*

(101.INS)	XBRL Instance Document**

(101.SCH)	XBRL Taxonomy Extension Schema Document**

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document**

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document**

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document**

(101.PRE)	Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.
** Furnished with Retrophin, Inc.’s Form 10-Q for the period ended November 30, 2012 filed with the Securities and Exchange Commission on March 6, 2013.