Form 10-Q
period 2013-03-31
Retrophin, Inc.
filed 2013-07-24
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
 (Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(646) 837-5863
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

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of July 18, 2013 was 12,095,143.

RETROPHIN, INC. AND SUBSIDIARY
Form 10Q
March 31, 2013

Page No.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, and for the period from March 11, 2011 (inception) through March 31, 2013	5
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the period from March 11, 2011 (inception) through March 31, 2013	6
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and for the period from March 11, 2011 (inception) through March 31, 2013	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II – OTHER INFORMATION
Item 6. - Exhibits	24

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2012, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the  Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)

Assets

Current assets:
Cash	$2,503,463	$11,388
Prepaid expenses and other current assets	134,457	21,830
Total current assets	2,637,920	33,218

Property and equipment, net	28,419	23,790
Patents pending	18,093	18,093
Due from affiliate	137,547	137,547
Technology license, net	2,128,662	2,178,617
Total assets	$4,950,641	$2,391,265

Liabilities and Stockholders' Deficit

Current liabilities:
Technology license liability	$-	$1,300,000
Accounts payable	484,719	1,023,320
Accrued expenses	720,330	2,467,796
Note payable - related party	-	884,764
Investors' deposits	-	100,000
Due to related parties	10,000	23,200

Total current liabilities	1,215,049	5,799,080

Derivative financial instruments, at estimated fair value - warrants	6,957,264	-

Total liabilities	8,172,313	5,799,080

Stockholders' Deficit:
Preferred stock Series A $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 12,190,640 and 8,952,905 issued and outstanding, respectively	1,219	895
Additional paid-in capital	35,132,143	30,203,402
Deficit accumulated during the development stage	(38,355,034)	(33,612,112)
Total stockholders' deficit	(3,221,672)	(3,407,815)
Total liabilities and stockholders' deficit	$4,950,641	$2,391,265

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from March 11, 2011 (inception) through March 31, 2013
	For the three months ended March 31,
	2013	2012
Operating expenses:
Compensation and related costs - inclusive of share base compensation $20,833, $1,535,267 and $17,758,650	$1,045,287	$1,769,831	$21,406,040
Professional fees - inclusive of share based compensation $138,372, $1,003,124, and $6,790,076	692,577	1,708,429	10,796,429
Selling, general and administrative	412,620	80,194	1,768,728
Technology license contingent fee	100,000	-	1,800,000
Total operating expenses	2,250,484	3,558,454	35,771,197

Operating loss	(2,250,484)	(3,558,454)	(35,771,197)

Other income (expense):
Interest income	-	3,748	21,905
Interest expense	(41,563)	(17,327)	(147,480)
Change in estimated fair value of derivative financial instruments - warrants	(2,451,659)	-	(2,451,659)
Gain (loss) on transactions denominated in foreign currencies	784	-	(6,603)
Total other expense, net	(2,492,438)	(13,579)	(2,583,837)

Net loss	$(4,742,922)	$(3,572,033)	$(38,355,034)

Net loss per common share, basic and diluted	$(0.44)	$(1.43)

Weighted average common shares outstanding, basic and diluted	10,697,129	2,502,327

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common stock		Additional	Receivables due	Accumulated	Total Stockholders'
	Shares	Amount	paid in capital	from stockholder	deficit	deficit

Balance - March 11, 2011 (inception)	-	$-	$-	$	$-	$-
Issuance of common shares	1,608,300	161	24,839	(25,000)	-	-
Issuance of common shares to founders inconnection with the initial capital contribution	50,000	5	95		-	100
Incentive shares granted- employees	1,758,300	176	(176)	-	-	-
Incentive shares granted- non employees	381,000	38	(38)	-	-	-
Incentive shares forfeited - employees	(45,835)	(5)	5	-	-	-
Share based compensation - employees	-	-	1,724,967	-	-	1,724,967
Share based compensation - non employees	-	-	254,332	-	-	254,332
Issuance of shares in connection with March 2011 private placement, net of fess of $66,061	253,750	25	658,914	-	-	658,939
Issuance of Series A preferred in connection with March 2011 private placement, net of feees of $1,367, recapitalization to common stock	36,750	4	103,629	-	-	103,633
Loan made to stockholder	-	-	-	(10,000)	-	(10,000)
Net loss	-	-	-	-	(3,268,256)	(3,268,256)
Balance - December 31, 2011	4,042,265	404	2,766,567	(35,000)	(3,268,256)	(536,285)

Prior Issuance of Series A preferred in connection with January 2012 private placement, net of feees of $61,677, exchanged to common stock	326,963	33	1,806,644	-	-	1,806,677
Prior Issuance of Series A preferred in connection with May 2012 private placement, net of feees of $12,275, exchanged to common stock	470,764	47	1,668,979	-	-	1,669,026
Shares transferred to consultants by founder for services	-	-	4,400,000	-	-	4,400,000
Shares transferred to employees by founders for services	-	-	1,375,000			1,375,000
Shares issued in accordance with license agreement	620,000	62	1,549,938	-	-	1,550,000
Shares outstanding at time of reverse merger date December 12, 2012	2,585,583	259	1,142	-	-	1,401
Incentive shares granted- employees	866,180	86	(86)	-	-	-
Incentive shares granted - non employees	87,503	9	(9)	-	-	-
Incentive shares forfeited - employees	(46,353)	(5)	5	-	-	-
Share based compensation - employees	-	-	14,637,850	-	-	14,637,850
Share based compensation - non employees	-	-	1,997,372	-	-	1,997,372
Receivable due from stockholder charged to compensation	-	-	-	407,900	-	407,900
Loan made to stockholder	-	-	-	(372,900)	-	(372,900)
Net loss	-	-	-	-	(30,343,856)	(30,343,856)
Balance - December 31, 2012	8,952,905	895	30,203,402	-	(33,612,112)	(3,407,815)

Incentive shares granted - non employees	12,500	1	(1)	-	-	-
Share based compensation - employees (unaudited)	-	-	20,833	-	-	20,833
Share based compensation - non employees (unaudited)	-	-	138,372	-	-	138,372
Incentive shares forfeited - employees (unaudited)	(20,833)	(2)	2	-	-	-
Incentive shares forfeited - non employees (unaudited)	(72,082)	(7)	7	-	-	-
Issuance of common stock in connection with January 2013 private placement at $3.00 per share, net of fees of $0 (unaudited)	272,221	27	816,637	-	-	816,664
Issuance of common stock in connection with February 2013 private placement at $3.00 per share, net of fees of $678,986 (unaudited)	3,045,929	305	3,952,891	-	-	3,953,196
Net loss (unaudited)	-	-	-	-	(4,742,922)	(4,742,922)
Balance - March 31, 2013 (unaudited)	12,190,640	$1,219	$35,132,143	$-	$(38,355,034)	$(3,221,672)

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from March 11, 2011 (inception) through March 31, 2013
	For the three months ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(4,742,922)	$(3,572,033)	$(38,355,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,168	313	177,408
Compensation in lieu of receivable	-	-	407,900
Share based compensation - employees	20,833	1,535,267	17,758,650
Share based compensation - non-employees	138,372	1,003,124	6,790,076
Share based payment - Technology license contingent fee	-	-	1,550,000
Change in estimated fair value of derivative financial instruments - warrants	2,451,659	-	2,451,659
Changes in operating assets and liabilities:
Prepaid expenses	(112,627)	(78,392)	(134,457)
Accounts payable and accrued expenses	(2,386,067)	(110,865)	1,102,728
Net cash used in operating activities	(4,578,584)	(1,222,586)	(8,251,070)

Cash Flows From Investing Activities:
Purchase of fixed assets	(6,842)	(2,508)	(34,488)
Purchase of intangible assets	-	-	(1,168,093)
Repayment of technology license liability	(1,300,000)	-	(1,150,000)
Cash received in merger transaction	-	-	3,721
Payments made on behalf of affiliate	-	-	(137,547)
Loans made to stockholder			(382,900)
Increase in note receivable - related party	-	(198,248)	-
Net cash used in investing activities	(1,306,842)	(200,756)	(2,869,307)

Cash Flows From Financing Activities:
Proceeds from related parties	-	-	56,500
Repayment of net amounts due to related parties	(13,200)	-	(46,500)
Proceeds from note payable - related party	-	838,764	930,000
Repayment of note payable - related party	(884,764)	-	(930,000)
Investors' deposits	-	-	100,000
Proceeds received from issuance of common stock, net of fees of $678,986, $51,307, and $820,367, respectively	9,275,465	540,811	13,513,840
Repayment of stock subscription receivable	-	35,000	-
Net cash provided by financing activities	8,377,501	1,414,575	13,623,840

Net increase (decrease) in cash	2,492,075	(8,767)	2,503,463
Cash, beginning of period	11,388	10,053	-

Cash, end of period	$2,503,463	$1,286	$2,503,463

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$28,263	$-	$43,027
Non-cash investing and financing activities:
Issuance of stock for subscription receivable	$-	$-	$25,000

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Former Retrophin was originally organized as a Delaware limited liability company, named Retrophin, LLC, on March 11, 2011 (“Inception”). On September 20, 2012, Retrophin filed a Certificate of Conversion to change its legal form of organization from a limited liability company to a corporation in the State of Delaware. This conversion into a corporation, which preceded the Merger on December 12, 2012, resulted in no change of ownership and was therefore considered a recapitalization of the LLC’s equity.

On September 13, 2012, Former Retrophin formed a new entity, Retrophin Pharmaceutical, Inc., a Delaware corporation and a wholly-owned subsidiary of Retrophin, Inc.

On December 12, 2012, Desert Gateway completed the transactions contemplated under the Agreement and Plan of Merger, dated as of December 12, 2012 (the “Merger Agreement”), by and among Desert Gateway, Desert Gateway Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Desert Gateway, and Former Retrophin, our predecessor, in which Former Retrophin became a wholly-owned subsidiary and the principal operating subsidiary of the Company.  The transactions contemplated by the Merger Agreement are collectively referred to herein as the “Merger”. The Merger became effective on December 12, 2012, upon the filing of a certificate of merger with the Secretary of State of the State of Delaware. Accordingly, the Merger resulted in a change in control of Desert Gateway. Desert Gateway’s net assets amounted to $1,401 at the time of the merger, including $3,721 of cash and $2,320 of trade liabilities. The merger is being accounted for as a reverse merger and recapitalization of Former Retrophin into Desert Gateway, whereby Desert Gateway is the legal acquirer and Former Retrophin is the legal acquiree and the accounting acquirer in this transaction.

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

On April 1, 2013, the Company changed its fiscal year end from the last of February to a fiscal year end of December 31 in order to confirm its reporting cycle to that of Former Retrophin.

The Company is an emerging biotechnology company dedicated to developing drugs for rare and life-threatening diseases. The Company’s primary business objective is to develop and commercialize therapies for orphan diseases, such as Duchenne muscular dystrophy, or DMD, focal segmental glomerulosclerosis, and pantothenate kinase-associated neurodegeneration.  The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to all of the risks and uncertainties associated with development stage companies.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2013. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.  The December 31, 2012 balance sheet information was derived from the audited financial statements as of that date.

NOTE 3.  LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT PLANS

The Company incurred a net loss of approximately $38 million, including stock-based compensation charge of $25 million for the period from March 11, 2011 (inception) to March 31, 2013.  At March 31, 2013, the Company had a cash balance of approximately $2.5 million and working capital of approximately $1.3 million. The Company’s accumulated deficit amounted to approximately $38,355,034 at March 31, 2013.

The Company has principally financed its operations from inception using proceeds from sales of its equity securities in a series of private placement transactions (see Note 11). The Company to date has no revenues, significantly limited capital resources and is subject to all of the risks and uncertainties that are typical of a development stage enterprise. Significant uncertainties include, among others, whether it will be able to raise the capital it needs to finance the start of its planned operations and whether such operations, if launched, will enable the Company to become a profitable enterprise.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes the Company’s ability to continue its operations depends on its ability to raise capital.  The Company entered into a licensing agreement providing it with the use of certain technology.  The Company is currently developing pre-clinical and clinical studies of drug candidates.  The licensing agreement (described in Note 8) also enables the Company to sell the licensed technology as a research product or sublicense the technology to other third parties as alternative sources of revenue to its own product development efforts.  The Company’s future depends on the costs, timing, and outcome of regulatory reviews of its product candidates and the costs of commercialization activities, including product marketing, sales and distribution.  During the first quarter of 2013, the Company raised an aggregate of approximately $9.95 million in certain private placement transactions. The Company expects to continue to finance its cash needs through additional private equity offerings and debt financings, corporate collaboration and licensing arrangements and grants from patient advocacy groups, foundations and government agencies. Although management believes that the Company has access to capital resources, there are no commitments for financing in place at this time, nor can management provide any assurance that such financing will be available on commercially acceptable terms, if at all.

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows:

Principles of Consolidation

The condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash instruments with maturities of less than three months when purchased to be cash equivalents.  There are no cash equivalents as of the balance sheet date.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided for using the straight-line method over the estimated useful lives of the assets.  At March 31, 2013 and 2012, property and equipment consisted of computers with an estimated useful life of three years and leasehold improvements with an estimated life of four years.

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

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), Share Based Payments to Non-Employees, and ASC 718 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are being amortized over their respective contractual vesting periods.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period.  Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating fair value of equity instruments recorded as derivative liabilities, estimating the useful lives of depreciable and amortizable assets and estimating the fair value of long-lived assets to assets whether impairment charges may apply.

Research and Development Costs:

Research and development costs are charged to operations as incurred and consist primarily of consulting costs, contract research and development costs, and compensation costs. For the period ended March 31, 2013 and 2012, and for the period from March 11, 2011 (inception) through March 31, 2013, the Company recognized $108,735, $34,271, and $1,003,248, respectively, of research and development costs.

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

An aggregate of 1,597,969 and 0 warrants were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2013 and 2012 because to do so would have an anti-dilutive effect for the periods presented.

An aggregate of 140,673 and 2,218,705 common stock equivalents (incentive shares) were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2013 and 2012, because they were contingent shares subject to recall.

Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company calculates the fair value of the financial instruments using a probability-weighted Black-Scholes option pricing model, which is comparable to the Binomial Lattice options pricing model at inception and on each subsequent valuation date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date. (See Note 5 and Note 6).

Financial Instruments and Fair Value

ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC Topic 820”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In estimating the fair value of the Company’s derivative liabilities, the Company used a probability-weighted Black-Scholes option pricing model. (See Note 5 and Note 6).

Financial assets with carrying values approximating fair value include cash and cash equivalents as well as prepaid expenses and other current assets. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities.

Subsequent Events

The Company follows the provisions of ASC Topic 855-10, “Subsequent Events,” relating to subsequent events.  This guidance establishes principles and requirements for subsequent events.  This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements.  The Company has evaluated subsequent events up to the date of issuance of this report.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying condensed consolidated financial statements.

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with ASC Topic 815-40, “Derivative and Hedging – Contracts in Entity’s Own Equity” (“ASC Topic 815-40”), instruments which do not have fixed settlement provisions are deemed to be derivative instruments. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the warrants issued in connection with the sale of the common stock during the quarter ended March 31, 2013 that do not have fixed settlement provisions, are not indexed to Company’s own stock. The fair value of the warrants are classified as derivative liabilities due to a ratchet provision that allows for a favorable adjustment to the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect.

The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s results of operations.  The Company recorded a loss on a change in the estimated fair value of warrants of $2,451,659 for the three months ended March 31, 2013.

The Company calculated the fair value of the warrants using a probability-weighted Black-Scholes option pricing model which is comparable to the Binomial Lattice pricing model.  The assumptions used at the date of issuance and at March 31, 2013 are noted in the following table:

	As of
	Date of issuance February 14, 2013	March 31, 2013
Fair market price of common stock	$3.75	$5.50
Expected option term	5 years	4.88 years
Risk-free interest rate	0.86%	0.77%
Expected volatility	101%	101%

Expected volatility is based on historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the warrants, as the Company does not have a long trading history estimate the volatility of its own common stock.  The warrants have a transferability provision. Based on the guidance provided in SEC Staff Accounting Bulletin No. 107 (“SAB 107”) for options issued with such a provision, the Company used the full contractual term as the initial expected term of the warrants.  The risk free interest rate is based on the U.S. Treasury security rates for the remaining term of the warrants at the measurement date.

NOTE 6.  FAIR VALUE MEASUREMENTS

The following table presents the Company’s liability that is measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2013:

		Fair Value Measurements at March 31, 2013
	Total carrying value at March 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities related to warrants	$6,957,264	$-	$-	$6,957,264

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 liability for the three months ended March 31, 2013:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$-
Issuance of common stock warrants	4,505,605
Change in fair value of common stock warrant liability	2,451,659
Balance at March 31, 2013	$6,957,264

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Compensation related costs	$388,465	$1,022,716
Consulting fees	331,865	679,800
Legal fees	-	563,380
Finders’ fee liability	-	100,000
Interest	-	90,650
Other	-	11,250
	$720,330	$2,467,796

NOTE 8.   LICENSE AGREEMENT

On February 16, 2012 the Company entered into an agreement pursuant to which a biotech company (the “Sublicensor”) with license rights to certain drug technologies agreed to grant us a worldwide sublicense for the development, manufacture and commercialization of RE-021 (DARA).  The licensing agreement also enables the Company to sell the licensed technology as a research product or sublicense the technology to other third parties as potential sources of revenue. Under the license agreement, Sublicensor is obligated to transfer to the Company certain information, records, regulatory filings, materials and inventory controlled by Sublicensor and relating to or useful for developing RE-021. The Company must use commercially reasonable efforts to develop and commercialize RE-021 in specified major market countries and other countries in which the Company believes it is commercially reasonable to develop and commercialize such products. The agreement shall continue until neither party has any obligations under the agreement to make payments to the other party.

In accordance with the agreement as amended most recently as of January 7, 2013, the Company made two non-refundable payments totaling $2,450,000, the first payment of $1,150,000 made upon execution and the second payment of $1,400,000 made in February 2013, which includes a $250,000 fee payable to the sublicensee in exchange for extended due date of this payment from October 1, 2012 to February 2013.  As of March 31, 2013, the Company has recognized $2,300,000 for the cost of the License Agreement which is presented in the accompanying consolidated balance sheet as an intangible asset that is being amortized on a straight-line basis over the term of the License Agreement which expires on September 30, 2023.  The $250,000 of extension fees were expensed to operations in February 2013. In addition, the Company issued 620,000 common shares to Ligand valued at $1,550,000 as a result of the merger transaction. For the three months ended March 31, 2013 and 2012, the Company recognized amortization expense of the license related to this agreement of $49,955 and $0, respectively.

NOTE 9.  NOTES PAYABLE

Note Payable - related party

On February 1, 2012, the Company entered into a secured promissory note with a related party in the amount of $900,000, with an interest rate of 12% per annum, compounded monthly.  The remaining $884,764 principal balance of this note and accrued interest of $90,650 was repaid during the three months ended March 31, 2013.

Total interest expense recognized for the three months ended March 31, 2013 and 2012, and for the period from March 11, 2011 (inception) through March 31, 2013 were aggregated to $19,733, $17,327 and $147,480, respectively.

NOTE 10.  RELATED PARTY TRANSACTIONS

On December 8, 2011, the Company received advances of funds aggregating $8,500 from entities related through common ownership. Such advances were repaid during the three months ended March 31, 2013.

In August 2012, the Company paid a security deposit on behalf of an affiliate of $137,547 in connection with a building lease entered into by such affiliate.  The Company assumed the lease from its affiliate in April 2013, whereby the security deposit was assigned to the Company.

NOTE 11.  STOCKHOLDERS’ DEFICIT

Issuances

Common Stock

In January 2013, the Company sold an aggregate of 272,221 shares of common stock, at a purchase price of $3.00 per share in certain private placement transactions, for an aggregate purchase price of $816,664 in cash.  The issuance of such shares of common stock was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 14, 2013, the Company closed a private placement (the “Private Placement”) of 3,045,929 shares of common stock, at a purchase price of $3.00 per share, or $9,137,787 in the aggregate, and warrants (the “Warrants”) to purchase up to an aggregate of 1,597,969 shares of common stock with an exercise price of $3.60 per such share underlying any Warrant. The Warrants are deemed to be derivative instruments due to a ratchet provision that adjusts the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect. Upon issuance, the Company recorded $4,505,605 to additional paid in capital in relation to the Warrants.

On February 14, 2013, in connection with the closing of the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers in the Private Placement (the “Purchasers”), which sets forth the rights of the Purchasers to have their shares of common stock purchased in the Private Placement and shares of common stock issuable upon exercise of the Warrants registered with the SEC for public resale.

Pursuant to the Registration Rights Agreement, the Company has agreed to file a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC within 30 days of the date of the Registration Rights Agreement registering the total number of shares of common stock purchased in the Private Placement and shares of common stock issuable upon exercise of the Warrants. The Company has agreed to use its reasonable efforts to have the Registration Statement declared effective within 60 days after the date of the Registration Rights Agreement (or, in the event of a “full review” by the SEC, within 90 days after the date of the Registration Rights Agreement). The Company has also agreed to use reasonable efforts to maintain the effectiveness of the Registration Statement until all of the securities covered by the Registration Statement have or may be sold by investors under Rule 144 of the Securities Act, without volume or manner-of-sale restrictions.

The Registration Rights Agreement provides that in the event the Registration Statement has not been filed or declared effective within the prescribed time period or if the Company has failed to maintain the effectiveness of the Registration Statement as required for specified time periods, the Company shall pay to the holders of registrable securities, on the date of each such event and on each monthly anniversary thereof until the applicable event is cured, partial liquidated damages equal to 2.0% of the aggregate purchase price paid by such Purchaser in the Private Placement, up to a maximum of 10.0% of such aggregate purchase price. If the Company fails to pay any partial liquidated damages pursuant to this Section in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

The foregoing description of the Registration Rights Agreement does not purport to describe all of the terms and provisions thereof and is qualified in its entirety by reference to the Registration Rights Agreement, which is filed as Exhibit 10.2 to the Form 8-K filed by the Company on February 19, 2013 and is incorporated herein by reference.

NOTE 12.  INCENTIVE SHARES

At March 31, 2013, the Company did not have any active share-based compensation plans available for grants to employees, non-employee directors and consultants. Since its inception, the Company has granted incentive shares.

For the period ended March 31, 2013 and 2012, and for the period from March 11, 2011 (inception) through March 31, 2013, the Company recognized $159,205, $2,538,391, and $24,548,726 as compensation expense related to incentive shares granted in the consolidated statements of operations, respectively. Share compensation for non-employee awards subject to vesting is being accrued at current fair value. As of March 31, 2013 and December 31, 2012, there was approximately $522,023 and $844,973, respectively, of unrecognized compensation cost related to incentive shares issued.  This amount is expected to be recognized over a weighted average of 1.52 years.

	Employee - number of shares	Non Employee - number of shares	Total number of shares		Weighted Average Fair Value

Unvested December 31, 2011	1,281,225	321,165	1,602,390		$4.00
Granted	866,180	87,503	953,683		12.89
Vested	(2,048,280)	(193,672)	(2,241,952)		7.34
Forfeited	(46,353)	-	(46,353	) )	9.06
Unvested December 31, 2012	52,772	214,996	267,768		5.79
Granted	-	12,500	12,500		4.20
Vested	(5,556)	(41,124)	(46,680)		3.41
Forfeited	(20,833)	(72,082)	(92,915)		4.00
Unvested March 31, 2013	26,383	114,290	140,673		$3.12

All of the Company’s share base payments were originally issued as Retrophin LLC Class B incentive units that represent a profits interest up through the date of Retrophin LLC’s conversation to a C Corporation, which was structured as a tax free exchange transaction.

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

NOTE 13. SUBSEQUENT EVENTS

Operating Lease Agreements

In October 2012, the Company entered into a sublease with a company (“Sublessor”) affiliated by common ownership that expires on November 29, 2016. The sublease agreement required the Company to pay 50% of the rent and related escalations and for the Company to pay for 50% of the utilities incurred by the Sublessor.

On April 11, 2013, the lease was assigned to the Company by the Sublessor inclusive of a $137,547 security deposit held.  Unless sooner terminated, the Company will incur annualized rent expense of approximately $283,000 through the term of the lease.

Employment Agreements

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

In accordance with the terms of the Panoff Employment Agreement, Mr. Panoff’s initial base salary is $230,000 and he is eligible to receive a discretionary annual bonus of up to 50% of his then applicable base salary.  Mr. Panoff will also be granted 120,000 units of restricted common stock of the Company, a pro rata portion of which will vest quarterly beginning on December 31, 2013 during the 3 years following the effective date.

Liquidated Damages under Registration Rights Agreement

The Company was required to have the Registration Statement on Form S-1 declared effective within 90 days after the offering closed. The closing date of the offering was February 14, 2013; therefore the 90th day was May 15, 2013. As of the date of this filing, the Registration Statement on form S-1 has not been declared effective. The Company has evaluated the provisions of the Registration Rights Agreement and is obligated to pay liquidated damages beginning in the second quarter of the fiscal year ending December 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our condensed consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q of Retrophin, Inc., a Delaware corporation (“we”, “us”, the “Company” or “Retrophin”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company and our management and their interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events.  Such forward-looking statements include statements regarding, among other things:

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” on our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2013 and matters described in this Form 10-Q generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur.  Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions in this Form 10-Q about the Company include financial projections and future estimates and expectations about the Company’s business.  The projections, estimates and expectations are presented in this Form 10-Q only as a guide about future possibilities and do not represent actual amounts or assured events.  All the projections and estimates are based exclusively on the Company management’s own assessment of our business, the industry in which it works and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities.  The actual results may differ significantly from the projections.

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

Business

We were organized as Desert Gateway, Inc. (“Desert Gateway”), a corporation whose sole purpose was to locate and consummate a merger or acquisition with a private entity and, prior to the merger described below, had no existing operations.

On December 12, 2012, Desert Gateway completed the transactions contemplated under the Agreement and Plan of Merger, dated as of December 12, 2012 (the “Merger Agreement”), by and among Desert Gateway, Desert Gateway Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Desert Gateway, and former Retrophin, our predecessor, in which former Retrophin became a wholly-owned subsidiary and the principal operating subsidiary of the Company.  The transactions contemplated by the Merger Agreement are collectively referred to herein as the “Merger”.

On February 14, 2013, we changed our name to “Retrophin, Inc.” through a short-form merger pursuant to Section 253 of the Delaware General Corporation Law, with its then wholly owned subsidiary, and our predecessor, former Retrophin, with the Company continuing as the surviving corporation following the merger.  On April 1, 2013, the Board of Directors of the Company determined to change the Company’s fiscal year from a fiscal year ending in February of each year to a fiscal year ending on December 31 of each year.

We are a development stage company focused on developing pharmaceutical products primarily for the treatment of rare diseases.  Our lead product in development, RE-021, a small molecule intended to treat focal segmental glomerulosclerosis, has completed Phase 2 clinical studies demonstrating safety and efficacy, and we expect to initiate a Phase 2 clinical study in 2013.  We also have a number of programs in preclinical development.  Our second most developed program (RE-024) for the treatment of pantothenate kinase-associated neurodegeneration is in preclinical testing, and we will seek to initiate clinical trials of this product candidate as soon as is practical.  We are also developing a treatment for Duchenne muscular dystrophy.  Our focus is to seek treatment for serious, unmet, rare diseases.  The diseases on which we focus are considered “orphan” diseases because they affect fewer than 200,000 patients in the United States.  However, such diseases have a profound impact on those that suffer from them and on their families.  Currently, we believe that we are the only company that is focusing on developing treatments for these rare and ultra-rare diseases.

Plan of Operation

Our plan of operation for the years ending December 31, 2013 and 2014 is to continue implementing our business strategy, includingthe clinical development of our three drug candidates, focusing primarily on the development of RE-021 for the treatment of focal segmental glomerulosclerosis (FSGS). We also intend to expand our drug product portfolio by acquiring additional drugs for marketing or development. We expect our principal expenditures during the next 12 months to include:

•	operating expenses, including expanded research and development and general and administrative expenses; and
•
product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for our three products and the costs of ongoing and planned clinical trials.

As part of our planned expansion, we anticipate hiring additional full-time employees for research and development activities and for general and administrative activities. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. At our current and desired pace of commercialization and clinical development of our drugs, for the next 12 months, we expect to spend approximately $7 to $8 million on clinical development and research and development activities and approximately $5 to $6 million on general and administrative expenses. We cannot assure you these amounts will be sufficient to fund our operations over the course of the next two years and we may need to expend significantly greater amounts to accomplish our goals.

Research and Development Projects

RE-021. We plan to initiate a Phase 2 clinical trial of RE-021 in patients with FSGS in 2013, with reduction in proteinuria as the primary endpoint. We expect it will take at least three years to complete development and obtain FDA approval of RE-021 for any indication, and we may never obtain such approval. Currently, we anticipate that we will need to expend approximately an additional $4 to $5 million in development costs over the next 12 months and at least an aggregate of approximately $25 to $35 million before we receive FDA approval for RE-021 for treatment of patients with FSGS.

RE-024. We intend to develop RE-024 as a potential treatment for pantothenate kinase-associated neurodegeneration (PKAN). RE-024 is a preclinical investigational program. In vivo animal testing of these molecules is underway, and we plan to file the Investigational New Drug Application (the “IND”) for RE-024 by 2014. We expect that it will take an additional five to seven years to complete development and obtain FDA approval of RE-024, if ever. Currently, we anticipate that we will need to expend approximately an additional $1 to $2 million in development costs over the next 12 months and at least an aggregate of approximately $30 to $50 million until we receive FDA approval for RE-024 should we choose to continue development.

RE-001. RE-001 is a recombinant, modified form of utrophin, a protein similar to the dystrophin protein that is missing in the muscles of DMD patients. RE-001 is a preclinical investigational program. Production scale-up the molecule is underway, and we expect that in vivo evaluation of clinical trial quality material may begin in 2013. Currently, we anticipate that we will need to expend approximately an additional $3 million in development costs over the next 12 months.

Results of Operations for the Three Month Period Ended March 31, 2013 compared to the Three Month Period Ended March 31, 2012

Operating Expenses

We had no revenues during the three month period ended March 31, 2013 and 2012.  Our operating expenses for the three month period ended March 31, 2013 were $2,250,484 compared to $3,558,454 for the three month period ended March 31, 2012.  Our operating expenses for the three month period ended March 31, 2013 consisted of (i) compensation and related costs of approximately $1,045,287 which included (a) approximately $1,024,454 in salaries, bonuses and benefits to Company executives and employees and (b) approximately 5,556 shares of vested incentive shares granted to members and employees amounting to approximately $20,833, (ii)  professional fees of approximately $692,577 which included (a) approximately 42,374 shares of vested incentive shares granted to consultants and direct transfers of shares to consultants by members amounting to approximately $138,372 for services rendered; (b) research and development fees of approximately $108,735 related to Retrophin's drug (RE-021 and RE-024) candidates for the treatment of FSGS and PKAN and evaluation of potential new technologies; (c) legal expense of approximately $138,243 related to licensing and production acquisition, employment and consulting agreements and general corporate work; (d) consulting fees of approximately $97,893 related to outsourcing management roles; (e) accounting fees of approximately $125,254 related to general accounting and audit work and (f) $84,075 in fees related to public and investor relations, (iii) rent expense of approximately $35,112, (iv) license fees of approximately $100,000, (v) depreciation and amortization expense of approximately $52,168 related to the Ligand licensing agreement and (vi) the remaining balance of $325,340 is related to travel and entertainment, business developments, advertising and other operating expenses.

Other Income (Expense)

Other operating expenses for the three month period ended March 31, 2013 were as follows: (i) approximately $784, which is related to income from foreign exchange in a vendor payment, (ii) approximately 2,451,659, which is related to a loss on the change in fair value of common stock warrant liability and (iii) approximately $19,733, which is related to interest expense on a $900,000 note which was repaid during the three month period ended March 31, 2013, and a $21,830 write off of interest receivable.

Operating Loss

For the three month period ended March 31, 2013, our net loss from operation was approximately $2,250,484, compared to a net loss from operation of approximately $3,558,454 for the three month period ended March 31, 2012.

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the foreseeable future. Therefore we will either need additional equity or debt financing, or by entering into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

Our continued operations will depend on whether we can successfully raise additional funds through equity and/or debt financing. Such additional funds may not become available on acceptable terms, if at all, and we cannot assure you that any additional funding we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2013, we had raised approximately $13.5 million through capital contributions and notes payable from Retrophin shareholders and related parties.

In January 2013, we sold an aggregate of 272,221 shares of common stock at $3.00 per share in certain private placement transactions, for an aggregate purchase price of $816,664 in cash.

On February 14, 2013, in connection with the closing of a private placement, we issued and sold an aggregate of 3,045,929 shares of common stock at $3.00 per share, for an aggregate purchase price of $9,137,787 in cash, and warrants to purchase up to an aggregate of 1,597,969 shares of common stock.

Since our inception in 2011, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. As of March 31, 2013 and December 31, 2012, our stockholders’ deficit was $3,221,672 and $3,407,815, respectively. Our net loss from operations for the three month period ended March 31, 2013 was $2,250,484 compared to $3,558,454 for the three month period ended March 31, 2012. Net cash used in operating activities was $4,578,584 for the three month period ended March 31, 2013 compared to $1,222,586 for the three month period ended March 31, 2012. Operations since inception have been funded entirely with the proceeds from equity and debt financings. As of March 31, 2013, we had cash equivalents of $2,503,463. We anticipate that our existing capital resources will not be sufficient for us to continue operations beyond September 2013 without additional funding. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows from Operating Activities

Operating activities used approximately $4,578,584 of cash during the three month period ended March 31, 2013 compared $1,222,586 for the three month period ended March 31, 2012. The increase of $3,355,998 was the result of an increase in net loss of $1,170,889, a decrease in non-cash charges of $124,328 and a net change in operating assets and liabilities of $2,498,694.

Cash Flows from Investing Activities

Cash used in investing activities for the three month period ended March 31, 2013 was $1,306,842, compared to $200,756 for the three month period ended March 31, 2012. The increase of $1,106,086 was primarily the result of a decrease in a related party note receivable in the amount of $198,248 and repayment of technology lease liability in the amount of $1,300,000.

Cash Flows from Financing Activities

For three month period ended March 31, 2013, cash provided by financing activities was $8,377,501, compared to $1,414,575 during the three month period ended March 31, 2012. The increase of $6,962,926 was primarily a result of an increase of $8,734,654 in proceeds received from the private sale of our equity securities, offset by a decrease in activities associated with related party notes payable of $1,723,528.

In January 2013, we sold an aggregate of 272,221 shares of common stock at $3.00 per share in certain private placement transactions, for an aggregate purchase price of $816,664 in cash.  The issuance of such shares of common stock was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 14, 2013, we closed a private placement of 3,045,929 shares of our common stock, at a purchase price of $3.00 per share, or $9,137,787 in the aggregate, and Warrants to purchase up to an aggregate of 1,597,969 shares of common stock with an exercise price of $3.60 per such share underlying any warrant.  The issuance of the shares of common stock in such private placement was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

The Company concurrently entered into a registration rights agreement requiring it to file a registration statement on Form S-1 within 30 days of the closing date of the transaction and cause such registration statement to be declared effective within 60 days thereafter. The registration rights agreement provides for the payment of certain liquidated damages at the rate of 2% of the gross proceeds per month for eachin which the Company is not in compliance with the agreement, not exceeding 10% of gross proceeds in the aggregate.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2013 and March 31, 2012, the Company does not have a liability for unrecognized tax uncertainties.

Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of and for the three month periods ended March 31, 2013 and March 31, 2012, we had no accrued interest or penalties related to uncertain tax positions.

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

Emerging Growth Company Critical Accounting Policy Disclosure

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

Off Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We have no material proceedings pending nor are we aware of any pending investigation or threatened litigation by any third party.

Item 1A.  Risk Factors.

There has been no material change to our Risk Factors from those presented in our Form 10-K for the transition period ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2013, we sold an aggregate of 272,221 shares of common stock at $3.00 per share in certain private placement transactions, for an aggregate purchase price of $816,664 in cash.  The issuance of such shares of common stock was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 14, 2013, we closed a private placement of 3,045,929 shares of our common stock, at a purchase price of $3.00 per share, or $9,137,787 in the aggregate, and warrants (the “Warrants”) to purchase up to an aggregate of 1,597,969 shares of common stock with an exercise price of $3.60 per such share underlying any Warrant (the “Private Placement”).  The issuance of the shares of common stock in the Private Placement was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 14, 2013, in connection with the closing of the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers in the Private Placement (the “Purchasers”), which sets forth the rights of the Purchasers to have their shares of common stock purchased in the Private Placement and shares of common stock issuable upon exercise of the Warrants registered with the SEC for public resale.

Pursuant to the Registration Rights Agreement, the Company has agreed to file a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC within 30 days of the date of the Registration Rights Agreement registering the total number of shares of common stock purchased in the Private Placement and shares of common stock issuable upon exercise of the Warrants. The Company has agreed to use its reasonable efforts to have the Registration Statement declared effective within 60 days after the date of the Registration Rights Agreement (or, in the event of a “full review” by the SEC, within 90 days after the date of the Registration Rights Agreement). The Company has also agreed to use reasonable efforts to maintain the effectiveness of the Registration Statement until all of the securities covered by the Registration Statement have or may be sold by investors under Rule 144 of the Securities Act, without volume or manner-of-sale restrictions.

The Registration Rights Agreement provides that in the event the Registration Statement has not been filed or declared effective within the prescribed time period or if the Company has failed to maintain the effectiveness of the Registration Statement as required for specified time periods, the Company shall pay to the holders of registrable securities, on the date of each such event and on each monthly anniversary thereof until the applicable event is cured, partial liquidated damages equal to 2.0% of the aggregate purchase price paid by such Purchaser in the Private Placement, up to a maximum of 10.0% of such aggregate purchase price. If the Company fails to pay any partial liquidated damages pursuant to this Section in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

The Company was required to have the Registration Statement on Form S-1 declared effective within 90 days after the offering closed. The closing date of the offering was February 14, 2013; therefore the 90th day was May 15, 2013. As of the date of this filing, the Registration Statement on Form S-1 has not been declared effective. The Company has evaluated the provisions of the Registration Rights Agreement and is obligated to pay liquidated damages beginning in the second quarter of the fiscal year ending December 31, 2013.

The foregoing description of the Registration Rights Agreement does not purport to describe all of the terms and provisions thereof and is qualified in its entirety by reference to the Registration Rights Agreement, which is filed as Exhibit 10.2 to the Form 8-K filed by the Company on February 19, 2013 and is incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)  Exhibits

31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
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

Date: July 24, 2013	RETROPHIN, INC.

	By:	/s/ Martin Shkreli
Name: Martin Shkreli
Title: Chief Executive Officer

	By:	/s/ Marc Panoff
Name: Marc Panoff
Title: Chief Financial Officer