Form 10-K/A
period 2012-12-31
Retrophin, Inc.
filed 2013-09-16
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☐    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended

☑    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from March 1, 2012 to December 31, 2012

Commission File Number: 000-53293

RETROPHIN, INC.
(Exact Name of Registrant as specified in its Charter)

Delaware	27-4842691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Third Avenue, 22nd Floor, New York, NY	10017
(Address of Principal Executive Offices)	(Zip code)

(646) 837-5863
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

(Title of each class)	(Name of exchange on which registered)

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

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of September 13, 2013 was 18,150,837.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Transition Report on Form 10-K for the transition period from March 1, 2012 to December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2013 (the “Original Filing”), solely for the purpose of amending Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data to include disclosure and a footnote to our financial statements relating to events that occurred after the conclusion of the period covered by the Original Filing.  This Amendment is not intended to update any other information presented in the Original Filing.  The Original Filing continues to speak as of the dates described therein, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates.  Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing and in this Amendment.

FORM 10-K REPORT INDEX

Page

PART II	2

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 8. Financial Statements and Supplementary Data	8

PART IV	8

Item 15. Exhibits and Financial Statement Schedules	8

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company concurrently entered into a registration payment arrangement requiring it to file a Form S-1 with the Securities and Exchange Commission within 30 days of the closing date of this transaction and cause it to be declared effective by no later than 90 days of the closing date of this transaction. The registration payment arrangement provided for the Company to pay liquidated damages in the amount of 2% of the proceeds received in this transaction per month for each month that the Company is not in compliance with this requirement, not to exceed 10% in the aggregate. The Company determined that it was probable that it would not be in a position to comply with these requirements and therefore allocated approximately $360,000 of the proceeds received in this transaction to a registration payment obligation.

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

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became party to a series of agreements to settle up to $2,286,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company and the related party have entered into indemnification agreements whereby the related party has agreed to defend and hold the Company harmless against all such obligations and amounts, whether paid or unpaid, arising from these agreements. The Company paid $593,111 of the total settlement liabilities in the second quarter of 2013 and had $1,691,400 in outstanding settlement liabilities, $300,000 of which is past due, $713,900 of which was due in July 2013 and $677,500 of which was due in August 2013. The counter parties to these agreements reserve the right to demand payment at any time. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock in the Company to one of the counter parties as a separate component of one of these agreements. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary.

Concurrent with the execution of such settlement agreements, the Company received promissory notes from the related party whereby the related party agreed to pay the Company the principal amount of $593,111 plus interest at an annualized rate of 5% as reimbursement of the payments that the Company made to settle a portion of the agreements.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Updated (“ASU”) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Amount at the Reporting Date is Fixed”). The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount the entity has (a) contractually agreed to pay, and (b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company early adopted this guidance in the second quarter of 2013 (Note 12).

The Company has evaluated recent accounting pronouncements and except as noted above, their adoption has not had or is not expected to have a material impact on the Company’s financial position or operations.

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

The consolidated financial statements and supplementary data of Retrophin, Inc. required by this Item are described in Item 15 of this Transition Report on Form 10-K/A and are presented beginning on page F-1.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	The financial statements at page F-1 are filed as a part of this Transition Report on Form 10-K/A.

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits: The exhibits to this report are listed in the exhibit index below.

(b)	Description of Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
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

Date: September 13, 2013	RETROPHIN, INC.

	By:	/s/ Martin Shkreli
Name: Martin Shkreli
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Martin Shkreli	Chief Executive Officer and Director (Principal	September 13, 2013
Martin Shkreli	Executive Officer)

/s/ Marc Panoff	Chief Financial Officer (Principal Financial Officer	September 13, 2013
Marc Panoff	and Principal Accounting Officer)

/s/ Stephen Aselage	Director	September 13, 2013
Stephen Aselage

/s/ Steven Richardson	Director	September 13, 2013
Steven Richardson

EXHIBIT INDEX

Exhibit No.	Description
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
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

/s/ Marcum LLP

New York, NY
June 13, 2013, except paragraph numbers 3, 4, 5 and 6 of Note 2 and paragraph numbers 3, 8, 9 and 10 of Note 12, as to which the date is September 13, 2013.

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

On February 14, 2013, in connection with the closing of a private placement, we issued and sold an aggregate of 3,045,929 shares of common stock, for an aggregate purchase price of $9,137,787 in cash, and warrants to purchase up to an aggregate of 1,522,969 shares of common stock. The Company concurrently entered into a registration payment arrangement requiring it to file a Form S-1 with the Securities and Exchange Commission within 30 days of the closing date of this transaction and cause it to be declared effective by no later than 90 days of the closing date of this transaction. The registration payment arrangement provided for the Company to pay liquidated damages in the amount of 2% of the proceeds received in this transaction per month for each month that the Company is not in compliance with this requirement, not to exceed 10% in the aggregate. The Company determined that it was probable that it would not be in a position to comply with these requirements and therefore allocated approximately $360,000 of the proceeds received in this transaction to a registration payment obligation.

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became party to a series of agreements to settle up to $2,286,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company and the related party have entered into indemnification agreements whereby the related party has agreed to defend and hold the Company harmless against all such obligations and amounts, whether paid or unpaid, arising from these agreements. The Company paid $593,111 of the total settlement liabilities in the second quarter of 2013 and had $1,691,400 in outstanding settlement liabilities, $300,000 of which is past due, $713,900 of which was due in July 2013, and $677,500 of which was due in August 2013. The counter parties to these agreements reserve the right to demand payment at any time. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock in the Company to one of the counter parties as a separate component of one of these agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the second quarter ended June 30, 2013.

There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary.

Concurrent with the execution of such settlement agreements, the Company received promissory notes from the related party whereby the related party agreed to pay the Company the principal amount of $593,111 plus interest at an annualized rate of 5% as reimbursement of the payments that the Company made to settle a portion of the agreements.

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

Restatement of Previously Issued Financial Statements for Additional Disclosures

The Company, while undergoing a review of its condensed consolidated financial statements for the three and six months periods ended June 30, 2013, commenced an evaluation of its accounting for a series of settlement agreements that the Company, along with certain of its related parties, entered into between April 2013 and June 2013. These agreements, which Company management originally deemed to be the primary obligation of a related party, are more fully described in Notes 2 and 12.  On September 13, 2013, Company management, under the authority of the board of directors, determined that these agreements should have been disclosed in the footnotes to its consolidated financial statements for the year ended December 31, 2012.  Accordingly, the Company has restated the consolidated financial statements to include these disclosures.

The Company also determined that its obligation to pay liquidated damages under a registration payment that it entered into in connection with a financing transaction completed on February 14, 2013, which required the Company to cause a registration statement to be declared effective by the Securities and Exchange Commission by May 15, 2013, should have also been disclosed. Accordingly, the Company is restating these consolidated financial statements to disclose that it allocated approximately $360,000 of the proceeds received in this financing transaction to a registration payment obligation that was deemed probable at the date that the financing transaction was completed.

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

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Updated (“ASU”) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Amount at the Reporting Date is Fixed”) ("ASU 2013-04"). The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount the entity has (a) contractually agreed to pay, and (b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company early adopted this guidance in the second quarter of 2013 (Note 12).

Except as noted above, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying consolidated financial statements.

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

During the year 2012, the Company paid an aggregate amount of $563,380 in legal fees on behalf of the same affiliate.  The affiliate is currently in the process of dissolving and the Company does not expect to collect the amount outstanding.  As a result, the Company has written-off $563,380 to bad debt expense in 2012.  Such charge is included in selling general and administrative expense in the statement of operations. Subsequent to December 31, 2012, the Company became a party to certain settlement agreements, which management believes are the primary obligation of this affiliate (Note 12).

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

The Company concurrently entered into a registration payment arrangement requiring it to file a Form S-1 with the Securities and Exchange Commission within 30 days of the closing date of this transaction and cause it to be declared effective by no later than 90 days of the closing date of this transaction. The registration payment arrangement provided for the Company to pay liquidated damages in the amount of 2% of the proceeds received in this transaction per month for each month that the Company is not in compliance with this requirement, not to exceed 10% in the aggregate. The Company determined that it was probable that it would not be in a position to comply with these requirements and therefore allocated approximately $360,000 of the proceeds received in this transaction to a registration payment obligation.

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

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became party to a series of agreements to settle up to $2,286,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company and the related party have entered into indemnification agreements whereby the related party has agreed to defend and hold the Company harmless against all such obligations and amounts, whether paid or unpaid, arising from these agreements. Notwithstanding the indemnification, the Company recorded a $2,286,511 charge to operations during the quarter ended June 30, 2013 that was offset by a corresponding liability of $1,691,400 for the difference between (a) the aggregate amount of all such settlements, and (b) $593,111 of cash and non-cash consideration that the Company paid to immediately settle a portion of the agreement on behalf of the related party. Of the total outstanding $1,691,400 settlement liability, $300,000 is past due, $713,900 was due in July 2013, and $677,500 was due in August 2013. The counter parties to these agreements reserve the right to demand payment at any time. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock in the Company to one of the counter parties as a separate component of one of these agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the second quarter ended June 30, 2013. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary.

Concurrent with the execution of such settlement agreements, the Company received promissory notes from the related party whereby the related party agreed to pay the Company the principal amount of $593,111 plus interest at an annualized rate of 5% as reimbursement of the payments that the Company made to settle a portion of the agreements.

The Company applied the accounting guidance provided in ASU 2013-04. The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount that the entity has (a) contractually agreed to pay, and (b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company has recorded the full amount of the settlements as a charge to its operations due to uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary. Any amounts that the Company may recover under the note due from the related party or under the terms of the indemnification agreement, if in fact any amounts are recovered at all, would be characterized as a capital contribution at the date such payments are received.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report, other than those listed in the Note.