Form 10-Q/A
period 2013-03-31
Retrophin, Inc.
filed 2013-09-16
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/A
(Amendment No. 1)
_______________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

RETROPHIN, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-53293	27-4842691
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

777 Third Avenue, 22nd Floor, New York, NY, 100017
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the period ended March 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2013 (the “Original Filing”), solely for the purpose of amending Part I, Item 1. Financial Statements and Part I, Item 2. Management's Dicussion and Analysis of Financial Condition and Results of Operations to include a footnote to our financial statements and disclosure relating to events that occurred after the conclusion of the period covered by the Original Filing. The Company also made an accounting adjustment related to the allocation of proceeds it received in a financing transaction it completed in February 2013. The adjustment affects the Company’s March 31, 2013 condensed consolidated balance sheet and condensed consolidated statement of stockholders' deficit. This Amendment is not intended to update any other information presented in the Original Filing.  The Original Filing continues to speak as of the dates described therein, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates.  Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing and in this Amendment.

TABLE OF CONTENTS

Page No.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, and for the period from March 11, 2011 (inception) through March 31, 2013	5
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the period from March 11, 2011 (inception) through March 31, 2013	6
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and for the period from March 11, 2011 (inception) through March 31, 2013	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

PART II – OTHER INFORMATION

Item 6. Exhibits	23

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Restated)	December 31, 2012
	(unaudited)

Assets

Current assets:
Cash	$2,503,463	$11,388
Prepaid expenses and other current assets	134,457	21,830
Total current assets	2,637,920	33,218

Property and equipment, net	28,419	23,790
Patents pending	18,093	18,093
Due from affiliate	137,547	137,547
Technology license, net	2,128,662	2,178,617
Total assets	$4,950,641	$2,391,265

Liabilities and Stockholders' Deficit

Current liabilities:
Technology license liability	$-	$1,300,000
Accounts payable	484,719	1,023,320
Accrued expenses	720,330	2,467,796
Registration payment obligation	360,000	-
Note payable - related party	-	884,764
Investors' deposits	-	100,000
Due to related parties	10,000	23,200

Total current liabilities	1,575,049	5,799,080

Derivative financial instruments, at estimated fair value - warrants	6,957,264	-

Total liabilities	8,532,313	5,799,080

Stockholders' Deficit:
Preferred stock Series A $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 12,190,640 and 8,952,905 issued and outstanding, respectively	1,219	895
Additional paid-in capital	34,772,143	30,203,402
Deficit accumulated during the development stage	(38,355,034)	(33,612,112)
Total stockholders' deficit	(3,581,672)	(3,407,815)
Total liabilities and stockholders' deficit	$4,950,641	$2,391,265

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from March 11, 2011 (inception) through March 31, 2013
	For the three months ended March 31,
	2013	2012
Operating expenses:
Compensation and related costs - inclusive of share base compensation $20,833, $1,535,267 and $17,758,650	$1,045,287	$1,769,831	$21,406,040
Professional fees - inclusive of share based compensation $138,372, $1,003,124, and $6,790,076	692,577	1,708,429	10,796,429
Selling, general and administrative	412,620	80,194	1,768,728
Technology license contingent fee	100,000	-	1,800,000
Total operating expenses	2,250,484	3,558,454	35,771,197

Operating loss	(2,250,484)	(3,558,454)	(35,771,197)

Other income (expense):
Interest income	-	3,748	21,905
Interest expense	(41,563)	(17,327)	(147,480)
Change in estimated fair value of derivative financial instruments - warrants	(2,451,659)	-	(2,451,659)
Gain (loss) on transactions denominated in foreign currencies	784	-	(6,603)
Total other expense, net	(2,492,438)	(13,579)	(2,583,837)

Net loss	$(4,742,922)	$(3,572,033)	$(38,355,034)

Net loss per common share, basic and diluted	$(0.44)	$(1.43)

Weighted average common shares outstanding, basic and diluted	10,697,129	2,502,327

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common stock		Additional	Receivables due	Accumulated	Total Stockholders'
	Shares	Amount	paid in capital	from stockholder	deficit	deficit

Balance - March 11, 2011 (inception)	-	$-	$-	$	$-	$-
Issuance of common shares	1,608,300	161	24,839	(25,000)	-	-
Issuance of common shares to founders inconnection with the initial capital contribution	50,000	5	95		-	100
Incentive shares granted- employees	1,758,300	176	(176)	-	-	-
Incentive shares granted- non employees	381,000	38	(38)	-	-	-
Incentive shares forfeited - employees	(45,835)	(5)	5	-	-	-
Share based compensation - employees	-	-	1,724,967	-	-	1,724,967
Share based compensation - non employees	-	-	254,332	-	-	254,332
Issuance of shares in connection with March 2011 private placement, net of fess of $66,061	253,750	25	658,914	-	-	658,939
Issuance of Series A preferred in connection with March 2011 private placement, net of feees of $1,367, recapitalization to common stock	36,750	4	103,629	-	-	103,633
Loan made to stockholder	-	-	-	(10,000)	-	(10,000)
Net loss	-	-	-	-	(3,268,256)	(3,268,256)
Balance - December 31, 2011	4,042,265	404	2,766,567	(35,000)	(3,268,256)	(536,285)

Prior Issuance of Series A preferred in connection with January 2012 private placement, net of feees of $61,677, exchanged to common stock	326,963	33	1,806,644	-	-	1,806,677
Prior Issuance of Series A preferred in connection with May 2012 private placement, net of feees of $12,275, exchanged to common stock	470,764	47	1,668,979	-	-	1,669,026
Shares transferred to consultants by founder for services	-	-	4,400,000	-	-	4,400,000
Shares transferred to employees by founders for services	-	-	1,375,000			1,375,000
Shares issued in accordance with license agreement	620,000	62	1,549,938	-	-	1,550,000
Shares outstanding at time of reverse merger date December 12, 2012	2,585,583	259	1,142	-	-	1,401
Incentive shares granted- employees	866,180	86	(86)	-	-	-
Incentive shares granted - non employees	87,503	9	(9)	-	-	-
Incentive shares forfeited - employees	(46,353)	(5)	5	-	-	-
Share based compensation - employees	-	-	14,637,850	-	-	14,637,850
Share based compensation - non employees	-	-	1,997,372	-	-	1,997,372
Receivable due from stockholder charged to compensation	-	-	-	407,900	-	407,900
Loan made to stockholder	-	-	-	(372,900)	-	(372,900)
Net loss	-	-	-	-	(30,343,856)	(30,343,856)
Balance - December 31, 2012	8,952,905	895	30,203,402	-	(33,612,112)	(3,407,815)

Incentive shares granted - non employees	12,500	1	(1)	-	-	-
Share based compensation - employees (unaudited)	-	-	20,833	-	-	20,833
Share based compensation - non employees (unaudited)	-	-	138,372	-	-	138,372
Incentive shares forfeited - employees (unaudited)	(20,833)	(2)	2	-	-	-
Incentive shares forfeited - non employees (unaudited)	(72,082)	(7)	7	-	-	-
Issuance of common stock in connection with January 2013 private placement at $3.00 per share, net of fees of $0 (unaudited)	272,221	27	816,637	-	-	816,664
Issuance of common stock in connection with February 2013 private placement at $3.00 per share, net of fees of $678,986 and registration payment obligation of $360,000 (unaudited)	3,045,929	305	3,592,891	-	-	3,593,196
Net loss (unaudited)	-	-	-	-	(4,742,922)	(4,742,922)
Balance - March 31, 2013-Restated (unaudited)	12,190,640	$1,219	$34,772,143	$-	$(38,355,034)	$(3,581,672)

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from March 11, 2011 (inception) through March 31, 2013
	For the three months ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(4,742,922)	$(3,572,033)	$(38,355,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,168	313	177,408
Compensation in lieu of receivable	-	-	407,900
Share based compensation - employees	20,833	1,535,267	17,758,650
Share based compensation - non-employees	138,372	1,003,124	6,790,076
Share based payment - Technology license contingent fee	-	-	1,550,000
Change in estimated fair value of derivative financial instruments - warrants	2,451,659	-	2,451,659
Changes in operating assets and liabilities:
Prepaid expenses	(112,627)	(78,392)	(134,457)
Accounts payable and accrued expenses	(2,386,067)	(110,865)	1,102,728
Net cash used in operating activities	(4,578,584)	(1,222,586)	(8,251,070)

Cash Flows From Investing Activities:
Purchase of fixed assets	(6,842)	(2,508)	(34,488)
Purchase of intangible assets	-	-	(1,168,093)
Repayment of technology license liability	(1,300,000)	-	(1,150,000)
Cash received in merger transaction	-	-	3,721
Payments made on behalf of affiliate	-	-	(137,547)
Loans made to stockholder			(382,900)
Increase in note receivable - related party	-	(198,248)	-
Net cash used in investing activities	(1,306,842)	(200,756)	(2,869,307)

Cash Flows From Financing Activities:
Proceeds from related parties	-	-	56,500
Repayment of net amounts due to related parties	(13,200)	-	(46,500)
Proceeds from note payable - related party	-	838,764	930,000
Repayment of note payable - related party	(884,764)	-	(930,000)
Investors' deposits	-	-	100,000
Proceeds received from issuance of common stock, net of fees of $678,986, $51,307, and $820,367, respectively	9,275,465	540,811	13,513,840
Repayment of stock subscription receivable	-	35,000	-
Net cash provided by financing activities	8,377,501	1,414,575	13,623,840

Net increase (decrease) in cash	2,492,075	(8,767)	2,503,463
Cash, beginning of period	11,388	10,053	-

Cash, end of period	$2,503,463	$1,286	$2,503,463

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$28,263	$-	$43,027
Non-cash investing and financing activities:
Issuance of stock for subscription receivable	$-	$-	$25,000
Allocation of proceeds from issuance of common stock to registration payment obligation	$360,000	$-	$360,000

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

NOTE 2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 (the “2012 10-K/A”) filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2013. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.  The December 31, 2012 balance sheet information was derived from the audited financial statements as of that date.

NOTE 3.  LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT PLANS

The Company incurred a net loss of approximately $38 million, including stock-based compensation charge of $25 million for the period from March 11, 2011 (inception) to March 31, 2013.  At March 31, 2013, the Company had a cash balance of approximately $2.5 million and working capital of approximately $1.1 million. The Company’s accumulated deficit amounted to approximately $38,355,034 at March 31, 2013.

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

On February 14, 2013, in connection with the closing of a private placement, we issued and sold an aggregate of 3,045,929 shares of common stock, for an aggregate purchase price of $9,137,787 in cash, and warrants to purchase up to an aggregate of 1,522,969 shares of common stock (Note 11).

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became party to a series of agreements to settle up to $2,286,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company and the related party have entered into indemnification agreements whereby the related party has agreed to defend and hold the Company harmless against all such obligations and amounts, whether paid or unpaid, arising from these agreements. The Company paid $593,111 of the total settlement liabilities in the second quarter of 2013 and had $1,691,400 in outstanding settlement liabilities, $1,013,900 of which is past due and $677,500 of which was due in August 2013. The counter parties to these agreements reserve the right to demand payment at any time. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock in the Company to one of the counter parties as a separate component of one of the agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the second quarter ended June 30, 2013.

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

Restatement of Previously Issued Financial Statements

The Company, while undergoing a review of its condensed consolidated financial statements for the three and six months periods ended June 30, 2013, commenced an evaluation of its accounting for a series of settlement agreements that the Company, along with certain of its related parties, entered into between April 2013 and June 2013. These agreements, which Company management originally deemed to be the primary obligation of a related party, are more fully described in Notes 3 and 13.  On September 13, 2013, Company management, under the authority of the board of directors, determined that these agreements should have been disclosed in the footnotes to these condensed consolidated financial statements.  Accordingly, the Company has restated these condensed consolidated financial statements to include the required disclosures.

The Company also determined that its obligation to pay liquidated damages under a registration payment arrangement that it entered into in connection with a financing transaction it completed on February 14, 2013, which required the Company to cause a registration statement to be declared effective by the Securities and Exchange Commission by May 15, 2013, should have been recorded as a liability at the date in which this financing transaction was completed.  Accordingly, the Company is correcting this error by restating these condensed consolidated financial statements to allocate approximately $360,000 of the proceeds received in this financing transaction to a registration payment obligation that was deemed probable at the date that the financing transaction was completed.

The following table illustrates the effects of the adjustment on the March 31, 2013 condensed consolidated balance sheet:

	March 31, 2013
	As Reported	Adjustment	As Restated
Total current liabilities	$1,215,049	$360,000	$1,575,049

Total liabilities	$8,172,313	$360,000	$8,532,313

Additional paid-in capital	$35,132,143	$(360,000)	$34,772,143

Stockholders' deficit	$(3,221,672)	$(360,000)	$(3,581,672)

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

Registration Payment Arrangement

The Company accounted for registration rights agreements in accordance with ASC 825-20, “Registration Payment Arrangements.” ASC 825-20 addresses an issuer's accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20 “Loss Contingencies”.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Updated (“ASU”) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Amount at the Reporting Date is Fixed”) ("ASU 2013-04"). The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount the entity has (a) contractually agreed to pay, and (b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company early adopted this guidance in the second quarter of 2013 (Note 13).

Excepted as noted above, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying condensed consolidated financial statements.

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

Subsequent to March 31, 2013, the Company became a party to certain settlement agreements, which management believes are the primary obligation of an affiliate (Note 13).

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

The Company concurrently entered into a registration payment arrangement requiring it to file a Form S-1 with the Securities and Exchange Commission within 30 days of the closing date of this transaction and cause it be declared effective by no later than 90 days of the closing date of this transaction. The registration payment arrangement provided for the Company to pay liquidated damages in the amount of 2% of the proceeds received in this transaction per month for each month that the Company is not in compliance with this requirement, not to exceed 10% in the aggregate. The Company determined that it was probable that it would not be in a position to comply with these requirements and therefore allocated approximately $360,000 of the proceeds received in this transaction to a registration payment obligation.

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

Settlement Agreements

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became party to a series of agreements to settle up to $2,286,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company and the related party have entered into indemnification agreements whereby the related party has agreed to defend and hold the Company harmless against all such obligations and amounts, whether paid or unpaid, arising from these agreements. Notwithstanding the indemnification, the Company recorded a $2,286,511 charge to operations during the quarter ended June 30, 2013 that was offset by a corresponding liability of $1,691,400 for the difference between (a) the aggregate amount of all such settlements, and (b) $593,111 of cash and non-cash consideration that the Company paid to immediately settle a portion of the agreement on behalf of the related party. The $1,691,400 settlement liability, $1,013,900 of which is past due and $677,500 of which was due in August 2013. The counter parties to these agreements reserve the right to demand payment at any time. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock in the Company to one of the counter parties as a separate component of one of the agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the second quarter ended June 30, 2013.

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

Since our inception in 2011, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. As of March 31, 2013 and December 31, 2012, our stockholders’ deficit was $3,581,672 and $3,407,815, respectively. Our net loss from operations for the three month period ended March 31, 2013 was $2,250,484 compared to $3,558,454 for the three month period ended March 31, 2012. Net cash used in operating activities was $4,578,584 for the three month period ended March 31, 2013 compared to $1,222,586 for the three month period ended March 31, 2012. Operations since inception have been funded entirely with the proceeds from equity and debt financings. As of March 31, 2013, we had cash equivalents of $2,503,463. We anticipate that our existing capital resources will not be sufficient for us to continue operations beyond September 2013 without additional funding. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became party to a series of agreements to settle up to $2,286,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company and the related party have entered into indemnification agreements whereby the related party has agreed to defend and hold the Company harmless against all such obligations and amounts, whether paid or unpaid, arising from these agreements. The Company paid $593,111 of the total settlement liabilities in the second quarter of 2013 and had $1,691,400 in outstanding settlement liabilities, $1,013,900 of which is past due and $677,500 of which was due in August 2013. The counter parties to these agreements reserve the right to demand payment at any time. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock in the Company to one of the counter parties as a separate component of one of the agreements. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary.

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

Registration Payment Arrangement

The Company accounted for registration rights agreements in accordance with ASC 825-20, “Registration Payment Arrangements.” ASC 825-20 addresses an issuer's accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20 “Loss Contingencies”.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Updated (“ASU”) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Amount at the Reporting Date is Fixed”). The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount the entity has (a) contractually agreed to pay, and (b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company early adopted this guidance in the second quarter of 2013 (Note 13).

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