Form 10-Q
period 2013-06-30
Retrophin, Inc.
filed 2013-09-16
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
 (Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

RETROPHIN, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-53293	27-4842691
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

777 Third Avenue, 22nd Floor, New York, NY, 10017
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

RETROPHIN, INC. AND SUBSIDIARY
Form 10Q
June 30, 2013

TABLE OF CONTENTS

Page No.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	4
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through June 30, 2013	5
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the period from March 11, 2011 (inception) through June 30, 2013	6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through June 30, 2013	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II – OTHER INFORMATION
Item 6. - Exhibits	25

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2012 and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K/A for the fiscal year ended December 31, 2012, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the  Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)

Assets

Current assets:
Cash	$286,514	$11,388
Prepaid expenses and other current assets	117,895	21,830
Total current assets	404,409	33,218

Property and equipment, net	28,642	23,790
Patents pending	18,093	18,093
Due from affiliate	-	137,547
Security deposit	137,547	-
Technology license, net	2,083,851	2,178,617
Total assets	$2,672,542	$2,391,265

Liabilities and Stockholders' Deficit

Current liabilities:
Technology license liability	$-	$1,300,000
Accounts payable	1,425,707	1,023,320
Accrued expenses	741,610	2,467,796
Registration payment obligation	360,000	-
Settlement payable	1,691,400	-
Note payable - related party	-	884,764
Investors' deposits	-	100,000
Due to related parties	10,000	23,200
Derivative financial instruments, at estimated fair value - warrants	6,901,223	-

Total current liabilities	11,129,940	5,799,080

Stockholders' Deficit:
Preferred stock Series A $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 12,321,973 and 8,952,905 issued and outstanding, respectively	1,232	895
Additional paid-in capital	34,944,917	30,203,402
Deficit accumulated during the development stage	(43,403,547)	(33,612,112)
Total stockholders' deficit	(8,457,398)	(3,407,815)
Total liabilities and stockholders' deficit	$2,672,542	$2,391,265

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,		For the period from March 11, 2011 (inception) through June
	2013	2012	2013	2012	30, 2013
Operating expenses:
Compensation and related costs - inclusive of share base compensation $57,516, $1,391,863, $78,349, $2,943,767 and $17,816,166	$492,131	$1,532,943	$1,537,418	$3,302,774	$21,898,171
Professional fees - inclusive of share based compensation $70,872, $2,647,001, $209,243, $3,650,125 and $6,860,948	1,701,264	3,062,461	2,393,841	4,770,890	12,497,693
Selling, general and administrative	2,906,507	144,288	3,319,127	224,482	4,675,235
Technology license contingent fee	-	-	100,000	-	1,800,000
Total operating expenses	5,099,902	4,739,692	7,350,386	8,298,146	40,871,099

Operating loss	(5,099,902)	(4,739,692)	$(7,350,386)	(8,298,146)	(40,871,099)

Other income (expense):
Interest income	5	5,984	5	9,732	21,910
Interest expense	-	(26,471)	(41,563)	(43,798)	(147,480)
Change in fair value of derivative financial instruments - warrants	56,041	-	(2,395,618)	-	(2,395,618)
Loss on transactions denominated in foreign currencies	(4,657)	-	(3,873)	-	(11,260)
Total other income (expense), net	51,389	(20,487)	(2,441,049)	(34,066)	(2,532,448)

Net loss	$(5,048,513)	$(4,760,179)	$(9,791,435)	$(8,332,212)	$(43,403,547)

Net loss per common share, basic and diluted	$(0.41)	$(1.55)	$(0.85)	$(3.00)

Weighted average common shares outstanding, basic and diluted	12,253,599	3,064,764	11,492,475	2,781,992

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM MARCH 11, 2011 (INCEPTION) THROUGH JUNE 30, 2013

	Common stock		Additional	Receivables due	Accumulated	Total Stockholders'
	Shares	Amount	paid in capital	from stockholder	deficit	deficit

Balance - March 11, 2011 (inception)	-	$-	$-	$	$-	$-
Issuance of common shares	1,608,300	161	24,839	(25,000)	-	-
Issuance of common shares to founders inconnection with the initial capital contribution	50,000	5	95		-	100
Incentive shares granted- employees	1,758,300	176	(176)	-	-	-
Incentive shares granted- non employees	381,000	38	(38)	-	-	-
Incentive shares forfeited - employees	(45,835)	(5)	5	-	-	-
Share based compensation - employees	-	-	1,724,967	-	-	1,724,967
Share based compensation - non employees	-	-	254,332	-	-	254,332
Issuance of shares in connection with March 2011 private placement, net of fess of $66,061	253,750	25	658,914	-	-	658,939
Issuance of Series A preferred in connection with March 2011 private placement, net of feees of $1,367, recapitalization to common stock	36,750	4	103,629	-	-	103,633
Loan made to stockholder	-	-	-	(10,000)	-	(10,000)
Net loss	-	-	-	-	(3,268,256)	(3,268,256)
Balance - December 31, 2011	4,042,265	404	2,766,567	(35,000)	(3,268,256)	(536,285)

Prior Issuance of Series A preferred in connection with January 2012 private placement, net of feees of $61,677, exchanged to common stock	326,963	33	1,806,644	-	-	1,806,677
Prior Issuance of Series A preferred in connection with May 2012 private placement, net of feees of $12,275, exchanged to common stock	470,764	47	1,668,979	-	-	1,669,026
Shares transferred to consultants by founder for services	-	-	4,400,000	-	-	4,400,000
Shares transferred to employees by founders for services	-	-	1,375,000			1,375,000
Shares issued in accordance with license agreement	620,000	62	1,549,938	-	-	1,550,000
Shares outstanding at time of reverse merger date December 12, 2012	2,585,583	259	1,142	-	-	1,401
Incentive shares granted- employees	866,180	86	(86)	-	-	-
Incentive shares granted - non employees	87,503	9	(9)	-	-	-
Incentive shares forfeited - employees	(46,353)	(5)	5	-	-	-
Share based compensation - employees	-	-	14,637,850	-	-	14,637,850
Share based compensation - non employees	-	-	1,997,372	-	-	1,997,372
Receivable due from stockholder charged to compensation	-	-	-	407,900	-	407,900
Loan made to stockholder	-	-	-	(372,900)	-	(372,900)
Net loss	-	-	-	-	(30,343,856)	(30,343,856)
Balance - December 31, 2012	8,952,905	895	30,203,402	-	(33,612,112)	(3,407,815)

Incentive shares granted - non employees (unaudited)	12,500	1	(1)	-	-	-
Incentive shares granted - employees (unaudited)	120,000	12	(12)	-	-	-
Share based compensation - employees (unaudited)	-	-	78,349	-	-	78,349
Share based compensation - non employees (unaudited)	-	-	209,243	-	-	209,243
Incentive shares forfeited - employees (unaudited)	(20,833)	(2)	2	-	-	-
Incentive shares forfeited - non employees (unaudited)	(72,082)	(7)	7	-	-	-
Issuance of common stock in connection with January 2013 private placement at $3.00 per share, net of fees of $0 (unaudited)	272,221	27	816,637	-	-	816,664
Issuance of common stock in connection with February 2013 private placement at $3.00 per share, net of fees of $678,986 and registration payment obligation of $360,000 (unaudited)	3,045,929	305	3,592,891	-	-	3,593,196
Shares issued on behalf of related party	6,000	1	44,399	-	-	44,400
Adjustment to existing shareholder (unaudited)	5,333	-	-	-	-	-
Net loss (unaudited)	-	-	-	-	(9,791,435)	(9,791,435)
Balance - June 30, 2013 (unaudited)	12,321,973	$1,232	$34,944,917	$-	$(43,403,547)	$(8,457,398)

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,		For the period from March 11, 2011 (inception) through
	2013	2012	June 30, 2013
Cash Flows From Operating Activities:
Net loss	$(9,791,435)	$(8,332,212)	$(43,403,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,307	37,695	230,547
Compensation in lieu of receivable	-	-	407,900
Share based compensation - employees	78,349	2,943,767	17,816,166
Share based compensation - non-employees	209,243	3,650,125	6,860,947
Share based payment - Technology license contingent fee	-	-	1,550,000
Change in estimated fair value of derivative financial instruments - warrants	2,395,618	-	2,395,618
Changes in operating assets and liabilities:
Prepaid expenses	(96,065)	(6,032)	(117,895)
Accounts payable and accrued expenses	312,001	89,102	3,800,796
Net cash used in operating activities	(6,786,982)	(1,617,555)	(10,459,468)

Cash Flows From Investing Activities:
Purchase of fixed assets	(9,693)	(3,490)	(37,339)
Purchase of intangible assets	(5,700)	(1,082,971)	(1,173,793)
Repayment of technology license liability	(1,300,000)	-	(1,150,000)
Cash received in merger transaction	-	-	3,721
Payments made on behalf of affiliate	-	-	(137,547)
Loans made to stockholder	-		(382,900)
Increase in note receivable - related party	-	(193,500)	-
Net cash used in investing activities	(1,315,393)	(1,279,961)	(2,877,858)

Cash Flows From Financing Activities:
Proceeds from related parties	-	-	56,500
Repayment of net amounts due to related parties	(13,200)	-	(46,500)
Proceeds from note payable - related party	-	838,764	930,000
Repayment of note payable - related party	(884,764)	-	(930,000)
Investors' deposits	-	-	100,000
Proceeds received from issuance of common stock, net of fees of $678,986, $73,952, and $820,367, respectively	9,275,465	2,045,115	13,513,840
Repayment of stock subscription receivable	-	35,000	-
Net cash provided by financing activities	8,377,501	2,918,879	13,623,840

Net increase in cash	275,126	21,363	286,514
Cash, beginning of period	11,388	10,053	-

Cash, end of period	$286,514	$31,416	$286,514

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$28,263	$-	$43,027
Non-cash investing and financing activities:
Forfeiture of subscription receivable	$-	$-	$25,000
Shares issued on behalf of related party	$44,400	$-	$44,400
Allocation of proceeds from issuance of common stock to registration payment arrangment	$360,000	$-	$360,000

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1.  DESCRIPTION OF BUSINESS

Organization and Description of Business

Retrophin, Inc. (the “Company”) is an emerging biotechnology company dedicated to developing drugs for rare and life-threatening diseases. The Company’s primary business objective is to develop and commercialize therapies for orphan diseases, such as Duchenne muscular dystrophy, or DMD, focal segmental glomerulosclerosis, and pantothenate kinase-associated neurodegeneration. The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to all of the risks and uncertainties associated with development stage companies.

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

NOTE 3.  LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT PLANS

The Company incurred a net loss of approximately $43 million, including stock-based compensation charge of approximately $25 million for the period from March 11, 2011 (inception) to June 30, 2013.  At June 30, 2013, the Company had a cash balance of approximately $286,500 and a working capital deficit of approximately $10.7 million. The Company’s accumulated deficit amounted to $43,403,547 at June 30, 2013.

The Company has principally financed its operations from inception using proceeds from sales of its equity securities in a series of private placement transactions (see Note 10 and Note 12). The Company to date has no revenues, significantly limited capital resources and is subject to all of the risks and uncertainties that are typical of a development stage enterprise. Significant uncertainties include, among others, whether it will be able to raise the capital it needs to finance the start of its planned operations and whether such operations, if launched, will enable the Company to become a profitable enterprise.

On August 14, 2013, the Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013, entered into the first amendment to the registration rights agreement (the “Amended Registration Rights Agreement”) associated with that transaction. The Amended Registration Rights Agreement provides, among other things, for (i) a waiver of any and all liquidated damages that the Company incurred for its inability to cause the a registration statement to be declared effective within certain contractually defined time-frames stipulated in the original agreement; (ii) a commitment on the part of the investors in the February private placement to participate in a private placement transaction that the Company completed on August 15, 2013, and (iii) a covenant on the part of the Company to proceed with the sale of shares that were issued under the August 15, 2013 private placement transaction.  In exchange, the Company paid an aggregate fee to these investors of $2,495,256 consisting of (i) 73,710 shares of the Company’s common stock with an aggregate fair value of $331,695 (based on the selling price of $4.50 per share in the August financing transaction ); (ii) cash in the amount of $1,835,000 (Note 13); and (iii) warrants to purchase 98,756 shares of common stock with a fair value of $328,561. The investors were also given the option to purchase shares of the Company’s common stock at $4.50 as a use of the cash portion of the payment arrangement.  Accordingly, $946,196 of the cash portion of the fee was settled in cash and the remainder was settled by the issuance of 197,512, shares. Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. This payment was settled entirely by the issuance of 20,685 shares of the Company’s common stock at a value of $5.00 per share.

The Company entered into an additional settlement agreement on August 29, 2013 (Note 13).

On August 16, 2013, the Company announced that it had signed an agreement with a major pharmaceutical company for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of Autism and Schizophrenia. Pursuant to the exclusivity agreement, the Company paid the major pharmaceutical company a non-refundable upfront fee and will have an exclusive period of 120 days to negotiate a license agreement (see Note 13).

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became parties to a series of agreements to settle up to $2,286,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company paid $593,111 of these settlements in the second quarter on behalf of the related party and had outstanding liabilities of $1,691,400 as of June 30, 2013, which is entirely past due as of the date of this filing.  The counter parties to these agreements reserve the right to demand payment at any time. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock to one of the counter parties as a separate component of one of these agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the second quarter ended June 30, 2013. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary (see Note 9).

On August 29, 2013, the Company entered into an additional settlement agreement for $300,000 due following execution of the agreement. As of the date of this filing, this settlement has been paid (see Note 13).

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes the Company’s ability to continue its operations depends on its ability to raise capital.  In February 2012, the Company entered into a license agreement providing it with the use of certain technology.  The Company is currently developing pre-clinical and clinical studies of drug candidates.  The license agreement (described in Note 7) also enables the Company to sell the licensed technology as a research product or sublicense the technology to other third parties as alternative sources of revenue to its own product development efforts.  The Company’s future depends on the costs, timing, and outcome of regulatory reviews of its product candidates and the costs of commercialization activities, including product marketing, sales and distribution.  During the first quarter of 2013, the Company raised an aggregate of approximately $9.95 million in certain private placement transactions. During the third quarter of 2013, the Company raised an additional $25 million in aggregate proceeds in connection with a private placement transaction. The Company expects to continue to finance its cash needs through additional private equity offerings and debt financings, corporate collaboration and licensing arrangements and grants from patient advocacy groups, foundations and government agencies. Although management believes that the Company has access to capital resources, there are no commitments for financing in place at this time, nor can management provide any assurance that such financing will be available on commercially acceptable terms, if at all.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash instruments with maturities of less than three months when purchased to be cash equivalents.  There are no cash equivalents as of the balance sheet dates.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided for using the straight-line method over the estimated useful lives of the assets.  At June 30, 2013 and 2012, property and equipment consisted of computers with an estimated useful life of three years, leasehold improvements with an estimated life of four years and furniture with an estimated life of seven years.

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

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505, “Equity Based Payments to Non-Employees”, (“ASC 505”) and ASC 718 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are being amortized over their respective contractual vesting periods.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period.  Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating fair value of equity instruments recorded as derivative liabilities, estimating the useful lives of depreciable and amortizable assets and estimating the fair value of long-lived assets to assets whether impairment charges may apply.

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of consulting costs, contract research and development costs, and compensation costs. For the three and six months ended June 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through June 30, 2013, the Company recognized $605,203, $141,962, $713,937, $176,233, and $1,608,451, respectively, of research and development costs.

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

An aggregate of 1,597,969 and 0 warrants were excluded from the computation of diluted net loss per common share for the three and six months ended June 30, 2013 and 2012 because to do so would have an anti-dilutive effect for the periods presented.

An aggregate of 120,000 and 0 stock options were excluded from the computation of diluted net loss per common share for the three and six months ended June 30, 2013 and 2012 because they were contingent options subject to recall and to do so would have an anti-dilutive effect for the periods presented.

An aggregate of 231,493 and 1,973,142 common stock equivalents (incentive shares) were excluded from the computation of diluted net loss per common share for the three and six months ended June 30, 2013 and 2012 because they were contingent shares subject to recall.

Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company calculates the fair value of the financial instruments using a probability-weighted Black-Scholes option pricing model, which is comparable to the Binomial Lattice options pricing model at inception and on each subsequent valuation date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. (See Note 5 and Note 6).

Joint and Several Liability Assessment

The Company measures obligations resulting from joint and several liability arrangements as the sum of the amount that the Company has (a) contractually agreed to pay, and (b) any additional amounts that the Company expects to pay on behalf of its co-obligors.

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

Registration Payment Arrangement

The Company accounted for registration rights agreements in accordance with ASC 825-20, “Registration Payment Arrangements.” ASC 825-20 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20 “Loss Contingencies”.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Updated (“ASU”) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Amount at the Reporting Date is Fixed”) (“ASU 2013-04”). The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount the entity has (a) contractually agreed to pay, and (b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company early adopted this guidance in the second quarter of 2013 (Note 9 and Note 13).

Except as noted above, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying consolidated financial statements.

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with ASC Topic 815-40, “Derivative and Hedging – Contracts in Entity’s Own Equity” (“ASC Topic 815-40”), instruments which do not have fixed settlement provisions are deemed to be derivative instruments. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the warrants issued in connection with the sale of the common stock during the period ended June 30, 2013 that do not have fixed settlement provisions, are not indexed to Company’s own stock. The fair value of the warrants are classified as derivative liabilities due to a ratchet provision that allows for a favorable adjustment to the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect.

The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s results of operations.  The Company recorded a gain and loss on a change in the estimated fair value of warrants of $56,041 and $2,395,618 for the three and six months ended June 30, 2013, respectively.

The Company calculated the fair value of the warrants using a probability-weighted Black-Scholes option pricing model which is comparable to the Binomial Lattice pricing model.  The assumptions used at the date of issuance and at June 30, 2013 are noted in the following table:

	As of
	Date of issuance February 14, 2013	June 30, 2013
Fair market price of common stock	$3.75	$5.50
Expected option term	5 years	4.63 years
Risk-free interest rate	0.86%	1.41%
Expected volatility	101%	98.59%

Expected volatility is based on historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected terms of the warrants, as the Company does not have a long trading history to estimate the volatility of its own common stock.  The warrants have a transferability provision. Based on guidance provided in SEC Staff Accounting Bulletin No. 107 (“SAB 107”) for options issued with such a provision, the Company used the full contractual term as the initial expected term of the warrants.  The risk free interest rate is based on the U.S. Treasury security rates for the remaining term of the warrants at the measurement date.

NOTE 6.  FAIR VALUE MEASUREMENTS

The following table presents the Company’s liability that is measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2013:

		Fair Value Measurements at June 30, 2013
	Total carrying value at June 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities related to warrants	$6,901,223	$-	$-	$6,901,223

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 liability for the six months ended June 30, 2013:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$-
Issuance of common stock warrants	4,505,605
Change in fair value of common stock warrant liability	2,395,618
Balance at June 30, 2013	$6,901,223

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

In accordance with the agreement as amended most recently as of January 7, 2013, the Company made two non-refundable payments totaling $2,550,000, the first payment of $1,150,000 made upon execution and the second payment of $1,400,000 made in February 2013, which includes a $250,000 fee payable to the sublicensee in exchange for extended due date of this payment from October 1, 2012 to February 2013. As of June 30, 2013, the Company has recognized $2,300,000 for the cost of the License Agreement which is presented in the accompanying consolidated balance sheet as an intangible asset that is being amortized on a straight-line basis over the term of the License Agreement which expires on September 30, 2023.  The $250,000 of extension fees were expensed to operations in February 2013. In addition, the Company issued 620,000 common shares to Ligand valued at $1,550,000 as a result of the merger transaction, the amount of which was expensed to operations in December 2012. For the three and six months ended June 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through June 30, 2013, the Company recognized amortization expense of the license related to this agreement of $50,511, $36,581, $100,466, $36,581, and $221,849 respectively.

NOTE 8.  NOTES PAYABLE

Note Payable - related party

On February 1, 2012, the Company entered into a secured promissory note with a related party in the amount of $900,000, with an interest rate of 12% per annum, compounded monthly.  The outstanding principal and interest balance of this note was fully repaid during the first quarter of 2013.

Total interest expense recognized for the three and six months ended June 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through June 30, 2013 amounted to $0, $26,471, $19,733, $43,798 and $147,480, respectively.

NOTE 9.  RELATED PARTY TRANSACTIONS

On December 8, 2011, the Company received advances of funds aggregating $8,500 from entities related through common ownership. Such advances were repaid during the first quarter of 2013.

In August 2012, the Company paid a security deposit on behalf of an affiliate of $137,547 in connection with a building lease entered into by such affiliate.  The Company assumed the lease from its affiliate in April 2013, whereby the security deposit was assigned to the Company. The Company leases approximately 4,216 square feet of office space for approximately $275,000 per year base rent plus rent escalations, common area maintenance, insurance, and real estate taxes, under a lease agreement expiring August 2016.

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became party to a series of agreements to settle up to $2,286,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company and the related party have entered into indemnification agreements whereby the related party has agreed to defend and hold the Company harmless against all such obligations and amounts, whether paid or unpaid, arising from these agreements. Notwithstanding the indemnification, the Company recorded a $2,286,511 charge to operations during the quarter ended June 30, 2013 and a corresponding liability of $1,691,400 for the difference between (a) the aggregate amount of all such settlements, and (b) $593,111 of cash and non-cash consideration that the Company paid to immediately settle a portion of the agreement on behalf of the related party. The $1,691,400 is past due as of the August 9, 2013. The counter parties to these agreements reserve the right to demand payment at any time. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock to one of the counter parties as a separate component of one of these agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the second quarter ended June 30, 2013. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary. As of the date of this filing, the Company owes $1,655,000 in cash and 5,000 shares of common stock valued at $36,400, due immediately.

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

NOTE 10.  STOCKHOLDERS’ DEFICIT

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

On February 14, 2013, the Company closed a private placement (the “Private Placement”) of 3,045,929 shares of common stock, at a purchase price of $3.00 per share, or $9,137,787 in the aggregate, and warrants (the “Warrants”) to purchase up to an aggregate of 1,597,969 shares of common stock with an exercise price of $3.60 per such share underlying any Warrant. The Warrants are deemed to be derivative instruments due to a ratchet provision that adjusts the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect. Upon issuance of the warrants, the Company recorded a liability of $4,505,605 to derivative financial instruments in its balance sheet.

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

Pursuant to the Registration Rights Agreement, the Company was required to file a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC within 30 days of the date of the Registration Rights Agreement registering the total number of shares of common stock purchased in the Private Placement and shares of common stock issuable upon exercise of the Warrants. The Company further agreed to use its reasonable efforts to have the Registration Statement declared effective within 60 days after the date of the Registration Rights Agreement (or, in the event of a “full review” by the SEC, within 90 days after the date of the Registration Rights Agreement). The Company has also agreed to use reasonable efforts to maintain the effectiveness of the Registration Statement until all of the securities covered by the Registration Statement have or may be sold by investors under Rule 144 of the Securities Act, without volume or manner-of-sale restrictions.

The Registration Rights Agreement provided that in the event the Registration Statement was not filed or declared effective within the prescribed time period or if the Company failed to maintain the effectiveness of the Registration Statement as required for specified time periods, the Company shall pay to the holders of registrable securities, on the date of each such event and on each monthly anniversary thereof until the applicable event is cured, partial liquidated damages equal to 2.0% of the aggregate purchase price paid by such Purchaser in the Private Placement, up to a maximum of 10.0% of such aggregate purchase price. If the Company fails to pay any partial liquidated damages pursuant to this Section in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

The Company determined, as of the date of the financing transaction, that it was probable that it would not be in a position to cause the registration statement to be declared effective within the contractually defined time period. Accordingly, the Company allocated approximately $360,000 of the proceeds to a registration payment arrangement liability on the date that the financing transaction closed, in accordance with the guidelines of ASC 825-20.  As described in Notes 2 and 13, the Company and the investors who are parties to the registration payment arrangement entered into an the Amended Registration Rights Agreement which provides, among other things, for a waiver of the liquidated damages that the Company incurred under the original terms of the registration payment arrangement described herein.

Subsequent to June 30, 2013, in connection with a private placement transaction which closed in August 2013, the Company amended the February 2013 Registration Rights Agreement (see Note 13).

Stock Options

On May 13, 2013, the Company issued options (the “Options”) to purchase 120,000 shares of common stock in connection with an employment agreement with Horacio Plotkin, M.D. (the “Plotkin Employment Agreement”) pursuant to which Dr. Plotkin was appointed as Chief Medical Officer of the Company. The options vest quarterly on a pro rata portion during the 3 years following the effective date of July 1, 2013. The Company valued these Options using the Black-Scholes options pricing model and the following assumption terms: risk-free interest rate of .83% (based on the US Treasury note yield), expected term (in years) of 5.81 (based on guidance provided in SAB 107 that allows the Company to use the simplified method for “plain vanilla” options for this calculation), expected volatility of 98.56% (based on historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected term of the options, as the Company does not have a long trading history to estimate the volatility of its own common stock), and an exercise price equal to the fair value of the stock on the date of issuance of $8.70 per share. For the three and six months ended June 30, 2013 the Company recognized $36,683 as compensation expense related to the Options. At June 30, 2013, the unrecognized compensation expense, remaining amortization period, intrinsic value and remaining contract life of the Options are $768,049, 2.75 years, $0 and 9.87 years, respectively.

NOTE 11.  INCENTIVE SHARES

At June 30, 2013, the Company did not have any active share-based compensation plans available for grants to employees, non-employee directors and consultants. Since its inception, the Company has granted incentive shares.

For the three and six months ended June 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through June 30, 2013, the Company recognized $91,705, $4,038,864, $250,909, $6,593,892 and $24,640,431 as compensation expense related to incentive shares granted in the consolidated statements of operations, respectively. Share compensation for non-employee awards subject to vesting is being accrued at current fair value. As of June 30, 2013, there was approximately $1,114,984, of unrecognized compensation cost related to incentive shares issued.  This amount is expected to be recognized over a weighted average of 2.17 years.

	Employee - number of shares	Non Employee - number of shares	Total number of shares		Weighted Average Fair Value

Unvested December 31, 2011	1,281,225	321,165	1,602,390		$4.00
Granted	866,180	87,503	953,683		12.89
Vested	(2,048,280)	(193,672)	(2,241,952)		7.34
Forfeited	(46,353)	-	(46,353	) )	9.06
Unvested December 31, 2012	52,772	214,996	267,768		5.79
Granted	120,000	12,500	132,500		6.17
Vested	(11,112)	(64,748)	(75,860)		7.04
Forfeited	(20,833)	(72,082)	(92,915)		4.00
Unvested June 30, 2013	140,827	90,666	231,493		$4.82

All of the Company’s share base payments were originally issued as Retrophin LLC Class B incentive units that represent a profits interest up through the date of Retrophin LLC’s conversation to a C Corporation, which was structured as a tax free exchange transaction.

Shares granted as incentive shares were originally subject to certain conditions at the time of grant.  Such conditions specified that upon the occurrence of a Termination Event, as defined in the amended operating agreement the Company shall have the right, but not the obligation, to repurchase, all, of the vested incentive shares owned by such incentive shareholder, at a purchase price based on the fair market value of the incentive shares determined in good faith by the Board of Directors.  The aforementioned repurchase option was rescinded upon the Company’s conversion to a corporation.

Effective May 20, 2013, the Company entered into an employment agreement with Marc L. Panoff (the “Panoff Employment Agreement”) pursuant to which Mr. Panoff was appointed as Chief Financial Officer and Chief Accounting Officer of the Company. In accordance with the terms of the Panoff Employment Agreement, Mr. Panoff will be granted 120,000 units of restricted common stock of the Company, a pro rata portion of which will vest quarterly beginning on December 31, 2013 during the 3 years following the effective date.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company assumed a building lease from an affiliate in April 2013 and is responsible for rent of approximately $275,000 annually through August 2016 (see Note 9).

The Company is obligated to pay $1,835,000 and 73,710 shares of Common Stock in liquidated damages in accordance with the February 14, 2013 Registration Rights Agreement (see Note 10).

The Company is required to make an upfront fee payment in connection with an exclusivity agreement entered into with a major pharmaceutical company in August 2013 (see Note 13).

NOTE 13. SUBSEQUENT EVENTS

First Amendment to the February Registration Rights Agreement

As described in Notes 3 and 10, the Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013, entered into the Amended Registration Rights Agreement which provides, among other things, for (i) a waiver of any and all liquidated damages that the Company incurred for its inability to cause the registration statement from its February 14, 2013 private placement to be declared effective within certain contractually defined time-frames; (ii) a commitment on the part of the investors in the February private placement to participate in a private placement transaction that the Company completed on August 15, 2013, and (iii) a covenant on the part of the Company to proceed with the sale of shares that were issued under the August 15, 2013 private placement transaction.  In exchange, the Company paid an aggregate fee to these investors of $2,495,256 consisting of (i) 73,710 shares of the Company’s common stock with an aggregate fair value of $331,695 (based on the selling price of $4.50 per share in the August financing transaction ); (ii) cash in the amount of $1,835,000; and (iii) warrants to purchase 98,756 shares of common stock with a fair value of $328,561. The investors were also given the option to purchase shares of the Company’s common stock at $4.50 as a use of the cash portion of the payment arrangement.  Accordingly, $946,196 of the cash portion of the fee was settled in cash and the remainder was settled by the issuance of 197,512, shares. Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. This payment was settled entirely by the issuance of 20,685 shares of the Company’s common stock at a value of $5.00 per share. The Company will record the aggregate amount of the payments made to the investors by to allocating approximately $360,000 to the waiver of the original registration payment obligation to be taken as a charge to operations and the remaining amount of $2,238,681 will be treated as reduction of the proceeds received in  the August financing transaction.

Private Placement Transaction

On August 15, 2013, the Company closed a private placement and sold 5,536,957 shares of the Company’s common stock, at a purchase price of $4.50 per share, or approximately $25,000,000 in the aggregate, and warrants to purchase up to an aggregate of 2,768,479 shares of common stock with an exercise price of $6.00 per share underlying each warrant. The Warrants are deemed to be derivative instruments due to a ratchet provision that adjusts the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect. The issuance of the shares of common stock in such private placement was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Exclusivity Agreement

On August 16, 2013, the Company announced that it had signed an agreement with a major pharmaceutical company for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of Autism and Schizophrenia. Pursuant to the exclusivity agreement, the Company paid the major pharmaceutical company a non-refundable upfront fee and will have an exclusive period of 120 days to negotiate a license agreement. Upon execution of a license agreement, the Company would receive the exclusive right to the intellectual property to develop, manufacture and sell the product in the United States and would pay an additional fee to the major pharmaceutical company.

Additional Settlement Agreement

On August 29, 2013, the Company entered into an additional settlement agreement for $300,000 due following execution of the agreement.  The Company charged this amount to selling, general and administrative expense in its statement of operations. As of the date of this filing, this settlement has been paid.

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

We are a development stage company focused on developing pharmaceutical products primarily for the treatment of rare diseases.  Our lead product in development, RE-021, is a small molecule intended to treat focal segmental glomerulosclerosis, and we expect to initiate a Phase 2 clinical study in 2013.  We also have a number of programs in preclinical development.  Our second most developed program (RE-024) for the treatment of pantothenate kinase-associated neurodegeneration is in preclinical testing, and we will seek to initiate clinical trials of this product candidate as soon as is practical.  We are also developing a treatment for Duchenne muscular dystrophy.  Our focus is to seek treatment for serious, unmet, rare diseases.  The diseases on which we focus are considered “orphan” diseases because they affect fewer than 200,000 patients in the United States.  However, such diseases have a profound impact on those that suffer from them and on their families.  Currently, we believe that we are the only company that is focusing on developing treatments for these rare and ultra-rare diseases.

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

As part of our planned expansion, we anticipate hiring additional full-time employees for research and development activities and for general and administrative activities. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. At our current and desired pace of commercialization and clinical development of our drugs, for the next 12 months, we expect to spend approximately $14 to $16 million on clinical development and research and development activities and approximately $5 to $6 million on general and administrative expenses. We cannot assure you these amounts will be sufficient to fund our operations over the course of the next two years and we may need to expend significantly greater amounts to accomplish our goals.

Research and Development Projects

RE-021. We plan to initiate a Phase 2 clinical trial of RE-021 in patients with FSGS in 2013, with reduction in proteinuria as the primary endpoint. We expect it will take at least three years to complete development and obtain FDA approval of RE-021 for any indication, and we may never obtain such approval. Currently, we anticipate that we will need to expend approximately an additional $5 to $6 million in development costs over the next 12 months and at least an aggregate of approximately $25 to $35 million before we receive FDA approval for RE-021 for treatment of patients with FSGS.

RE-024. We intend to develop RE-024 as a potential treatment for pantothenate kinase-associated neurodegeneration (PKAN). RE-024 is a preclinical investigational program. In vivo animal testing of these molecules is ongoing. In August 2013, we announced that we received positive survival results from interim preclinical tests for the treatment of PKAN. RE-024 is a replacement therapy for phosphopantothenate, the substrate that is missing in patients with PKAN. Tests were conducted on mice that were administered a PANK inhibitor to induce a PKAN-like phenotype.

We expect to initiate a human study for RE-024 in the first quarter of 2014. We expect that it will take an additional five to seven years to complete development and obtain FDA approval of RE-024, if ever. Currently, we anticipate that we will need to expend approximately an additional $3 to $4 million in development costs over the next 12 months and at least an aggregate of approximately $30 to $50 million until we receive FDA approval for RE-024 should we choose to continue development.

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

Results of Operations for the Three Month Period Ended June 30, 2013 compared to the Three Month Period Ended June 30, 2012

Operating Expenses

We had no revenues during the three month period ended June 30, 2013 and 2012.

Our operating expenses for the three month period ended June 30, 2013 were $5,099,902 compared to $4,739,692 for the three month period ended June 30, 2012 which represents an increase of $360,210. The expense increase was attributable to a decrease in our compensation and related costs in the amount of $1,040,812, a decrease in our professional fees in the amount of $1,361,197, offset by an increase in our selling, general and administrative costs in the amount of $2,762,219. Included in selling, general and administrative costs are settlement charges in the amount of $2,284,511.

Other Income (Expense)

Other income for the three month period ended June 30, 2013 was $51,389 compared to other expense of $20,487 for the three month period ended June 30, 2012 which represents an decrease of $71,876. The decrease was primarily attributable to gain from the change in fair value of derivative financial instruments of $56,041, a decrease in interest income of $5,979, an increase in loss on transactions denominated in foreign currencies of $4,657, offset by a decrease in interest expense of $26,471.

Results of Operations for the Six Month Period Ended June 30, 2013 compared to the Six Month Period Ended June 30, 2012

Operating Expenses

We had no revenues during the six month period ended June 30, 2013 and 2012.

Our operating expenses for the six month period ended June 30, 2013 were $7,350,386 compared to $8,298,146 for the six month period ended June 30, 2012 which represents a decrease of $947,760. The expense decrease was attributable to a decrease in our compensation and related costs in the amount of $1,765,356, a decrease in our professional fees in the amount of $2,377,049, offset by an increase in our selling, general and administrative costs in the amount of $3,094,645 and an increase in our technology license contingent fee in the amount of $100,000. Included in selling, general and administrative costs are settlement charges in the amount of $2,284,511.

Other Income (Expense)

Other expense for the six month period ended June 30, 2013 was $2,441,049 compared to $34,066 for the six month period ended June 30, 2012 which represents an increase of $2,406,983. The expense increase was primarily attributable to the expense from the change in fair value of derivative financial instruments of $2,395,618, a decrease in interest income of $9,727, an increase in loss on transactions denominated in foreign currencies of $3,873, offset by a decrease in interest expense of $2,235.

Costs and Expenses

Compensation and related costs include salaries, bonuses and benefits to Company executives and employees and vested incentive shares and options granted to members and employees.

Professional fees include vested incentive shares granted to consultants and direct transfers of shares to consultants by members; research and development fees for drug (RE-021 and RE-024), candidates for the treatment of FSGS and PKAN and evaluation of potential new technologies; legal expense related to licensing and production acquisition, employment and consulting agreements and general corporate work; consulting fees; accounting fees; and public and investor relations fees.

Selling, general and administrative include rent expense, depreciation and amortization, settlement charges, travel and entertainment, recruiting, insurance, business developments, advertising and other operating expenses.

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the foreseeable future. Therefore we will either need additional equity or debt financing, or by entering into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

Our continued operations will depend on whether we can successfully raise additional funds through equity and/or debt financing. Such additional funds may not become available on acceptable terms, if at all, and we cannot assure you that any additional funding we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2013, we had raised approximately $13.5 million through capital contributions and notes payable from Retrophin shareholders and related parties.

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

Since our inception in 2011, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. As of June 30, 2013 and December 31, 2012, our stockholders’ deficit was $8,457,398 and $3,407,815, respectively. Our net loss for the six month period ended June 30, 2013 was $9,791,435 compared to $8,332,212 for the six month period ended June 30, 2012. Net cash used in operating activities was $6,786,982 for the six month period ended June 30, 2013 compared to $1,617,555 for the six month period ended June 30, 2012. Operations since inception have been funded entirely with the proceeds from equity and debt financings. As of June 30, 2013, we had cash equivalents of $286,514. On August 15, 2013, we sold an aggregate of 5,536,957 shares of common stock at $4.50 per share in a private placement for an aggregate purchase price of $25,000,000 in cash, and warrants to purchase up to an aggregate of 2,768,476 shares of common stock with an exercise price of $6.00 per share underlying each warrant. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

On August 14, 2013, the Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013, entered into the first amendment to the registration rights agreement (the “Amended Registration Rights Agreement”) associated with that transaction. The Amended Registration Rights Agreement provides, among other things, for (i) a waiver of any and all liquidated damages that the Company incurred for its inability to cause the a registration statement to be declared effective within certain contractually defined time-frames stipulated in the original agreement; (ii) a commitment on the part of the investors in the February private placement to participate in a private placement transaction that the Company completed on August 15, 2013,  and (iii) a covenant on the part of the Company to proceed with the sale of shares that were issued under the August 15, 2013 private placement transaction.  In exchange, the Company paid an aggregate fee to these investors of $2,495,256 consisting of (i) 73,710 shares of the Company’s common stock with an aggregate fair value of $331,695 (based on the selling price of $4.50 per share in the August financing transaction ); (ii) cash in the amount of $1,835,000 (Note 13); and (iii) warrants to purchase 98,756 shares of common stock with a fair value of $328,561.  The investors were also given the option to purchase shares of the Company’s common stock at $4.50 as a use of the cash portion of the payment arrangement.  Accordingly, $946,196 of the cash portion of the fee was settled in cash and the remainder was settled by the issuance of 197,512, shares.  Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. This payment was settled entirely by the issuance of 20,685 shares of the Company’s common stock at a value of $5.00 per share.

On August 16, 2013, the Company announced that it had signed an agreement with a major pharmaceutical company for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of Autism and Schizophrenia. Pursuant to the exclusivity agreement, the Company paid the major pharmaceutical company a non-refundable upfront fee and will have an exclusive period of 120 days to negotiate a license agreement (see Note 13).

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became parties to a series of agreements to settle up to $2,286,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company paid $593,111 of these settlements in the second quarter on behalf of the related party and had outstanding liabilities of $1,691,400 as of June 30, 2013, which is entirely past due as of the date of this filing. The counter parties to these agreements reserve the right to demand payment at any time. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock to one of the counter parties as a separate component of one of these agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the second quarter ended June 30, 2013. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary (see Note 9).

On August 29, 2013, the Company entered into an additional settlement agreement for $300,000 due following execution of the agreement. As of the date of this filing, this settlement has been paid (see Note 13).

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows from Operating Activities

Operating activities used approximately $6,786,982 of cash during the six month period ended June 30, 2013 compared $1,617,555 for the six month period ended June 30, 2012. The increase of $5,169,427 was the result of a decrease in non-cash charges of $3,843,070 and a net change in operating assets and liabilities of $132,868, offset by an increase in net loss of $1,459,225.

Cash Flows from Investing Activities

Cash used in investing activities for the six month period ended June 30, 2013 was $1,315,393, compared to $1,279,961 for the six month period ended June 30, 2012. The increase of $35,432 was primarily the result of repayment of a technology license liability of $1,300,000 offset by a decrease in the purchase of intangible assets of $1,077,271 and a decrease in a related party note receivable of $193,500

Cash Flows from Financing Activities

For six month period ended June 30, 2013, cash provided by financing activities was $8,377,501, compared to $2,918,879 during the six month period ended June 30, 2012. The increase of $5,458,622 was primarily a result of an increase of $7,230,350 in proceeds received from the private sale of our equity securities, offset by a decrease in activities associated with related party notes payable of $1,736,728.

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

The Company concurrently entered into a registration rights agreement requiring it to file a registration statement on Form S-1 within 30 days of the closing date of the transaction and cause such registration statement to be declared effective within 60 days thereafter. The registration rights agreement provides for the payment of certain liquidated damages at the rate of 2% of the gross proceeds per month for each in which the Company is not in compliance with the agreement, not exceeding 10% of gross proceeds in the aggregate. As described elsewhere herein, the Company is not in compliance with the registration payment arrangement and therefore recorded $360,000 as registration payment obligation.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2013 and June 30, 2012, the Company does not have a liability for unrecognized tax uncertainties.

Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of and for the six month periods ended June 30, 2013 and June 30, 2012, we had no accrued interest or penalties related to uncertain tax positions.

Registration Payment Arrangement

The Company accounted for registration rights agreements in accordance with ASC 825-20, “Registration Payment Arrangements.” ASC 825-20 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20 “Loss Contingencies”.

Net loss per share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by FASB ASC 260, Earnings Per Share.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Updated (“ASU”) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Amount at the Reporting Date is Fixed”). The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount the entity has (a) contractually agreed to pay, and  (b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company early adopted this guidance in the second quarter of 2013.

Except as noted above, the Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or operations.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company agreed to use its reasonable efforts to have the Registration Statement declared effective within 60 days after the date of the Registration Rights Agreement (or, in the event of a “full review” by the SEC, within 90 days after the date of the Registration Rights Agreement). The Company also agreed to use reasonable efforts to maintain the effectiveness of the Registration Statement until all of the securities covered by the Registration Statement have or may be sold by investors under Rule 144 of the Securities Act, without volume or manner-of-sale restrictions.

The Registration Rights Agreement provided that in the event the Registration Statement has not been filed or declared effective within the prescribed time period or if the Company failed to maintain the effectiveness of the Registration Statement as required for specified time periods, the Company shall pay to the holders of registrable securities, on the date of each such event and on each monthly anniversary thereof until the applicable event is cured, partial liquidated damages equal to 2.0% of the aggregate purchase price paid by such Purchaser in the Private Placement, up to a maximum of 10.0% of such aggregate purchase price. If the Company fails to pay any partial liquidated damages pursuant to this Section in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

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