Form 10-Q
period 2013-09-30
Retrophin, Inc.
filed 2013-11-13
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
 (Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of November 12, 2013 was 18,381,363.

RETROPHIN, INC. AND SUBSIDIARY
Form 10Q
September 30, 2013

Page No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through September 30, 2013	5
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the period from March 11, 2011 (inception) through September 30, 2013	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through September 30, 2013	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28
PART II – OTHER INFORMATION
Item 6. - Exhibits	29

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)

Assets

Current assets:
Cash	$13,409,825	$11,388
Marketable securities, available-for-sale	2,957,376	-
Prepaid expenses and other current assets	480,647	21,830
Total current assets	16,847,848

Property and equipment, net	38,437	23,790
Patents pending	23,793	18,093
Due from affiliate	-	137,547
Security deposits	177,547	-
Deposits on license agreements	2,250,000	-
Technology license, net	2,027,085	2,178,617
Total assets	$21,364,710	$2,358,047

Liabilities and Stockholders' Deficit

Current liabilities:
Technology license liability	$-	$1,300,000
Accounts payable	1,721,511	1,023,320
Accrued expenses	1,511,848	2,467,796
Settlements payable	1,691,400	-
Note payable - related party	-	884,764
Investors' deposits	-	100,000
Due to related parties	10,000	23,200
Derivative financial instruments, at estimated fair value - warrants	22,234,325	-

Total current liabilities	27,169,084	5,799,080

Stockholders' Deficit:
Preferred stock Series A $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 18,376,363 and 8,952,905 issued and outstanding, respectively	1,838	895
Additional paid-in capital	48,649,970	30,203,402
Deficit accumulated during the development stage	(54,301,348)	(33,612,112)
Accumulated other comprehensive income	(154,834)	-
Total stockholders' deficit	(5,804,374)	(3,407,815)
Total liabilities and stockholders' deficit	$21,364,710	$2,391,265

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					For the period from March 11, 2011 (inception) through September 30, 2013

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Operating expenses:
Compensation and related costs - inclusive of share base compensation $28,519, $4,780,383, $70,189, $7,724,150 and $17,808,002	$478,741	$5,068,707	$1,767,195	$8,371,481	$22,127,948
Professional fees - inclusive of share based compensation $1,640,501, $2,247,292, $1,849,745, $6,290,252 and $8,501,449	2,463,804	3,167,242	4,392,673	7,761,899	13,602,012
Research and development - inclusive of share based compensation $72,888, $0, $109,571, $0 and $109,571	1,399,875	110,656	2,113,813	286,889	3,008,326
Selling, general and administrative	812,066	113,140	4,131,193	337,622	5,487,301
Technology license fee	-	-	100,000	-	1,800,000
Total operating expenses	5,154,486	8,459,745	12,504,874	16,757,891	46,025,587

Operating loss	(5,154,486)	(8,459,745)	(12,504,874)	(16,757,891)	(46,025,587)

Other income (expense):
Interest income	4	6,049	9	15,781	21,914
Interest expense	-	(26,761)	(41,563)	(70,559)	(147,480)
Registration payment obligation income	360,000	-	360,000	-	360,000
Registration payment obligation expense	(360,000)	-	(360,000)	-	(360,000)
Realized gain on sale of marketable securities	59,737	-	59,737	-	59,737
Change in fair value of derivative financial instruments - warrants	(5,803,054)	-	(8,198,672)	-	(8,198,672)
Loss on transactions denominated in foreign currencies	-	-	(3,873)	-	(11,260)
Total other expense, net	(5,743,313)	(20,712)	(8,184,362)	(54,778)	(8,275,761)

Net loss	$(10,897,799)	$(8,480,457)	$(20,689,236)	$(16,812,669)	$(54,301,348)

Net loss per common share, basic and diluted	$(0.71)	$(2.42)	$(1.62)	$(5.55)

Weighted average common shares outstanding, basic and diluted	15,365,631	3,510,415	12,797,714	3,027,468

Comprehensive Loss:

Net loss	$(10,897,799)	$(8,480,457)	$(20,689,236)	$(16,812,669)	$(54,301,348)

Unrealized loss on marketable securities	(154,834)	-	(154,834)	-	(154,834)

Comprehensive Loss	$(11,052,633)	$(8,480,457)	$(20,844,070)	$(16,812,669)	$(54,456,182)

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM MARCH 11, 2011 (INCEPTION) THROUGH SEPTEMBER 30, 2013

	Common stock		Additional paid	Receivables due	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	in capital	from stockholder	loss	deficit	deficit

Balance - March 11, 2011 (inception)	-	$-	$-	$	$-	$-	$-
Issuance of common shares	1,608,300	161	24,839	(25,000)	-	-	-
Issuance of common shares to founders inconnection with the initial capital contribution	50,000	5	95	-	-	-	100
Incentive shares granted- employees	1,758,300	176	(176)	-	-	-	-
Incentive shares granted- non employees	381,000	38	(38)	-	-	-	-
Incentive shares forfeited - employees	(45,835)	(5)	5	-	-	-	-
Share based compensation - employees	-	-	1,724,967	-	-	-	1,724,967
Share based compensation - non employees	-	-	254,332	-	-	-	254,332
Issuance of shares in connection with March 2011 private placement, net of fess of $66,061	253,750	25	658,914	-	-	-	658,939
Issuance of Series A preferred in connection with March 2011 private placement, net of feees of $1,367, recapitalization to common stock	36,750	4	103,629	-	-	-	103,633
Loan made to stockholder	-	-	-	(10,000)	-	-	(10,000)
Net loss	-	-	-	-	-	(3,268,256)	(3,268,256)
Balance - December 31, 2011	4,042,265	404	2,766,567	(35,000)	-	(3,268,256)	(536,285)

Prior Issuance of Series A preferred in connection with January 2012 private placement, net of feees of $61,677, exchanged to common stock	326,963	33	1,806,644	-	-	-	1,806,677
Prior Issuance of Series A preferred in connection with May 2012 private placement, net of feees of $12,275, exchanged to common stock	470,764	47	1,668,979	-	-	-	1,669,026
Shares transferred to consultants by founder for services	-	-	4,400,000	-	-	-	4,400,000
Shares transferred to employees by founders for services	-	-	1,375,000		-		1,375,000
Shares issued in accordance with license agreement	620,000	62	1,549,938	-	-	-	1,550,000
Shares outstanding at time of reverse merger date December 12, 2012	2,585,583	259	1,142	-	-	-	1,401
Incentive shares granted- employees	866,180	86	(86)	-	-	-	-
Incentive shares granted - non employees	87,503	9	(9)	-	-	-	-
Incentive shares forfeited - employees	(46,353)	(5)	5	-	-	-	-
Share based compensation - employees	-	-	14,637,850	-	-	-	14,637,850
Share based compensation - non employees	-	-	1,997,372	-	-	-	1,997,372
Receivable due from stockholder charged to compensation	-	-	-	407,900	-	-	407,900
Loan made to stockholder	-	-	-	(372,900)	-	-	(372,900)
Net loss	-	-	-	-	-	(30,343,856)	(30,343,856)
Balance - December 31, 2012	8,952,905	895	30,203,402	-	-	(33,612,112)	(3,407,815)

Incentive shares granted - employees (unaudited)	135,000	14	(14)	-	-	-	-
Share based compensation - consultants (unaudited)	194,000	19	1,282,201	-	-	-	1,282,220
Share based compensation - employees (unaudited)	-	-	179,760	-	-	-	179,760
Share based compensation - non employees (unaudited)	-	-	567,525	-	-	-	567,525
Incentive shares forfeited - employees (unaudited)	(20,833)	(2)	2	-	-	-	-
Incentive shares forfeited - non employees (unaudited)	(37,500)	(4)	4	-	-	-	-
Issuance of common stock in connection with January 2013 private placement at $3.00 per share, net of fees of $0 (unaudited)	272,221	27	816,637	-	-	-	816,664
Issuance of common stock in connection with February 2013 private placement at $3.00 per share, net of fees of $678,986 and registration payment obligation of $360,000 (unaudited)	3,045,929	305	3,592,891	-	-	-	3,593,196
Issuance of common stock in connection with August 2013 private placement at $4.50 per share, net of fees of $2,811,313 and payment made to February investors for inducement to participate in August financing of $2,238,681 (unaudited)	5,531,401	553	10,639,270	-	-	-	10,639,823
Issuance of common stock in connection with payment made to February investors for inducement to participate in August financing, 271,222 shares at $4.50 per share and 20,685 shares at $5.00 per share (unaudited)	291,907	29	1,323,894	-	-	-	1,323,923
Shares issued on behalf of related party	6,000	1	44,399	-	-	-	44,400
Adjustment to existing shareholder (unaudited)	5,333	1	(1)	-	-	-	-
Unrealized loss on marketable securities	-	-	-	-	(154,834)	-	(154,834)
Net loss (unaudited)	-	-	-	-	-	(20,689,236)	(20,689,236)
Balance - September 30, 2013 (unaudited)	18,376,363	$1,838	$48,649,970	$-	$(154,834)	(54,301,348)	$(5,804,374)

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,		For the period from March 11, 2011 (inception) through
	2013	2012	September 30, 2013
Cash Flows From Operating Activities:
Net loss	$(20,689,236)	$(16,812,669)	$(54,301,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,128	73,417	284,368
Gain on securities availabe for sale	(59,737)	-	(59,737)
Compensation in lieu of receivable	-	-	407,900
Share based compensation - consultants	1,282,220	-	1,282,220
Share based compensation - employees	179,760	7,724,150	17,917,577
Share based compensation - non-employees	567,525	6,290,252	7,219,229
Registration payment obligation expense	360,000	-	360,000
Reversal of registration payment obligation liability	(360,000)	-	(360,000)
Share based payment - Technology license contingent fee	-	-	1,550,000
Change in estimated fair value of derivative financial instruments - warrants	8,198,672	-	8,198,672
Changes in operating assets and liabilities:			-
Prepaid expenses	(458,817)	(30,431)	(480,647)
Other assets	-	(8,781)	-
Technology license fees	-	-	150,000
Settlement payable	1,691,400	-	1,691,400
Accounts payable and accrued expenses	(313,357)	675,251	3,175,438
Net cash used in operating activities	(9,442,442)	(2,088,811)	(12,964,928)

Cash Flows From Investing Activities:
Purchase of fixed assets	(22,243)	(8,471)	(49,889)
Purchase of intangible assets	(5,700)	(1,158,418)	(1,173,793)
Payments for security deposits for exclusivity of certain licenses	(2,250,000)	-	(2,250,000)
Increase in security deposit	(40,000)	-	(40,000)
Repayment of technology license liability	(1,300,000)	-	(1,300,000)
Purchase of marketable securities, available-for-sale	(3,430,418)	-	(3,430,418)
Proceeds from the sale of marketable securities, available-for-sale	377,945	-	377,945
Cash received in merger transaction	-	-	3,721
Due from related parties	-	(2,800)	-
Payments made on behalf of affiliate	-	-	(137,547)
Loans made to stockholder	-	(399,329)	(382,900)
Net cash used in investing activities	(6,670,416)	(1,569,018)	(8,382,881)

Cash Flows From Financing Activities:
Proceeds from related parties	-	-	56,500
Repayment of net amounts due to related parties	(13,200)	(30,000)	(46,500)
Proceeds from note payable - related party	-	930,000	930,000
Repayment of note payable - related party	(884,764)	(15,236)	(930,000)
Investors' deposits	-	-	100,000
Proceeds received from issuance of common stock, net	31,355,455	2,765,201	35,593,830
Payment to investors participated in August 2013 financing	(946,196)	-	(946,196)
Net cash provided by financing activities	29,511,295	3,649,965	34,757,634

Net increase in cash	13,398,437	(7,864)	13,409,825
Cash, beginning of period	11,388	10,053	-

Cash, end of period	$13,409,825	$2,189	$13,409,825

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$28,263	$9,764	$43,027
Non-cash investing and financing activities:
Unrealized loss on marketable securities	$(154,834)	$-	$(154,834)
Forfeiture of subscription receivable	$-	$-	$25,000
Reclassification of due from related parties	$-	$500	$-
Technology license liability	$-	$1,300,000	$-
Shares issued on behalf of related party	$44,400	$-	$44,400
Affiliate receivable applied to security deposit	$137,547	$-	$137,547

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 (the “2012 10-K/A”) filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2013. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.  The December 31, 2012 balance sheet information was derived from the audited financial statements as of that date.

NOTE 3.  LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT PLANS

The Company incurred a net loss of approximately $54 million, including stock-based compensation charge of approximately $26 million for the period from March 11, 2011 (inception) to September 30, 2013.  At September 30, 2013, the Company had a cash balance of approximately $13,500,000 and a working capital deficit of approximately $10 million; however, the working capital deficit includes a derivative liability of approximately $22.2 million for warrants issued in financing transactions. The Company’s accumulated deficit amounted to approximately $54 million at September 30, 2013.

The Company has principally financed its operations from inception using proceeds from sales of its equity securities in a series of private placement transactions (see Note 11). The Company to date has no revenues, significantly limited capital resources and is subject to all of the risks and uncertainties that are typical of a development stage enterprise. Significant uncertainties include, among others, whether it will be able to raise the additional capital it needs to finance the start of its planned operations and whether such operations, if launched, will enable the Company to become a profitable enterprise.

On August 14, 2013, the Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013, entered into the first amendment to the registration rights agreement (the “Amended Registration Rights Agreement”) associated with that transaction. The Amended Registration Rights Agreement provides, among other things, for (i) a waiver of any and all liquidated damages that the Company incurred for its inability to cause the a registration statement to be declared effective within certain contractually defined time-frames stipulated in the original agreement; (ii) a commitment on the part of the investors in the February private placement to participate in a private placement transaction that the Company completed on August 15, 2013, and (iii) a covenant on the part of the Company to proceed with the sale of shares that were issued under the August 15, 2013 private placement transaction.  In exchange, the Company paid an aggregate fee to these investors of $2,495,256 consisting of (i) 73,710 shares of the Company’s common stock with an aggregate fair value of $331,695 (based on the selling price of $4.50 per share in the August financing transaction); (ii) cash in the amount of $1,835,000; and (iii) warrants to purchase 98,756 shares of common stock with a fair value of $328,561. The investors were also given the option to purchase shares of the Company’s common stock at $4.50 as a use of the cash portion of the payment arrangement.  Accordingly, $946,196 of the cash portion of the fee was settled in cash and the remainder was settled by the issuance of 197,512, shares. Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. This payment was settled entirely by the issuance of 20,685 shares of the Company’s common stock at a value of $5.00 per share (see Note 11)

On August 16, 2013, the Company announced that it had signed an agreement with a major pharmaceutical company for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of Autism and Schizophrenia. Pursuant to the exclusivity agreement, the Company paid the major pharmaceutical company a non-refundable upfront fee of $2 million and will have an exclusive period of 120 days to negotiate a license agreement (see Note 13). The Company is in active negotiations to consummate a license agreement. If a definitive license agreement is consummated, the Company will apply the upfront fee to the license and will make a determination as to whether it should be treated as an asset or research and development expense. If no definitive agreement is consummated, the upfront fee will be expensed.

On September 20, 2013, the Company signed an agreement with an individual for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of central nervous system disorders. Pursuant to the exclusivity agreement, the Company paid the individual a non-refundable upfront fee of $250,000 and will have an exclusive period ending on December 31, 2013 (see Note 13). The Company is in active negotiations to consummate a license agreement. If a definitive license agreement is consummated, the Company will apply the upfront fee to the license and will make a determination as to whether it should be treated as an asset or research and development expense. If no definitive agreement is consummated, the upfront fee will be expensed.

Effective October 1, 2013, the Company signed a Sponsored Research Agreement (“SRA”) with St. Jude Children’s Research Hospital (“St. Jude”). Unless otherwise terminated by operation of law or by acts of the parties in accordance with the terms of the agreement, the SRA shall be in full force and effect for a period of two (2) years and shall expire on October 1, 2015. The term may be extended by written agreement between the parties. The Company and St. Jude will collaborate on research focused on the study of PKAN disease and other infectious diseases (see Note 13 and Note 14).

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became parties to a series of agreements to settle up to $2,284,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company paid $593,111 of these settlements in the second quarter on behalf of the related party and had outstanding liabilities of $1,691,400 as of September 30, 2013, which the Company paid as of the date of this filing. Concurrent with the execution and payment of such settlement agreements, the Company entered into indemnification agreements and received promissory notes from the related party whereby the related party agreed to pay the Company the principal amount of $2,284,511 plus interest at an annualized rate of 5% as reimbursement of payments that the Company made to settle a portion of the agreements. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock to one of the counter parties as a separate component of one of these agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the third quarter ended September 30, 2013. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary (see Note 10).

In addition, on August 29, 2013, the Company entered into and paid an additional settlement agreement for $300,000.

On September 18, 2013, the Company made a proposal to the board of directors of Transcept Pharmaceuticals, Inc. (“Transcept”) to acquire all of the outstanding shares of Transcept’s common stock for $4.00 per share in cash. The proposal has been rejected by Transcept’s board of directors. The Company has invested approximately $3 million and acquired approximately 4.96% of the outstanding common stock of Transcept as part of the proposal process. If Transcept accepts the Company’s proposal to acquire all of its outstanding shares of common stock, the Company will need to obtain additional equity or debt financing to consummate the acquisition and consolidation (see Note 14).

Management believes the Company’s ability to continue its operations depends on its ability to raise capital. The Company’s future depends on the costs, timing, and outcome of regulatory reviews of its product candidates and the costs of commercialization activities, including product marketing, sales and distribution.  During the first quarter of 2013, the Company raised an aggregate of approximately $9.95 million in certain private placement transactions. During the third quarter of 2013, the Company raised an additional $24.92 million in aggregate proceeds in connection with a private placement transaction. The Company expects to continue to finance its cash needs through additional private equity offerings and debt financings, corporate collaboration and licensing arrangements and grants from patient advocacy groups, foundations and government agencies. Although management believes that the Company has access to capital resources, there are no commitments for financing in place at this time, nor can management provide any assurance that such financing will be available on commercially acceptable terms, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows:

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Cash

For purposes of the statement of cash flows, the Company considers cash instruments with maturities of less than three months when purchased to be cash equivalents.  There are no cash equivalents as of the balance sheet dates.

Marketable Securities

The Company accounts for marketable securities held as “available-for-sale” pursuant to ASC 320 Investments — Debt and Equity Securities (“ASC 320”). The Company classifies these investments as current assets and carry them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income. Realized gains or losses on marketable security transactions are reported in earnings and computed using the specific identification of cost basis. Marketable securities are maintained at one financial institution and are governed by the Company’s investment policy as approved by our Board of Directors. Fair values of marketable securities are based on quoted market prices. Valuation of marketable securities are further describe in Note 5.

The Company’s current investment policy generally limit security investments for purposes of strategic acquisitions. Based on the liquidity position of the Company, the CEO and CFO are authorized to make various investment transaction decisions for prudent investment of the Company’s excess funds. The ability to conduct investments is limited to the CEO and CFO. The current policy limit marketable securities investments with a maturity, credit quality, and concentration that is authorized only by the CEO and CFO.

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

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of consulting costs, contract research and development costs, and compensation costs. For the three and nine months ended September 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through September 30, 2013, the Company recognized $1,399,875, $110,656, $2,113,813, $286,889, and $3,008,326, respectively, of research and development costs.

Patents

The Company capitalized external cost, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent applications pending.  The Company expense cost associated with maintaining and defending patents subsequent to their issuance in the period incurred. The Company amortizes patent cost once issued on a straight-line basis over the estimate useful lives of the patents. The Company assess the potential impairment to all capitalized patent cost when events or changes in circumstances indicate that the carrying amount of our patent may not be recoverable. The Company accounts for patent costs in accordance with ASC Topic 350, “Goodwill and Other Intangible Assets” (“ASC 350”) and ASC Topic 805, “Business Combinations” (“ASC 805”).

Basic and diluted Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

An aggregate of 4,462,426 and 0 warrants were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012 because their inclusion would have an anti-dilutive effect for the periods presented.

An aggregate of 210,000 and 0 stock options were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012 because they would have an anti-dilutive effect for the periods presented.

An aggregate of 211,073 and 927,310 incentive shares were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012 because they were contingent shares subject to recall.

Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company calculates the fair value of the financial instruments using a probability-weighted Black-Scholes option pricing model, which is comparable to the Binomial Lattice options pricing model at inception and on each subsequent valuation date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period (see Note 6 and Note 7).

Joint and Several Liability Assessment

The Company measures obligations resulting from joint and several liability arrangements as the sum of the amount that the Company has a) contractually agreed to pay, and b) any additional amounts that the Company expects to pay on behalf of its co-obligors.

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

In estimating the fair value of the Company’s marketable securities available-for-sale, the Company used quoted prices in active markets (see Note 5 and Note 7).

In estimating the fair value of the Company’s derivative liabilities, the Company used a probability-weighted Black-Scholes option pricing model (see Note 6 and Note 7).

Financial assets with carrying values approximating fair value include cash as well as marketable securities, deposits on license agreements, prepaid expenses and other current assets. Financial liabilities with carrying values approximating fair value include accounts payable and accrued expenses.

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

Reclassifications

Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Updated (“ASU”) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Amount at the Reporting Date is Fixed”) (“ASU 2013-04”). The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount the entity has a) contractually agreed to pay, and b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company early adopted this guidance in the second quarter of 2013 (Note 3 and Note 10).

Except as noted above, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying consolidated financial statements.

NOTE 5.  MARKETABLE SECURITIES

The Company measures marketable securities on a recurring basis. Generally, the types of securities the Company invests in are traded on a market such as the NASDAQ Global Market, which the Company considers to be Level 1 inputs.

Marketable securities at September 30, 2013 consisted of the following:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Marketable securities available-for-sale:	$3,112,210	$-	$154,834	$2,957,376

The Company’s marketable securities is comprised entirely of the common stock of Transcept.

NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with ASC Topic 815-40, “Derivative and Hedging – Contracts in Entity’s Own Equity” (“ASC Topic 815-40”), instruments which do not have fixed settlement provisions are deemed to be derivative instruments. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the warrants issued in connection with the sale of the common stock during the period ended September 30, 2013 that do not have fixed settlement provisions, are not indexed to Company’s own stock. The fair value of the warrants are classified as derivative liabilities due to a ratchet provision that allows for a favorable adjustment to the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect.

The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s results of operations.  The Company recorded a loss on a change in the estimated fair value of warrants of $5,803,054 and $8,198,672 for the three and nine months ended September 30, 2013, respectively.

The Company calculated the fair value of the warrants using a probability-weighted Black-Scholes option pricing model which is comparable to the Binomial Lattice pricing model.  The assumptions used at the date of issuance and at September 30, 2013 are noted in the following table:

	As of
	Date of issuance February 14, 2013	Date of issuance August 14, 2013	Date of issuance August 15, 2013	September 30, 2013
Fair market price of common stock	$3.75	$4.50	$4.50	$6.50
Contractual term	5 years	5 years	5 years	4.38 – 4.87 years
Risk-free interest rate	0.86%	1.48%	1.48%	1.41%
Expected volatility	101%	106%	106%	96%-102%

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

NOTE 7.  FAIR VALUE MEASUREMENTS

The following table presents the Company’s asset and liability that is measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2013:

		Fair Value Measurements at September 30, 2013
	Total carrying value at September 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$2,957,376	$2,957,376	$-	$-

Liability:
Derivative liability related to warrants	$22,248,040	$-	$-	$22,248,040

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 liability for the nine months ended September 30, 2013:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2013	$-
Issuance of common stock warrants:
February 14, 2013	4,505,605
August 14, 2013	328,561
August 15, 2013	9,201,487
Total value upon issuance	14,035,653
Change in fair value of common stock warrant liability	8,198,672
Balance at September 30, 2013	$22,234,325

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

NOTE 8.   LICENSE AGREEMENT

On February 16, 2012 the Company entered into an agreement pursuant to which a biotech company (the “Sublicensor”) with license rights to certain drug technologies agreed to grant us a worldwide sublicense for the development, manufacture and commercialization of a drug technology which is referred to as DARA, which is an Angiotesin Receptor Blocker (“ARB”) and Endothelin Receptor Antagonist (“ERA”) which the Company is initially using in connection with the treatment of focal segmental glomerulosclerosis (“FSGS”) and which we refer to as RE-021. The sublicense agreement also enables the Company to sell the licensed technology as a research product or sublicense the technology to other third parties as potential sources of revenue. Under the license agreement, Sublicensor is obligated to transfer to the Company certain information, records, regulatory filings, materials and inventory controlled by Sublicensor and relating to or useful for developing RE-021. The Company must use commercially reasonable efforts to develop and commercialize RE-021 in specified major market countries and other countries in which the Company believes it is commercially reasonable to develop and commercialize such products. The agreement shall continue until neither party has any obligations under the agreement to make payments to the other party.

In accordance with the agreement as amended most recently as of January 7, 2013, the Company made two non-refundable payments totaling $2,550,000, the first payment of $1,150,000 made upon execution and the second payment of $1,400,000 was made in February 2013, which includes a $250,000 fee payable to the sublicensee in exchange for extended due date of this payment from October 1, 2012 to February 2013. As of September 30, 2013, the Company has recognized $2,300,000 for the cost of the License Agreement which is presented in the accompanying condensed consolidated balance sheet as an intangible asset that is being amortized on a straight-line basis over the term of the License Agreement which expires on September 30, 2023.  The $250,000 of extension fees were expensed to operations in February 2013. In addition, the Company issued 620,000 common shares to Ligand valued at $1,550,000 as a result of the merger transaction, the amount of which was expensed to operations in December 2012. For the three and nine months ended September 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through September 30, 2013, the Company recognized amortization expense of the license related to this agreement of $51,065, $34,885, $151,531, $71,466, and $272,914 respectively.

The Company’s sublicense agreement with Ligand specifically provides rights for the global development, manufacture, and commercial utilization of certain compounds, for any and all medical applications.  The Company purchased this license in a bargained exchange transaction that was conducted at arm’s length with an unrelated party. ASC 305 states that “Intangible assets that are acquired individually or with a group of assets in a transaction other than a business combination or an acquisition by a not-for-profit entity may meet asset recognition criteria in FASB Concepts Statement No. 5, Recognition and Measurement in Financial Statements of Business Enterprises.”

The sublicense agreement provides broad and exclusive rights to use a technology based intangible that is a legally protected, separable, and has a stand-alone value independent of the Company or any other holder. The Company specifically considered the nature of the license, the rights to its use and whether the license itself meets the legal contractual and/or separability criterion described in under ASC 805 “Business Combinations.”

The specific technology licensed under this agreement is known as DARA. This technology is fully developed, protected by issued patents and pending patent applications; the technology is the product of a long-term development effort that cannot be replicated.  The DARA technology embodies unique know-how, including all biological, chemical, pharmacological toxicological, clinical, manufacturing assay and related data. This technology is also not generally known.  Under ASC 805, intangible assets whose future economic benefits are legally protected are deemed to have met the legal contractual criteria and would therefore be accounted for as a separately identifiable intangible asset.

In addition to the above, the technology has a stand-alone value that makes it capable of being separated or divided from the Company or any other acquirer. The technology can be sold, transferred, licensed, rented, or exchanged either individually or together with a related contract, identifiable asset, or liability. The Company believes that the purchase of the license and the fact that the Company or any other market participant in possession of this license or a similar type of license would be able to sell, license, or otherwise exchange this technology for something else of value, provides evidence of its separability.

Further, the licensed technology could have use in other stand-alone broad applications outside of the initial intended use for FSGS, including hypertension and other nephrotic conditions. In connection with the acquired rights, the Company also acquired the right to enter into future sublicense agreements and has the right to transfer/sell this right to other third parties. Accordingly, the right to enter into sublicense agreements could be divided from other assets and independently sold. Consequently, this right meets the separability criterion specified in ASC 805-20-55-3 (e.g. it is an acquired intangible asset that is capable of being licensed).

NOTE 9.  NOTES PAYABLE

Note Payable - related party

On February 1, 2012, the Company entered into a secured promissory note with a related party in the amount of $900,000, with an interest rate of 12% per annum, compounded monthly.  The outstanding principal and interest balance of this note was fully repaid during the first quarter of 2013.

Total interest expense recognized for the three and nine months ended September 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through September 30, 2013 amounted to $0, $26,761, $19,733, $70,559 and $147,480, respectively.

NOTE 10.  RELATED PARTY TRANSACTIONS

On December 8, 2011, the Company received advances of funds aggregating $8,500 from entities related through common ownership. Such advances were repaid during the first quarter of 2013.

In August 2012, the Company paid a security deposit on behalf of an affiliate of $137,547 in connection with a building lease entered into by such affiliate.  The Company assumed the lease from its affiliate in April 2013, whereby the security deposit was assigned to the Company. The Company leases approximately 4,216 square feet of office space for approximately $275,000 annual base rent plus rent escalations, common area maintenance, insurance, and real estate taxes, under a lease agreement expiring August 2016.

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party, which is a former investor in the Company that was previously managed by the Company’s Chief Executive officer, became party to a series of agreements to settle up to $2,284,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company and the related party have entered into indemnification agreements whereby the related party has agreed to defend and hold the Company harmless against all such obligations and amounts, whether paid or unpaid, arising from these agreements. Notwithstanding the indemnification, the Company recorded a $2,284,511 charge to operations during the quarter ended September 30, 2013 that was offset by a corresponding liability of $1,691,400 for the difference between (a) the aggregate amount of all such settlements, and (b) $593,111 of cash and non-cash consideration that the Company paid to immediately settle a portion of the agreement on behalf of the related party. The $1,691,400 is entirely paid as of the date of this filing. In addition, the Chief Executive Officer also agreed to provide one of the counter parties with 47,128 shares of his common stock in the Company as a separate component of one of the these settlement agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the third quarter ended September 30, 2013. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary.

Concurrent with the execution of such settlement agreements, the Company received promissory notes from the related party whereby the related party agreed to pay the Company the principal amount of $593,111 plus interest at an annualized rate of 5% as reimbursement of the payments that the Company made to settle a portion of the agreements.

In October 2013, the Company paid $1,655,000 in cash and 5,000 shares of common stock valued at $36,400 to settle agreements on behalf of a related party. Upon payment, the Company and the related party entered into promissory notes whereby the related party agreed to pay the Company the principal amount of $1,691,400 plus interest at an annualized rate of 5% as reimbursement of payments that the Company made to settle a portion of the agreements.

The Company applied the accounting guidance provided in ASU 2013-04. The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount that the entity has a) contractually agreed to pay, and b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company has recorded the full amount of the settlements as a charge to its operations due to uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary. Any amounts that the Company may recover under the note due from the related party or under the terms of the indemnification agreement, if in fact any amounts are recovered at all, would be characterized as a capital contribution at the date such payments are received.

On August 15, 2013, the Company closed a private placement and sold 5,531,401 shares of the Company’s common stock, at a purchase price of $4.50 per share, or $24,891,303 in the aggregate, and warrants to purchase up to an aggregate of 2,765,701 shares of common stock with an exercise price of $6.00 per share underlying each warrant. Members of the Company’s management purchased an aggregate of 10,522 shares of common stock and warrants to purchase up to an aggregate of 5,261 shares of common stock in such private placement. The Warrants are deemed to be derivative instruments due to a ratchet provision that adjusts the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect. The issuance of the shares of common stock in such private placement was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

On February 14, 2013, the Company closed a private placement (the “February Private Placement”) of 3,045,929 shares of common stock, at a purchase price of $3.00 per share, or $9,137,787 in the aggregate, and warrants (the “Warrants”) to purchase up to an aggregate of 1,597,969 shares of common stock with an exercise price of $3.60 per such share underlying any Warrant. The Warrants are deemed to be derivative instruments due to a ratchet provision that adjusts the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect. Upon issuance of the warrants, the Company recorded a liability of $4,505,605 to derivative financial instruments in its balance sheet. The issuance of such shares of common stock was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 15, 2013, the Company closed a private placement and sold 5,531,401 shares of the Company’s common stock, at a purchase price of $4.50 per share, or $24,891,303 in the aggregate, and warrants to purchase up to an aggregate of 2,765,701 shares of common stock with an exercise price of $6.00 per share underlying each warrant. The Warrants are deemed to be derivative instruments due to a ratchet provision that adjusts the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect. Upon issuance of the warrants, the Company recorded a liability of $9,201,487 to derivative financial instruments in its balance sheet. The issuance of the shares of common stock in such private placement was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

February Registration Rights Agreement

On February 14, 2013, in connection with the closing of the February Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers in the February Private Placement (the “Purchasers”), which sets forth the rights of the Purchasers to have their shares of common stock purchased in the February Private Placement and shares of common stock issuable upon exercise of the Warrants registered with the SEC for public resale.

Pursuant to the Registration Rights Agreement, the Company was required to file a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC within 30 days of the date of the Registration Rights Agreement registering the total number of shares of common stock purchased in the February Private Placement and shares of common stock issuable upon exercise of the Warrants. The Company further agreed to use its reasonable efforts to have the Registration Statement declared effective within 60 days after the date of the Registration Rights Agreement (or, in the event of a “full review” by the SEC, within 90 days after the date of the Registration Rights Agreement). The Company has also agreed to use reasonable efforts to maintain the effectiveness of the Registration Statement until all of the securities covered by the Registration Statement have or may be sold by investors under Rule 144 of the Securities Act, without volume or manner-of-sale restrictions.

The Registration Rights Agreement provided that in the event the Registration Statement was not filed or declared effective within the prescribed time period or if the Company failed to maintain the effectiveness of the Registration Statement as required for specified time periods, the Company shall pay to the holders of registrable securities, on the date of each such event and on each monthly anniversary thereof until the applicable event is cured, partial liquidated damages equal to 2.0% of the aggregate purchase price paid by such Purchaser in the February Private Placement, up to a maximum of 10.0% of such aggregate purchase price. If the Company fails to pay any partial liquidated damages pursuant to this Section in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

The Company determined, as of the date of the financing transaction, that it was probable that it would not be in a position to cause the registration statement to be declared effective within the contractually defined time period. Accordingly, the Company allocated approximately $360,000 of the proceeds to a registration payment arrangement liability on the date that the financing transaction closed, in accordance with the guidelines of ASC 825-20.  As described in Note 3, the Company and the investors who are parties to the registration payment arrangement entered into an the Amended Registration Rights Agreement which provides, among other things, for a waiver of the liquidated damages that the Company incurred under the original terms of the registration payment arrangement described herein. The Company recognized $360,000 as income upon the waiver of the liquidated damages.

First Amendment to the February Registration Rights Agreement

As described in Note 3, the Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013 entered into the Amended Registration Rights Agreement which provides, among other things, for (i) a waiver of any and all liquidated damages that the Company incurred for its inability to cause the a registration statement to be declared effective within certain contractually defined time-frames stipulated in the original agreement; (ii) a commitment on the part of the investors in the February private placement to participate in the private placement transaction that the Company completed on August 15, 2013; and (iii) a covenant on the part of the Company to proceed with the sale of shares that were issued in the August 15, 2013 private placement transaction.  In exchange, the Company paid an aggregate fee of $2,495,256 to these investors consisting of (i) 73,710 shares of the Company’s common stock with an aggregate fair value of $331,695 (based on the selling price of $4.50 per share in the August financing transaction); (ii) cash in the amount of $1,835,000; and (iii) warrants to purchase 98,756 shares of common stock with a fair value of $328,561 that were classified as derivative liability instruments. The investors were also given the option to purchase shares of the Company’s common stock at $4.50 per share as a use of the cash portion of the payment arrangement.  Accordingly, $946,196 of the cash portion of the fee was settled in cash and the remainder was settled by the issuance of 197,512, shares. Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. This payment was settled entirely by the issuance of 20,685 shares of the Company’s common stock at a value of $5.00 per share.

The Company recorded the aggregate amount of the payments made to the investors by to allocating approximately $360,000 to the waiver of the original registration payment obligation taken as a charge to operations and the remaining amount of $2,238,681 is treated as reduction of the proceeds received in the August financing transaction.

August Registration Rights Agreement

On August 15, 2013, in connection with the closing of the August 15, 2013 private placement (the “August Private Placement”), the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers in the August Private Placement (the “Purchasers”), which sets forth the rights of the Purchasers to have their shares of common stock purchased in the Private Placement and shares of common stock issuable upon exercise of the Warrants registered with the SEC for public resale.

Pursuant to the Registration Rights Agreement, the Company was required to file a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC within 30 days of the date of the Registration Rights Agreement registering the total number of shares of common stock purchased in the August Private Placement and shares of common stock issuable upon exercise of the Warrants. The Company further agreed to use its reasonable efforts to have the Registration Statement declared effective within 60 days after the date of the Registration Rights Agreement (or, in the event of a “full review” by the SEC, within 120 days after the date of the Registration Rights Agreement). The Company has also agreed to use reasonable efforts to maintain the effectiveness of the Registration Statement until all of the securities covered by the Registration Statement have or may be sold by investors under Rule 144 of the Securities Act, without volume or manner-of-sale restrictions.

The Registration Rights Agreement provided that in the event the Registration Statement was not filed or declared effective within the prescribed time period or if the Company failed to maintain the effectiveness of the Registration Statement as required for specified time periods, the Company shall pay to the holders of registrable securities, on the date of each such event and on each monthly anniversary thereof until the applicable event is cured, partial liquidated damages equal to 2.0% of the aggregate purchase price paid by such Purchaser in the August Private Placement, up to a maximum of 10.0% of such aggregate purchase price. If the Company fails to pay any partial liquidated damages pursuant to this Section in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

On September 13, 2013, the Company submitted the Registration Statement to the SEC on a confidential basis. The Company determined, as of the date of the financing transaction, that it was probable that it would be in a position to cause the registration statement to be declared effective within the contractually defined time period.

Stock Options

On May 13, 2013, the Company issued options (the “Options”) to purchase 120,000 shares of common stock in connection with an employment agreement with Horacio Plotkin, M.D. (the “Plotkin Employment Agreement”) pursuant to which Dr. Plotkin was appointed as Chief Medical Officer of the Company. The options vest quarterly in pro rata portions during the 3 years following the effective date of July 1, 2013. The Company valued these Options using the Black-Scholes options pricing model and the following assumption terms: risk-free interest rate of .83% (based on the US Treasury note yield), expected term (in years) of 5.81 (based on guidance provided in SAB 107 that allows the Company to use the simplified method for “plain vanilla” options for this calculation), expected volatility of 98.56% (based on historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected term of the options, as the Company does not have a long trading history to estimate the volatility of its own common stock), and an exercise price equal to the fair value of the stock on the date of issuance of $8.70 per share. For the three and nine months ended September 30, 2013 the Company recognized $64,716 and $101,399 as compensation expense related to the Options. At September 30, 2013, the unrecognized compensation expense, remaining amortization period, intrinsic value and remaining contract life of the Options are $703,333, 2.5 years, $0 and 9.62 years, respectively.

On September 9, 2013, the Company issued options to purchase 90,000 shares of common stock to two employees. The options vest quarterly in pro rata portions during the 3 years following the effective date of July 1, 2013. The Company valued these options using the Black-Scholes options pricing model and the following assumption terms: risk-free interest rate of 1.71% (based on the US Treasury note yield), expected term (in years) of 5.81 (based on guidance provided in SAB 107 that allows the Company to use the simplified method for “plain vanilla” options for this calculation), expected volatility of 104.78% (based on historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected term of the options, as the Company does not have a long trading history to estimate the volatility of its own common stock), and an exercise price equal to the fair value of the stock on the date of issuance of $6.20 per share. For the three and nine months ended September 30, 2013 the Company recognized $9,606 as compensation expense related to the options. At September 30, 2013, the unrecognized compensation expense, remaining amortization period, intrinsic value and remaining contract life of the options are $438,748, 2.5 years, $0 and 9.94 years, respectively.

NOTE 12.                      INCENTIVE SHARES

At September 30, 2013, the Company did not have any active share-based compensation plans available for grants to employees, non-employee directors and consultants. Since its inception, the Company has granted incentive shares.

For the three and nine months ended September 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through September 30, 2013, the Company recognized $1,741,908, $7,027,675, $2,029,505, $14,014,402 and $26,419,022 as compensation expense related to incentive shares granted in the consolidated statements of operations, respectively. Share compensation for non-employee awards subject to vesting is being accrued at current fair value. As of September 30, 2013, there was approximately $1,294,232, of unrecognized compensation cost related to incentive shares issued.  This amount is expected to be recognized over a weighted average of 2.25 years.

	Employee - number of shares	Non Employee - number of shares	Total number of shares		Weighted Average Fair Value

Unvested December 31, 2011	1,281,225	321,165	1,602,390		$4.00
Granted	866,180	87,503	953,683		12.89
Vested	(2,048,280)	(193,672)	(2,241,952)		7.34
Forfeited	(46,353)	-	(46,353	) )	9.06
Unvested December 31, 2012	52,772	214,996	267,768		5.79
Granted	135,000	-	135,000		6.24
Vested	(17,918)	(115,445)	(133,363)		5.05
Forfeited	(20,833)	(37,500)	(58,333)		4.00
Unvested September 30, 2013	149,021	62,051	211,073		$6.43

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

On July 1, 2013, the Company granted 15,000 units of restricted common stock of the Company to an employee. The stock will vest quarterly in pro rata portions beginning September 30, 2013 during the 3 years following the grant date.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company assumed a building lease from an affiliate in April 2013 for office space at its principal offices in New York, New York and is responsible for rent of approximately $275,000 annually plus rent escalations through August 2016 (see Note 10).

On October 1, 2013, the Company entered into building lease for office space in Cambridge, Massachusetts and is responsible for rent of approximately $216,000 annually plus rent escalations through September 2016 (see Note 14).

On October 8, 2013, the Company entered into an amended lease agreement for additional office space at its principal offices in New York, New York and is responsible for additional rent of approximately $225,000 annually plus rent escalations through August 2016 (see Note 14).

Exclusivity Agreements

On August 16, 2013, the Company announced that it had signed an agreement with a major pharmaceutical company for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of Autism and Schizophrenia. Pursuant to the exclusivity agreement, the Company paid the major pharmaceutical company a non-refundable upfront fee of $2 million and will have an exclusive period of 120 days to negotiate a license agreement (see Note 3). The Company is in active negotiations to consummate a license agreement. If a definitive license agreement is consummated, the Company will apply the upfront fee to the license and will make a determination as to whether it should be treated as an asset or research and development expense. If no definitive agreement is consummated, the upfront fee will be expensed.

On September 20, 2013, the Company signed an agreement with an individual for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of central nervous system disorders. Pursuant to the exclusivity agreement, the Company paid the individual a non-refundable upfront fee of $250,000 and will have an exclusive right until December 31, 2013. If an agreement is not executed on or before December 31, 2013, the Company will receive a partial refund of the upfront fee. Upon execution of a license agreement, the Company would receive the exclusive right to the intellectual property to develop, manufacture and sell the product worldwide and would pay additional fees to the major pharmaceutical company. The Company is in active negotiations to consummate a license agreement. If a definitive license agreement is consummated, the Company will apply the upfront fee to the license and will make a determination as to whether it should be treated as an asset or research and development expense. If no definitive agreement is consummated, the upfront fee will be expensed.

For the three and nine months ended September 30, 2013, the Company has recorded $2,250,000 as exclusivity agreement deposits to secure license exclusivity under current assets (see Note 3).

Research Agreement

Effective October 1, 2013, the Company signed a Sponsored Research Agreement (“SRA”) with St. Jude (see Note 14).

NOTE 14. SUBSEQUENT EVENTS

On October 1, 2013 the Company entered into a building lease for approximately 4,232 square feet of office space located in Cambridge, MA. The Company is responsible for approximately $216,000 annual base rent plus rent escalations, common area maintenance, insurance, and real estate taxes, under a lease agreement expiring in September 2016.

On October 8, 2013, the Company amended its lease agreement for its principal office located in New York City.  The Company expanded its principal office and is responsible for additional rent of approximately $225,000 annual base rent plus rent escalations, common area maintenance, insurance, and real estate taxes, under a lease agreement expiring in September 2016.

Research Agreement

Effective October 1, 2013, the Company signed a SRA with St. Jude. The Company is responsible for a total of $780,674 payable in four equal installments on October 19, 2013, March 19, 2014, September 19, 2014, and March 19, 2015. Unless otherwise terminated by operation of law or by acts of the parties in accordance with the terms of the agreement, the SRA shall be in full force and effect for a period of two (2) years and shall expire on October 1, 2015. The term may be extended by written agreement between the parties.

Settlement Payments

In October 2013, the Company paid $1,655,000 in cash and 5,000 shares of common stock valued at $36,400 to settle agreements on behalf of a related party. Upon payment, the Company and the related party entered into promissory notes whereby the related party agreed to pay the Company the principal amount of $1,691,400 plus interest at an annualized rate of 5% as reimbursement of payments that the Company made to settle a portion of the agreements.

The Company applied the accounting guidance provided in ASU 2013-04. The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount that the entity has a) contractually agreed to pay, and b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company has recorded the full amount of the settlements as a charge to its operations due to uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary. Any amounts that the Company may recover under the note due from the related party or under the terms of the indemnification agreement, if in fact any amounts are recovered at all, would be characterized as a capital contribution at the date such payments are received.

On September 18, 2013, the Company made a proposal to the board of directors of Transcept Pharmaceuticals, Inc. (“Transcept”) to acquire all of the outstanding shares of Transcept’s common stock for $4.00 per share in cash. Although Transcept’s board of directors rejected the Company’s proposal, the Company informed Transcept that it will be willing to continue to discuss the proposal. If Transcept accepts the Company’s proposal to acquire all of its outstanding shares of common stock, the Company will need to obtain additional equity or debt financing to consummate the acquisition and consolidation (see Note 3).

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” on our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2013 and Form 10-K/A for the year ended December 31, 2012 (the “2012 10-K/A”) filed with the SEC on September 13, 2013 and matters described in this Form 10-Q generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur.  Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

Our predecessor, former Retrophin, was formed as a Delaware limited liability company on March 11, 2011 and was converted to a Delaware corporation on September 20, 2012. Former Retrophin was a developmental stage biopharmaceutical company focused on the development and commercialization of therapies for catastrophic diseases.

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

We are a development stage company focused on developing pharmaceutical products primarily for the treatment of rare diseases.  Our lead product in development, RE-021, is a small molecule intended to treat focal segmental glomerulosclerosis, and we expect to initiate a Phase 2 clinical study in 2013.  We also have a number of programs in preclinical development.  Our second most developed program RE-024 for the treatment of pantothenate kinase-associated neurodegeneration is in preclinical testing, and we will seek to initiate clinical trials of this product candidate as soon as is practical.  We are also developing a treatment for Duchenne muscular dystrophy.  Our focus is to seek treatment for serious, unmet, rare diseases.  The diseases on which we focus are considered “orphan” diseases because they affect fewer than 200,000 patients in the United States.  However, such diseases have a profound impact on those that suffer from them and on their families.  Currently, we believe that we are the only company that is focusing on developing treatments for these rare and ultra-rare diseases.

Plan of Operation

Our plan of operation for the years ending December 31, 2013 and 2014 is to continue implementing our business strategy, including the clinical development of our three drug candidates, focusing primarily on the development of RE-021 for the treatment of focal segmental glomerulosclerosis (FSGS), a disease that causes nephrotic syndrome and kidney failure. We also intend to expand our drug product portfolio by acquiring additional drugs for marketing or development. We expect our principal expenditures during the next 12 months to include:

•	operating expenses, including expanded research and development and general and administrative expenses; and
•
product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for our three products and the costs of ongoing and planned clinical trials.

As part of our planned expansion, we anticipate hiring additional full-time employees for research and development activities and for general and administrative activities. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. At our current and desired pace of commercialization and clinical development of our drugs, for the next 12 months, we expect to spend approximately $15 to $20 million on clinical development and research and development activities and approximately $5 to $6 million on general and administrative expenses. We cannot assure you these amounts will be sufficient to fund our operations over the course of the next two years and we may need to expend significantly greater amounts to accomplish our goals.

Research and Development Projects

RE-021. We plan to initiate a Phase 2 clinical trial of RE-021 in patients with FSGS in 2013, with reduction in proteinuria, which is an excess of serum proteins in the urine, as the primary endpoint. We expect it will take at least three years to complete development and obtain FDA approval of RE-021 for any indication, and we may never obtain such approval. Currently, we anticipate that we will need to expend approximately an additional $5 to $6 million in development costs over the next 12 months and at least an aggregate of approximately $25 to $35 million before we receive FDA approval for RE-021 for treatment of patients with FSGS.

RE-024. We intend to develop RE-024 as a potential treatment for pantothenate kinase-associated neurodegeneration (PKAN), a degenerative disease of the brain that primarily affects young children due to their inability to process phosphopantothenic acid. RE-024 is a preclinical investigational program. In vivo animal testing of these molecules is ongoing. In August 2013, we announced that we received positive survival results from interim preclinical tests for the treatment of PKAN. RE-024 is a replacement therapy for phosphopantothenate, the substrate that is missing in patients with PKAN. Tests were conducted on mice that were administered a PANK inhibitor to induce a PKAN-like phenotype.

We expect to initiate a human study for RE-024 in the first quarter of 2014. We expect that it will take an additional five to seven years to complete development and obtain FDA approval of RE-024, if ever. Currently, we anticipate that we will need to expend approximately an additional $2 to $3 million in development costs over the next 12 months and at least an aggregate of approximately $30 to $50 million until we receive FDA approval for RE-024 should we choose to continue development.

RE-001. RE-001 is a recombinant, modified form of utrophin, a protein similar to the dystrophin protein that is missing in the muscles of DMD patients. RE-001 is a preclinical investigational program. Production scale-up the molecule is underway, and we expect that in vivo evaluation of clinical trial quality material may begin in 2013. Currently, we anticipate that we will need to expend approximately an additional $1 million] in development costs over the next 12 months.

Results of Operations for the Three Month Period Ended September 30, 2013 compared to the Three Month Period Ended September 30, 2012

Operating Expenses

We had no revenues during the three month period ended September 30, 2013 and 2012.

Our operating expenses for the three month period ended September 30, 2013 were $5,154,486 compared to $8,459,745 for the three month period ended September 30, 2012 which represents a decrease of $3,305,259. The expense decrease was principally attributable to a decrease in our compensation and related costs in the amount of $4,589,966 as well as a decrease in our professional fees in the amount of $703,438, offset by an increase in our research and development expenses in the amount of $1,289,219 and an increase in our selling, general and administrative costs in the amount of $698,926. Included in the decrease in our compensation and related costs is a decrease in stock based compensation to employees of $4,751,864 and an increase in cash compensation to employees of approximately $200,000 due to increase in the number of employees. Included in the decrease in our professional fees is a decrease in stock based compensation to non-employees of $606,791 and an increase in cash compensation to professionals of approximately $100,000 due to an increase in consulting and legal fees associated with business development. Included in selling, general and administrative costs are settlement charges in the amount of $300,000 and an increase in cash expenditures of approximately $300,000 due to an increase in travel and related expenses associated with business development.

Other Income (Expense)

Other expense for the three month period ended September 30, 2013 was $5,743,313 compared to other expense of $20,712 for the three month period ended September 30, 2012 which represents an increase of $5,722,601. The increase was primarily attributable to loss from the change in fair value of derivative financial instruments of $5,803,054 a decrease in interest income of $6,045, offset by a realized gain on the sale of marketable securities of $59,737 and a decrease in interest expense of $26,761. Included in other income is registration payment income of $360,000 relating to a waiver we received for previous liquidated damages and expense of $360,000 from allocating the waiver of the original registration payment from the February 14, 2013 registration rights agreement as a charge to income.

Results of Operations for the Nine Month Period Ended September 30, 2013 compared to the Nine Month Period Ended September 30, 2012

Operating Expenses

We had no revenues during the nine month period ended September 30, 2013 and 2012.

Our operating expenses for the nine month period ended September 30, 2013 were $12,504,874 compared to $16,757,891 for the nine month period ended September 30, 2012 which represents a decrease of $4,253,017. The expense decrease was primarily attributable to a decrease in our compensation and related costs in the amount of $6,604,286 as well as a decrease in our professional fees in the amount of $3,369,226, offset by an increase in our research and development expenses in the amount of $1,826,924, an increase in our selling, general and administrative costs in the amount of $3,793,571 and an increase in our technology license fee in the amount of $100,000. Included in the decrease in our compensation and related costs is a decrease in stock based compensation to employees of $7,653,961 and an increase in cash compensation to employees of approximately $1 million due to increase in the number of employees. Included in the decrease in our professional fees is a decrease in stock based compensation to non-employees of $4,440,507 and an increase in cash compensation to professionals of approximately $1 million due to an increase in consulting and legal fees associated with business development. Included in selling, general and administrative costs are settlement charges in the amount of $2,584,511 and an increase in cash expenditures of approximately $1.2 million due to an increase in travel and related expenses associated with business development.

Other Income (Expense)

Other expense for the nine month period ended September 30, 2013 was $8,184,362 compared to $54,778 for the nine month period ended September 30, 2012 which represents an increase of $8,129,584. The expense increase was primarily attributable to the expense from the change in fair value of derivative financial instruments of $8,198,672, a decrease in interest income of $15,772, an increase in loss on transactions denominated in foreign currencies of $3,873, offset by a realized gain on the sale of marketable securities of $59,737 and a decrease in interest expense of $28,996. Included in other income is registration payment income of $360,000 related to the waver we received for previous liquidated damages and expense of $360,000 from allocating the waiver of the original registration payment from the February 14, 2013 registration rights agreement as a charge to income.

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

Research and development include consulting fees and expenses related to RE-021 (FSGS) and RE-024 (PKAN).

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the foreseeable future. Therefore we will either need additional equity or debt financing, or by entering into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

Our continued operations will depend on whether we can successfully raise additional funds through equity and/or debt financing. Such additional funds may not become available on acceptable terms, if at all, and we cannot assure you that any additional funding we do obtain will be sufficient to meet our needs in the long term. Since inception, through September 30, 2013, we had raised approximately $38.5 million through capital contributions and notes payable from Retrophin shareholders and related parties.

Since inception through September 30, 2013, we have incurred a net loss of approximately $54 million, including stock-based compensation charge of approximately $26 million for the period from March 11, 2011 (inception) to September 30, 2013.  At September 30, 2013, we had a working capital deficit of approximately $10 million; however, the working capital deficit includes a derivative liability of approximately $22.2 million for warrants issued in financing transactions. Our accumulated deficit amounted to $54,301,348 at September 30, 2013.

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

On August 15, 2013, the Company closed a private placement and sold 5,531,401 shares of the Company’s common stock, at a purchase price of $4.50 per share, or $24,891,303 in the aggregate, and warrants to purchase up to an aggregate of 2,765,701 shares of common stock.

Since our inception in 2011, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. As of September 30, 2013 and December 31, 2012, our stockholders’ deficit was $5,804,374 and $3,407,815, respectively. Our net loss for the nine month period ended September 30, 2013 was $20,689,236 compared to $16,812,669 for the nine month period ended September 30, 2012. Net cash used in operating activities was $9,442,442 for the nine month period ended September 30, 2013 compared to $2,088,811 for the nine month period ended September 30, 2012. Operations since inception have been funded entirely with the proceeds from equity and debt financings. As of September 30, 2013, we had cash of $13,409,825. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

On August 14, 2013, the Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013, entered into the first amendment to the registration rights agreement (the “Amended Registration Rights Agreement”) associated with that transaction. The Amended Registration Rights Agreement provides, among other things, for (i) a waiver of any and all liquidated damages that the Company incurred for its inability to cause the a registration statement to be declared effective within certain contractually defined time-frames stipulated in the original agreement; (ii) a commitment on the part of the investors in the February private placement to participate in a private placement transaction that the Company completed on August 15, 2013,  and (iii) a covenant on the part of the Company to proceed with the sale of shares that were issued under the August 15, 2013 private placement transaction.  In exchange, the Company paid an aggregate fee to these investors of $2,495,256 consisting of (i) 73,710 shares of the Company’s common stock with an aggregate fair value of $331,695 (based on the selling price of $4.50 per share in the August financing transaction); (ii) cash in the amount of $1,835,000 (Note 13); and (iii) warrants to purchase 98,756 shares of common stock with a fair value of $328,561.  The investors were also given the option to purchase shares of the Company’s common stock at $4.50 as a use of the cash portion of the payment arrangement.  Accordingly, $946,196 of the cash portion of the fee was settled in cash and the remainder was settled by the issuance of 197,512, shares.  Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. This payment was settled entirely by the issuance of 20,685 shares of the Company’s common stock at a value of $5.00 per share.

On August 16, 2013, the Company announced that it had signed an agreement with a major pharmaceutical company for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of Autism and Schizophrenia. Pursuant to the exclusivity agreement, the Company paid the major pharmaceutical company a non-refundable upfront fee of $2 million and will have an exclusive period of 120 days to negotiate a license agreement (see Note 13). The Company is in active negotiations to consummate a license agreement. If a definitive license agreement is consummated, the Company will apply the upfront fee to the license and will make a determination as to whether it should be treated as an asset or research and development expense. If no definitive agreement is consummated, the upfront fee will be expensed.

On September 20, 2013, the Company signed an agreement with an individual for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of central nervous system disorders. Pursuant to the exclusivity agreement, the Company paid the individual a non-refundable upfront fee of $250,000 and will have an exclusive period ending on December 31, 2013 (see Note 13). The Company is in active negotiations to consummate a license agreement. If a definitive license agreement is consummated, the Company will apply the upfront fee to the license and will make a determination as to whether it should be treated as an asset or research and development expense. If no definitive agreement is consummated, the upfront fee will be expensed.

Effective October 1, 2013, the Company signed a Sponsored Research Agreement (“SRA”) with St. Jude. The Company and hospital will collaborate on research focused on the study of PKAN and other infectious diseases. The Company is responsible for a total of $780,674 payable in four equal installments on October 19, 2013, March 19, 2014, September 19, 2014, and March 19, 2015. The Compnay has paid $195,168.50 to St. Jude under the SRA to date. Unless otherwise terminated by operation of law or by acts of the parties in accordance with the terms of the agreement, the SRA shall be in full force and effect for a period of two (2) years and shall expire on October 1, 2015. The term may be extended by written agreement between the parties (see Note 13 and Note 14).

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became parties to a series of agreements to settle up to $2,284,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company paid $593,111 of these settlements in the second quarter on behalf of the related party and had outstanding liabilities of $1,691,400 as of September 30, 2013, which the Company paid as of the date of this filing. Concurrent with the execution and payment of such settlement agreements, the Company entered into indemnification agreements and received promissory notes from the related party whereby the related party agreed to pay the Company the principal amount of $2,284,511 plus interest at an annualized rate of 5% as reimbursement of payments that the Company made to settle a portion of the agreements. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock to one of the counter parties as a separate component of one of these agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the second quarter ended September 30, 2013. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary (see Note 10).

On August 29, 2013, the Company entered into and paid an additional settlement agreement for $300,000 due following execution of the agreement. As of the date of this filing, this settlement has been paid.

At this time, we do not have sufficient capital to cover operating costs for the next twelve month period.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows from Operating Activities

Operating activities used approximately $9,442,442 of cash during the nine month period ended September 30, 2013 compared $2,088,811 for the nine month period ended September 30, 2012. The increase of $7,353,631 was the result of a decrease in non-cash charges of $3,760,251, a net change in operating assets and liabilities of $283,187 and an increase in net loss of $3,876,567. Included in cash flows from operating activities is a registration payment obligation expense and reversal of the registration payment obligation liability of $360,000.

Cash Flows from Investing Activities

Cash used in investing activities for the nine month period ended September 30, 2013 was $6,670,416 compared to $1,569,018 for the nine month period ended September 30, 2012. The increase of $5,101,398 was primarily the result of repayment of a technology license liability of $1,300,000, a net purchase of marketable securities of $3,052,473, payments for security deposits for exclusivity of certain licenses of $2,250,000, an increase in the purchase of fixed assets of $13,772, and an increase in our security deposit of $40,000, offset by a decrease in the purchase of intangible assets of $1,152,718, payments made on loans to stockholder of $399,329, and a decrease in a related party note receivable of $2,800.

Cash Flows from Financing Activities

For nine month period ended September 30, 2013, cash provided by financing activities was $29,511,295 compared to $3,649,965 during the nine month period ended September 30, 2012. The increase of $25,861,330 was primarily a result of an increase of $28,590,254 in proceeds received from the private sale of our equity securities, offset by a registration payment of $946,196, and a decrease in activities associated with related party notes payable of $1,782,728.

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

On February 14, 2013, we closed a private placement of 3,045,929 shares of our common stock, at a purchase price of $3.00 per share, or $9,137,787 in the aggregate, and Warrants to purchase up to an aggregate of 1,597,969 shares of common stock with an exercise price of $3.60 per such share underlying any warrant.  We incurred fees of $678,986 in relation to the financing. The issuance of the shares of common stock in such private placement was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 15, 2013, we closed a private placement and sold 5,531,401 shares of our common stock, at a purchase price of $4.50 per share, or $24,891,303 in the aggregate, and warrants to purchase up to an aggregate of 2,765,701 shares of common stock with an exercise price of $6.00 per share underlying each warrant. We incurred fees of $2,811,313 in relation to the financing. The issuance of the shares of common stock in such private placement was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

The Company entered into registration rights agreements, concurrently with the closings of the February 14, 2013 and August 15, 2013 Private Placements, requiring it to file a registration statement on Form S-1 within 30 days of the closing date of the transaction and cause such registration statement to be declared effective within 60 days thereafter. Each registration rights agreement provides for the payment of certain liquidated damages at the rate of 2% of the gross proceeds per month for each in which the Company is not in compliance with such agreement, not exceeding 10% of gross proceeds in the aggregate. As described elsewhere herein, the Company is not in compliance with the registration payment arrangement for the February 14, 2013 registration rights agreement and therefore recorded $360,000 as registration payment obligation treated as a reduction of the proceeds received in the February financing transaction.

The Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013, entered into the Amended Registration Rights Agreement. In exchange, the Company paid an aggregate fee to these investors of $2,495,256. Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. The Company recorded the aggregate amount of the payments made to the investors by to allocating approximately $360,000 to the waiver of the original registration payment obligation taken as a charge to operations and the remaining amount of $2,238,681 is treated as reduction of the proceeds received in the August financing transaction.

On September 13, 2013, the Company submitted the Registration Statement to the SEC on a confidential basis. The Company determined, as of the date of the financing transaction, that it was probable that it would be in a position to cause the registration statement to be declared effective within the contractually defined time period.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2013 and September 30, 2012, the Company does not have a liability for unrecognized tax uncertainties.

Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of and for the nine month periods ended September 30, 2013 and September 30, 2012, we had no accrued interest or penalties related to uncertain tax positions.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Updated (“ASU”) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Amount at the Reporting Date is Fixed”). The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount the entity has a) contractually agreed to pay, and b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company early adopted this guidance in the second quarter of 2013.

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

Change In Internal Control Over Financial Reporting

Except for the changes described below, there were no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 20, 2013, Marc Panoff became our Chief Financial Officer (CFO) of the Company. Mr. Panoff has extensive experience in accounting and finance, and provides additional depth in each area.

On July 1, 2013, the Company hired a controller to further segregate duties within the Company.

On September 26, 2013, the Company announced the appointment of Cornelius (“Neal”) E. Golding as an independent member of the Board of Directors who will also serve as Chairman of the Audit Committee, effective October 1, 2013. Mr. Golding has more than 44 years of experience in finance and accounting.

We are designing processes and internal controls to address changes in internal controls over financial reporting.

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

On August 15, 2013, the Company closed a private placement and sold 5,531,401 shares of the Company’s common stock, at a purchase price of $4.50 per share, or $24,891,303 in the aggregate, and warrants to purchase up to an aggregate of 2,765,701 shares of common stock with an exercise price of $6.00 per share underlying each warrant. The issuance of the shares of common stock in such private placement was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

The Company concurrently entered into a registration rights agreements, in connection with the closing of the February 14, 2013 and August 15, 2013 Private Placements, requiring it to file a registration statement on Form S-1 within 30 days of the closing date of the transaction and cause such registration statement to be declared effective within 60 days thereafter. The registration rights agreement provides for the payment of certain liquidated damages at the rate of 2% of the gross proceeds per month for each in which the Company is not in compliance with the agreement, not exceeding 10% of gross proceeds in the aggregate. As described elsewhere herein, the Company is not in compliance with the registration payment arrangement for the February 14, 2013 registration rights agreement and therefore recorded $360,000 as registration payment obligation treated as a reduction of the proceeds received in the February financing transaction.

The Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013, entered into the Amended Registration Rights Agreement. In exchange, the Company paid an aggregate fee to these investors of $2,495,256. Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. The Company recorded the aggregate amount of the payments made to the investors by to allocating approximately $360,000 to the waiver of the original registration payment obligation taken as a charge to operations and the remaining amount of $2,238,681 is treated as reduction of the proceeds received in the August financing transaction.

On September 13, 2013, the Company submitted the Registration Statement to the SEC on a confidential. The Company determined, as of the date of the financing transaction, that it was probable that it would be in a position to cause the registration statement to be declared effective within the contractually defined time period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)  Exhibits

10.1
Sponsored Research Agreement between St. Jude Children's Research Hospital and the Company, dated September 1, 2013.*  (Portions of Sections 1, 4, 6, Appendix A and Appendix B of the Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)

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

Date: November 12, 2013	RETROPHIN, INC.

	By:	/s/ Martin Shkreli
Name: Martin Shkreli
Title: Chief Executive Officer

	By:	/s/ Marc Panoff
Name: Marc Panoff
Title: Chief Financial Officer