Form 10-Q
period 2014-03-31
Retrophin, Inc.
filed 2014-05-15
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of May 15, 2014 was 25,485,339.

RETROPHIN, INC. AND SUBSIDIARIES
Form 10Q
March 31, 2014

TABLE OF CONTENTS

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2013, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the  Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I-FINANCIAL INFORMATION

Item 1.     Financial Statements

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets

Current assets:
Cash	$3,695,463	$5,997,307
Accounts receivable	28,800	-
Inventory	349,130	-
Marketable securities	1,345,339	132,994
Prepaid expenses and other current assets	1,023,564	1,370,943
Total current assets	6,442,296	7,501,244

Property and equipment, net	280,353	127,427
Security deposits	244,225	244,058
Restricted cash	40,000	40,000
Other asset	1,522,063	-
Indefinite lived intangible assets	10,567,736	10,560,355
Goodwill	1,036,160	-
Other Intangible assets, net	73,915,788	2,025,795
Total assets	$94,048,621	$20,498,879

Liabilities and Stockholders' Deficit

Current liabilities:
Deferred technology purchase liability, current portion	$1,500,000	$1,634,630
Accounts payable	5,711,253	3,553,567
Accrued expenses	3,302,071	3,526,434
Securities sold, not yet purchased	308,000	1,457,901
Notes payable	31,282,972	-
Contingent consideration, current portion	1,991,913	-
Derivative financial instruments, warrants	69,350,988	25,037,346

Total current liabilities	113,447,197	35,209,878

Other liability	1,522,063	-
Contingent consideration	10,805,297	-
Deferred technology purchase liability	1,000,000	1,000,000
Deferred income tax liability, net	2,666,275	2,600,899

Total liabilities	129,440,832	38,810,777

Commitments and contingencies

Stockholders' Deficit:
Preferred stock Series A $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 24,801,942 and 18,546,363 issued and 24,422,351 and 18,415,573 outstanding, respectively	2,481	1,855
Additional paid-in capital	105,369,174	50,189,127
Treasury stock, at cost, 379,591 and 130,790, respectively	(3,214,608)	(957,272)
Accumulated deficit	(138,061,347)	(67,435,621)
Accumulated other comprehensive income (loss)	512,089	(109,987)
Total stockholders' deficit	(35,392,211)	(18,311,898)
Total liabilities and stockholders' deficit	$94,048,621	$20,498,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2014	2013
		(As Restated)

Net product sales	$27,900	$-

Operating expenses:
Cost of goods sold	900	-
Research and development	6,886,726	158,690
Selling, general and administrative	10,092,022	1,726,923
Total operating expenses	16,979,648	1,885,613

Operating loss	(16,951,748)	(1,885,613)

Other income (expenses):
Interest income (expense), net	536	(40,779)
Realized gain on sale of marketable securities, net	4,664	-
Change in fair value of derivative instruments	(53,613,802)	(2,942,343)
Total other expense, net	(53,608,602)	(2,983,122)

Loss before provision for income taxes	(70,560,350)	(4,868,735)

Income tax expense	(65,376)	-

Net loss	$(70,625,726)	$(4,868,735)

Net loss per common share, basic and diluted	$(3.03)	$(0.46)

Weighted average common shares outstanding, basic and diluted	23,334,967	10,697,129

Comprehensive Loss:

Net loss	$(70,625,726)	$(4,868,735)

Unrealized gain	622,076	-

Comprehensive Loss	$(70,003,650)	$(4,868,735)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2013  THROUGH MARCH 31, 2014

						Accumulated other		Total
	Common stock		Common stock in treasury		Additional paid	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in capital	loss	deficit	deficit
Balance - December 31, 2013	$18,546,363	$1,855	(130,790)	$(957,272)	$50,189,127	$(109,987)	$(67,435,621)	$(18,311,898)

Share based compensation	716,500	72	-	-	5,006,283	-	-	5,006,355
Issuance of common stock in connection with January 2014 public offering at $8.5 per share, net of fees of $3,164,990	4,705,882	471	-	-	36,834,536	-	-	36,835,007
Exercise of warrants and reclassification of the derivative liability	833,197	83	-	-	13,339,228	-	-	13,339,311
Treasury stock	-	-	(248,801)	(2,257,336)		-	-	(2,257,336)
Unrealized gain	-	-	-	-	-	622,076	-	622,076
Net loss	-	-	-	-	-	-	(70,625,726)	(70,625,726)
Balance - March 31, 2014	24,801,942	$2,481	(379,591)	$(3,214,608)	$105,369,174	$512,089	$(138,061,347)	$(35,392,211)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2014	2013
		(As Restated)
Cash Flows From Operating Activities:
Net loss	$(70,625,726)	$(4,868,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,187	52,168
Realized gain on marketable securities	(4,664)	-
Share based compensation	5,006,355	159,205
Change in estimated fair value of liability classified warrants	53,613,802	2,942,343
Changes in operating assets and liabilities:
Accounts receivable	(28,800)	-
Inventory	900	-
Prepaid expenses and other current assets	462,861	(112,627)
Accounts payable and accrued expenses	1,642,412	(2,750,938)
Net cash used in operating activities	(9,805,673)	(4,578,584)

Cash Flows From Investing Activities:
Purchase of fixed assets	(166,144)	(6,842)
Purchase of indefinite lived intangible assets	(7,381)	-
Purchase of amortizable intangible asset	(53,962)	-
Repayment of technology license liability	-	(1,300,000)
Proceeds from the sale of marketable securities	1,604,456	-
Purchase of marketable securities	(2,669,454)	-
Proceeds from securities sold, not yet purchased	4,314,953	-
Cover securities sold, not yet purchased	(4,985,462)	-
Cash paid upon acquisition, net of cash acquired	(29,150,000)	-
Net cash used in investing activities	(31,112,994)	(1,306,842)

Cash Flows From Financing Activities:
Repayment of net amounts due to related parties	-	(13,200)
Repayment of note payable - related party	-	(884,764)
Proceeds from the exercise of warrants	4,039,152	-
Proceeds received from issuance of common stock, net	36,835,007	9,275,465
Purchase of treasury stock, at cost	(2,257,336)	-
Net cash provided by financing activities	38,616,823	8,377,501

Net (decrease) increase in cash	(2,301,844)	2,492,075
Cash, beginning of year	5,997,307	11,388

Cash, end of year	$3,695,463	$2,503,463

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$28,263
Non-cash investing and financing activities:
Unrealized gain on marketable securities	$537,516	$-
Unrealized gain on securities sold, not yet purchased	$84,560	$-
Allocation of proceeds from issuance of common stock to registration payment obligation	$-	$360,000
Reclassification of derivative liability to equity due to exercise of warrants	$9,300,160	$-
Note payable entered into upon consummation of Manchester Pharmaceuticals LLC	$31,282,972	$-
Present value of contingent consideration payable to sellers of Manchester Pharmaceuticals LLC	$12,797,210	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Organization and Description of Business

Retrophin, Inc. and its subsidiaries (the “Company”) is a fully integrated biopharmaceutical company focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases.

Acquisition of Manchester Pharmaceuticals LLC

On March 26, 2014, the Company completed its acquisition of all of the membership interests of Manchester Pharmaceuticals LLC, a privately-held specialty pharmaceutical company that focuses on treatments for rare diseases. The acquisition expands the Company’s ability to address the special needs of patients with rare diseases.

The Company currently markets the two following products:

•	Chenodal®, which is available in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age.
•	Vecamyl®, which is available in the United States for the treatment of moderately severe to severe essential hypertension and uncomplicated cases of malignant hypertension.

The Company generated its first sales in March 2014. The Company’s planned principal operations have commenced due to the acquisition and commercialization of its two marketable products. Accordingly, the Company is no longer deemed to be a development stage company.

The Company is developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration, or PKAN. Also, the Company is developing sparsentan, formerly known as RE-021, a dual acting receptor antagonist of angiotensin and endothelin receptors, for the treatment of focal segmental glomerulosclerosis, or FSGS. The Company is developing SyntocinonTM Nasal Spray in the U.S. to assist initial postpartum milk ejection, and for the treatment of Schizophrenia and Autism. Syntocinon Nasal Spray is currently marketed by Novartis and Sigma-Tau in Europe and other countries for aiding milk let-down. In addition, the Company is developing RE-034, a synthetic hormone analogue that is composed of the first 24 amino acids of the 39 amino acids contained in ACTH for the treatment of Infantile Spasms, or IS, and Nephrotic Syndrome, or NS. The Company also has several additional programs in preclinical development, including RE-001, a therapy for the treatment of Duchenne muscular dystrophy, or DMD.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.  The December 31, 2013 balance sheet information was derived from the audited financial statements as of that date.

NOTE 3.  LIQUIDITY AND FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company incurred a net loss of approximately $70.6 million, which includes a charge for the change in fair value of derivative instruments in the amount of $53.6 million, for the three months ended March 31, 2014.  At March 31, 2014, the Company had a cash balance of approximately $3.7 million and working capital deficit of approximately $107 million. Included in the Company’s working capital deficit is a liability for derivative financial instruments in the amount of $69 million. The Company’s accumulated deficit amounted to approximately $138 million as of March 31, 2014.

The Company has principally financed its operations from inception using proceeds from sales of its equity securities in a series of private placement transactions. On January 9, 2014, the Company completed a public offering of 4,705,882 shares of common stock at a price of $8.50 per share. The Company received net proceeds from the offering of approximately $36.8 million, after deducting the underwriting fees and other offering costs.

Management believes the Company’s ability to continue its operations depends on its ability to raise capital. The Company’s future depends on the costs, timing, and outcome of regulatory reviews of its product candidates and the costs of commercialization activities, including product marketing, sales and distribution. The Company expects to continue to finance its cash needs through additional private and public equity offerings and debt financings, corporate collaboration and licensing arrangements and grants from patient advocacy groups, foundations and government agencies. Although management believes that the Company has access to capital resources, there are no commitments for financing in place at this time, nor can management provide any assurance that such financing will be available on commercially acceptable terms, if at all.

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

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows:

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiaries in conformity with United States of America generally accepted accounting principles (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Restatement of Prior Quarters

In the fourth quarter of 2013, the Company discovered that certain warrants issued to a placement agent in connection with the Company’s February Private Placement were not recorded and certain consulting expenses were overstated in the Company’s condensed consolidated financial statements for the first quarter of 2013. The overstated expenses include costs related to the February 14, 2013 Private Placement Offering and costs associated with the Company’s consultants. The adjustments necessary to reflect such issuance were recorded in the fourth quarter of 2013.

	March 31, 2013
	As Reported	As Restated
Operating loss	$(2,251)	$(1,886)
Non-operating loss	(2,492)	(2,982)
Net loss	(4,743)	(4,868)
Net loss per common share, basic and diluted	$(0.44)	$(0.46)

Restatement of Previously Issued Financial Statements for Additional Disclosures

The Company also determined that its obligation to pay liquidated damages under a registration agreement that it entered into in connection with a financing transaction completed on February 14, 2013, which required the Company to cause a registration statement to be declared effective by the Securities and Exchange Commission by May 15, 2013, should have also been disclosed. Accordingly, the Company restated the condensed consolidated financial statements for the quarter ended March 31, 2013 to disclose that it allocated approximately $360,000 of the proceeds received in this financing transaction to a registration payment obligation that was deemed probable at the date that the financing transaction was completed.

Accounts Receivable – Trade

The Company's trade accounts receivable represents amounts due from its customer. The Company monitors the financial performance and credit worthiness of its customer so that it can properly assess and respond to changes in its credit profile. The Company provides reserves against trade receivables for estimated losses that may result from a customer's inability to pay. Amounts determined to be uncollectible are written-off against the reserve.

Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and write down such inventories as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process.

Inventory consists of the following at March 31, 2014:

March 31, 2014
Raw material	$207,900
Finished goods	141,230
Total inventory	$349,130

Income Taxes

The Company follows FASB ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2014 and December 31, 2013, the Company has $1,522,063, and $0, respectively, as a liability for unrecognized tax uncertainties.

Revenue Recognition

Product sales consist of U.S. sales of Chenodal and Vecamyl. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, the Company has no further performance obligations, and returns can be reasonably estimated. The Company records revenue from product sales upon delivery to its customer.

The Company sells Chenodal and Vecamyl in the United States to a specialty pharmacy. Under this distribution model, the specialty pharmacy takes title of the inventory FOB shipping point and sells directly to patients.

Government Rebates and Chargebacks: The Company estimates reductions to product sales for Medicaid programs, and for certain other qualifying federal and state government programs. Based upon the Company's contracts with government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, and estimated payer mix, the Company estimates and records an allowance for rebates and chargebacks. The Company's liability for Medicaid rebates consists of estimates for claims that a state will make for a current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, and invoices received for claims from prior quarters that have not been paid. The Company's customer charges the Company for the difference between what they pay for the products and the ultimate selling price.

Distribution-Related Fees: The Company has written contracts with its customer that include terms for distribution-related fees. The Company estimates and records distribution and related fees due to its customer based on gross sales.

Prompt Pay Discounts: The Company offers discounts to its customer for prompt payments. The Company estimates these discounts based on customer terms and historical experience, and expect that its customer will always take advantage of this discount. Therefore, the Company accrues 100% of the prompt pay discount that is based on the gross amount of each invoice, at the time of sale.

Product Returns: Consistent with industry practice, the Company offers its customer a limited right to return product purchased directly from the Company, which is principally based upon the product's expiration date. Product returned is generally not resalable given the nature of the Company's products and method of administration. The Company develops estimates for product returns based upon historical experience, inventory levels in the distribution channel, shelf life of the product, and other relevant factors. The Company monitors product supply levels in the distribution channel, as well as sales by its customer to patients using product-specific data provided by its customer. If necessary, the Company's estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.

During the quarter ended March 31, 2014, one customer accounted for 100% of the Company’s revenues and accounts receivable.

Financial Instruments and Fair Value

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are described below:

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

In estimating the fair value of the Company’s marketable securities available-for-sale and securities sold, not yet purchased, the Company used quoted prices in active markets (see Note 6 and Note 8).

In estimating the fair value of the Company’s derivative liabilities, the Company used the Binomial Lattice options pricing model at inception and on each subsequent valuation date (see Note 7 and Note 8).

In estimating the fair value of the Company’s contingent consideration, the Company used the comparable uncontrolled transaction (“CUT”) method. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value (see Note 8).

In estimating the fair value of the Company’s note payable, the Company discounted the note using an estimated interest rate of 11.07% and recorded the $33 million note payable at present value of $31.3 million.

Financial assets with carrying values approximating fair value include cash as well as accounts receivable, deposits on license agreements. Financial liabilities with carrying values approximating fair value include accounts payable.

Note 5:  BUSINESS COMBINATION

Manchester Pharmaceuticals LLC

On March 26, 2014 (the “Closing Date”), the Company acquired 100% of the outstanding membership interests of Manchester Pharmaceuticals, LLC (“Manchester”). Under the terms of the agreement, the Company paid $29.5 million upon consummation of the transaction, of which $3.2 million was paid by Retrophin Therapeutics International LLC, a newly formed indirect wholly owned subsidiary, for rights of product sales outside of the United States. Acquisition costs amounted to approximately $0.3 million and have been recorded as selling, general, and administrative expense in the accompanying condensed consolidated financial statements. The Company entered into a promissory note with Manchester principals for $33 million which was discounted to $31.3 million to be paid in three equal installments of $11 million within three, six, and nine months after closing. In addition, the Company agreed to make contractual payments based on 10% of net sales of the products Chenodal and Vecamyl to the former members of Manchester. Additional contingent payments will be made based on 5% of net sales from new products derived from the existing products. Contingent consideration will be revalued at each reporting period and any change in valuation will be recorded in the Company’s statement of operations. The Company expects to raise additional funds through a public equity offering, a private equity offering, and/or debt financing to satisfy its short term obligations.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on the preliminary purchase price allocation, the purchase price of $73.23 million has resulted in goodwill of $1.04 million and is primarily attributed to the synergies expected to arise after the acquisition. The $1.04 million of goodwill resulting from the acquisition is deductible for income tax purposes.

The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and developed technology, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

The purchase included $72 million of intangible assets with definite lives related to product rights, trade names, and customer relationships with values of $71.4 million, $0.2 million, and $0.4 million, respectively. The useful lives related to the acquired product rights, trade names, and customer relationships are expected to be approximately 16, 1 and 10 years, respectively. Under the terms of the agreement, the sellers agreed to indemnify the Company for uncertain tax liabilities, any breach of any representation or warranty the sellers made to the purchaser, failure of the sellers to perform any covenants or obligations made to the purchaser, and third party claims relating to the operation of the Company and events occurring prior to the Closing Date. As of March 31, 2014, the Company has recorded an indemnification asset with a corresponding liability in the amount of $1.5 million related to uncertain tax liabilities.

The purchase price allocation of $73.23 million was as follows:

Amount (in thousands)
Cash paid upon consummation, net	$29,150
Secured promissory note	31,283
Fair value of contingent consideration	12,800
Total purchase price	$73,233

Prepaid expenses	116
Inventory	350
Product rights	71,372
Trade names	175
Customer relationship	403
Goodwill	1,036
Other asset	1,522
Accounts payable and accrued expenses	(219)
Other liability	(1,522)
Total allocation of purchase price consideration	$73,233

Pro Forma Operating Results

The following table provides unaudited pro forma results of operations for the three months ended March 31, 2014 and 2013, as if the March 26, 2014 acquisition had occurred on January 1, 2013. The pro forma results of operations were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2013 or of results that may occur in the future.

	Pro Forma (Unaudited)
	Three months ended March 31, (In thousands, except per share data)
	2014	2013
Net sales	$1,247	$1,092
Net loss	$(70,006)	$(7,579)
Net loss per common share, basic and diluted	$(3.00)	$(0.71)

NOTE 6.  MARKETABLE SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED

The Company measures marketable securities and securities sold, not yet purchased on a recurring basis. Generally, the types of securities the Company invests in are traded on a market such as the NASDAQ Global Market, which the Company considers to be Level 1 measurements.

Marketable securities and securities sold, not yet purchased at March 31, 2014 consisted of the following:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Marketable securities available-for-sale:	$1,245,903	$99,436	$-	$1,345,339
Securities sold, not yet purchased	$720,654	$412,654	$-	$308,000

Marketable securities and securities sold, not yet purchased at December 31, 2013 consisted of the following:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Marketable securities available-for-sale:	$129,702	$3,292	$-	$132,994
Securities sold, not yet purchased	$1,344,622	$13,256	$126,535	$1,457,901

NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with ASC 815-40, “Derivative and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company’s warrants are classified as liability instruments due to an anti-dilution provision that provides for a reduction to the exercise price of the warrants if the Company issues additional equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect.

The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s accompanying consolidated statements of operations.  The Company recorded a loss on a change in the estimated fair value of warrants of $53.6 million and $2.9 million during the three months ended March 31, 2014 and 2013 respectively.

 The Company calculated the fair value of the warrants using the Binomial Lattice options pricing model at inception and on each subsequent valuation date.  The assumptions used at March 31, 2014 and December 31, 2013 are as follows:

	As of
	December 31, 2013	March 31, 2014
Fair market price of common stock	$7.00	$21.20
Contractual term	4.12-4.62 years	3.88 – 4.38 years
Risk-free interest rate	1.39%	1.73%
Expected volatility	93-97%	70%
Dividend yield	0.00%	0.00%

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

NOTE 8.  FAIR VALUE MEASUREMENTS

The following table presents the Company’s asset and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2014:

	As of March 31, 2014	Fair Value Hierarchy at March 31, 2014
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$1,345,339	$1,345,339	$-	$-
Liabilities:

Derivative liability related to warrants	$69,350,988	-	-	$69,350,988
Securities sold, not yet purchased	$308,000	$308,000	$-	$-
Contingent consideration	$12,797,210	$-	$-	$12,797,210

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
Liability:
Derivative liability related to warrants	$25,037,346	$-	$-	$25,037,346
Securities sold, not yet purchased	$1,457,901	$1,457,901	$-	$-

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 liability for the period from January 1, 2014 through March 31, 2014:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2014	$25,037,346
Reclassification of derivative liability to equity upon exercise of warrants	(9,300,160)
Change in estimated fair value of liability classified warrants	53,613,802
Balance at March 31, 2014	$69,350,988

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820.

NOTE 9.  INTANGIBLE ASSETS

Indefinite lived intangible assets

Syntocinon License Agreement

On December 12, 2013 (the “Effective Date”), the Company entered into an agreement with Novartis Pharma AG and Novartis AG pursuant to which Novartis Pharma AG and Novartis AG agreed to grant the Company an exclusive, perpetual, and royalty-bearing license for the manufacture, development and commercialization of Syntocinon and related intranasal products in the United States.  Under the license, Novartis Pharma AG and Novartis AG are obligated to transfer to the Company certain information that is necessary for or related to the development or commercialization of Syntocinon. As consideration for the license, the Company paid to Novartis Pharma AG and Novartis AG and capitalized a $5 million upfront fee. The intellectual property underlying the license is held in perpetuity. The Company has examined the Novartis licensing agreement and has capitalized the license fee in accordance with ASC 350 due to future alternative uses such as re-licensing of the technology to other third parties, the sale of the licensed technology to other life science companies, and the potential development of various ingestible drug products using the licensed technologies.

Kyalin - Carbetocin Technology Purchase

On December 23, 2013 (the “Closing Date”), the Company entered into a Stock Purchase Agreement with Kyalin to acquire substantially all of Kyalin’s assets which include patents, patent applications, contracts and data related to the intranasal formulation of the compound Carbetocin (collectively, the “Carbetocin Assets”). Carbetocin, similar to Oxytocin, has potential utility for the treatment of milk let-down in post pregnant women, inducing contractions during labor, postpartum hemorrhage, as well as for autism and schizophrenia.

The Company capitalized $3,000,000 of fixed minimum payments and $42,612 in closing costs. For tax purposes, intangible assets are subject to different amortization allowances than for book purposes. FASB ASC 740-10-55 (“ASC 740”) addresses the accounting treatment when an asset is acquired outside of a business combination, and the tax basis of that asset differs from the amount paid.  Pursuant to the guidance in ASC 740, the Company has stepped-up the basis of its intangible assets by $2,525,124 and has recorded a deferred tax liability in the same amount, to account for the book/tax basis difference resulting from the Kyalin acquisition.

Indefinite lived intangible assets as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
Syntocinon License	$5,000,000	$5,000,000
Carbetocin Assets	5,567,736	5,560,355
Total	$10,567,736	$10,560,355

These intangible assets are measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible assets might not be recoverable.

Amortizable intangible assets

Manchester Pharmaceuticals LLC

Upon the completion of the Company’s acquisition of Manchester on March 26, 2014, it acquired intangible assets with definite lives related to product rights, trade names, and customer relationships with the values of $71.4 million, $0.2 million, and $0.4 million, respectively. The useful lives related to the acquired product rights, trade names, and customer relationships are expected to be approximately 16, 1 and, 10 years, respectively.

Ligand License Agreement

On February 16, 2012, the Company entered into an agreement for a worldwide sublicense for $2,450,000 to develop, manufacture and commercialize a drug technology which is referred to as DARA. The cost of the License Agreement, which is presented net of amortization in the accompanying condensed consolidated balance sheet as other amortizable intangible asset, is being amortized on a straight-line basis through September 30, 2023.

As of March 31, 2014 and December 31, 2013, amortizable intangible assets were $73,915,788 and $2,025,795, respectively. Amortization is recorded as research and development expense and amounted to $113,969 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Amortizable intangible assets as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Product Rights	$71,372,000	$(61,064)	$71,310,936
Ligand License	2,300,000	(373,936)	1,926,064
Customer Relationships	403,000	(552)	402,448
Trade Name	175,000	(2,397)	172,603
Patent Costs*	103,737	-	103,737
Total	$74,353,737	$(437,949)	$73,915,788

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ligand License	$2,300,000	$(323,980)	$1,976,020
Patent Costs*	49,775	-	49,775
Total	$2,349,775	$(323,980)	$2,025,795

*Patent costs will be amortized when a patent is procured and a life is assigned to the asset.

Amortization expense for the years ended December 31, 2014, 2015, 2016, 2017, and 2018 is expected to be $3,787,337, $4,741,315, $4,713,439, $4,700,561, and $4,700,561 respectively.

NOTE 10.  RESEARCH AND DEVELOPMENT

Research and development expenses consist of the following at March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013 (restated)
External service provider costs:
Sparsentan	$929,440	$108,735
RE-024	2,365,009	-
Syntocinon	124,866	-
RE-034	575,686	-
General	1,131,675	49,955
Other product candidates	298,402	-
Total external service provider costs	5,425,078	158,690
Internal personnel costs	1,461,648	-
Total research and development	$6,886,726	$158,690

NOTE 11.  SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist of the following for the three months ended March 31, 2014 and 2013, respectively:

	March 31, 2014	March 31, 2013 (restated)
Professional fees	$6,155,385	$333,842
Compensation and related costs	2,083,589	930,287
Other	1,853,048	462,794
Total selling, general, and administrative expenses	$10,092,022	$1,726,923

NOTE 12.   NOTES PAYABLE

Total interest expense recognized for the three months ended March 31, 2014 and 2013 aggregated to $0, and $41,563, respectively.

Note Payable – Manchester Pharmaceuticals, LLC

On March 26, 2014 upon the acquisition of Manchester, the Company entered into a note payable in the amount of $33 million. The note is non-interest bearing and therefore the Company recorded the loan at present value of $31.2 million using the effective interest rate of 11.07%. The note is due and payable in three consecutive payments, each in the amount of $11 million payable on June 26, 2014, September 26, 2014, and December 12, 2014 (the maturity date).

NOTE 13.   COMMITMENTS AND CONTINGENCIES

Leases and Sublease

On February 28, 2014, the Company amended its lease agreement for its offices located in Carlsbad, CA. The Company increased its Carlsbad office space for approximately $110,000 of additional annual base rent plus rent escalations, common area maintenance, insurance, and real estate taxes under a lease agreement expiring in June 2017.

On April 10, 2014, the Company entered into an amended lease agreement at its principal offices in New York, New York and is responsible for additional rent of approximately $537,264 annually plus rent escalations through April 2015.

Research Collaboration and Licensing Agreements

As part of the Company's research and development efforts, the Company enters into research collaboration and licensing agreements with unrelated companies, scientific collaborators, universities, and consultants. These agreements contain varying terms and provisions which include fees and milestones to be paid by the Company, services to be provided, and ownership rights to certain proprietary technology developed under the agreements. Some of the agreements contain provisions which require the Company to pay royalties, in the event the Company sells or licenses any proprietary products developed under the respective agreements.

Contract Commitments

The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of March 31, 2014:

Year Ending December 31,	Research and Development and other Charitable Donations	Consultants	Operating Leases
2014	$4,416,160	$299,162	$1,062,953
2015	2,941,144	-	1,054,961
2016	-	-	836,978
2017	-	-	69,592
2018	-	-	-
2019 and thereafter	-	-	-
Total	$7,357,304	$299,162	$3,024,484

NOTE 14. STOCKHOLDERS’ DEFICIT

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

Issuances

Public Offering - 2014

On January 9, 2014, the Company completed a public offering of 4,705,882 shares of common stock at a price of $8.50 per share. The Company received net proceeds from the offering of $36,835,007, after deducting the underwriting fees and other offering costs of $3,164,990, which were recorded against additional paid in capital.

Share Based Compensation

For the three months ended March 31, 2014, the Company issued 716,500 shares of restricted common stock. Compensation expense amounted to $3,655,652 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, the Company issued 12,500 shares of restricted common stock. Compensation expense amounted to $159,205 for the three months ended March 31, 2013.

Restricted Shares

As of March 31, 2014 and December 31, 2013, there was approximately $8,395,949 and $1,105,967 of unrecognized compensation cost related to restricted shares issued.  As of March 31, 2014 and December 31, 2013, these amounts are expected to be recognized over a weighted average period of 2.80 and 2.19 years, respectively. Unvested restricted shares consist of the following as of March 31, 2014 and December 31, 2013.

	Employee - number of shares	Non Employee - number of shares	Total number of shares	Weighted Average Grant Date Fair Value

Unvested December 31, 2012	52,772	214,996	267,768	$3.20
Granted	135,000	-	135,000	6.24
Vested	(36,724)	(139,069)	(175,793)	5.44
Forfeited	(20,833)	(37,500)	(58,333)	4.00
Unvested December 31, 2013	130,215	38,427	168,642	6.44
Granted	400,000	-	400,000	15.25
Vested	(16,810)	(18,347)	(35,247)	13.67
Forfeited	-	-	-	-
Unvested March 31, 2014	513,405	19,990	533,395	$13.53

Exercise of Warrants

During the three months ended March 31, 2014, the Company issued 833,197 shares of common stock upon the exercise of warrants for cash received by the Company in the amount of $4,039,151. The Company reclassified $9,300,160 of derivative liability as equity for the value of these warrants on the date of exercise. The warrants were revalued immediately prior to exercise and the change in the fair value of the warrants was recorded as other expense in the condensed consolidated financial statements of the Company.

Stock Options

During the three months ended March 31, 2014, the Company granted options to purchase 1,160,000 shares of common stock to employees of the Company. The options vest as follows: (i) 760,000 vest quarterly in pro rata portions during the 3 years following the effective date of April 1, 2014, (ii) 200,000 vest in twelve equal installments on the last day of each calendar quarter beginning on March 31, 2014, (iii) 100,000 vest upon such time as the Company’s revenues meet or exceed $50 million in the aggregate over any consecutive four fiscal quarter period (but no earlier than February 24, 2015), (iv) 50,000 vest upon such time as the trailing twenty day average of the closing price of the Company’s common stock equals or exceeds $25 per share (but no earlier than February 24, 2015), and (v) 50,000 upon such time as the trailing twenty day average of the closing price of the Company’s common stock equals or exceeds $33 per share (but no earlier than February 24, 2016).

The Company valued 960,000 of these options using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.57%, expected term (in years) of 5.81, expected volatility of 70%, and an exercise price equal to the fair value of the stock on the date of issuance of $19.00 per share. The Company valued 100,000 of the market performance based options using the Binomial Lattice options pricing model. The Company will record stock compensation expense for the 100,000 options that vest based on revenue performance conditions when achievement is considered probable. No compensation expense has been recorded in the current period in relation to the revenue performance based options as this achievement has not yet been deemed probable. For the three months ended March 31, 2014 and 2013, the Company recognized $1,350,703 and $0, respectively, as compensation expense related to the Options. As of March 31, 2014, there was approximately $24,091,555 of unrecognized compensation expense related to stock options.

Stock Repurchases

In the first quarter of 2014, the Company repurchased 248,801 shares of its common stock for an aggregate purchase price of $2,257,336. The Company currently recognizes such repurchased common stock as treasury stock.

NOTE 15.  SUBSEQUENT EVENTS

Lease

On April 10, 2014, the Company entered into an amended lease agreement for additional office space at its principal offices in New York, New York and is responsible for additional rent of approximately $537,264 annually plus rent escalations through April 2015.

Exercise of Warrants

Subsequent to March 31, 2014, the Company issued 411,112 shares of common stock for total proceeds of $2,266,668 upon the exercise of warrants and the Company converted 268,805 warrants into shares of common stock through a cashless exercise.

Restricted Stock Grant

On April 1, 2014, the Company granted 3,500 shares of restricted stock.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” on our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur.  Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

Overview

Our results of operations discussed below reflect our operations during the period in which we are starting up our operations. As a result, these results should not be considered indicative of our anticipated results of operations on a going forward basis.

Business

We are a fully integrated biopharmaceutical company focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases.

During the first quarter of 2014, we completed the acquisition of all of the membership interests of Manchester Pharmaceuticals LLC, a privately-held specialty pharmaceutical company that focuses on treatments for rare diseases. This acquisition expands our ability to address the special needs of patients with rare diseases.

We currently market the following products:

•	Chenodal®, which is available in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age.
•	Vecamyl®, which is available in the United States for the treatment of moderately severe to severe essential hypertension and uncomplicated cases of malignant hypertension.

We generated our first sales in March 2014. Our planned principal operations have commenced due to the acquisition and commercialization of two marketable products. Accordingly, we are no longer deemed to be a development stage company.

We are developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration, or PKAN. Also, we are developing sparsentan, formerly known as RE-021, a dual acting receptor antagonist of angiotensin and endothelin receptors, for the treatment of focal segmental glomerulosclerosis, or FSGS. We are developing SyntocinonTM Nasal Spray in the U.S. to assist initial postpartum milk ejection, and for the treatment of Schizophrenia and Autism. Syntocinon Nasal Spray is currently marketed by Novartis and Sigma-Tau in Europe and other countries for aiding milk let-down. In addition, we are developing RE-034, a synthetic hormone analogue that is composed of the first 24 amino acids of the 39 amino acids contained in ACTH for the treatment of Infantile Spasms, or IS, and Nephrotic Syndrome, or NS. We also has several additional programs in preclinical development, including RE-001, a therapy for the treatment of Duchenne muscular dystrophy, or DMD.

Our plan of operation for the years ending December 31, 2014 and 2015 is to continue implementing our business strategy, including the clinical development of our four drug candidates, focusing primarily on the development of Sparsentan for the treatment of FSGS, RE-024 for the treatment of PKAN, RE-034 for the treatment of Infantile Spasms and Nephrotic Syndrome, and Syntocinon for the treatment of Schizophrenia and possibly Autism. We also intend to expand our drug product portfolio by acquiring additional drugs for marketing or development. During the next 12 months, our principal expenditures may include the following:

•	We expect to incur operating expenses, including expanded research and development and general and administrative expenses.

•
We expect to incur product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for our four products and the costs of ongoing and planned clinical trials. We expect to conduct multiple clinical trials for our assets, including a Phase 2 clinical trial for Sparsentan for the treatment of FSGS, a Phase 1 clinical trial for RE-024 for the treatment of PKAN, Phase 1 and 3 trials for RE-034 for the treatment of Infantile Spasms and Nephrotic Syndrome, and a Phase 2 trial for Syntocinon for the treatment of Schizophrenia.  The expected costs associated with these trials amount to approximately $15-$20 million through March 2015.

•
We plan to re-introduce Syntocinon to the market for its original indication for aiding milk let-down.  The re-launch is expected to cost approximately $3 million, which includes the contracting of a salesforce, market analysis, marketing and physician outreach and other related launch expenses.

•
We plan to incur approximately $8.5 million in pre-clinical expenses in non-human studies to confirm safety and efficacy of our assets.  Such amount includes sponsored research to which we have committed to.

As part of our planned expansion, we expect to aggressively increase our work staff by hiring up to 100 full-time employees by the end of 2014 for research and development activities and general and administrative activities. Total personnel costs through March 2015 are expected to be approximately $29.5 million, with $15.4 million in research and development and $14.1 million in general and administrative. We expect to incur approximately $2.1 million in expenses related to operating as a public entity.  We will also continue to rely on outside counsel until we are ready to hire internal counsel. We also will incur $4 million in license maintenance fees due to Novartis ($3 million) for the Syntocinon license, and to Dr. Weg ($1 million) for the license of a product for the treatment of central nervous system disorders. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. At our current and desired pace of commercialization and clinical development of our drugs, through March 2015, we cannot assure you these amounts will be sufficient to fund our operations over the course of the next two years and we may need to expend significantly greater amounts to accomplish our goals.

Products and Research and Development Programs

Chenodal® (chenodiol tablets)

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

We intend to seek FDA approval of Chenodal for the treatment of cerebrotendinous xanthomatosis, a rare autosomal recessive lipid storage disease for which there are no FDA approved treatments.  We also plan to develop Chenodal for other indications, which may include the potential treatment of patients with primary biliary cirrhosis.

Vecamyl® (mecamylamine hydrochloride)

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

RE-024

We are developing RE-024, a novel small molecule, as a potential treatment for PKAN. PKAN is the most common form of neurodegeneration with brain iron accumulation. Classic PKAN is a genetic disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect 1 to 3 persons per million . PKAN typically manifests in childhood with a profound, progressive dystonia and is usually lethal. There are currently no viable treatment options for patients with PKAN. RE-024 is a phosphopantothenate prodrug replacement therapy with the goal of restoring the supply of this operative substrate in PKAN patients. We intend to File an IND with the FDA for RE-024, so that we will be able to initiate a Company-sponsored Phase I clinical trial of RE-024. On May 12, 2014, we announced that we have made RE-024 available worldwide to physicians who are treating PKAN patients under local compassionate use regulations. A European health regulator approved the initiation of dosing RE-024 in PKAN under a named patient program.

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

RE-034 (Tetracosactide Zinc)

RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in ACTH, formulated together with zinc. RE-034 exhibits the same physiological actions as endogenous ACTH by binding to all five melanocortin receptors (MCR), resulting in its anti-inflammatory and immunomodulatory effects. In 2014, we plan to submit an IND for RE-034 for the treatment of Infantile Spasms and Nephrotic Syndrome to the FDA.

RE-034 in Infantile Spasms

Infantile Spasms, or IS, also known as West syndrome, is a form of epileptic encephalopathy that begins in infancy . IS is considered a catastrophic form of epilepsy due to the difficulty in controlling seizures and normalization of electroencephalography in addition to strong association with sequelae of developmental delay and mental retardation. Commercially available ACTH formulations that are substantially similar to RE-034 have been shown to be an effective treatment of Infantile Spasms. We intend to initiate a Phase 3 clinical trial of RE-034 for the treatment of Infantile Spasms in 2014.

RE-034 in Nephrotic Syndrome

We intend to initiate studies of RE-034 for the treatment of Nephrotic Syndrome, or NS. Nephrotic Syndrome is a kidney disorder that leads to proteinuria, a condition in which an excess of proteins are contained in a patient’s urine . Long-term conventional immunosuppression therapies have been used effectively to induce remission of proteinuria; however, many patients with Nephrotic Syndrome will relapse after remission or are resistant to primary and secondary treatments. Commercially available ACTH formulations that are substantially similar to RE-034 have been shown to successfully induce remission of proteinuria in patients with Nephrotic Syndrome. We intend to initiate a Phase 3 clinical trial of RE-034 for the treatment of Nephrotic Syndrome in 2014.

RE-001

RE-001 is a recombinant, modified form of utrophin, a protein similar to the dystrophin protein that is missing in the muscles of DMD patients.  RE-001 is a preclinical investigational program.  Production scale-up of the molecule is underway, and in vivo evaluation of clinical trial quality material may begin in 2014.

Results of Operations

We believe our ability to continue operations depends on our ability to raise capital.  Our future depends on the costs, timing, and outcome of regulatory reviews of our product candidates and the costs of commercialization activities, including product marketing, sales and distribution.  These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the Three Month Period Ended March 31, 2014 compared to the Three Month Period Ended March 31, 2013

Net Product Sales:

We generated our first sale in March 2014 after completing the acquisition of all of the membership interests of Manchester Pharmaceuticals LLC on March 26, 2014.  Net product sales consist of sales of Vecamyl. We recognized net product sales $27,900 and $0 respectively for the three month period ended March 31, 2014 and 2013.

Operating Expenses

Our operating expenses for the three month period ended March 31, 2014 were $17 million compared to $1.9 million for the three month period ended March 31, 2013, which represents an increase of $15.1 million or 795%. The expense increase was principally attributable to an increase in our compensation and related costs in the amount of $1 million, an increase in our professional fees in the amount of $5.8 million, an increase in other selling, general and administrative costs in the amount of $1.5 million and an increase in our research and development expenses in the amount of $6.7 million. Our increase in compensation and related costs of $1 million is a result of an increase in stock based compensation of $1.2 million offset by a decrease in salary expense and related expenses of $0.2 million. Our increase in professional fees of $5.8 million is a result of an increase in stock based compensation of $3.1 million and an increase of $2.7 million in professional fees related to accounting, consulting, investor and public relations and legal expenses for public offering. Our increase in other selling, general and administrative costs of $1.5 million is a result of an increase in business development expenses of $0.6 million and an increase in cash expenditures related to business operations of $0.9 million. Our increase in research and development expenses of $6.7 million is a result of an increase our external service provider costs of $4.4 million for products and research and development programs, an increase in our internal personnel cost of $1.5 million, and an increase in license expense of $0.8.

Other Income (Expense)

Other expense for the three month period ended March 31, 2014 was $53.6 million compared to other expense of $3 million for the three month period ended March 31, 2013, which represents an increase of $50.6 million or 1687%. The increase was primarily attributable to the change in fair value of derivative financial instruments of $50.6 million. The increase in the fair value of derivative financial instruments of $50.6 million was a result of the significant increase in our stock price.

Costs and Expenses

Compensation and related costs include salaries, bonuses and benefits to our executives and employees and vested restricted shares and options granted to members and employees.

Professional fees include vested restricted shares granted to consultants and direct transfers of shares to consultants by members; research and development fees for drug candidates (RE-021 and RE-024), for the treatment of FSGS and PKAN and evaluation of potential new technologies; legal expenses related to licensing and production acquisition, employment and consulting agreements and general corporate work; consulting fees; accounting fees; and public and investor relations fees.

Selling, general and administrative include rent expense, depreciation and amortization, settlement charges, travel and entertainment, recruiting, insurance, business developments, advertising and other operating expenses.

Research and development include consulting fees and expenses related to RE-021 (FSGS) and RE-024 (PKAN).

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the foreseeable future. Therefore we will either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

Our continued operations will depend on whether we can successfully raise additional funds through equity and/or debt financing. Such additional funds may not become available on acceptable terms, if at all, and we cannot assure you that any additional funding we do obtain will be sufficient to meet our needs in the long term. Since inception, through March 31, 2014, we have raised approximately $76.1 million through capital contributions and notes payable from Retrophin shareholders and related parties.

Since inception through March 31, 2014, we have incurred a net loss of approximately $138 million, including stock-based compensation charge of approximately $5 million and a change in estimated fair value of liability classified warrants recorded of $53.6 million for the three month period ended March 31, 2014.  At March 31, 2014, we had a working capital deficit of approximately $107 million; however, the working capital deficit includes a derivative liability of approximately $69 million for warrants issued in financing transactions. Our accumulated deficit amounted to $138 million at March 31, 2014.

On January 9, 2014, we completed a public offering of 4,705,882 shares of common stock at a price of $8.50 per share. We received net proceeds from the offering of $36,835,007, after deducting the underwriting fees and other offering costs of $3,164,990.

Since our inception in 2011, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. As of March 31, 2014 and December 31, 2013, our stockholders’ deficit was $35.4 million and $18.3 million, respectively. Our net loss for the three month period ended March 31, 2014 was $70.6 million compared to $4.9 million for the three month period ended March 31, 2013. Net cash used in operating activities was $9.8 million for the three month period ended March 31, 2014 compared to $4.6 for the three month period ended March 31, 2013. Operations since inception have been funded entirely with the proceeds from equity and debt financings. As of March 31, 2014, we had cash of $3.7 million. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

Cash Flows from Operating Activities

Operating activities used approximately $9.8 million of cash during the three month period ended March 31, 2014 compared $4.6 million for the three month period ended March 31, 2013. The increase of $5.2 million was the result of an increase in net loss of $65.8 million offset by non-cash charges of $55.7 million and a net change in operating assets and liabilities of $4.9 million. Cash used in operations has increased as we have expanded our operations and increased our research and development efforts significantly from the prior year.

Cash Flows from Investing Activities

Cash used in investing activities for the three month period ended March 31, 2014 was $31.1 million compared to $1.3 million for the three month period ended March 31, 2013. The increase of $29.8 million was primarily the result of net cash payments made upon acquisition of $29.1 million, an increase in the cover of securities sold, not yet purchased of $5 million, an increase in  purchase of marketable securities of $2.7 million, and an increase in the purchase of fixed and intangible assets of $0.2 million, offset by the proceeds from securities sold, not yet purchased of $4.3 million, the proceeds from sale of marketable securities $1.6 million, and the decrease in repayment of a technology license liability of $1.3 million.

Cash Flows from Financing Activities

For the three month period ended March 31, 2014, cash provided by financing activities was $38.6 million compared to $8.4 million during the three month period ended March 31, 2013. The increase of $30.2 million was primarily a result of an increase of $27.6 million in proceeds received from the issuance of common stock, an increase of $4 million in proceeds from the exercise of warrants, a decrease in the repayment of amounts due to related parties of $0.9 million, offset by the purchase of treasury stock of $ 2.3 million.

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

Accounts Receivable – Trade

Our trade accounts receivable represents amounts due from our customer. We monitor the financial performance and credit worthiness of our customer so that we can properly assess and respond to changes in their credit profile. We provides reserves against trade receivables for estimated losses that may result from our customer's inability to pay. Amounts determined to be uncollectible are written-off against the reserve.

Inventory

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the first-in, first-out, or FIFO, method. We periodically analyzes our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, our products are subject to strict quality control and monitoring which our manufacturers perform throughout their manufacturing process.

Revenue Recognition

Product sales consist of U.S. sales of Chenodal and Vecamyl. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, we have no further performance obligations, and returns can be reasonably estimated. We record revenue from product sales upon delivery to our customer.

We sell Chenodal and Vecamyl in the United States to a specialty pharmacy. Under this distribution model, the specialty pharmacy takes title of the inventory and sells directly to patients.

Government Rebates and Chargebacks: We estimate reductions to product sales for Medicaid programs, and for certain other qualifying federal and state government programs. Based upon our contracts with government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, and estimated payer mix, we estimate and record an allowance for rebates and chargebacks. Our liability for Medicaid rebates consists of estimates for claims that a state will make for a current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, and invoices received for claims from prior quarters that have not been paid. Our customer charges us for the difference between what they pay for the products and the ultimate selling price.

Distribution-Related Fees: We have written contracts with our customer that include terms for distribution-related fees. We estimate and record distribution and related fees due to our customer based on gross sales.

Prompt Pay Discounts: We offer discounts to our customer for prompt payments. We estimate these discounts based on customer terms and historical experience, and expect that our customer will always take advantage of this discount. Therefore, we accrue 100% of the prompt pay discount that is based on the gross amount of each invoice, at the time of sale.

Product Returns: Consistent with industry practice, we offer our customer a limited right to return product purchased directly from us, which is principally based upon the product's expiration date. Product returned is generally not resalable given the nature of our products and method of administration. We develop estimates for product returns based upon historical experience, inventory levels in the distribution channel, shelf life of the product, and other relevant factors. We monitor product supply levels in the distribution channel, as well as sales by our customer to patients using product-specific data provided by our customer. If necessary, our estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.

During the quarter ended March 31, 2014, one customer accounted for 100% of our revenues and accounts receivable.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2014 and December 31, 2013, we have $1,522,063, and $0, respectively, as a liability for unrecognized tax uncertainties. We have recorded an indemnification asset in the amount of $1,522,063 in relation to our tax uncertainties as of March 31, 2014.

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

As of March 31, 2014, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we (i) have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) have limited segregation of duties.

We intend to design and implement policies and procedures to remediate our ineffective internal controls over financial reporting in fiscal 2014, including the implementation of a new accounting system and related internal procedures, hiring personnel dedicated to managing disbursements, and hiring independent third-party consultants with expertise in controls and procedures.

Change In Internal Control Over Financial Reporting

The post-acquisition integration of Manchester Pharmaceuticals LLC related activities during the quarter represents a material change in our internal control over financial reporting.

We are designing processes and internal controls to improve our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We have no material proceedings pending nor are we aware of any pending investigation or threatened litigation by any third party.

Item 1A.  Risk Factors.

There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended December 31, 2013.

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

Date: May 15, 2014	RETROPHIN, INC.

	By:	/s/ Martin Shkreli
Name: Martin Shkreli
Title: Chief Executive Officer

	By:	/s/ Marc Panoff
Name: Marc Panoff
Title: Chief Financial Officer