Form 10-Q
period 2014-09-30
Retrophin, Inc.
filed 2014-11-13
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(646) 837-5863

(Registrant’s Telephone number including area code)

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

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of November 12, 2014 was 26,699,847.

RETROPHIN, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2014

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

RETROPHIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Current assets:
Cash	$25,861,729	$5,997,307
Marketable securities	11,930,492	132,994
Accounts receivable	4,676,688	-
Inventory, net	683,565	-
Prepaid expenses and other current assets	2,292,085	1,370,943
Total current assets	45,444,559	7,501,244

Property and equipment, net	633,167	127,427
Security deposits	337,014	244,058
Restricted cash	40,000	40,000
Other asset	1,921,265	-
Investment	400,000	-
Intangible assets, net	96,219,940	12,586,150
Goodwill	935,935	-
Total assets	$145,931,880	$20,498,879

Liabilities and Stockholders' Deficit

Current liabilities:
Deferred technology purchase liability, current portion	$1,500,000	$1,634,630
Accounts payable	11,285,010	3,553,567
Accrued expenses	11,692,302	3,526,434
Securities sold, not yet purchased	3,150,413	1,457,901
Other liability	774,067	-
Acquisition-related contingent consideration, less current portion	2,253,075	-
Derivative financial instruments, warrants	18,480,000	25,037,346
Total current liabilities	49,134,867	35,209,878

Note payable	40,160,206	-
Convertible debt	43,132,928	-
Other liability	12,565,722	-
Acquisition-related contingent consideration, less current portion	9,984,855	-
Deferred technology purchase liability, less current portion	1,000,000	1,000,000
Deferred income tax liability, net	141,151	2,600,899

Total liabilities	156,119,729	38,810,777

Commitments and contingencies

Stockholders' Deficit:
Preferred stock Series A $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 26,699,847 and 18,546,363 issued and 26,320,256 and 18,415,573 outstanding, respectively	2,670	1,855
Additional paid-in capital	138,414,487	50,189,127
Treasury stock, at cost, 379,591 and 130,790, respectively	(3,214,608)	(957,272)
Accumulated deficit	(149,134,700)	(67,435,621)
Accumulated other comprehensive income (loss)	3,744,302	(109,987)
Total stockholders' deficit	(10,187,849)	(18,311,898)
Total liabilities and stockholders' deficit	$145,931,880	$20,498,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net product sales	$8,348,583	$-	$14,118,217	$-

Operating expenses:
Cost of goods sold	197,411	-	233,271	-
Research and development	13,018,729	1,399,875	33,603,446	2,113,813
Selling, general and administrative	18,575,982	3,754,611	41,180,510	10,391,061

Total operating expenses	31,792,122	5,154,486	75,017,227	12,504,874

Operating loss	(23,443,539)	(5,154,486)	(60,899,010)	(12,504,874)

Other income (expenses):
Interest income (expense), net	(2,629,101)	4	(4,807,502)	(41,554)
Finance expense	(12,500)	-	(4,720,780)	-
Realized gain on sale of marketable securities, net	168,943	59,737	543,784	59,737
Change in fair value of derivative instruments - gain (loss)	6,359,144	(5,803,054)	(14,276,072)	(8,198,672)
Gain (loss) on transactions denominated in foreign currencies	753	-	753	(3,873)
Total other income (expense), net	3,887,239	(5,743,313)	(23,259,817)	(8,184,362)

Loss before provision for income taxes	(19,556,300)	(10,897,799)	(84,158,827)	(20,689,236)

Income tax benefit	-	-	2,459,748	-

Net loss	$(19,556,300)	$(10,897,799)	$(81,699,079)	$(20,689,236)

Net loss per common share, basic	$(0.73)	$(0.71)	$(3.24)	$(1.62)
Net loss per common share, diluted	$(0.89)	$(0.71)	$(3.24)	$(1.62)
Weighted average common shares outstanding, basic	26,682,510	15,365,631	25,229,847	12,797,714
Weighted average common shares outstanding, diluted	28,210,225	15,365,631	25,229,847	12,797,714

Comprehensive Loss:

Net loss	$(19,556,300)	$(10,897,799)	$(81,699,079)	$(20,689,236)

Unrealized gain (loss) on sale of marketable securities	3,232,213	(154,834)	3,854,289	(154,834)

Comprehensive loss	$(16,324,087)	$(11,052,633)	$(77,844,790)	$(20,844,070)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

						Accumulated other		Total
	Common stock		Common stock in treasury		Additional paid in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	deficit

Balance - December 31, 2013	18,546,363	$1,855	(130,790)	$(957,272)	$50,189,127	$(109,987)	$(67,435,621)	$(18,311,898)

Share based compensation	1,084,178	108	-	-	14,708,993	-	-	14,709,101

Issuance of common stock in connection with January 2014 public offering at $8.5 per share, net of fees of $3,164,990	4,705,882	471	-	-	36,834,536	-	-	36,835,007
Exercise of warrants and reclassification of the derivative liability	1,962,377	196	-	-	31,701,852	-	-	31,702,048
Adjustment in connection with August 2013 private placement	-	-	-	-	271,739	-	-	271,739
Treasury stock	-	-	(248,801)	(2,257,336)	-	-	-	(2,257,336)

Issuance of common stock to convertible debt holders	401,047	40	-	-	4,708,240	-	-	4,708,280
Unrealized gain	-	-	-	-	-	3,854,289	-	3,854,289
Net loss	-	-	-	-	-	-	(81,699,079)	(81,699,079)
Balance - September 30, 2014	26,699,847	$2,670	(379,591)	$(3,214,608)	$138,414,487	$3,744,302	$(149,134,700)	$(10,187,849)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(81,699,079)	$(20,689,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,542,809	159,128
Realized gain on marketable securities	(543,784)	(59,737)
Amortization of deferred financing costs	36,733	-
Amortization of debt discount	534,005	-
Share based compensation	14,709,101	2,029,505
Change in estimated fair value of liability classified warrants	14,276,072	8,198,672
Non-cash financing cost	4,708,280	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,676,688)	-
Inventory	(165,560)	-
Settlement payable	-	1,691,400
Prepaid expenses and other assets	(1,241,595)	(458,817)
Accounts payable and accrued expenses	13,764,403	(313,357)
Net cash used in operating activities	(36,755,303)	(9,442,442)

Cash Flows From Investing Activities:
Purchase of fixed assets	(581,158)	(22,243)
Purchase of intangible assets	(3,301,534)	(5,700)
Payments for security deposits for exclusivity of certain licenses	-	(2,250,000)
Repayment of technology license liability	-	(1,300,000)
Security deposits	(92,956)	(40,000)
Proceeds from the sale of marketable securities	2,251,571	377,945
Purchase of marketable securities	(10,148,642)	(3,430,418)
Proceeds from securities sold, not yet purchased	7,499,946	-
Cover securities sold, not yet purchased	(5,309,791)	-
Cash paid for investment	(400,000)	-
Cash paid upon acquisition, net of cash acquired	(29,150,000)	-
Net cash used in investing activities	(39,232,564)	(6,670,416)

Cash Flows From Financing Activities:
Repayment of net amounts due to related parties	-	(13,200)
Repayment of note payable - related party	-	(884,764)
Payment of acquisition-related contingent consideration	(562,071)	-
Repayment of other liability	(31,921)	-
Proceeds from Credit Agreement	42,366,210	-
Proceeds from Note Purchase Agreement	42,924,169	-
Proceeds from the exercise of warrants	8,337,380	-
Proceeds received from issuance of common stock, net	36,835,007	31,355,455
Payment to investors that participated in August 2013 financing	(475,000)	(946,196)
Repayment of Manchester Note payable	(31,282,972)	-
Purchase of treasury stock, at cost	(2,257,336)	-
Net cash provided by financing activities	95,853,466	29,511,295

Effect of exchange rate on cash	(1,177)	-

Net increase in cash	19,864,422	13,398,437
Cash, beginning of year	5,997,307	11,388

Cash, end of period	$25,861,729	$13,409,825

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,114,110	28,263
Non-cash investing and financing activities:
Reclassification of derivative liability to equity due to exercise of warrants	$23,364,668	$-
Present value of contingent consideration payable to sellers of Manchester Pharmaceuticals LLC	$12,237,930	$-
Present value of guaranteed minimum royalty payable to sellers of Thiola	$11,817,727	$-
Note payable entered into upon consummation of Manchester Pharmaceuticals LLC	$31,282,972	$-
Unrealized gain on marketable securities	$3,701,143	$(154,834)
Unrealized gain on securities sold, not yet purchased	$34,159	$-
Allocation of proceeds from issuance of common stock to registration payment obligation	$-	$360,000
Share issued on behalf of related party	$-	$44,400

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

Acquisition of Manchester Pharmaceuticals LLC

On March 26, 2014, the Company completed its acquisition of all of the membership interests of Manchester Pharmaceuticals LLC, a privately-held specialty pharmaceutical company that focuses on treatments for rare diseases. The acquisition expanded the Company’s ability to address the special needs of patients with rare diseases.

Thiola® License

On May 29, 2014, the Company entered into a license agreement with Mission Pharmacal Company (“Mission”), a privately-held healthcare medications and treatments provider, for the U.S. marketing rights to Thiola. The license added Thiola to the Company’s product line. In July 2014, the Company amended the license agreement with Mission to secure the Canadian marketing rights to the product.

As of September 30, 2014, the Company sells the following three products:

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

The Company is developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). Certain European and South American health regulators have approved the initiation of dosing RE-024 in PKAN under a physician initiated studies and the Company intends to file a U.S. Investigational New Drug (“IND”) Application in fiscal 2015. Also, the Company is developing Sparsentan, formerly known as RE-021, a dual acting receptor antagonist of angiotensin and endothelin receptors, for the treatment of focal segmental glomerulosclerosis (“FSGS”). In addition, the Company is developing RE-034, a synthetic hormone analogue that is composed of the first 24 amino acids of the 39 amino acids contained in Adrenocorticotropic hormone (“ACTH”) for the treatment of Infantile Spasms (“IS”), and Nephrotic Syndrome (“NS”). The Company also has additional programs in preclinical development. We are currently exploring options relating to the future development of RE-034.

On October 13, 2014, the Company signed a Letter of Intent on the terms for the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses and assets to Turing Pharmaceuticals. The closing is subject to various conditions, including the negotiation and execution of a binding definitive agreement between the Company and Turing Pharmaceuticals and the receipt of necessary third party consents, and is expected to occur by the end of the first quarter of fiscal 2015 (see Note 13).

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

NOTE 3.  Liquidity and Financial Condition and Management’s Plans

The Company incurred a net loss of approximately $81.7 million, which includes a charge for the change in fair value of derivative instruments in the amount of $14.3 million, for the nine months ended September 30, 2014. At September 30, 2014, the Company had a cash balance of approximately $25.9 million and a working capital deficit of approximately $3.7 million. The Company’s accumulated deficit amounted to approximately $149.1 million as of September 30, 2014.

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

On May 29, 2014, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) relating to the private placement of $46 million aggregate principal senior convertible notes with an interest rate of 4.50% due 2019 (the “Notes”). The Company received net proceeds from the sale of the Notes of approximately $43.0 million.

On June 30, 2014, the Company entered into a $45 million Credit Agreement (the “Credit Agreement”) which matures on June 30, 2018 and bears interest at an annual rate of (i) the Adjusted LIBOR Rate plus 10% or (ii) in certain circumstances, the Base Rate (as such term defined in the Credit Agreement) plus 9%. The Company received net proceeds from the Credit Agreement of approximately $42.4 million.

On June 30, 2014, the Company made the final payment of $33 million to the sellers of Manchester Pharmaceuticals LLC (“Manchester”) in full satisfaction of the outstanding amount owed for the acquisition of all membership interest of Manchester (see Note 5).

On October 13, 2014, the Company signed a Letter of Intent on the terms of the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses and assets to Turing Pharmaceuticals, which include an up-front payment to the Company of $3 million and the assumption of certain liabilities, including license fees and royalties (see Note 13).

Management believes the Company’s ability to continue its operations depends on its results of operations and continued financings. Management believes that the Company will continue to incur losses for the immediate future. For the nine months ended September 30, 2014, the Company has generated revenue and is trying to achieve positive cash flow from operations. The Company’s future depends on the costs, timing, and outcome of regulatory reviews of its product candidates, ongoing research and development, the funding of planned or potential acquisitions, other planned operating activities, and the costs of commercialization activities, including ongoing, product marketing, sales and distribution. The Company expects to finance its cash needs from results of operations and depending on the results of operations, the Company may need additional private and public equity offerings and debt financings, corporate collaboration and licensing arrangements and grants from patient advocacy groups, foundations and government agencies. Although management believes that the Company has access to capital resources, there are no commitments for financing in place at this time, nor can management provide any assurance that such financing will be available on commercially acceptable terms, if at all.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

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

Inventory

Inventory is stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and write down such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process.

Inventory consists of the following at September 30, 2014:

September 30, 2014
Raw material	$314,625
Finished goods	368,940
Total inventory	$683,565

Income Taxes

The Company follows Financial Accounting Standard Board (“FASB”) ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2014 and December 31, 2013, the Company had $1.5 million and $0, respectively, recorded as a liability for unrecognized tax uncertainties, included in other liability-long term in the condensed consolidated balance sheet.

Revenue Recognition

Product sales as of September 30, 2014 consisted of U.S. sales of Chenodal, Vecamyl, and Thiola. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, the Company has no further performance obligations, and returns can be reasonably estimated. The Company records revenue from product sales upon delivery to its customers. The Company sells Chenodal and Vecamyl in the United States to a specialty pharmacy. Under this distribution model, the specialty pharmacy takes title of the inventory FOB shipping point and sells directly to patients. The Company sells Thiola in the United States and Canada through a specialty distributor. Under this model, the Company will record revenues once the distributor ships products to customers and such customers take title of the inventory FOB shipping point.

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

Distribution-Related Fees: The Company has written contracts with its customers that include terms for distribution-related fees. The Company estimates and records distribution and related fees due to its customer based on gross sales. The Company records fees paid to distributors as a reduction of revenue.

Prompt Pay Discounts: The Company offers discounts to its customers for prompt payments. The Company estimates these discounts based on customer terms and historical experience, and expect that its customers will always take advantage of this discount. Therefore, the Company accrues 100% of the prompt pay discount that is based on the gross amount of each invoice, at the time of sale.

Product Returns: Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. Product returned is generally not resalable given the nature of the Company’s products and method of administration. The Company develops estimates for product returns based upon historical experience, inventory levels in the distribution channel, shelf life of the product, and other relevant factors. The Company monitors product supply levels in the distribution channel, as well as sales by its customers to patients using product-specific data provided by its customers. If necessary, the Company’s estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.

During the three and nine months ended September 30, 2014, one customer accounted for 97% of the Company’s revenues. As of September 30, 2014, this customer accounted for 100% of accounts receivable.

Loss per Share

The Company follows ASC 260, “Earnings per Share” (“EPS”), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

The following sets forth the computation of diluted EPS for the three months ended September 30, 2014:

	Three months ended September 30, 2014
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(19,556,300)	26,682,510	$(0.73)
Change in fair value of derivative instruments	(5,689,144)	-
Dilutive shares related to warrants	-	1,527,715
Dilutive EPS	$(25,245,444)	28,210,225	$(0.89)

Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented for the nine months ended September 30, 2014 and 2013 in the condensed consolidated financial statements as their effect would be anti-dilutive.  The total number of shares issuable upon exercise of options that were not included in dilutive loss per share for the three and nine months ended September 30, 2014 were 2,852,500. The total number of shares issuable upon conversion of debt that were not included in dilutive earnings per share for the three and nine months ended September 30, 2014 were 2,642,160 and 3,106,345, respectively. The total number of shares issuable upon exercise of options that were not included in dilutive loss per share for the three and nine months ended September 30, 2013 were 120,000. The total number of shares issuable upon exercise of warrants that were not included in dilutive loss per share for the three and nine months ended September 30, 2014 were 337,500. The total number of shares issuable upon exercise of warrants that were not included in dilutive earnings per share for the three and nine months ended September 30, 2013 were 1,917,792.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The guidance will be effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements-Going Concern“(Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

Note 5.  BUSINESS COMBINATION

Manchester Pharmaceuticals LLC

On March 26, 2014 (the “Manchester Closing Date”), the Company acquired 100% of the outstanding membership interests of Manchester. Under the terms of the agreement, the Company paid $29.5 million upon consummation of the transaction, of which $3.2 million was paid by Retrophin Therapeutics International LLC, a newly formed indirect wholly owned subsidiary, for rights of product sales outside of the United States. Acquisition costs amounted to approximately $0.3 million and have been recorded as selling, general, and administrative expense in the accompanying condensed consolidated financial statements. The Company entered into a promissory note with Manchester for $33 million which was discounted to $31.3 million to be paid in three equal installments of $11 million within three, six, and nine months after the Manchester Closing Date. On June 30, 2014, the Company paid the sellers of Manchester $33 million in full satisfaction of the outstanding amount owed.

In addition, the Company agreed to make contractual payments based on 10% of net sales of the products Chenodal and Vecamyl to the former members of Manchester. Additional contingent payments will be made based on 5% of net sales from new products derived from Chenodal and Vecamyl. Acquisition-related contingent consideration estimated at $12.8 million will be revalued at each reporting period and any change in valuation will be recorded in the Company’s statement of operations.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on the preliminary purchase price allocation, the purchase price of $73.2 million has resulted in goodwill of $0.9 million and is primarily attributed to the synergies expected to arise after the acquisition. The $0.9 million of goodwill resulting from the acquisition is deductible for income tax purposes.

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

The purchase included $72 million of intangible assets with definite lives related to product rights, trade names, and customer relationships with values of $71.4 million, $0.2 million, and $0.4 million, respectively. The useful lives related to the acquired product rights, trade names, and customer relationships are expected to be approximately 16, 1 and 10 years, respectively. Under the terms of the agreement, the sellers agreed to indemnify the Company for uncertain tax liabilities, any breach of any representation or warranty the sellers made to the purchaser, failure of the sellers to perform any covenants or obligations made to the purchaser, and third party claims relating to the operation of the Company and events occurring prior to the Manchester Closing Date. As of September 30, 2014, the Company has recorded an indemnification asset with a corresponding liability in the amount of $1.5 million related to uncertain tax liabilities.

The purchase price allocation of $73.2 million as of the Manchester Closing Date was as follows:

Amount (in thousands)
Cash paid upon consummation, net	$29,150
Secured promissory note	31,283
Fair value of acquisition-related contingent consideration	12,800
Total purchase price	$73,233

Prepaid expenses	116
Inventory	517
Product rights	71,372
Trade names	175
Customer relationship	403
Goodwill	936
Other asset	1,522
Accounts payable and accrued expenses	(286)
Other liability	(1,522)
Total allocation of purchase price consideration	$73,233

Pro Forma Operating Results

The following table provides unaudited pro forma results of operations for the three and nine months ended September 30, 2014 and 2013, as if the March 26, 2014 acquisition had occurred on January 1, 2013. The pro forma results of operations were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2013 or of results that may occur in the future.

	Pro Forma (Unaudited)
	Three months ended September 30, (in thousands, except per share data)		Nine months ended September 30, (in thousands, except per share data)
	2014	2013	2014	2013
Net product sales	$8,349	$1,098	$15,337	$3,295
Net loss	$(19,556)	$(10,033)	$(81,080)	$(18,096)
Net loss per common share, basic	$(0.73)	$(0.65)	$(3.21)	$(1.41)

NOTE 6. MARKETABLE SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED

The Company measures marketable securities and securities sold, not yet purchased on a recurring basis. Generally, the types of securities the Company invests in are traded on a market such as the NASDAQ Global Market, which the Company considers to be Level 1 measurements.

Marketable securities and securities sold, not yet purchased at September 30, 2014 consisted of the following:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Marketable securities available-for-sale:	$8,220,349	$3,732,622	$22,479	$11,930,492
Securities sold, not yet purchased	$3,184,572	$47,035	$12,876	$3,150,413

Marketable securities and securities sold, not yet purchased at December 31, 2013 consisted of the following:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Marketable securities available-for-sale:	$129,702	$3,292	$-	$132,994
Securities sold, not yet purchased	$1,344,622	$13,256	$126,535	$1,457,901

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

The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s accompanying condensed consolidated statements of operations.  The Company recorded a gain on a change in the estimated fair value of warrants of $6.4 million and a loss on a change in the estimated fair value of warrants of $5.8 million during the three months ended September 30, 2014 and 2013, respectively. The Company recorded a loss on a change in the estimated fair value of warrants of $14.3 million and $8.2 million during the nine months ended September 30, 2014 and 2013, respectively.

The Company calculated the fair value of the warrants using the Binomial Lattice options pricing model at inception and on each subsequent valuation date.  The assumptions used at September 30, 2014 and December 31, 2013 are as follows:

	As of
	September 30, 2014	December 31, 2013
Fair value of common stock	$9.02	$7.00
Expected life (in years), represents the weighted average period until next liquidity event	.75 – 1.00 years	4.12 – 4.62 years
Risk-free interest rate	1.2% – 1.69%	1.39%
Expected volatility	85%	93 – 97%
Dividend yield	0.00%	0.00%

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

In estimating the fair value of the Company’s marketable securities available-for-sale and securities sold, not yet purchased, the Company used quoted prices in active markets (see Note 6).

In estimating the fair value of the Company’s derivative liabilities, the Company used the Binomial Lattice options pricing model at inception and on each subsequent valuation date (see Note 7).

In estimating the fair value of the Company’s contingent consideration, the Company used the comparable uncontrolled transaction (“CUT”) method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

Financial instruments with carrying values approximating fair value include cash, accounts receivable, deposits on license agreements, and accounts payable.

The following table presents the Company’s asset and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2014:

	As of September 30, 2014	Fair Value Hierarchy at September 30, 2014
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$11,930,492	$11,930,492	$-	$-

Liabilities:

Derivative liability related to warrants	$18,480,000	$-	$-	$18,480,000
Securities sold, not yet purchased	$3,150,413	$3,150,413	$-	$-
Acquisition-related contingent consideration	$12,237,930	$-	$-	$12,237,930

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

The following table sets forth a summary of changes in the estimated fair value of the Company’s derivative financial instruments, warrants liability for the period from January 1, 2014 through September 30, 2014:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$25,037,346
Issuance of common stock warrants, September 30, 2014 (see Note 10)	2,531,250
Reclassification of derivative liability to equity upon exercise of warrants	(23,364,668)
Change in estimated fair value of liability classified warrants	14,276,072
Balance at September 30, 2014	$18,480,000

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820.

The following table sets forth a summary of changes in the estimated acquisition-related contingent consideration for the period from January 1, 2014 through September 30, 2014:

Fair Value Measurements of Acquisition-Related Contingent Consideration
Balance at January 1, 2014	$-
Present value of contractual payments, contingent consideration upon acquisition	12,800,000
Contractual Payments	(562,070)
Balance at September 30, 2014	$12,237,930

NOTE 9. INTANGIBLE ASSETS

Amortizable intangible assets

Ligand License Agreement

On February 16, 2012, the Company entered into an agreement for a worldwide sublicense for $2.5 million to develop, manufacture and commercialize a drug technology which is referred to as DARA (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying condensed consolidated balance sheets as other amortizable intangible asset, is being amortized to research and development on a straight-line basis through September 30, 2023.

Syntocinon License Agreement

On December 12, 2013, the Company entered into an agreement with Novartis Pharma AG and Novartis AG pursuant to which Novartis Pharma AG and Novartis AG agreed to grant the Company an exclusive, perpetual, and royalty-bearing license for the manufacture, development and commercialization of Syntocinon and related intranasal products in the United States (the “Syntocinon License Agreement”). Under the Syntocinon License Agreement, Novartis Pharma AG and Novartis AG are obligated to transfer to the Company certain information that is necessary for or related to the development or commercialization of Syntocinon. As consideration for the Syntocinon License Agreement, the Company paid to Novartis Pharma AG and Novartis AG and capitalized a $5 million upfront fee. The intellectual property underlying the Syntocinon License Agreement is held in perpetuity. The Company has examined the Syntocinon License Agreement and has capitalized the license fee in accordance with ASC 350 due to future alternative uses such as re-licensing of the technology to other third parties, the sale of the licensed technology to other life science companies, and the potential development of various ingestible drug products using the licensed technologies.

During the second quarter ended June 30, 2014, certain key underlying assumptions regarding the estimated useful life of the Syntocinon License Agreement changed resulting in the Company changing the estimated useful life from indefinite-lived to definite lived, starting in the second quarter of 2014. Such changes relate to the regulatory requirements needed to re-introduce the product for the treatment of lactation deficiency. Management determined the development program approximates seven to eight years and the use patent exclusivity and/or commercial viability period upon approval will be eleven to twelve years. Management assigned a life of twenty (20) years to the asset and is being amortized to research and development on a straight-line basis through December 2033.

In connection with the execution of a Letter of Intent with Martin Shkreli, Turing Pharmaceuticals will assume the balance of the payments due under the Syntocinon License Agreement (see Note 13), subject to the approval of Novartis.

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

The Company capitalized $3 million of fixed minimum payments and closing costs. For tax purposes, intangible assets are subject to different amortization allowances than for book purposes. FASB ASC 740-10-55 (“ASC 740”) addresses the accounting treatment when an asset is acquired outside of a business combination, and the tax basis of that asset differs from the amount paid.  For the year ended December 31, 2013, pursuant to the guidance in ASC 740, the Company stepped-up the basis of its intangible assets by $2.5 million and recorded a deferred tax liability in the same amount, to account for the book/tax basis difference resulting from the Kyalin acquisition.

During the second quarter ended June 30, 2014, certain underlying assumptions regarding the estimated useful life of the Carbetocin Assets changed resulting in the Company changing the estimated useful life from indefinite-lived to definite lived, starting in the second quarter of fiscal 2014. Such changes relate to the regulatory requirements needed to develop the Carbetocin Assets, as well as the departure of key personnel responsible for the development of the Carbetocin Assets. Management determined the development program approximates five to seven years and commercial viability will be five to seven years. Management assigned a life of ten (10) years to the assets and is being amortized to research and development on a straight-line basis through December 2023.

The change in estimated useful life in the second quarter of fiscal 2014 also resulted in reversal of the deferred tax liability and recording a tax benefit of $2.5 million as it was no longer necessary to account for the book/tax difference of Kyalin.

Manchester Pharmaceuticals LLC

Upon the completion of the Company’s acquisition of Manchester on March 26, 2014, the Company acquired intangible assets with definite lives related to product rights, trade names, and customer relationships with the values of $71.4 million, $0.2 million, and $0.4 million, respectively. The useful lives related to the acquired product rights, trade names, and customer relationships are expected to be approximately 16, 1 and, 10 years, respectively. Amortization of product rights, amortization of trade names and customer relationships are being recorded in selling, general and administrative expense over their respective lives.

Thiola License Agreement

On May 29, 2014, the Company entered into a license agreement with Mission, pursuant to which Mission agreed to grant the Company an exclusive, royalty-bearing license to market, sell and commercialize Thiola in the United States and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. In July 2014, the Company amended the license agreement with Mission to secure the Canadian marketing rights to the product for no additional consideration.

Upon execution of the agreement, the Company paid Mission an up-front license fee of $3 million. In addition, the Company shall pay guaranteed minimum royalties during each calendar year the greater of $2 million or twenty percent (20%) of the Company’s net sales of Thiola through June 30, 2024. As of September 30, 2014, the present value of guaranteed minimum royalties payable is $11.8 million using a discount rate of approximately 11% based on the Company’s current borrowing rate. As of September 30, 2014, the guaranteed minimum royalties’ current and long term liability is approximately $0.8 million and $11 million, respectively, and is recorded as other liability in the condensed consolidated balance sheet. The Company capitalized $15 million related to the Thiola asset which consists of the up-front license fee, professional fees, and the present value of the guaranteed minimum royalties.

As of September 30, 2014, the net book value of amortizable intangible assets was approximately $96.2 million. Amortization expense recorded as research and development expenses amounted to $260,539 and $565,925 for the three and nine months ended September 30, 2014, respectively. Amortization expense recorded as research and development expenses amounted to $0 for the three and nine months ended September 30, 2013. Amortization expense recorded as general and administrative amounted to $1.6 million and $2.9 million for the three and nine months ended September 30, 2014, respectively and $51,065 and $151,531 for the three and nine months ended September 30, 2013, respectively.

Amortizable intangible assets as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Product Rights	$71,372,000	$(2,296,019)	$69,075,981
Thiola License	15,049,648	(494,570)	14,555,078
Syntocinon License*	5,000,000	(126,494)	4,873,506
Carbetocin Assets*	5,567,736	(285,284)	5,282,452
Ligand License	2,300,000	(475,513)	1,824,487
Customer Relationships	403,000	(20,740)	382,260
Trade Name	175,000	(90,137)	84,863
Patent Costs	143,928	(2,615)	141,313
Total	$100,011,312	$(3,791,372)	$96,219,940

* The Company commenced amortization in the second quarter of fiscal 2014 due to a change in estimate.

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ligand License	$2,300,000	$(323,980)	$1,976,020
Patent Costs	49,775	-	49,775
Total	$2,349,775	$(323,980)	$2,025,795

Amortization expense for the years ending December 31, 2014, 2015, 2016, 2017, and 2018 is expected to be $5.3 million, $7.1 million, $7.0 million, $7.0 million, and $7.0 million, respectively.

NOTE 10.   NOTES PAYABLE

Note Payable – Manchester Pharmaceuticals, LLC

On March 26, 2014, upon the acquisition of Manchester, the Company entered into a note payable in the amount of $33 million. The note is non-interest bearing and therefore the Company recorded the loan at present value of $31.3 million using the effective interest rate of approximately 11%, which was the Company’s current borrowing rate. The note was due and payable in three consecutive payments, each in the amount of $11 million payable on June 26, 2014, September 26, 2014, and December 12, 2014 (the maturity date). On June 30, 2014, the Company paid off the note in its entirety. The Company accelerated interest expense in the amount of $1.7 million for the difference between the present value of the loan and the loan balance paid has been recorded in interest income (expense), net for the nine months ended September 30, 2014.

Convertible Notes Payable

On May 29, 2014, the Company entered into the Note Purchase Agreement relating to a private placement by the Company of $46 million aggregate principal senior convertible notes due 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the Notes on their issuance was $43 million, which was net of the $3 million debt discount. The debt discount is being amortized to interest expense over the term of the Notes under the effective interest method. As of September 30, 2014, accrued interest amounted to $0.7 million related to the Notes.

On June 30, 2014, the Company issued 401,047 shares of Common Stock to the holders of the Note and such Noteholders granted the Company a release of certain claims they may have had in connection with the Company's sale of the Notes or certain statements made by the Company in connection with such sale. The Company recorded finance expense as other expense in the amount of $4.7 million for the nine months ended September 30, 2014 based on the fair market value of the stock on the date of issuance in relation to the shares issued.

Note Payable with Detachable Warrants

On June 30, 2014, the Company entered into the $45 million Credit Agreement (“Note Payable”) which matures on June 30, 2018 and bears interest at an annual rate of (i) the Adjusted LIBOR Rate (as such term is defined in the Credit Agreement) plus 10.00% or (ii) in certain circumstances, the Base Rate (as such term is defined in the Credit Agreement) plus 9.00%. The Credit Agreement contains certain covenants, including those limiting the Company's and its subsidiaries' abilities to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, starting September 2014, the Credit Agreement has required the Company and its subsidiaries to meet certain financial quarterly requirements. Failure by the Company or its subsidiaries to comply with any of these covenants or financial tests could result in the acceleration of the loans under the Credit Agreement. As of September 30, 2014, the Company was out of compliance with certain of the covenants. On November 13, 2014, the Company entered into Amendment No. 2 to the Credit Agreement which allowed the Company to be in compliance with certain covenants (see Note 13).

The aggregate carrying value of the convertible notes on their issuance was $39.8 million, which was net of the $5.2 million debt discount. The debt discount is being amortized to interest expense over the term of the notes under the effective interest method.

In connection with the execution of the Credit Agreement, the Company issued warrants (the “Warrants”) to the lenders under the Credit Agreement, initially exercisable to purchase up to an aggregate of 337,500 shares of common stock of the Company. The Warrants will be exercisable in whole or in part, at an initial exercise price per share of $12.76 per share, which is subject to weighted-average anti-dilution protections. The Warrants may be exercised at any time upon the election of the holder, beginning on the date of issuance and ending on the fifth anniversary of the date of issuance. The issuance of the Warrants was not registered under the Securities Act of 1933, as amended (the “Securities Act”), as such issuance was exempt from registration under Section 4(2) of the Securities Act.

The total grant date fair value of the Warrants was $2.5 million and was recorded as a derivative liability and is included in the debt discount to the Note Payable in the condensed consolidated balance sheets. The Company calculated the fair value of the warrants using the Binomial Lattice pricing model using the following assumptions as of the grant date of the Warrants:

Risk free rate	1.62%
Expected volatility	85%
Expected life (in years), represents the weighted average period until next liquidity event	0.36
Expected dividend yield	-
Exercise Price	$12.76

Debt Maturities

The stated maturities of the Company’s long-term debt are as follows (in millions) as of December 31:

2014	$-
2015	-
2016	-
2017	-
2018	45
Thereafter	46
$91

Total interest expense recognized for the three and nine months ended September 30, 2014 aggregated to $2.6 million and $4.8 million, respectively. Total interest expense recognized for the three and nine months ended September 30, 2013 aggregated to $0 and $41,554 respectively.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Leases and Sublease Agreements

On February 28, 2014, the Company amended its lease agreement for its offices located in Carlsbad, California. The Company increased its Carlsbad office space for approximately $110,000 of additional annual base rent plus rent escalations, common area maintenance, insurance, and real estate taxes under a lease agreement expiring on June 30, 2017.

On April 10, 2014, the Company entered into an amended lease agreement at its principal offices in New York, New York and is responsible for additional rent of approximately $537,264 annually plus rent escalations through April 2015.

On July 31, 2014, the Company entered into a sublease agreement for new office space located in Cambridge, Massachusetts. The Company increased its office space for approximately $800,000 of additional rent per annum. The sublease expires on December 31, 2016.

On September 8, 2014, the Company entered into a lease agreement for new office space located in San Diego, California. The Company rents its office space for approximately $540,000 per annum. The lease started on October 1, 2014 and expires on December 31, 2017.

Research Collaboration and Licensing Agreements

As part of the Company's research and development efforts, the Company enters into research collaboration and licensing agreements with unrelated companies, scientific collaborators, universities, and consultants. These agreements contain varying terms and provisions which include fees and milestones to be paid by the Company, services to be provided, and ownership rights to certain proprietary technology developed under the agreements. Some of these agreements contain provisions which require the Company to pay royalties, in the event the Company sells or licenses any proprietary products developed under the respective agreements.

Contractual Commitments

The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of September 30, 2014:

Year Ending December 31,	Research and Development and other Charitable Donations	Consultants	Operating Leases
2014	$4,586,620	$183,330	$760,788
2015	5,790,774	-	1,579,211
2016	2,651,191	-	1,379,578
2017	2,374,664	-	632,094
Total	$15,403,249	$183,330	$4,351,671

Legal Proceedings

On June 13, 2014, Charles Schwab & Co., Inc. (“Schwab”) sued the Company, Standard Registrar and Transfer Company (“Standard”), Jackson Su (“Su”), and Chun Yi Huang (“Huang”) in federal court in the Southern District of New York (Charles Schwab & Co. v. Retrophin, Inc., Case No. 14-cv-4294). The complaint alleges that defendants misled Schwab in connection with its sale of Retrophin, Inc. stock owned by Su and Huang. Schwab contends that Su and Huang improperly advised it that their Retrophin, Inc. stock was not restricted. Schwab’s claim against the Company is based on an agency theory. Schwab contends that it has incurred in excess of $2.5 million in damages as a result of the alleged misinformation. Su and Huang have asserted cross-claims against the Company and Standard for alleged negligent misrepresentation premised upon an alleged failure to inform them of restrictions on the sale of their Retrophin, Inc. stock. Su and Huang have also impleaded Katten Muchin Rosenman LLP as a third-party defendant. The Company has filed motions to dismiss Schwab’s claims, as well as Su’s and Huang’s cross claims. The Company is unable to predict the timing or outcome of this litigation.

On January 7, 2014, the Company sued Questcor Pharmaceuticals, Inc. (“Questcor”) in federal court in the Central District of California (Retrophin, Inc. v. Questcor Pharmaceuticals, Inc., Case No. SACV14-00026-JLS). The Company contends that Questcor violated antitrust laws in connection with its acquisition of rights to the drug Synacthen, and seeks injunctive relief and damages. The Company has asserted claims under sections 1 and 2 of the Sherman Act, section 7 of the Clayton Act, California antitrust laws, and California’s unfair competition law.  On August 8, 2014, the Court denied Questcor’s motion to dismiss.  The parties are now engaged in discovery. A trial is currently set for November 2015. The Company is unable to predict the outcome of this litigation.

On September 19, 2014, a purported shareholder of the Company sued Martin Shkreli in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The plaintiff seeks, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The complaint alleges that, based on trades in Retrophin, Inc. stock between November 2013 and September 2014, Mr. Shkreli realized short-swing profits of approximately $1.5 million, which belong to the Company. The Company is a nominal defendant in this action. The Company is unable to predict the timing or outcome of this litigation.

On October 20, 2014, a purported shareholder of the Company filed a putative class action complaint in federal court in the Southern District of New York against the Company, Martin Shkreli, Marc Panoff, and Jeffrey Paley (Kazanchyan v. Retrophin, Inc., Case No. 14-cv-8376). The complaint asserts violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public disclosures made during the period March 27, 2014 through September 30, 2014. The deadline for parties to file motions for lead plaintiff and lead counsel is December 19, 2014. The Company plans to vigorously defend against the claims advanced. At this time, the Company is unable to predict the timing or outcome of this litigation.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 12.  STOCKHOLDERS’ DEFICIT

Issuances

Public Offering - 2014

On January 9, 2014, the Company completed a public offering of 4,705,882 shares of common stock at a price of $8.50 per share. The Company received net proceeds from the offering of $36.8 million after deducting the underwriting fees and other offering costs of $3.2 million, which were recorded against additional paid in capital.

Restricted Shares

As of September 30, 2014, there was approximately $7.7 million of unrecognized compensation cost related to restricted shares granted.  As of September 30, 2014 and December 31, 2013, these amounts are expected to be recognized over a weighted average period of 2.06 years. Unvested restricted shares consist of the following as of September 30, 2014.

	Employee - number of shares	Non-Employee - number of shares	Total number of shares	Weighted Average Grant Date Fair Value
Unvested December 31, 2013	130,215	38,427	168,642	6.44
Granted	630,000	-	630,000	17.08
Vested	(141,809)	(38,427)	(180,236)	22.66
Forfeited/cancelled	(4,155)	-	(4,155)	3.00
Unvested September 30, 2014	614,251	-	614,251	$15.09

Stock Options

The Company uses the Black-Scholes option pricing model to value options granted to employees and directors. Compensation expense is recognized over the period of service, generally the vesting period. Stock-based compensation related to stock options totaled $3.2 million and $6.3 million for the three and nine months ended September 30, 2014, respectively. The Company did not record stock based compensation expense for the three and nine months ended September 30, 2013 related to options.

The unamortized stock options expense totaled $25.2 million as of September 30, 2014 which will be recognized over a weighted-average period of 2.53 years.

During the nine months ended September 30, 2014, 3,705,500 stock options were granted by the Company. The fair values of stock option grants during the nine months ended September 30, 2014 were calculated on the date of grant using the Black-Scholes option pricing model, except for options granted for market and revenue performance criteria. The following assumptions were used in the Black-Scholes options pricing model:

Nine Months Ended September 30, 2014
Risk free rate	1.55%
Expected volatility	85%
Expected life (in years)	5.81
Expected dividend yield	-

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

Options granted during the nine months ended September 30, 2014 were as follows:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,721,000	$7.66	9.89	$172,000
Granted during 2014	3,705,500	14.9	10.24	-
Exercised	(1,833)	6.20	-	-
Forfeited/cancelled	(720,833)	6.20	0.08	-
Outstanding at September 30, 2014	4,703,834	$12.36	9.51	$1,597,920
Exercisable as of September 30, 2014	931,083	$10.57	9.19	$770,420

The intrinsic value is calculated as the difference between the closing price of the Company’s common stock as of September 30, 2014, which was $9.02 per share, and the exercise price of the options.

Share Based Compensation

Share based compensation expense consisted of the following for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30 2013	September 30, 2014	September 30, 2013
Restricted Shares	$1,931,618	$1,667,586	$8,444,950	$1,918,500
Stock Options	2,762,853	74,322	6,264,151	111,005
Total	$4,694,471	$1,741,908	$14,709,101	$2,029,505

Exercise of Warrants

During the nine months ended September 30, 2014, the Company issued 1,962,377 shares of common stock upon the exercise of warrants for cash received by the Company in the amount of $8.3 million. The Company reclassified $23.4 million derivative liability as equity for the value of these warrants on the date of exercise. The warrants were revalued immediately prior to exercise and the change in the fair value of the warrants was recorded as other expense in the condensed consolidated financial statements of the Company.

Stock Repurchases

During the nine months ended September 30, 2014, the Company repurchased 248,801 shares of its common stock for an aggregate purchase price of $2.3 million. The Company recognizes repurchased common stock as treasury stock.

NOTE 13.  SEVERANCE AGREEMENTS

On September 15, 2014, the Company entered into a separation agreement and release (the “Separation Agreement”) with Marc Panoff, the Company’s Chief Financial Officer, pursuant to which Mr. Panoff’s employment with the Company will terminate, effective as of February 28, 2015. Under the terms of the Separation Agreement, Mr. Panoff will be entitled to receive: (i) severance payments equal to six months of his current base salary; (ii) 100% of his target bonus for 2014; (iii) accelerated vesting of 81,333 shares of restricted common stock of the Company; and (iv) benefits under the Company’s benefit plans, subject to the terms of each such plan. In conjunction with the Separation Agreement, the Company has accrued $90,865 in connection with Mr. Panoff’s severance which will be expensed ratably over the service period from September 15, 2014 through February 28, 2015. The Company has recorded severance expense of $27,151 and $63,714 for the three months ended September 30, 2014 relating to Mr. Panoff’s severance benefits and accelerated vesting of restricted shares, respectively recorded in selling, general and administrative in the condensed consolidated statements of operations. The target bonus is being recognized ratably over the course of the current fiscal year.

On September 30, 2014, the Company’s Board of Directors (“Board”) appointed Stephen Aselage, as the Company’s interim Chief Executive Officer to replace Martin Shkreli, the Company’s founder and Chief Executive Officer. Mr. Aselage previously served as the Company’s President and Chief Operations Officer since May 2014 and as a director of the Company since December 2012.

On October 13, 2014, Martin Shkreli resigned as a member of the Board and as an employee of the Company, and from any and all other positions that he held with the Company. On October 13, 2014, the Company entered into a Separation Agreement with Mr. Shkreli (“Separation Agreement”). As part of Mr. Shkreli’s Separation Agreement, Mr. Shkreli received cash severance of 12 months annual base salary, unpaid bonus and health insurance coverage, 12 months of continued vesting of time based stock options and no vesting of performance based stock options. Pursuant to the Separation Agreement, Mr. Shkreli’s market and performance based stock options have been forfeited. As a result, for the three and nine months ended September 30, 2014, the Company recorded compensation expense in the amount of $481,076 relating to Mr. Shkreli’s cash severance, unpaid bonus and health insurance coverage and compensation expense of $1.1 million related to the accelerated vesting of Mr. Shkreli’s time based stock options.

On October 13, 2014, the Company signed a Letter of Intent for the terms for the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses and assets to Turing Pharmaceuticals, which includes an up-front payment to the Company of $3 million and the assumption of certain liabilities including license fees and royalties (the “Sale Transaction”). Martin Shkreli, the Company’s former Chief Executive Officer and Director, is the Chief Executive Officer of Turing Pharmaceuticals. The closing of the Sale Transaction is subject to various conditions, including the negotiation and execution of a binding definitive agreement between the Company and Turing Pharmaceuticals and the receipt of necessary third party consents and is expected to close by the end of the first quarter of 2015. In connection with the Letter of Intent with Martin Shkreli, the Company recorded severance expense and accrued severance expense of $2.9 million as of September 30, 2014 which is the difference between of the net book value of the assets to be sold and the $3 million expected up front payment.

As both transactions were contemplated simultaneously, they were both considered in calculating the respective severance expense related to Mr. Shkreli’s termination. The full amount of the severance was recorded as of September 30, 2014 as that was the date that the Board replaced Martin Shkreli as CEO of the Company until a formal separation agreement could be finalized. As of September 30, 2014, it was deemed to be probable and estimable that Mr. Shkreli would enter into a Separation Agreement that would entitle him to severance benefits. Therefore the estimated severance that was booked as of the end of the third quarter is based on the best estimate currently available and the full severance amount was recorded as of September 30, 2014 as Mr. Shkreli was not required to perform any future service for the Company. For the three and nine months ended September 30, 2014, the Company recorded a total of $4.5 million severance expense in connection with Mr. Shkreli’s Separation Agreement which has been recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

On November 10, 2014, the Board appointed Stephen Aselage as the Company’s Chief Executive Officer, effective immediately. Mr. Aselage has been serving as the company's interim Chief Executive Officer since September 30, 2014.

NOTE 14.  SUBSEQUENT EVENTS

On November 13, 2014, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement which allowed the Company to be in compliance with certain covenants as of September 30, 2014. In addition certain covenants related to the 4th quarter of fiscal 2014 and 2015 were amended. As compensation for Amendment No. 2, the Company agreed to issue additional warrants to the lenders, initially exercisable to purchase an aggregate of 300,000 shares of common stock of the Company.  Such compensation will be recorded as a charge to operations in the fourth quarter of 2014.

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

Cautionary Note Regarding Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q of Retrophin, Inc., a Delaware corporation (“we”, “us”, the “Company” or “Retrophin”), include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company and our management and their interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

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

During the first quarter of 2014, we completed the acquisition of all of the membership interests of Manchester Pharmaceuticals LLC (“Manchester”), a privately-held specialty pharmaceutical company that focuses on treatments for rare diseases. This acquisition expanded our ability to address the special needs of patients with rare diseases.

On May 29, 2014, we entered into a license agreement with Mission Pharmacal Company (“Mission”), a privately-held healthcare medications and treatments provider, for the U.S. marketing rights to Thiola (tipronin), the license added Thiola to our product line. In July 2014, we amended the license agreement to secure the Canadian marketing rights to the product.

As of September 30, 2014, we currently sell the following three products:

•	Chenodal, which is available in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age.
•	Vecamyl, which is available in the United States for the treatment of moderately severe to severe essential hypertension and uncomplicated cases of malignant hypertension.
•	Thiola, which is available in the United States for the prevention of cysteine (kidney) stone formation in patients with severe homozygous cystinuria.

On October 13, 2014, Martin Shkreli resigned as a member of the Board and as an employee of the Company, and from any and all other positions that he held with the Company. On October 13, 2014, the Company entered into a Separation Agreement with Mr. Shkreli (“Separation Agreement”). On October 13, 2014, the Company signed a Letter of Intent on the terms for the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses and assets to Turing Pharmaceuticals, which include an up-front payment to the Company of $3 million and the assumption of certain liabilities, including license fees and royalties (the “Sale Transaction”). Martin Shkreli, the Company’s former Chief Executive Officer and director, is the Chief Executive Officer of Turing Pharmaceuticals. The closing of the Sale Transaction is subject to various conditions, including the negotiation and execution of a binding definitive agreement between the Company and Turing Pharmaceuticals and the receipt of necessary third party consents and is expected to occur by the end of the first quarter of fiscal 2015.

We are developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). Also, we are developing Sparsentan, formerly known as RE-021, a dual acting receptor antagonist of angiotensin and endothelin receptors, for the treatment of focal segmental glomerulosclerosis (“FSGS”). In addition, we are developing RE-034, a synthetic hormone analogue that is composed of the first 24 amino acids of the 39 amino acids contained in Adrenocorticotropic hormone (“ACTH”) for the treatment of Infantile Spasms (“IS”), and Nephrotic Syndrome (“NS”). We also have additional programs in preclinical development.

Our plan of operation for the years ending December 31, 2014 and 2015 is to continue implementing our business strategy, including the commercialization of our three products as well as the clinical development of our drug candidates, focusing primarily on the development of Sparsentan for the treatment of FSGS, RE-024 for the treatment of PKAN, and RE-034 for the treatment of (“IS”) and (“NS”). We also intend to expand our drug product portfolio by acquiring additional drugs for marketing or development. During the next 12 months, our principal expenditures may include the following:

•	We expect to incur operating expenses, including expanded research and development and selling, general and administrative expenses.

•	We expect to incur product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for our four products and the costs of ongoing and planned clinical trials. We expect to conduct multiple clinical trials for our assets, including our ongoing Phase 2 clinical trial for Sparsentan for the treatment of FSGS, a Phase 1 clinical trial for RE-024 for the treatment of PKAN. Certain European and South American health regulators have approved the initiation of dosing RE-024 in PKAN under physician initiated studies and we intend to file a U.S. IND in fiscal 2015. We are currently exploring options relating to the future development of RE-034. The expected costs associated with these trials amount to approximately $6-$8 million through September 2015.

•	We plan to incur approximately $6 - $8 million in pre-clinical expenses in non-human studies to confirm safety and efficacy of our assets.

We will also continue to rely on outside counsel until we are ready to hire internal counsel. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. At our current and desired pace of commercialization and clinical development of our drugs, through September 2015, we cannot assure you these amounts will be sufficient to fund our operations over the course of the next two years and we may need to expend significantly greater amounts to accomplish our goals.

Products and Research and Development Programs

The following table summarizes the status of our product candidates and preclinical programs, each of which will be described and discussed in further detail below.

Changes to Product and Research and Development Programs

In conjunction with the Letter of Intent to sell the Company’s Vecamyl, Syntocinon and ketamine licenses to Turing Pharmaceuticals, the Company has stopped future investment in these products.

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

We are exploring the steps necessary to gain U.S. Food and Drug Administration (“FDA”) approval of Chenodal for the treatment of cerebrotendinous xanthomatosis, a rare autosomal recessive lipid storage disease for which there are no FDA approved treatments. We are exploring options related to the development of Chenodal for other indications.

Thiola (Tiopronin)

Thiola is approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The worldwide prevalence of the disease is believed to be one in 7,000. We have begun to build a salesforce to promote Thiola to targeted physicians.

RE-024

We are developing RE-024, a novel small molecule, as a potential treatment for PKAN. PKAN is the most common form of neurodegeneration with brain iron accumulation. Classic PKAN is a genetic disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect 1 to 3 persons per million. PKAN typically manifests in childhood with a profound, progressive dystonia and is usually lethal. There are currently no viable treatment options for patients with PKAN. RE-024 is a phosphopantothenate prodrug replacement therapy with the goal of restoring the supply of this operative substrate in PKAN patients. On May 12, 2014, we announced that we have made RE-024 available worldwide to physicians who are treating PKAN patients under local compassionate use regulations. Certain European and South American health regulators have approved the initiation of dosing RE-024 in PKAN under a physician initiated Investigation New Drug Application (“IND”). The Company intends to file a U.S. IND in fiscal 2015.

Sparsentan

Sparsentan, formerly known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker, or ARB, which is a type of drug that modulates the renin-angiotensin-aldosterone system and is typically used to treat hypertension, diabetic nephropathy and congestive heart failure, as well as a selective endothelin receptor antagonist (“ERA”), which is a type of drug that blocks endothelin receptors, preferential for endothelin receptor type A. We have secured a license to Sparsentan from Ligand and Bristol-Myers Squibb (who referred to it as DARA). We are developing Sparsentan as a treatment for FSGS. FSGS is a leading cause of end-stage renal disease and NS. We are currently enrolling patients for a Phase 2 clinical study of Sparsentan for the treatment of FSGS and we expect approximately 100 patients to be enrolled.

RE-034 (Tetracosactide Zinc)

RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in ACTH, formulated together with zinc. RE-034 exhibits the same physiological actions as endogenous ACTH by binding to all five melanocortin receptors (“MCR”), resulting in its anti-inflammatory and immunomodulatory effects. We are currently exploring options relating to the future development of RE-034.

Results of Operations

Management believes that we will continue to incur losses for the immediate future. Therefore we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever. Our future depends on the costs, timing, and outcome of regulatory reviews of our product candidates and the costs of commercialization activities, including product marketing, sales and distribution. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern. For the nine months ended September 30, 2014, the Company has generated revenue and is trying to sustain positive cash flow from operations.

Results of Operations for the Three Month Period Ended September 30, 2014 compared to the Three Month Period Ended September 30, 2013

Net Product Sales:

We generated our first sale in March 2014 after completing the acquisition of all of the membership interests of Manchester on March 26, 2014. In May 2014 we entered into a license agreement with Mission for the U.S. marketing rights to Thiola and in July 2014, the Company amended the license agreement with Mission to secure the Canadian marketing rights to the product. As a result of the purchase of Chenodal, Vecamyl and Thiola, we recognized net product sales of $8.4 million and $0 for the three months ended September 30, 2014 and 2013, respectively.

Operating Expenses

Our operating expenses for the three month period ended September 30, 2014 were $31.8 million compared to $5.2 million for the three month period ended September 30, 2013, which represents an increase of $26.6 million or 517%. The operating expense increase was principally attributable to an increase in our research and development expenses in the amount of $11.6 million, an increase in our professional fees in the amount of $1.8 million, an increase in our compensation and related costs in the amount of $9.5 million, and an increase in our selling, general and administrative costs in the amount of $3.6 million. Our increase in research and development expenses of $11.6 million is a result of an increase in our external service provider costs of $7.3 million for products and research and development programs, an increase in our internal personnel cost of $4 million, and an increase in amortization expense of $.3 million. Our increase in professional fees of $1.8 million is a result of an increase of $2.9 million in professional fees related to accounting, consulting, investor and public relations and legal expenses related to corporate matters partially offset by a decrease in stock based compensation of $1.1 million. Our increase in compensation and related costs of $9.5 million is a result of an increase in stock based compensation of $0.6 million, and an increase in salary expense of $8.9 million. Our increase in other selling, general and administrative costs of $3.6 million is a result of an increase in businesses development expenses of $0.3 million and an increase in cash expenditures related to business operations of $3.3 million.

Included in the other selling, general and administrative costs increase for the three months ended September 30, 2014 is $4.5 million severance expense as a result of the Separation Agreement and Letter of Intent with Martin Shkreli for the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses, $0.5 million relating to Mr. Shkreli’s cash severance, unpaid bonus and health insurance coverage and $1.1 million compensation expense relating to the accelerated vesting of Mr. Shkreli’s time based stock options. Martin Shkreli, the Company’s former Chief Executive Officer and Director, is the Chief Executive Officer of Turing Pharmaceuticals.

Other Income (Expense), Net

Other income for the three month period ended September 30, 2014 was $3.9 million compared to other expense of $5.7 million for the three month period ended September 30, 2013, which represents an increase of $9.6 million or 168%. The increase was primarily attributable to the increase in income from the change in fair value of derivative financial instruments of $12.2 million and the realized gain on sale of marketable securities of $0.1 million offset by an increase in interest expense of $2.7 million. The increase in the fair value of derivative financial instruments of $12.2 million was primarily as a result of the decrease in the Company’s stock price from $11.74 per share as of June 30, 2014 to $9.02 per share as of September 30, 2014.

Results of Operations for the Nine Month Period Ended September 30, 2014 compared to the Nine Month Period Ended September 30, 2013

Net Product Sales:

We generated our first sale in March 2014 after completing the acquisition of all of the membership interests of Manchester on March 26, 2014. In May 2014 we entered into a license agreement with Mission for the U.S. marketing rights to Thiola and in July 2014, the Company amended the license agreement with Mission to secure the Canadian marketing rights to the product. As a result of the purchase of Chenodal, Vecamyl and Thiola, we recognized net product sales of $14.1 million and $0 for the nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2014 were $75 million compared to $12.5 million for the nine month period ended September 30, 2013 which represents an increase of $62.5 million or 500%. The operating expenses increase was primarily attributable to an increase in research and development expenses in the amount of $31.5 million, an increase in our professional fees in the amount of $11.1 million, an increase in our compensation and related costs in the amount of $14.2 million, an increase in cost of goods sold in the amounts of $0.2 million, and an increase in our other selling, general and administrative costs in the amount of $5.5 million. Our increase in research and development expenses of $31.5 million is a result of an increase in external service provider costs of $22 million for products and research and development programs, an increase in our internal personnel cost of $8.9 million and an increase in amortization expense of $0.6 million.

The increase in professional fees of $11.1 million is a result of an increase in stock based compensation of $4.1 million, and an increase in professional fees of $7 million related to accounting, consulting, investor and public relations and legal expenses related to corporate matters. The increase in compensation and related costs of $14.2 million is primarily a result of an increase in stock based compensation of $3.6 million, and an increase in salary expense of $10.6 million. Our increase in other selling, general and administrative costs of $5.5 million is a result of an increase in business development expenses of $1.5 million, an increase in cash expenditures related to business operations of $6.4 million, partially offset by a decrease in stockholder’s settlement incurred in the prior year of $2.4 million.

Included in the other selling, general and administrative costs increase for the nine months ended September 30, 2014 is $4.5 million severance expense as a result of the Separation Agreement and Letter of Intent with Martin Shkreli for the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses, $0.5 million relating to Mr. Shkreli’s cash severance, unpaid bonus and health insurance coverage and $1.1 million compensation expense relating to the accelerated vesting of Mr. Shkreli’s time based stock options. Martin Shkreli, the Company’s former Chief Executive Officer and Director, is the Chief Executive Officer of Turing Pharmaceuticals.

Other Income (Expenses), Net)

Other expense for the nine month period ended September 30, 2014 was $23.3 million compared to $8.2 million for the nine month period ended September 30, 2013 which represents an increase of $15.1 million or 184%. The expense increase was primarily attributable charges from the change in fair value of derivative financial instruments of $6.1 million and an increase in interest expense of $4.8 million, finance charges of $4.7 million, partially offset by the realized gain on the sale of marketable securities of $0.5 million.

Costs and Expenses

Compensation and related costs include salaries, bonuses and benefits to our executives and employees and vested restricted shares and stock options granted to members and employees.

Professional fees include vested restricted shares granted to consultants and direct transfers of shares to consultants by members; research and development fees for drug candidates (RE-021 and RE-024) for the treatment of FSGS and PKAN and evaluation of potential new technologies; legal expenses related to licensing and product acquisition, employment and consulting agreements and general corporate work; consulting fees; accounting fees; and public and investor relations fees.

Selling, general and administrative include sales and marketing, rent expense, depreciation and amortization, severance, settlement charges, travel and entertainment, recruiting, insurance, business developments, advertising and other operating expenses.

Research and development include consulting fees and expenses related to RE-021 (FSGS) and RE-024 (PKAN) and its other pipleline programs.

Liquidity and Capital Resources

Management believes the Company’s ability to continue its operations depends on its results of operations. Management believes that we will continue to incur losses for the immediate future. For the nine months ended September 30, 2014, the Company has generated revenue and is trying to achieve positive cash flow from operations. The Company expects to finance its cash needs from results of operations and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

Since inception, through September 30, 2014, we have raised approximately $155.9 million through capital contributions and notes payable from our stockholders and related parties.

On January 9, 2014, we completed a public offering of 4,705,882 shares of common stock at a price of $8.50 per share. We received net proceeds from the offering of $36.9 million, after deducting the underwriting fees and other offering costs of $3.2 million.

Since our inception in 2011, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. From our inception through September 30, 2014, we have incurred a net loss of approximately $149.1 million, including stock-based compensation charge of approximately $44 million and a change in estimated fair value of liability classified warrants recorded of $37.1 million. At September 30, 2014, we had working capital deficit of approximately $3.7 million. Our accumulated deficit amounted to $149.1 million at September 30, 2014.

As of September 30, 2014 and December 31, 2013, our stockholders’ deficit was $10.2 million and $18.3 million, respectively. Our net loss for the nine month period ended September 30, 2014 was $81.7 million compared to $20.7 million for the nine month period ended September 30, 2013. Net cash used in operating activities was $36.8 million for the nine month period ended September 30, 2014 compared to $9.4 for the nine month period ended September 30, 2013. Operations since inception have been funded primarily with the proceeds from equity and debt financings. As of September 30, 2014, we had cash of $25.9 million. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

On October 13, 2014, the Company signed a Letter of Intent on the terms for the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses and assets to Turing Pharmaceuticals. The closing is subject to various conditions, including the negotiation and execution of a binding definitive agreement between the Company and Turing Pharmaceuticals and the receipt of necessary third party consents and is expected to occur by the end of the first quarter of fiscal 2015.

4.50% Senior Convertible Notes due 2019

On May 29, 2014, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the investors identified therein (each, including its successors and assigns, an “Investor” and collectively, the “Investors”), relating to a private placement (the “Private Placement”) by the Company of $46 million aggregate principal amount of its 4.50% Senior Convertible Notes due 2019 (the “Notes”), which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances. We received $43.0 million after deducting $3 million in closing costs. The debt discount is being amortized to interest expense over the term of the convertible notes under the effective interest method.

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

$45 Million Senior Secured Credit Agreement

On June 30, 2014, we entered into a $45 million Credit Agreement which matures on June 30, 2018. We received $42.4 million after deducting closing costs. The debt discount is being amortized to interest expense over the term of the notes under the effective interest method. The term loan made under the Credit Agreement shall mature on June 30, 2018 and bear interest at an annual rate of (i) the Adjusted LIBOR Rate (as such term is defined in the Credit Agreement) plus 10.00% or (ii) in certain circumstances, the Base Rate (as such term is defined in the Credit Agreement) plus 9.00%. The Credit Agreement contains customary mandatory prepayment provisions, and provides that voluntary repayment of outstanding amounts will be subject to a prepayment premium as described therein.

The Company’s obligations under the Credit Agreement, and the Guarantees (as defined below) are secured by substantially all of the assets of the Company and the Guarantors (as defined below), subject to limited exceptions (collectively, the “Collateral”), pursuant to the Guarantee and Collateral Agreement (described below).

The Credit Agreement contains certain covenants, including those limiting the Company’s and its subsidiaries’ abilities to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Credit Agreement requires the Company and its subsidiaries to meet certain financial tests. Failure by the Company or its subsidiaries to comply with any of these covenants or financial tests could result in the acceleration of the loans under the Credit Agreement. As of September 30, 2014, the Company was out of compliance with certain of the covenants. On November 13, 2014, the Company entered into Amendment No. 2 to the Credit Agreement which allowed the Company to be in compliance with certain covenants.

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

Clinuvel

On July 17, 2014, we made a proposal to the board of directors of Clinuvel Pharmaceuticals Limited (“Clinuvel”) to acquire all of the outstanding shares of Clinuvel for either 0.175 shares of common stock of the Company or $2.03 in cash per share for an aggregate purchase price of approximately $89 million. As of September 30, 2014, we have invested approximately $7.0 million and acquired approximately 8.8% of the outstanding shares of Clinuvel as part of the proposal process. If Clinuvel accepts our proposal to acquire all of its outstanding shares of common stock, we will need to obtain additional equity or debt financing to consummate the acquisition and consolidation. As of November 12, 2014, the Company owned approximately 7.0% of the outstanding shares of Clinuvel.

Cash Flows from Operating Activities

Operating activities used approximately $36.8 million of cash during the nine month period ended September 30, 2014 compared $9.4 million for the nine month period ended September 30, 2013. The increase of $27.4 million was the result of an increase in net loss of $61 million offset by an increase in non-cash charges of $26.9 million and a net change in operating assets and liabilities of $6.7 million. Cash used in operations has increased as we have expanded our operations and increased our research and development efforts significantly from the prior year.

Cash Flows from Investing Activities

Cash used in investing activities for the nine month period ended September 30, 2014 was $39.2 million compared to $6.7 million for the nine month period ended September 30, 2013. The increase of $32.6 million was primarily the result of net cash payments made upon acquisition of $29.2 million, an increase in the cover securities sold, not yet purchased of $5.3 million, an increase in the purchase of marketable securities of $6.7 million, an increase in purchase of intangible and fixed assets of $3.9 million, and an increase in cash paid for investment of $0.4 million, offset by the proceeds from securities sold, not yet purchased of $7.5 million, the proceeds from sale of marketable securities $1.9 million, payments for security deposits for exclusivity of certain licenses of $2.3 million and the decrease in repayment of a technology license liability of $1.3 million.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2014, cash provided by financing activities was $95.8 million compared to $29.5 million during the nine month period ended September 30, 2013. The increase of $66.3 million was primarily a result of an increase of $42.9 million in proceeds from the Note Purchase Agreement, an increase of $42.4 million in proceeds from the Credit Agreement, an increase of $5.5 million in proceeds received from the issuance of common stock, an increase of $8.3 million in proceeds from the exercise of warrants,offset by a decrease due to the repayment of the Manchester Note Payable of $31.3 million, repayment of amounts due to related parties of $0.9 million, repayment of contingent consideration of $0.6 million and the purchase of treasury stock of $2.3 million.

Other Matters

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The guidance will be effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern“(Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements or disclosures.

Emerging Growth Company Critical Accounting Policy Disclosure

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Action of 2012 (“JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

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

As of September 30, 2014, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, consisting of the following: we (i) have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) have limited segregation of duties.

We are in the process of designing and implementing policies and procedures to remediate our ineffective internal controls over financial reporting by the end of fiscal 2014, including the implementation of a new accounting system and related internal procedures, hiring personnel dedicated to managing disbursements, and hiring independent third-party consultants with expertise in controls and procedures.

Changes In Internal Control Over Financial Reporting

During 2014, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weaknesses described in our 2013 Annual Report on Form 10-K.

•	We have begun implementing a new accounting system which will allow for us to generate data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports.
•	We have hired additional staff with expertise in applying complex accounting and financial reporting and disclosure rules required under GAAP and SEC reporting regulations.
•	We have hired additional staff to assist in segregating duties.

•	We are in the process of redefining our controls and procedures. We expect to achieve operational effectiveness of these controls by the end of 2014.

The post-acquisition integration of Manchester Pharmaceuticals LLC and Mission Pharmacal Company’s related activities during the nine months ended September 30, 2014 represents a material change in our internal control over financial reporting.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 13, 2014, Charles Schwab & Co., Inc. (“Schwab”) sued the Company, Standard Registrar and Transfer Company (“Standard”), Jackson Su (“Su”), and Chun Yi Huang (“Huang”) in federal court in the Southern District of New York (Charles Schwab & Co. v. Retrophin, Inc., Case No. 14-cv-4294). The complaint alleges that defendants misled Schwab in connection with its sale of Retrophin, Inc. stock owned by Su and Huang. Schwab contends that Su and Huang improperly advised it that their Retrophin, Inc. stock was not restricted. Schwab’s claim against the Company is based on an agency theory. Schwab contends that it has incurred in excess of $2.5 million in damages as a result of the alleged misinformation. Su and Huang have asserted cross-claims against the Company and Standard for alleged negligent misrepresentation premised upon an alleged failure to inform them of restrictions on the sale of their Retrophin, Inc. stock. Su and Huang have also impleaded Katten Muchin Rosenman LLP as a third-party defendant. The Company has filed motions to dismiss Schwab’s claims, as well as Su’s and Huang’s cross claims. The Company is unable to predict the timing or outcome of this litigation.

On January 7, 2014, the Company sued Questcor Pharmaceuticals, Inc. (“Questcor”) in federal court in the Central District of California (Retrophin, Inc. v. Questcor Pharmaceuticals, Inc., Case No. SACV14-00026-JLS). The Company contends that Questcor violated antitrust laws in connection with its acquisition of rights to the drug Synacthen, and seeks injunctive relief and damages. The Company has asserted claims under sections 1 and 2 of the Sherman Act, section 7 of the Clayton Act, California antitrust laws, and California’s unfair competition law.  On August 8, 2014, the Court denied Questcor’s motion to dismiss.  The parties are now engaged in discovery. A trial is currently set for November 2015. The Company is unable to predict the outcome of this litigation.

On September 19, 2014, a purported shareholder of the Company sued Martin Shkreli in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The plaintiff seeks, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The complaint alleges that, based on trades in Retrophin, Inc. stock between November 2013 and September 2014, Mr. Shkreli realized short-swing profits of approximately $1.5 million, which belong to the Company. The Company is a nominal defendant in this action. The Company is unable to predict the timing or outcome of this litigation.

On October 20, 2014, a purported shareholder of the Company filed a putative class action complaint in federal court in the Southern District of New York against the Company, Martin Shkreli, Marc Panoff, and Jeffrey Paley (Kazanchyan v. Retrophin, Inc., Case No. 14-cv-8376). The complaint asserts violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public disclosures made during the period March 27, 2014 through September 30, 2014. The deadline for parties to file motions for lead plaintiff and lead counsel is December 19, 2014. The Company plans to vigorously defend against the claims advanced. At this time, the Company is unable to predict the timing or outcome of this litigation.

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

We may encounter unexpected difficulties, or incur unexpected costs, in connection with our transition activities and integration efforts related to the acquisition of the rights to sell Thiola in the United States and Canada, which include:

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

On July 17, 2014, we made a proposal to the board of directors of Clinuvel Pharmaceuticals Limited (“Clinuvel”) to acquire all of the outstanding shares of Clinuvel for either 0.175 shares of common stock of the Company or $2.03 in cash per share for an aggregate purchase price of approximately $89 million. As of September 30, 2014, we have invested approximately $7.0 million and acquired approximately 8.8% of the outstanding shares of Clinuvel as part of the proposal process. If Clinuvel accepts our proposal to acquire all of its outstanding shares of common stock, we will need to obtain additional equity or debt financing to consummate the acquisition and consolidation. If Clinuvel accepts our proposal to acquire all of its outstanding shares of common stock, we will need to obtain additional equity and/or debt financing to consummate the acquisition. We may not be able to obtain equity or debt financing on terms acceptable to us or at all. Furthermore, in the event we are able to raise additional funds by issuing equity securities, our existing stockholders may incur significant dilution. Alternatively, if we obtain additional debt financing, the terms of such debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. As of November 12, 2014, the Company owned approximately 7.0% of the outstanding shares of Clinuvel. See also “Risks Related to our Indebtedness—Our substantial indebtedness could adversely affect our financial condition.”

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

We and certain of our former and current executive officers and directors have been named as defendants in litigation that could result in substantial costs and divert management’s attention.

We and certain of our current and former executive officers have been sued for alleged violations of federal securities laws related to alleged false and misleading statements and stock-trading irregularities. We have begun a vigorous defense of such claims. Although we intend to continue to vigorously defend such lawsuits and claims, there is no guarantee that we will be successful and we may be have to pay damages awards or otherwise may enter into settlement arrangements in connection with such lawsuits and claims. Any such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if the pending claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

Risks Related to our Indebtedness

Our substantial indebtedness could adversely affect our financial condition.

As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our senior secured term loan and interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs. As of September 30, 2014, we have approximately $83.3 million of total indebtedness outstanding.

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

We and our subsidiaries may be able to incur additional debt in the future. Although our senior secured term loan contains restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our senior secured term loan contains restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face. As of September 30, 2014, the Company was out of compliance with certain of the covenants. On November 13, 2014, the Company entered into Amendment No. 2 to the Credit Agreement which allowed the Company to be in compliance with certain covenants.

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

If an event of default under the Notes occurs, the principal amount of the Notes, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions set forth in the indenture governing such notes. Events of default include, but are not limited to:

•	failure to pay (for more than 30 days) interest when due;
•	failure to pay principal when due;
•	failure to deliver shares of Common Stock upon conversion of a Note;
•	failure to provide notice of a fundamental change;
•	acceleration on other indebtedness of the Company in excess of $10 million (other than indebtedness that is non-recourse to the Company); or
•	certain types of bankruptcy or insolvency involving the Company.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a) Exhibits

3.1	Certificate of Incorporation of the Company**
3.2	Amended and Restated Bylaws of the Company**
4.1	Form of Warrant Certificate, dated June 30, 2014, issued to the Lenders under the Credit Agreement (filed as Exhibit 4.1 to the Form 8-K as filed with the SEC on July 7, 2014)**
4.2	Separation Agreement and Release, dated September 15, 2014, by and between Retrophin, Inc. and Marc Panoff (filed as Exhibit 99.1 to the Form 8-K as filed with the SEC on September 16, 2014) **
4.3	Form of Warrant issued to the purchasers in the private placement of 3,045,929 shares of common stock, dated February 14, 2013**
4.4	Form of Common Stock Purchase Warrant, dated August 15, 2013, issued to the purchasers of securities in the private placement of the Company closed on August 15, 2013**
10.1	Form of Credit Agreement, dated as of June 30, 2014, among Retrophin, Inc., the lenders from time to time party thereto and U.S. Bank National Association, as Administrative Agent and Collateral Agent*
10.2	Form of Guarantee and Collateral Agreement, dated as of June 30, 2014, among Retrophin, Inc., the Guarantors from time to time party thereto and U.S. Bank National Association, as Collateral Agent (filed as Exhibit 10.2 to the Form 8-K as filed with the SEC on July 30, 2014)**
10.3	First Amendment to Thiola Trademark License and Supply Agreement, dated July 28, 2014 (filed as Exhibit 10.1 to the Form 8-K as filed with the SEC on July 29, 2014)**
10.4	Amendment No. 1 to Credit Agreement dated July 16, 2014.*
10.5	Amendment No. 2 to Credit Agreement dated November 13, 2014*
31.1 31.2	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 * Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2014	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Marc Panoff
		Name:	Marc Panoff
		Title:	Chief Financial Officer

