Form 10-K
period 2014-12-31
Retrophin, Inc.
filed 2015-03-11
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-53293

RETROPHIN, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	27-4842691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12255 El Camino Real, San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip code)

760-260-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market

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

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $120,825,955.

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of March 3, 2015 was 26,486,570.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this Annual Report on Form 10-K of Retrophin, Inc., a Delaware corporation (the “Company”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company and management and its subject to its interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, sustain and expand sales of our products;

•	our ability to develop, acquire and/or introduce new products;

•	our projected future sales, profitability and other financial metrics;

•	our future financing plans;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	acquisitions of other companies or assets that we might undertake in the future;

•	our operations in the United States and abroad, and the domestic and foreign regulatory, economic and political conditions; and

•	competition existing today or that will likely arise in the future.

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

The specific discussions in this Annual Report about the Company include financial projections and future estimates and expectations about the Company’s business. The projections, estimates and expectations are presented in this Annual Report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on the Company management’s own assessment of the business, the industry in which it works and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections.

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

Overview

We are a fully integrated biopharmaceutical company with approximately 110 employees headquartered in San Diego, California focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics. During the first quarter of 2014, we completed the acquisition of all of the membership interests of Manchester Pharmaceuticals LLC (“Manchester”), a privately-held specialty pharmaceutical company that focuses on treatments for rare diseases. This acquisition expanded our ability to address the special needs of patients with rare diseases. We generated our first sales in March 2014 and our planned principal operations commenced. On May 29, 2014, we entered into a license agreement with Mission Pharmacal Company (“Mission”), a privately-held healthcare medications and treatments provider, for the U.S. marketing rights to Thiola® (tiopronin). As a result of this license we added Thiola® to our product line. In July 2014, we amended the license agreement to secure the Canadian marketing rights to Thiola®. During 2014, the Company built a specialty commercial team to launch and commercialize these products.

We currently sell the following two products:

•	Chenodal® (chenodial) is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal® has been the standard of care for CTX patients for more than three decades and the Company is currently pursuing adding this indication to the label.

•	Thiola® (tiopronin) is approved in the United States for the prevention of cysteine (kidney) stone formation in patients with severe homozygous cystinuria.

Acquisition of Exclusive Right to Purchase Cholic Acid

On January 12, 2015, the Company announced the signing of a definitive agreement under which Retrophin has acquired the exclusive right to purchase from Asklepion Pharmaceutical LLC (“Asklepion”), all worldwide rights, titles, and ownership of cholic acid for the treatment of bile acid synthesis defects, if approved by the U.S. Food and Drug Administration (“FDA”). Under the terms of the agreement, Retrophin paid Asklepion an upfront payment of $5 million and will pay up to $73 million in milestones based on approval and net product sales, plus tiered royalties on future net sales of cholic acid. Retrophin has secured a line of credit from current lenders to cover necessary payments.

Sale of Assets

On January 9, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals A.G. (“Turing Pharmaceuticals”) pursuant to which the Company sold Turing Pharmaceuticals its ketamine licenses and assets (the “Assets”) for a purchase price of $1 million. Turing Pharmaceuticals will also assume all future liabilities related to the ketamine Assets. The Company’s former Chief Executive Officer is the Chief Executive Officer of Turing Pharmaceuticals.

On February 13, 2015, Retrophin, Inc., its wholly-owned subsidiary Manchester and its other wholly-owned subsidiary Retrophin Therapeutics International, LLC (collectively, the “Sellers”), entered into a purchase agreement with Waldun Pharmaceuticals, LLC (“Waldun”), a holding company of Turing Pharmaceuticals, pursuant to which the Sellers sold Waldun their product rights to mecamylamine hydrochloride (also referred to as Vecamyl) (the “Vecamyl Product Rights”) for a purchase price of $0.7 million. Waldun in turn sold the Vecamyl Product Rights to Turing Pharmaceuticals. In connection therewith, on February 13, 2015, the Company and Manchester entered into an Asset Purchase Agreement with Turing Pharmaceuticals, pursuant to which the Company and Manchester sold Turing Pharmaceuticals their mecamylamine hydrochloride inventory (the “Inventory”) for a purchase price of $0.3 million. Turing Pharmaceuticals will also assume certain liabilities related to the Vecamyl Product Rights and the Inventory.

Additionally, on February 13, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon (also referred to as oxytocin) licenses and assets (the “Oxytocin Assets ”), including related inventory, for a purchase price of $1.1 million. Turing Pharmaceuticals will also assume certain liabilities related to the Oxytocin Assets.

Our Strategy

Our goal is to become a leading biopharmaceutical company specializing in the development and commercialization of therapies that deliver significant value for patients with serious, catastrophic or rare diseases. In order to achieve our goal, we intend to:

•	Expand our product pipeline. We intend to expand our product pipeline by pursuing additional acquisitions of pharmaceutical products that have the potential to have a profound impact on patients’ lives. We believe that there are multiple drugs for treating life-threatening diseases that may be neglected by other pharmaceutical companies. We believe that we can acquire certain of these products to achieve increased sales.

•	Focus on developing products to treat rare diseases characterized by severe unmet medical needs. We focus on potentially transformational orphan drug candidates in order to leverage our development and commercialization capabilities in rare disease. We believe that drug development for orphan drug markets is particularly attractive because relatively small clinical trials can demonstrate the large clinical effects expected with transformational therapies. Furthermore, the regulatory and commercial models for orphan drugs are well established. Finally, we believe that our research, development, and commercialization capabilities are well suited to the orphan drug market and represent distinct competitive advantages.

•	Develop a sustainable pipeline by employing disciplined decision criteria in the evaluation of potential in-licensing candidates. We seek to build a sustainable product pipeline by employing multiple therapeutic approaches and by developing or acquiring orphan drug candidates. We will augment our internally developed pipeline projects by selectively and strategically acquiring pipeline assets that will add value to the portfolio. We intend to mitigate risk by employing rigorous decision criteria, favoring drug candidates that have undergone at least some clinical study. Our decision to license a drug candidate also depends on the scientific merits of the available clinical data; the identifiable orphan patient population; the economic terms of any proposed license; the amount of capital required to develop the asset; and the economic potential of the drug candidate, should it be commercialized. We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future drug candidates.

•	Evaluate the commercialization strategies on a product-by-product basis to maximize the value of each. As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include building our own internal sales force; entering into joint marketing partnerships with other pharmaceutical or biotechnology companies, whereby we jointly sell and market the product; and out-licensing our products, whereby other pharmaceutical or biotechnology companies sell and market our product and pay us a royalty on sales. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market and terms of potential offers from other pharmaceutical and biotechnology companies.

The following summarizes the status of our product candidates and preclinical programs, each of which will be described and discussed in further detail below under “—Our Product Candidates and Preclinical Programs.”

•	Sparsentan. Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand and Bristol-Myers Squibb (who referred to it as DARA). We are developing sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease. We are currently enrolling patients for the DUET Phase 2 clinical study of sparsentan for the treatment of FSGS and we expect approximately 100 patients to be enrolled. Based on the robustness of the data obtained in the DUET study, we may be able to support an application for accelerated approval for sparsentan on the basis of proteinuria as a surrogate endpoint.

•	RE-024. We are developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect 1 to 3 persons per million. There are currently no viable treatment options for patients with PKAN. RE-024 is a phosphopantothenate prodrug therapy that aims to restore levels of this key substrate in PKAN patients. Certain ex-US health regulators have approved the initiation of dosing RE-024 in PKAN under physician-initiated studies in accordance with local regulations in their respective countries. The Company intends to file a U.S. IND in 2015 to support the initiation of company-sponsored studies.

•	RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in ACTH formulated using a novel process by Retrophin. RE-034 exhibits the same physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects. Retrophin has successfully formulated and manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration. Retrophin continues preclinical development of RE-034 to enable multiple strategic options, which may include the initiation of IND-enabling studies in 2015.

•	Carbetocin. Carbetocin, similar to Oxytocin, has potential utility for the treatment of milk let-down in post pregnant women, inducing contractions during labor, ostpartum hemorrhage, as well as for autism and schizophrenia. We are currently exploring options relating to the future development of RE-034.

Our Product Candidates and Marketed Products

The following table summarizes the status of our marketed products, product candidates and preclinical programs, each of which are described in further detail below.

Marketed Products:

Thiola® (Tiopronin)

Thiola® is approved by the FDA for the treatment of cystinuria, a rare autosomal recessive disorder of di-basic amino acid transport. Mutations in the genes encoding for transporters found in the proximal tubule prevent necessary reabsorption of the dibasic amino acids, including cystine. This defect causes high cystine levels in the urine which leads to the formation of recurring kidney stones. Cystine stone formers tend to form stones that are larger and more frequent than non-cystine stone formers. As a result, cystinuric patients undergo many invasive procedures for stone removal and are at greater risk for loss of renal function and suffer lower quality of life. The prevalence of cystinuria in the United States is estimated to be 1 per 15,000, indicating that there may be as many as 20,000 affected individuals with cystinuria in the United States.

Chenodal® (chenodiol tablets)

Chenodal® is a synthetic oral form of chenodeoxycholic acid, a naturally occurring primary bile acid synthesized from cholesterol in the liver, indicated for the treatment of radiolucent stones in well-opacifying gallbladders in whom selective surgery would be undertaken except for the presence of increased surgical risk due to systemic disease or age.

Chenodiol administration is known to reduce biliary cholesterol and the dissolution of radiolucent gallstones through suppression of hepatic synthesis of cholesterol, cholic acid and deoxycholic acid in the bile pool. Chenodiol was first approved by FDA in 1983 for the management of gallstones and discontinued due to lack of commercial success. In 2009 an Abbreviated New Drug Application, or ANDA, for chenodiol submitted by Nexgen Pharma was approved by the FDA for the treatment of gallstones; Chenodal® is private label manufactured for Manchester under this ANDA. Manchester subsequently obtained Orphan Drug Designation for chenodiol for the treatment of cerebrotendinous xanthomatosis (CTX) in 2010.

On March 26, 2014, we completed the acquisition of Manchester including the U.S. rights for Chenodal® and the intellectual property to develop, manufacture, and sell the product in the United States. We will continue to supply Chenodal® to the U.S. market.

Chenodal® in Cerebrotendinous Xanthomatosis

We intend to obtain FDA approval of Chenodal® for the treatment of CTX, a rare autosomal recessive lipid storage disease for which there are no FDA approved treatments. The prevalence of CTX is estimated in the literature to be as high as 1 in 50,000 in the overall population. Pathogenesis of CTX involves deficiency of the enzyme 27-hydroxylase (encoded by the gene CYP27A1), a rate-limiting enzyme in the synthesis of primary bile acids, including chenodeoxycholic acid, from cholesterol. The disruption of primary bile acid synthesis in CTX leads to toxic accumulation of cholesterol and cholestanol in most tissues. Most patients present with intractable diarrhea, premature cataracts, tendon xanthomas, atherosclerosis, and cardiovascular disease in childhood and adolescence. Neurological manifestations of the disease, including dementia and cognitive and cerebellar deficiencies, emerge during late adolescence and adulthood. Oral administration of chenodeoxycholic acid has been shown to normalize primary bile acid synthesis in patients with CTX. Chenodeoxycholic acid has been used as the standard of care for CTX for well over three decades.

Sparsentan

Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with selectivity toward endothelin receptor type A. We are developing sparsentan as a treatment for Focal Segmental Glomerulosclerosis (“FSGS”), which is a leading cause of end-stage renal disease and Nephrotic Syndrome (“NS”). There are no FDA approved treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. We estimate that there are at least 40,000 FSGS patients in the United States. Retrophin is currently enrolling patients for the Phase 2 DUET study to evaluate the effects of sparsentan in 100 FSGS patients. The primary endpoint of the study is the decrease in proteinuria, which is well recognized as a marker of disease progression for FSGS. Retrophin believes that a decrease in proteinuria could serve as the basis for an accelerated approval if the data prove to be robust. On January 5, 2015, the Office of Orphan Products Development of the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation for sparsentan for the treatment of FSGS.

RE-034 (Tetracosactide Zinc)

RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in ACTH formulated using a novel process by Retrophin.  RE-034 exhibits the same physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects.  Retrophin has successfully formulated and manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration.  Retrophin continues preclinical development of RE-034 to enable multiple strategic options, which may include the initiation of IND-enabling studies in 2015.

Competition

Clinical studies of Cholic Acid as a potential treatment for inborn errors of bile acid synthesis, sponsored by Asklepion Pharmaceuticals, have been reported. Intercept Pharmaceuticals is currently conducting clinical trials of its FXR agonist, obeticholic acid, in primary biliary cirrhosis, portal hypertension, NASH, and bile acid diarrhea. Additionally, we believe that Intercept Pharmaceuticals is working on a possible treatment of inborn errors of bile acid synthesis using FXR agonists.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Most of our competitors are larger than us and have substantially greater financial, marketing and technical resources than we have.

The development and commercialization of new products to treat orphan diseases is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies. As a result, there are, and will likely continue to be, extensive research and substantial financial resources invested in the discovery and development of new orphan drug products. Our potential competitors include, but are not limited to: GlaxoSmithKline, Roche, Novartis, Pfizer, Sanofi/Genzyme, Shire, Abbvie, and BioMarin.

We are an early stage company with a limited history of operations. Many of our competitors have substantially more resources than we do, including both financial and technical. In addition, many of our competitors have more experience than we do in pre-clinical and clinical development, manufacturing, regulatory and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of orphan diseases.

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

Licenses and Royalties

Ligand License

We have a worldwide license from Ligand for the development, manufacture and commercialization of sparsentan, an ARB and

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

As consideration for the license, we are required to make payments payable upon the achievement of certain milestones totaling up to $105.5 million. Should we commercialize sparsentan or any products containing any of these compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. Through December 31, 2014, we made payments to Ligand of $2.5 million under the license agreement.

In the event that we desire to enter into a license arrangement with respect to any licensed compound under the license agreement, Bristol-Myers Squibb will have a right of first negotiation and Ligand will have a right of second negotiation with respect to any such license arrangement for a licensed compound.

The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

The license agreement will continue until neither party has any further payment obligations under the agreement and is expected to continue for approximately 10 to 20 years. Ligand may also terminate the license agreement due to (i) our insolvency, (ii) our material uncured breach of the agreement, (iii) our failure to use commercially reasonable efforts to develop and commercialize sparsentan as described above or (iv) certain other conditions. We may terminate the license agreement due to a material uncured breach of the agreement by Ligand.

Thiola® License Agreement

Thiola® (Tiopronin)

On May 29, 2014, the Company entered into a license agreement with Mission, pursuant to which Mission agreed to grant the Company an exclusive, royalty-bearing license to market, sell and commercialize Thiola® in the United States and a non-exclusive license to use know-how relating to Thiola® to the extent necessary to market Thiola®. In July 2014, the Company amended the license agreement with Mission to secure the Canadian marketing rights to the product for no additional consideration.

Upon execution of the agreement, the Company paid Mission an up-front license fee of $3 million. In addition, the Company shall pay guaranteed minimum royalties during each calendar year the greater of $2 million or twenty percent (20%) of the Company’s net sales of Thiola® through June 30, 2024. As of December 31, 2014, the present value of guaranteed minimum royalties payable is $11.6 million using a discount rate of approximately 11% based on the Company’s current borrowing rate. As of December 31, 2014, the guaranteed minimum royalties’ current and long term liability is approximately $0.7 million and $10.9 million, respectively, and is recorded as other liability in the consolidated balance sheet. The Company capitalized $15.0 million related to the Thiola® asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payments in 2014 in excess of minimum royalties.

Thiola® is approved by the FDA for the treatment of cystinuria, a rare autosomal recessive disorder of di-basic amino acid transport. Mutations in the genes encoding for transporters found in the proximal tubule prevent necessary reabsorption of the dibasic amino acids, including cystine. This defect causes high cystine levels in the urine which leads to the formation of recurring kidney stones. Cystine stone formers tend to form stones that are larger and more frequent than non-cystine stone formers. As a result, cystinuric patients undergo many invasive procedures for stone removal and are at greater risk for loss of renal function and suffer lower quality of life. The prevalence of cystinuria in the US is estimated to be 1 per 15,000, indicating that there may be as many as 20,000 affected individuals with cystinuria in the US.

Intellectual Property

The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. We have sought patent protection in the United States and certain other jurisdictions for sparsentan, RE-024, and certain other inventions to which we have rights, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets relating to our proprietary technology that may be important to the development of our business.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes.

Sparsentan (RE-021)

Our patent portfolio for sparsentan is comprised of two distinct patent families, both of which are exclusively licensed from Ligand. One of these patent families is owned by Bristol-Myers Squibb Company (“BMS”), which exclusively licensed it to Ligand (the “BMS patent family”), and the other is owned by Ligand (the “Ligand patent family”).

The BMS patent family is directed to sparsentan and structural analogs thereof, and to pharmaceutical compositions containing sparsentan or a structural analog thereof. As of January 31, 2015, this patent family included three U.S. patents (U.S. Patent Nos. 6,638,937, which we refer to herein as the ‘937 patent; 6,835,741; and 6,852,745), of which one (U.S. Patent No. 6,638,937) claims sparsentan and pharmaceutical compositions that contain sparsentan. In addition, as of January 31, 2014, this patent family included a granted European patent and a granted Chinese patent. With the exception of the ‘937 patent, which the USPTO has determined is entitled to 175 days of patent term adjustment, we expect all U.S. and foreign patents in this patent family to expire in July 2019. In view of the USPTO determination that the ‘937 patent is entitled to 175 days of patent term adjustment, we expect the ‘937 patent to expire in December 2019.

The Ligand patent family patent family is directed to methods of using sparsentan in the treatment of endothelin-dependent or angiotensin II-dependent disorders. As of January 31, 2015, this patent family included applications pending in the United States (Application Serial No. 13/720,452, filed December 19, 2012), China, Europe, Hong Kong and Japan. We expect any U.S. and foreign patents granted in this patent family to expire in March 2030.

It is possible, assuming that sparsentan achieves regulatory approval and depending upon the date of any such approval, that the term of the ‘937 patent may be extended up to a maximum of five additional years under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, also referred to as the Hatch-Waxman Act. Patent term extension also may be available in certain foreign jurisdictions upon regulatory approval.

PKAN (RE-024)

Our patent portfolio covering compounds for the treatment of PKAN is comprised of two Retrophin-owned patent families. One of these two patent families includes patents and patent applications directed to RE-024 and structural analogs thereof, pharmaceutical compositions containing RE-024 or analogs thereof, and methods of using RE-024 or analogs thereof in the treatment of PKAN. As of January 31, 2015, this patent family included one U.S. patent (U.S. Patent No. 8,673,883, issued March 18, 2014, which we refer to herein as the ‘883 patent), one pending U.S. patent application (Application Serial No. 14/157,173, filed January 16, 2014) and corresponding foreign patent applications pending in Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, and Russia. We expect all U.S. and foreign patents in this patent family to expire in April 2033.

Our other PKAN patent family is directed to a chemical genus that encompasses structural analogs of RE-024, but not RE-024 itself. As of January 31, 2015, this patent family was comprised of International Patent Application PCT/US2014/062451, filed October 27, 2014. We expect any U.S. or foreign patent family granted in this patent family to expire in October 2034.

It is possible, assuming that RE-024 achieves regulatory approval and depending upon the date of any such approval, that the term of the ‘883’ patent may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act. Patent term extension also may be available in certain foreign jurisdictions upon regulatory approval. Should we commercialize RE-024, we may be obligated to pay royalties of up to 5% of net sales of all such products.

Carbetocin

Our patent portfolio for Carbetocin is comprised of three distinct patent families, two of which we acquired upon our acquisition Kyalin Biosciences, Inc. (“Kyalin”) and the third to which we have an option for an exclusive license under an agreement with Neuropharmacology Services, Inc. (“Neuropharmacology”).

One of the two patent families we acquired from our acquisition of Kyalin is directed to intranasal Carbetocin formulations and treatment of methods for the treatment of autism therewith. As of January 31, 2015, this patent family included an allowed U.S. application (U.S. Application Serial No. 13/204,485) and nine corresponding foreign patents and patent applications. As of January 31, 2015, we had corresponding patents granted in Australia, Canada, and New Zealand. In addition, as of January 31, 2015, we had corresponding patent applications pending in Australia, China (2), Europe, Hong Kong, and India.

The other patent family we acquired from our acquisition of Kyalin is directed to long-acting oxytocin analogs, including Carbetocin, for the treatment and prevention of breast cancer and psychiatric disorders. As of January 31, 2015, this patent family included a pending U.S. patent application (U.S. Application Serial No. 11/537,468.

Finally, under an agreement with Neuropharmacology, we have an option to an exclusive license to pending U.S. Application Serial No.

10/530,246 (“the ‘246 application”). The ‘246 application is directed to the use of oxytocin and analogs thereof, including Carbetocin, for the treatment of autism.

Regulatory Exclusivity

If we obtain marketing approval for RE-024, sparsentan or other drug candidates in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory protection. For example, in the U.S. an FDA approved product may be eligible to receive five years of new chemical entity exclusivity or, for drugs granted an orphan designation by the FDA, seven years of orphan drug exclusivity. In Europe a new drug product approved by the European Medicines Agency (EMA) may receive eight years of data exclusivity and up to 11 years of marketing exclusivity or, in the case of orphan drugs, ten years of data exclusivity. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.

Trademarks

Our trademark portfolio is comprised of two U.S. trademark applications for the mark “RETROPHIN”, one U.S. trademark application directed to the Retrophin logo, one registered U.S. trademark and one registered Canadian trademark for the mark “CHENODAL®”, one registered U.S. trademark directed to the Chenodal® logo, one registered U.S. trademark for the mark “MANCHESTER PHARMACEUTICALS”, and one U.S. trademark application for the mark “KEEP IT BELOW THE LINE”. In addition, under our license agreement with Mission Pharmacal we have an exclusive license to use Mission Pharmacal’s three registered U.S. trademarks and one registered Canadian trademark for the mark “THIOLA®”.

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We seek to protect our proprietary data and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and partners. These agreements are designed to protect our proprietary information. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. Trade secrets and know-how can be difficult to protect. Consequently, we anticipate that trade secrets and know-how will, over time, be disseminated within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from academic to industry scientific positions.

Manufacturing and Distribution

Nexgen Pharma manufactures Chenodal® and Mission manufactures Thiola®. Dohmen Life Sciences Services (“Dohmen”) is our distributor.

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

Sales and Marketing

During fiscal 2014, we built a specialty sales force to market our products. In order to commercialize our clinical drug candidates if and when they are approved for sale in the United States or elsewhere, we will need to build marketing, sales and distribution capabilities.

Pricing and Reimbursement

A portion of our end-user demand for our drugs comes from patients covered under Medicaid, Medicare and other government-related programs such as TRICARE and the Department of Veterans Affairs, or the VA. As required by Federal regulations, we will provide rebates and discounts in connection with these programs. As a result of Medicaid rebates, we may not generate any net revenues with respect to Medicaid sales, but we may generate net revenues with respect to Medicare sales, TRICARE sales and sales made to the VA.

Our commercial success depends in significant part on the extent to which coverage and adequate reimbursement for these products will be available from third-party payers, including government health administration authorities, private health insurers and other organizations. Third-party payers determine which medications they will cover and establish reimbursement levels. Even if a third-party payer covers a particular product, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to product acceptance.

Government authorities and other third-party payers are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payers are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payers in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In addition, it is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the coverage and reimbursement rates for our products and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.

There have been a number of enacted or proposed legislative and regulatory changes affecting the healthcare system and pharmaceutical industry that could affect our commercial success. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “Health Care Reform Law”) a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, the Health Care Reform Law expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The Health Care Reform Law also expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs used in orphan indications. The Health Care Reform Law also imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. Furthermore, the Health Care Reform Law changed the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to certain eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.

Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.

We expect that the Health Care Reform Law, as well as other federal and state healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any of our products, and could seriously harm our future revenues.

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

Chenodal® (chenodiol tablets)

Chenodal® is a synthetic oral form of chenodeoxycholic acid, a naturally occurring primary bile acid synthesized from cholesterol in the liver, indicated for the treatment of radiolucent stones in well-opacifying gallbladders in whom selective surgery would be undertaken except for the presence of increased surgical risk due to systemic disease or age.

Chenodiol administration is known to reduce biliary cholesterol and the dissolution of radiolucent gallstones through suppression of hepatic synthesis of cholesterol, cholic acid and deoxycholic acid in the bile pool. Chenodiol was approved in 1983 for the management of gallstones and discontinued due to lack of commercial success. In 2009 Manchester Pharmaceuticals was granted approval of Chenodal® for the treatment of gallstones and subsequently obtained Orphan Drug Designation for the treatment of cerebrotendinous xanthomatosis (CTX) in 2010.

On March 26, 2014, we completed the acquisition of Manchester Pharmaceuticals including the U.S. rights for Chenodal® and the intellectual property to develop, manufacture, and sell the product in the United States. We will continue to supply Chenodal® to the U.S. market.

There are currently no FDA approved products for Cerebrotendinous Xanthomatosis (“CTX”). Cholic Acid is approved in Europe for CTX and is currently under FDA review in the US for Inborn Errors of Bile Acid Synthesis including CTX.

Statins lower cholesterol and have been studied as a treatment for CTX. However, statins deplete CoQ10 and thereby alter mitochondrial function, which is a theoretical concern because abnormal mitochondrial metabolism has been reported in CTX. Although data are sparse, statin monotherapy appears to have little or no benefit for CTX. However, statins may be useful for lowering cholestanol levels when combined with CDCA, and there is limited evidence that they provide additional clinical benefit over CDCA treatment alone.

Thiola® (Tiopronin)

Thiola® is approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The worldwide prevalence of the disease is believed to be one in 7,000. We have begun to build a salesforce to promote Thiola® to targeted physicians.

On May 29, 2014, the Company entered into a license agreement with Mission, pursuant to which Mission agreed to grant the Company an exclusive, royalty-bearing license to market, sell and commercialize Thiola® in the United States and a non-exclusive license to use know-how relating to Thiola® to the extent necessary to market Thiola®. In July 2014, the Company amended the license agreement with Mission to secure the Canadian marketing rights to the product for no additional consideration.

Upon execution of the agreement, the Company paid Mission an up-front license fee of $3 million. In addition, the Company shall pay guaranteed minimum royalties during each calendar year the greater of $2 million or twenty percent (20%) of the Company’s net sales of Thiola® through June 30, 2024. As of December 31, 2014, the present value of guaranteed minimum royalties payable is $11.6 million using a discount rate of approximately 11% based on the Company’s current borrowing rate. As of December 31, 2014, the guaranteed minimum royalties’ current and long term liability is approximately $0.7 million and $10.9 million, respectively, and is recorded as other liability in the consolidated balance sheet. The Company capitalized $15.0 million related to the Thiola® asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payments in 2014 in excess of minimum royalties.

D-penicillamine is the only other prescription medication FDA approved for the treatment of cystinuria. D-penicillamine forms a penicillamine-cysteine disulfide that is 50 times more soluble than cystine. In uncontrolled trials and observational studies, penicillamine decreases stone size or dissolves stones in up to 75 percent of patients.

The use of D-penicillamine is often limited by a relatively high incidence of side effects, such as fever, rash, abnormal taste, arthritis, leukopenia, aplastic anemia, hepatotoxicity, and pyridoxine (vitamin B6) deficiency. In addition, patients treated with penicillamine may develop proteinuria (usually due to membranous nephropathy), typically within the first 6 to 12 months of therapy, or, less commonly, crescentic glomerulonephritis.

Given the high incidence of side effects, drug therapy may be discontinued once preexisting stones have dissolved. Additional courses can be given if stones recur. If penicillamine is to be used long term, pyridoxine supplementation (50 mg/day) is required.

Captopril is not FDA approved for the treatment of cystinuria but has been prescribed for patients with cystinuria. The proportion of orally administered captopril that appears in the urine is low. Thus, the doses of captopril required to reduce cystine excretion (more than 150 mg/day) may not be tolerated because of hypotension. In addition, the efficacy of captopril as a treatment for cystinuria remains unproven. Thus, its use is typically limited to patients who cannot tolerate other cystine-binding agents.

RE-034 (Tetracosactide Zinc)

RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in ACTH formulated using a novel process by

Retrophin.  RE-034 exhibits the same physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects.  Retrophin has successfully formulated and manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration.  Retrophin continues preclinical development of RE-034 to enable multiple strategic options, which may include the initiation of IND-enabling studies in 2015.

RE-034 in Infantile Spasms

IS, also known as West syndrome, is a form of epileptic encephalopathy that begins in infancy. Infantile Spasms is considered a catastrophic form of epilepsy due to the difficulty in controlling seizures and normalization of electroencephalography in addition to strong association with sequelae of developmental delay and mental retardation. Commercially available ACTH formulations that are substantially similar to RE-034 have been shown to be an effective treatment of IS. We are currently evaluating development options for RE-024 in several indications.

RE-034 in Nephrotic Syndrome

We intend to initiate studies of RE-034 for the treatment of NS. NS is a kidney disorder that leads to proteinuria, a condition in which an excess of proteins are contained in a patient’s urine. Long-term conventional immunosuppression therapies have been used effectively to induce remission of proteinuria; however, many patients with NS will relapse after remission or are resistant to primary and secondary treatments. Commercially available ACTH formulations that are substantially similar to RE-034 have been shown to successfully induce remission of proteinuria in patients with NS. We are currently exploring strategic options for development of RE-034 which could be enabled for U.S. IND in 2015.

Questcor’s H.P. Acthar Gel (repository corticotropin injection) is a highly purified sterile preparation of the adrenocorticotropic hormone in 16% gelatin. Acthar is the only approved long-lasting ACTH medication in the US.

H.P. Acthar Gel is indicated for the following diseases:

•	Collagen diseases: Treatment of exacerbations or as maintenance therapy of systemic lupus erythematosus, or systemic dermatomyositis (polymyositis).
•	Dermatologic diseases: Treatment of severe erythema multiforme or Stevens-Johnson syndrome.
•	Diuresis in nephrotic syndrome: To induce a diuresis or remission of proteinuria in patients with nephrotic syndrome without idiopathic uremia or due to lupus erythematosus.
•	Infantile spasms: Treatment of infantile spasms in infants and children younger than 2 years.
•	Multiple sclerosis: Treatment of acute exacerbations of multiple sclerosis in adults.
•	Ophthalmic diseases: Treatment of severe acute and chronic allergic and inflammatory processes involving the eye and its adnexa (eg, keratitis, iritis, iridocyclitis, diffuse posterior uveitis, choroiditis, optic neuritis, chorioretinitis, anterior segment inflammation).
•	Rheumatic disorders: As adjunctive therapy for acute episodes/exacerbations of psoriatic arthritis, rheumatoid arthritis, including juvenile rheumatoid arthritis (select cases may require low-dose maintenance therapy) and/or ankylosing spondylitis.
•	Serum sickness: Treatment of serum sickness.
•	Symptomatic sarcoidosis: Treatment of symptomatic sarcoidosis.

Amphastar’s Cortrosyn® (cosyntropin) for injection use is a sterile Iyophilized powder in vials containing 0.25 mg of Cortrosyn® and 10 mg of mannitol. Cortrosyn® is indicated for the ACTH Stimulation Test which measures the ability of the adrenal cortex to respond to ACTH by producing cortisol appropriately. Administration is by intravenous or intramuscular injection. Currently, Cortrosyn is only approved as a diagnostic, not as a drug. Further, Cortrosyn is a short acting formulation of ACTH in contrast to Synacthen Depot and Acthar.

Sparsentan

We are developing sparsentan as a treatment for focal segmental glomerulosclerosis (“FSGS”) and other nephropathies. Sparsentan is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), which is a type of drug that modulates the renin-angiotensin-aldosterone system and is typically used to treat hypertension, diabetic nephropathy and congestive heart failure, as well as a selective endothelin receptor antagonist (ERA), which is a type of drug that blocks endothelin receptors, preferential for endothelin receptor type A.

Sparsentan in FSGS

We intend to develop sparsentan as a treatment for FSGS. FSGS is a leading cause of end-stage renal disease (“ESRD”) and NS. There are no FDA- approved treatments for FSGS and the off-label armamentarium is limited to ARBs, steroids, and immunosuppressant agents, which we believe are only effective for some patients. We estimate that there are at least 40,000 FSGS patients in the United States.

We believe that FSGS as an indication would be eligible to receive orphan drug status from both the FDA and the EMA. FSGS is similar to over a dozen other rare, but severe, nephropathies and glomerulopathies for which sparsentan could serve a critical role. Retrophin believes that a drop in proteinuria could serve as a primary endpoint in a pivotal clinical study and that FDA approval could be received on the basis of a single, small pivotal trial. On January 9, 2015, the Company announced the Office of Orphan Products Development of the U.S. Food and Drug Administration (“FDA”) has granted orphan drug designation for sparsentan (RE-021) for the treatment of Focal Segmental Glomerulosclerosis.

There are currently no products approved for FSGS in Europe or the United States. Generally, patients with primary FSGS are treated using glucorticoids such as predinisone as initial therapy when proteinuria is >3.5 g/day and accompanied by hypoalbuminemia <3.5 g/dL (<35 g/L). Depending upon the response to and the toxicity from this therapy, the duration of prednisone therapy can vary from as short as 8 to 12 weeks to as long as one year. Some patients treated with glucocorticoids have only a transient remission or no remission whatsoever.

Calcineurin inhibitors as alternative initial therapy — in patients at increased risk for glucocorticoid-associated toxicity (eg, obese patients, diabetic patients, patients with severe osteoporosis, patients >70 years of age), we use cyclosporine or tacrolimus with or without low-dose prednisone as initial therapy, although data evaluating this strategy are limited.

Treatment of steroid-dependent or steroid-resistant FSGS can consist of use a calcineurin inhibitor with or without low-dose glucocorticoids in patients with steroid-dependent or steroid-resistant FSGS. Most existing data support the use of cyclosporine; however, many authorities believe that cyclosporine and tacrolimus are interchangeable, and preferably use tacrolimus in women because this drug is associated with fewer cosmetic side effects.

Mycophenolate mofetil (“MMF”) is an alternative for steroid-dependent or steroid-resistant FSGS. Observational studies and one randomized trial suggest that MMF given with or without glucocorticoids may be beneficial in patients with FSGS. Based upon these limited data, some physicians use MMF (750 to 1000 mg twice daily for six months) in combination with low-dose glucocorticoids be used in patients with steroid-dependent or steroid-resistant primary FSGS who have either not responded to or should not be exposed to calcineurin inhibitors, or who have had a partial response to prednisone and/or calcineurin inhibitors but developed signs of toxicity to these drugs.

ACE inhibitor or an ARB is often used to treat patients with primary FSGS, even as specific immunosuppressive treatment is undertaken, or as primary therapy for patients with non-nephrotic proteinuria and patients who have other reasons for not receiving immunosuppression.

Other therapies — Data are relatively poor for other disease-modifying therapies in patients with primary FSGS. These products include cytotoxic drugs such as chlorampucil and cyclosporine, rituximab, adrenocorticotropic hormone (ACTH), plasmapheresis and related modalities, LDL apheresis, abatacept.

Revive Therapeutics is developing Bucillamine for cystinuria. Bucillamine has shown the potential to be an effective agent in both non-clinical and clinical studies in the treatment of cystinuria and may be a new therapeutic agent for cystinuria in place of monothiol compounds such as tiopronin (Thiola®) and D-penicillamine which currently treat cystinuria.

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

We and our third-party consultants conduct pre-clinical testing in accordance with Good-Laboratory Practices (“GLP”), and clinical testing in accordance with Good Clinical Practice standards (“GCP”), which are international ethical and scientific quality standards utilized for pre- clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials, and is required by the FDA to be followed in conducting clinical trials.

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. All of our products will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

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

FDA Drug Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

We cannot market a drug product candidate in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s GLP regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of an NDA after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with cGMPs; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. If the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, including GCP requirements, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval at each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal trials, are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within 10 to 12 months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs to treat serious conditions that the FDA determines offer significant improvement in safety or effectiveness. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require REMS to ensure that the benefits of the drug outweigh the potential risks. A REMS can include a medication guide, a communication plan for healthcare professionals and elements to assure safe use, such as special training and certification requirements for individuals who prescribe or dispense the drug, requirements that patients enroll in a registry and other measures that the FDA deems necessary to assure the safe use of the drug. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs. Such supplements are typically reviewed within 10 months of receipt.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, surveillance to monitor the effects of an approved product, or restrictions on the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA confers orphan drug status, the generic identity of the drug and its potential orphan indication are disclosed publicly by the FDA. Orphan drug designation in and of itself does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular indication with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Prior to FDA approval, orphan designation provides incentives for sponsors including tax credits for clinical research expenses, the opportunity to obtain government grant funding to support clinical research, and an exemption from FDA user fees.

Accelerated Approval

Under the FDA’s accelerated approval regulations, FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

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

Health Care Regulatory Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain business practices in the pharmaceutical industry in recent years. These laws include, without limitation, anti-kickback statutes and false claims laws, data privacy and security laws, and transparency laws regarding payments or other items of value provided to healthcare providers.

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce; or in return for; purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the anti-kickback statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal anti-kickback statute has been violated. Additionally, Health Care Reform Law amended the federal anti-kickback statute to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Health Care Reform Law codified case law that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Federal false claims laws, including the civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate federal false claims laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal anti-kickback statute, the Health Care Reform Law amended the intent standard for certain healthcare fraud provisions under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Additionally, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA.

Additionally, the federal Physician Payments Sunshine Act within the Health Care Reform Law, and its implementing regulations,

require that certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; require the registration of sales representatives; or require drug manufacturers to track and report information related to payments, gifts and other items of value to physicians and other healthcare providers. We will comply with the Sunshine Act in the first quarter of 2015.

In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to health care providers and entities in these states. Other states prohibit various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. Certain states, such as California and Connecticut, require manufacturers to implement compliance programs and/or marketing codes. Other states, such as Massachusetts and Vermont, impose restrictions on manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including imprisonment, criminal fines, civil monetary penalties, administrative penalties, disgorgement, and exclusion from participation in federal healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Other Laws and Regulatory Processes

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the Securities and Exchange Commission (“SEC”), and NASDAQ rules under which the Company’s stock is listed. In addition, the Financial Accounting Standards Board (“FASB”), the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation which might result from future legislation or administrative action, cannot accurately be predicted.

Research and Development

Our expenditures for research and development activities were $47.8 million and $7.1 million for the years ended December 31, 2014 and 2013, respectively. These expenditures represent costs incurred to conduct research of our proprietary product candidates, including employee salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, manufacturing, preclinical studies, clinical trial activities, laboratory consumables, and allocated facility costs.

Available Information

Our website address is www.retrophin.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

Our business, as well as an investment in our common stock, are highly speculative in nature and involve a high degree of risk. Our securities should be purchased only by persons who can afford to lose their entire investment. Carefully consider the risks and uncertainties described below together with all of the other information included herein, including the financial statements and related notes, before deciding to invest in our common stock. If any of the following risks actually occur, they could adversely affect our business, prospects, financial condition and results of operations. In such event(s), the market price of our common stock could decline and result in a loss of part or all of your investment. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of our common stock.

Risks Related to the Development and Commercialization of Our Products and Product Candidates

The commercial success of Chenodal® and Thiola® depends on them being considered to be effective drugs with advantages over other therapies.

The commercial success of our products Chenodal® and Thiola® depends on them being considered to be effective drugs with certain advantages over other therapies. A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing therapies, as well as the reimbursement policies of third-party payers, such as government and private insurance plans.

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

If physicians, patients and third-party payers do not accept our products, we may be unable to generate significant revenues.

Our drugs may not gain or maintain market acceptance among physicians and patients. Effectively marketing our products and any of our drug candidates, if approved, requires substantial efforts, both prior to launch and after approval. Physicians may elect not to prescribe our drugs, and patients may elect not to request or take them, for a variety of reasons including:

•	lower demonstrated efficacy, safety and/or tolerability compared to other drugs;

•	prevalence and severity of adverse side-effects;

•	lack of cost-effectiveness;

•	lack of coverage and adequate reimbursement availability from third-party payers;

•	a decision to wait for the approval of other therapies in development that have significant perceived advantages over our drug;

•	convenience and ease of administration;

•	other potential advantages of alternative treatment methods; and

•	ineffective marketing and/or distribution support.

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

We are dependent on third parties to manufacture and distribute our pharmaceutical products who may not fulfill their obligations.

We have no manufacturing capabilities and rely on Nexgen Pharma and Mission as sole source suppliers for manufacturing of Chenodal® and Thiola®, respectively. The facilities used by our third party manufacturers must be approved by the FDA. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. If our third party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.

We currently have no in-house distribution channels for Chenodal® or Thiola® and we are dependent on a third-party specialty distributor, Dohmen Life Sciences Services to distribute such products. We rely on this distributor for all of our proceeds from sales of Chenodal® and Thiola® in the United States. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of such products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, distribution of Chenodal® or Thiola® could become disrupted, resulting in lost revenues, provider dissatisfaction, and/or patient dissatisfaction.

The independent clinical investigators and contract research organizations that we rely on to conduct our clinical trials may not be diligent, careful or timely and may make mistakes in the conduct of our trials.

We depend on independent clinical investigators and contract research organizations (“CROs”) to conduct our clinical trials under agreements with us. The CROs play a significant role in the conduct of our clinical trials. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. The independent clinical investigators are not our employees and we cannot control the timing or amount of resources they devote to our studies. If their performance is substandard, it could delay or prevent approval of our FDA applications.

Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates which could prevent or significantly delay their regulatory approval.

Our efforts to develop certain of our product candidates are at an early stage. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. We cannot assure that any future clinical trials of sparsentan, RE-024 and RE-034 will ultimately be successful.

Before obtaining regulatory approval to conduct clinical trials of our product candidates, we must conduct extensive preclinical tests to demonstrate the safety of our product candidates in animals. Preclinical testing is expensive, difficult to design and implement, and can take many years to complete. A failure of one or more of our preclinical studies can occur at any stage of testing. We have not filed an IND for RE-024, though the Company is targeting U.S. IND for RE-024 for 2015. Although we are currently exploring strategic alternatives for development of RE-034, which could be enabled for a U.S. IND in 2015, we cannot be certain that we will ever file INDs for RE-024 and RE-034.

If we successfully file INDs on our product candidates, we will only obtain regulatory approval to commercialize product candidates if we can demonstrate to the satisfaction of the FDA, or applicable non-United States regulatory authorities, in well-designed and conducted clinical trials, that our product candidates are safe and effective and otherwise meet the appropriate standards required for approval for a particular indication.

There can be no assurance that the DUET Phase 2 clinical study for sparsentan will demonstrate that sparsentan is safe and effective for treating FSGS or that the data will support an application for accelerated FDA approval.

Clinical trials can be lengthy, complex and extremely expensive processes with uncertain results. Our product candidates are intended to treat IS, NS, PKAN and FSGS, each of which is a rare disease. Given that these development candidates are in the early stages of required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. For example, our ability to complete the sparsenten Duet study is dependent upon ability to enroll FSGS patients. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. To date, we are not aware of any product to treat PKAN or FSGS that has been approved by the FDA. As a result, we cannot be sure what endpoints the FDA will require us to measure in later-stage clinical trials of our product candidates.

FDA approval for a product requires substantial or extensive preclinical and clinical data and supporting documentation. The approval process may take years and may involve on-going requirements as well as post marketing obligations. FDA approval once obtained, may be withdrawn. If the regulatory approval for Thiola® and/or Chenodal® are withdrawn for any reason, it would have a material adverse impact on our sales and profitability. Further, we face the risk that the FDA will not approve cholic acid or approval will be delayed as well as risks relating to the approved cholic acid labeling, postmarking obligations and commercial acceptance.

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

We face substantial risks related to the commercialization of our product candidates.

We have invested a significant portion of our efforts and financial resources in the acquisition and development of our most advanced product candidates, sparsentan,RE-024 and RE-034. Our ability to generate product revenue from these development stage compounds, which we do not expect will occur for at least the next several years, if ever, may depend heavily on the successful development and commercialization of these product candidates. The successful commercialization of our future product candidates will depend on several factors, including the following:

•	obtaining supplies of RE-034 and RE-024, sparsentan and subsequent product candidates for completion of our clinical trials on a timely basis;
•	successful completion of pre-clinical and clinical studies;
•	obtaining marketing approvals from the FDA and similar regulatory authorities outside the United States;
•	establishing commercial-scale manufacturing arrangements with third-party manufacturers whose manufacturing facilities are operated in compliance with cGMP regulations;
•	launching commercial sales of the product, whether alone or in collaboration with others;
•	acceptance of the product by patients, the medical community and third-party payers;
•	competition from other companies;
•	successful protection of our intellectual property rights from competing products in the United States and abroad; and
•	a continued acceptable safety and efficacy profile of our product candidates following approval.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Although we have obtained orphan designation for Chenodal® and sparsentan and expect to seek orphan drug designations from the FDA for RE-024 and RE-034, there can be no assurance that there will be any benefits associated with such designation, or that the FDA will grant orphan status. We also expect to seek drug orphan designation from the European Medicines Agency (the “EMA”), for sparsentan,RE-024 and RE-034. There can be no assurance that we will successfully obtain such designation. If we are unable to secure orphan status in either Europe or the United States it may have a material negative effect on our share price.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. Obtaining orphan drug exclusivity for RE-034, RE-024, and sparsentan may be important to the product candidate’s success. Even if we obtain orphan drug exclusivity for RE-034, RE-024 for PKAN, sparsentan for FSGS, we may not be able to maintain it. For example, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved before our product candidate is approved, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.

Our products may not achieve or maintain expected levels of market acceptance or commercial success.

The success of our products is dependent upon achieving and maintaining market acceptance. Commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees, successfully commercialize new products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success.

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

Any products that we bring to the market, including sparsentan, RE-024 and RE-034 if they receive marketing approval—may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate patients, the medical community, and third-party payers on the benefits of our product candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors.

If the market opportunities for our product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

Certain of the diseases that our current and future product candidates are being developed to address, such as IS, NS, PKAN, and FSGS are relatively rare. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, may not be accurate.

Currently, most reported estimates of the prevalence of IS, NS, PKAN and FSGS are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. As new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of IS, NS, PKAN, or FSGS in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of IS, NS, PKAN, or FSGS or of the number of patients who may benefit from treatment with sparsentan, RE-024 and RE-034 prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.

We do not currently have patent protection for certain of our product candidates. If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. We filed a U.S. patent application on RE-024 in April 2012, for which we received a notice of allowance from the United States Patent and Trademark Office in January 2014. We have licensed composition of matter patents on sparsentan that expire in 2019. Currently we have no patent protection on RE-034. We expect that in addition to the protection afforded by our patent filings that we will be able to obtain five years regulatory exclusively via the provisions of the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, or FDC Act, for products we develop based on a new chemical entity not previously approved by the FDA, and up to five years patent term extension (to compensate for regulatory approval delay) for a patent covering such a product.

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

We have filed a patent application in the United States on the composition of RE-024 as a treatment for PKAN Further, we have not filed for patent protection outside of the United States for RE-024. We cannot be certain that we will file for patent protection outside the

United States, or that, even if we do, any patents(s) will be granted.

We have negotiated a license agreement for the rights to sparsentan which we are initially using in connection with the treatment of FSGS, from Ligand. Further, this license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we could lose our rights to sparsentan. We cannot be certain when or if we will file for patent protection for different indications for sparsentan, if we would be successful in obtaining these patents, or if we will be able to enforce these patents. If we are unsuccessful in obtaining patents for different uses of sparsentan, we may not be able to stop competitors from marketing similar products.

Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind the actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in our or their issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. If a third party has also filed a United States patent application prior to the effective date of the relevant provisions of the America Invests Act (i.e. before March 16, 2013) covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our United States patent position.

We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us with respect to technologies used in our products. If patent infringement suits were brought against us, we may be unable to commercialize some of our products which could severely harm our business. Litigation proceedings, even if not successful, may result in substantial costs and harm our business.

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

Chenodal® and Thiola® are subject to immediate competition from generic entrants, as the ANDA and NDA for these drug products have no remaining patent or nonpatent exclusivity.

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

Our contract manufacturers will be required to adhere to FDA regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize. Our manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our manufacturers are subject to unannounced inspections by the FDA, state regulators and similar regulators outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect regulatory approval and supplies of our product candidates.

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

We face competition from pharmaceutical companies in the IS, NS, and FSGS indications and will likely face similar competition in other indications, including PKAN, because competition in the area of pharmaceutical products is intense.

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

The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for RE-034, RE-024, and sparsentan, or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell sparsentan, RE-024 and RE-034 or any other product candidate for which we obtain marketing approval.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act (collectively, the “Health Care Reform Law”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. Although it is too early to determine the full effect of the Health Care Reform Law, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase regulatory burdens and operating costs.

If we are unable to obtain coverage and adequate reimbursement from governments or third-party payers for any products that we may develop or if we are unable to obtain acceptable prices for those products, our prospects for generating revenue and achieving profitability will suffer.

Our prospects for generating revenue and achieving profitability will depend heavily upon the availability of coverage and adequate reimbursement for the use of our approved product candidates from governmental and other third-party payers, both in the United States and in other markets. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining reimbursement approval for a product from each government or other third-party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-United States regulatory authorities. In addition, there is a risk that full reimbursement may not be available for high-priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. A primary trend in the United States healthcare industry and elsewhere is toward cost containment. We expect recent changes in the Medicare program and increasing emphasis on managed care to continue to put pressure on pharmaceutical product pricing.

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

Risks Related to Our Business

We are an early stage corporation. Our limited operating history makes it difficult to evaluate our current business and future prospects, and our profitability in the future is uncertain. Our independent auditors modified their report on our financial statements to include a paragraph that concluded that there is substantial doubt about our ability to continue as a going concern.

We commenced operations in 2011 and are a new, early stage company. We face the problems, expenses, difficulties, complications and delays, many of which are beyond our control, associated with any business in its early stages and has no operating history on which an evaluation of our prospects can be made. Such prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a business in a new industry, characterized by a number of market entrants and intense competition, and in the shift from development to commercialization of new products based on innovative technologies.

We expect to experience significant growth in the number of our employees and the scope of our operations. We began 2014 with 26 employees and ended the year with approximately 110 employees having added sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.

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

•     unforeseen costs associated with expanding our own sales and marketing team for new products or with entering into a partnering agreement with an independent sales and marketing organization; and

•     efforts by our competitors to commercialize competitive products.

Moreover, though we generate revenues from product sales arrangements, we may incur significant operating losses over the next several years. Our ability to achieve profitable operations in the future will depend in large part upon successful in-licensing of products approved by the FDA, selling and manufacturing these products, completing development of our products, obtaining regulatory approvals for these products, and bringing these products to market. The likelihood of the long-term success of our company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new drug products, competitive factors in the marketplace, as well as the regulatory environment in which we operate.

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

In connection with the preparation of our audited financial statements for the year ended December 31, 2014 we concluded that a material weakness existed in internal control over financial reporting. Specifically, as of December 31, 2014, our management concluded that the management of and accounting for equity awards and consulting agreements controls were not effective. On February 19, 2015, the Company’s board of directors concluded that as a result of the errors related to such consulting agreements, the financial statements contained in the September 30, 2013 third quarter Form 10-Q and the 2013 Form 10-K should no longer be relied upon. The Company has corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and we will restate these periods in amendments to the September 30, 2013 Third Quarter Form 10-Q and 2013 Form 10-K. The Company believes that the errors related to such consulting agreements in the 2014 Forms 10-Q do not cause the financial statements contained therein to be misleading, and therefore such financial statements can still be relied upon. The Company has corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and will restate those quarters in future Forms 10-Q.

As of December 31, 2014, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework.  Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.  In connection with the above assessment, Retrophin management identified a material weakness in the control environment relating to a certain member of senior management who did not demonstrate the appropriate level of control consciousness and, therefore, did not demonstrate a positive tone at the top of the organization and did not observe a diligent process relating to the review and approval of contracts. In addition, Retrophin’s management also identified a material weakness in the control environment relating to the accounting for equity awards.

Additionally, as of December 31, 2013, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, including the fact that we (i) have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) have limited segregation of duties. Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Management is in the process of taking the steps as outlined in Item 9A to remediate the December 31, 2014 material weaknesses. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, financial condition or liquidity.

Our auditors have expressed doubt about our ability to continue as a going concern.

The Independent Registered Public Accounting Firms’ Reports issued in connection with our audited financial statements for the years ended December 31, 2014 and 2013 stated that there is “substantial doubt about the Company’s ability to continue as a going concern”. Because we have been issued an opinion by our auditors that substantial doubt exists as to whether it can continue as a going concern, it may be more difficult to attract investors. If we are not able to continue our business as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

We have incurred operating losses since our inception. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

We believe that our available cash and short-term investments as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. Management believes the Company’s ability to continue its operations depends on its ability to sustain and grow revenue, results of operations and its ability to access capital markets when necessary to accomplish its strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the year December 31, 2014, the Company has generated revenue and is trying to achieve positive cash flow from operations. The Company expects to finance its cash needs from results of operations and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

At December 31, 2014, we had working capital deficit of approximately $70.2 million. Our accumulated deficit amounted to $179.2 million at December 31, 2014. As of December 31, 2014 and December 31, 2013, our stockholders’ deficit was $37.3 million and $19.7 million, respectively. Our net loss for the year ended December 31, 2014 was $110.9 million compared to $34.6 million for the year ended

December 31, 2013. Net cash used in operating activities was $45.8 million for the year ended December 31, 2014 compared to $17.6 million for the year ended December 31, 2013. Operations since inception have been funded primarily with the proceeds from equity and debt financings and beginning in March 2014 from revenue from our three marketed products. As of December 31, 2014, we had cash, cash equivalents and marketable securities of $27.8 million. We will continue to fund operations from cash on hand, product revenues, and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our development activities. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

We have devoted substantially all of our efforts to research and development, specifically our preclinical development activities. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several quarters and we are unable to predict the extent of any future losses. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing preclinical development of RE-034;
•	continue our ongoing preclinical development of RE-024 for the treatment of PKAN, and begin Company sponsored clinical trials of RE-024;
•	complete Phase 2 clinical development of sparsentan for the treatment of FSGS;
•	continue the research and development of additional product candidates;
•	seek regulatory approval of RE-034, RE-024, sparsentan, and additional product candidates;
•	expand our sales and marketing infrastructure to commercialize new products for which we may obtain regulatory approval; and
•	expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.

To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including the discovery of product candidates, successful completion of preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of these activities. We may not be successful enough in these activities to generate revenues that are substantial enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become or remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock may also cause a loss of a part or all of your investment.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our general, research and development expenses to increase in connection with our ongoing activities, particularly as we complete Phase 2 clinical studies of sparsentan, and as we continue toward Phase 1 clinical studies of RE-024 and RE-034 and for any later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates.

Management believes the Company’s ability to continue its operations depends on its ability to sustain and grow revenue, results of operations and its ability to access capital markets when necessary to accomplish its strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the year December 31, 2014, the Company has generated revenue and is trying to achieve positive cash flow from operations. The Company expects to finance its cash needs from results of operations and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever. Additional funds may not be available to us when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our pre-clinical and clinical studies of sparsentan, RE-024 and RE-034 and other drug candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.

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

In addition, the stock markets, and in particular, the NASDAQ Global Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many pharmaceutical companies. Stock prices of many pharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors” could have a dramatic and material adverse impact on the market price of our common stock.

We may be unable to successfully integrate new products or businesses we may acquire.

We intend to expand our product pipeline by pursuing acquisition of pharmaceutical products. If an acquisition is consummated, the integration of the acquired business, product or other assets into our company may also be complex and time- consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

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

Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions or arrangements after we have expended resources on them.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of pharmaceutical products. If any of our product candidates in clinical trials or marketing products harm people we may be subject to costly and damaging product liability claims. We have clinical trial insurance and commercial product liability coverage. However, this insurance may not be adequate to cover all claims. We may be exposed to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, such products, whether or not such problems directly relate to the products and services we have provided. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We are involved in various litigation matters, any of which could result in substantial costs, divert management's attention and otherwise have a material adverse effect on our business, operating results or financial condition.

We are involved in various litigation matters, each described below in Item 3 “Legal Proceedings”. Although we intend to vigorously defend any claims for which we have been named as a defendant, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.  In addition, we are a plaintiff in a pending lawsuit, and we received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York.  While we are not named as a defendant or otherwise a target of these proceedings, such proceedings could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and may limit our commercial success.

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

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements that pharmaceutical companies have with prescribers, purchasers and formulary managers. Further, the Health Care Reform Law, among other things, amends the intent requirement of the federal anti-kickback statute so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors under the federal anti-kickback statute protecting certain common manufacturer business arrangements and activities from prosecution, the exceptions and safe harbors are drawn narrowly and an arrangement must meet all of the conditions specified in order to be fully protected from scrutiny under the federal anti-kickback statute. We seek to comply with the exceptions and safe harbors whenever possible, but our practices, such as our patient assistance programs and prompt pay discounts with certain customers, may not in all cases meet all of the criteria for protection from anti-kickback liability and may be subject to scrutiny.

The federal false claims laws, including the Federal False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other health care companies have been investigated and have reached substantial financial settlements with the federal government under the Federal False Claims Act for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which may be used by states to set drug payment rates under government health care programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other health care companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

Additionally, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Further, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Many states also have statutes or regulations similar to the federal anti-kickback law and false claims and civil monetary penalties laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, which apply regardless of the payer. Several states now require pharmaceutical companies to report their expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to certain individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, and other items to certain health care providers. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes.

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

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Health Care Reform Law includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the federal False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, for payments made on or after August 1, 2013, public reporting of payments by pharmaceutical manufacturers to physicians and teaching hospitals nationwide. While it is too early to predict the full effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of further government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information.

Additionally, the federal Physician Payments Sunshine Act within the Health Care Reform Law, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.

If we or any of our partners fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our or our partners' ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Compliance with applicable federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include criminal fines, civil monetary penalties, administrative penalties, disgorgement, exclusion from participation in federal health care programs, and imprisonment. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we are not able to obtain and maintain required regulatory approvals, we will not be able to commercialize our products, and our ability to generate revenue will be materially impaired.

Our product candidates, once approved, and the activities associated with their manufacture, marketing, distribution, and sales are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to adhere to regulations set out by these bodies for one or more of our commercial products could prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have only limited experience in meeting the regulatory requirements incumbent on the sale of drugs in the United States and elsewhere, and expect to rely on third-parties to assist us in these processes. If these third parties fail to adequately adhere to the regulations governing drug distribution and promotion we may be unable to sell our products, which could have a material effect on our ability to generate revenue.

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

Risks Related to our Indebtedness and Investments

Our substantial indebtedness could adversely affect our financial condition.

As of December 31, 2014, we have approximately $83.8 million of total debt outstanding, of which $40.5 million is classified as current and $43.3 million is classified as long term. The total debt outstanding as of December 31, 2014 consists of the $45 million Credit Agreement dated June 30, 2014 (“Credit Facility”) as amended July 16, 2014, November 13, 2014 and January 12, 2015, and the Note Purchase Agreement dated May 29, 2014 relating to the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our Note Payable and interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.

Our substantial indebtedness could have important consequences. For example, it could:

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

We and our subsidiaries may be able to incur additional debt in the future. Although our Credit Facility contains restrictions on our ability to incur additional indebtedness or make restricted payments, those restrictions are subject to a number of exceptions. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face. The Company was in compliance with all of its debt covenants as of December 31, 2014. The Company has classified the balance of $40.5 million related to the Credit Facility in current liabilities as of December 31, 2014 since the Company does not expect to be in compliance with the debt covenants within the next 12 months.

Our Credit Facility restricts our ability to engage in some business and financial transactions.

Our Credit Facility restricts our and our subsidiaries’ abilities in certain circumstances to, among other things:

•	incur additional debt;

•	change the nature of their businesses;

•	pay dividends and make other distributions on, redeem or repurchase, capital stock;

•	make certain investments or other restricted payments;

•	enter into transactions with affiliates;

•	sell all, or substantially all, of our assets;

•	create liens on assets to secure debt; or

•	effect a consolidation or merger.

These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our new senior credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure that we will meet these tests and therefore incur additional costs and penalties.

We hold a significant stake in Clinuvel Pharmaceuticals which, could pose significant risks to our financial position and our stockholders.

On July 17, 2014, we made a proposal to the board of directors of Clinuvel Pharmaceuticals Limited (“Clinuvel”) to acquire all of the outstanding shares of Clinuvel for either 0.175 shares of common stock of the Company or $2.03 in cash per share for an aggregate purchase price of approximately $89 million. The proposal was rejected and as of December 31, 2014, we have invested approximately $9.6 million and acquired approximately 6.5% of the outstanding shares of Clinuvel as part of the proposal process. As of March 2, 2015, the Company owned approximately 6.1% of the outstanding shares of Clinuvel. The Company’s intention is liquidate portions of our Clinuvel investment and use the cash generated from stock sales for working capital purposes. Due to the market for Clinuvel’s stock, the Company may not be able to readily liquidate our investment in Clinuvel, as a result, the Company may need to obtain additional equity and/or debt financing to fund operations. Our goal is ultimately to dispose of our shares in Clinuvel and realize gains upon our disposition of such shares. However, the shares we receive may not appreciate in value and, in fact, may decline value. Accordingly, we may not be able to realize gains from our interest in Clinuvel, and any gains that we do realize on the disposition of any shares may not be sufficient to offset any other losses we experience.

A default under the Credit Facility or the Notes may have a material adverse effect on our financial condition.

In the event of a default the Credit Facility, the holders of the indebtedness thereunder generally would be able to declare all of the indebtedness under such term loan, together with accrued interest, to be due and payable. In addition, borrowings under our Credit Facility are secured by substantially all of our and our domestic subsidiaries’ assets, subject to certain limited exceptions and, in the event of a default under that facility, the lenders thereunder generally would be entitled to seize the collateral, including assets which are necessary to operate our business.

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

Accordingly, the occurrence of a default under our Credit Facility or the Notes, unless cured or waived, may have a material adverse effect on our results of operations.

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

The Notes are our general unsecured obligations; they are not secured by any of our assets or those of our subsidiaries. The Notes effectively rank junior to any secured indebtedness, including the Credit Facility and any other secured indebtedness that we may incur. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt will be available to pay obligations on the Notes only after all debt under such secured debt has been repaid in full from such assets. As a result, it is likely that there would not be sufficient assets remaining to pay amounts due on any or all the Notes then outstanding. In addition, the terms of the Notes allow us to secure unlimited amounts of debt with our assets, all of which would be effectively senior to the Notes to the extent of the value of such assets.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease our principal executive offices, which are located in San Diego, California.

In October 2012, the Company entered into a sublease for 4,216 square foot of office space. On October 8, 2013, the Company entered into an amended lease agreement for an approximately 4,000 square foot of additional office space in New York, New York. On April 10, 2014, the Company entered into an amended lease agreement in New York, New York for an additional 7,872 square feet of office space.

On July 31, 2014, the Company entered into a sublease agreement for new office space located at 301 Binney Street in Cambridge, Massachusetts in which the Company leases 13,985 square feet of office space. The sublease expires on December 31, 2016.

On September 8, 2014, the Company entered into a lease agreement for its corporate headquarters located in San Diego, California for 11,397 square feet of office space.

Item 3.    Legal Proceedings

On March 28, 2013, Chun Yi Huang (“Huang”) sued the Company, MSMB Group, MSMB Capital Management, LLC, Retrophin Pharmaceutical, Inc., Marek Biestek, and Martin Shkreli in state court in New York (Huang v. MSMB Group, Index No. 152829-2013). Huang claims that he is owed past due salary and benefits totaling $36,387. The Company answered the complaint in April 2013, and the parties have since been engaged in discovery. In June 2014, Huang’s counsel filed a motion seeking to be relieved as counsel for Huang. The Court denied that motion in October 2014. In September 2014, Huang noticed an appeal of a discovery order, which is still pending.

On June 13, 2014, Charles Schwab & Co., Inc. (“Schwab”) sued the Company, Standard Registrar and Transfer Company (“Standard”), Jackson Su (“Su”), and Huang in federal court in the Southern District of New York (Charles Schwab & Co. v. Retrophin, Inc., Case No. 14-cv-4294). The complaint alleges that the defendants misled Schwab in connection with its sale of Company stock owned by Su and Huang. Schwab contends that Su and Huang improperly advised it that their Company stock was not restricted. Schwab’s claim against the Company is based on an agency theory. Schwab contends that it has incurred in excess of $2.5 million in damages as a result of the alleged misinformation. Su and Huang have asserted cross-claims against the Company and Standard for alleged negligent misrepresentation premised upon an alleged failure to inform them of restrictions on the sale of their Company stock. Su and Huang have also impleaded Katten Muchin Rosenman LLP as a third-party defendant. The Company has filed motions to dismiss Schwab’s claims, as well as Su’s and Huang’s cross claims. Those motions are fully briefed, but have not yet been decided by the court.

On September 19, 2014, a purported shareholder of the Company sued Mr. Shkreli in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The Company is a nominal defendant in this action. The plaintiff seeks, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The complaint alleges that, based on trades in the Company’s stock between November 2013 and November 2014, Mr. Shkreli realized short-swing profits in excess of $1.75 million, which belong to the Company. In December 2014, Mr. Shkreli filed an answer to the operative complaint, in which he, among other things, admitted to owing the Company over $0.6 million in short-swing profits. The Company will record the money to be received from this claim at such time in the future should cash be received by the Company from Shkreli.

On October 20, 2014, a purported shareholder of the Company filed a putative class action complaint in federal court in the Southern District of New York against the Company, Mr. Shkreli, Marc Panoff, and Jeffrey Paley (Kazanchyan v. Retrophin, Inc., Case No. 14-cv-8376). On December 16, 2014, a second, related complaint was filed in the Southern District of New York against the same defendants (Sandler v. Retrophin, Inc., Case No. 14-cv-9915). The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ public disclosures during the period from November 13, 2013 through September 30, 2014. In December 2014, plaintiff Kazanchyan filed a motion to appoint lead plaintiff, to approve lead counsel, and to consolidate the two related actions. On February 10, 2015, the Court consolidated the two actions, appointed lead plaintiff, and approved lead counsel. Lead plaintiff’s filed a consolidated amended complaint on March 4, 2015. An initial pretrial conference is currently scheduled for April 23, 2015.

On January 7, 2014, the Company sued Questcor Pharmaceuticals, Inc. (“Questcor”) in federal court in the Central District of California (Retrophin, Inc. v. Questcor Pharmaceuticals, Inc., Case No. SACV14-00026-JLS). The Company contends that Questcor violated antitrust laws in connection with its acquisition of rights to the drug Synacthen, and seeks injunctive relief and damages. The Company has asserted claims under sections 1 and 2 of the Sherman Act, section 7 of the Clayton Act, California antitrust laws, and California’s unfair competition law. In August 2014, the Court denied Questcor’s motion to dismiss. The parties are now engaged in discovery. A trial is currently set for November 2015.

In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requests information regarding, among other things, the Company’s relationship with Mr. Shkreli and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and intends to cooperate with the investigation.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for quotation on the NASDAQ Global Market under the trading symbol “RTRX”. Prior to January 10, 2014, our common stock was listed for quotation on the Over the Counter (“OTC”) QB market. Effective Monday December 22, 2014, the Company was added to the NASDAQ Biotechnology Index (NASDAQ: NBI).

As of March 6, 2015, the last reported sale price of our Common Stock as reported by the NASDAQ was $15.37.  The following table sets forth the high and low bid quotations for our common stock for each full quarterly period within the two most recent fiscal years as reported by the NASDAQ for the fiscal year 2014 and OTC QB for fiscal year 2013. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ending	High	Low

Fiscal Year 2014
First Quarter	$21.84	$7.19
Second Quarter	$24.25	$10.17
Third Quarter	$14.49	$8.85
Fourth Quarter	$14.36	$7.85

Fiscal Year 2013
First Quarter	$5.78	$3.00
Second Quarter	$9.99	$4.75
Third Quarter	$7.25	$4.50
Fourth Quarter	$9.00	$5.25

As of March 3, 2015, we had approximately 246 holders of record of our common stock.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

Our common stock is traded on the NASDAQ Global Market and is a component of both the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The total return for our common stock and for each index assumes the reinvestment of dividends, although dividends have never been declared on our common stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each monthly period. The NASDAQ-Composite tracks the aggregate price performance of equity securities of companies traded on the NASDAQ National Market. The NASDAQ Biotechnology Index contains securities and tracks the aggregate price performance of equity securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals which also meet other eligibility criteria. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*
Among Retrophin, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

*$100 invested on 1/10/14 in stock or 12/31/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The following sets forth information regarding all unregistered securities sold by the Company during the period covered by this Annual Report that have not previously been reported.

(1)	Pursuant to Consulting and Release Agreements described under the heading “Other Matters – Investigation” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K, the Company issued an aggregate of 414,500 shares of the Company’s common stock.

The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through business or other relationships, to information about the Registrant. No underwriters were involved in these transactions.

Purchases of Equity Securities by the Issuer

The following table summarizes the repurchases of our equity securities during the years ended December 31, 2014 and 2013:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase plan
October 1, 2013 to October 31, 2013	-		-	-	-
November 1, 2013 to November 30, 2013
December 1, 2013 to December 31, 2013	130,790	*	$8.01	-	-
January 1, 2014 to December 31, 2014	248,801	*	$9.07	-	-
Total	379,591	*		-	-

*	Such shares were purchased on the open market pursuant to a stock repurchase plan approved by the Company’s board of directors.

Item 6. Selected Financial Data

The following table presents selected historical financial data of the Company for the periods indicated. The selected historical financial information is derived from the audited consolidated financial statements of the Company referred to under Item 8 of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

The year ended December 31, 2013 information presented in the following table has been restated for the following:

In January 2015, our board of directors appointed an Oversight Committee of the board of directors (the “Oversight Committee”). The Oversight Committee concluded that certain of the transactions were consummated without specific approval of our board of directors or without our board of directors knowing all of the relevant facts. As a result, the financial statements contained in the Company’s Form 10-Q for the three months ended September 30, 2013 (the “2013 Q3 Form 10-Q”), the Company’s Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) and the Company’s Forms 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 (the “2014 Forms 10-Q”) contained errors related to certain of the consulting agreements, the predominant purpose of which appears to have been to settle and release claims against the MSMB Entities or Mr. Shkreli personally. On February 19, 2015, our board of directors concluded that as a result of the errors related to such consulting agreements, the financial statements contained in the 2013 third quarter Form 10-Q and the 2013 Form 10-K should no longer be relied upon.

Stock Option Accounting

We held a Special Meeting of Stockholders on February 3, 2015, at which our stockholders voted to approve a proposal ratifying the prior issuance of stock options to purchase 1,928,000 shares of common stock and 230,000 restricted shares of common stock granted to employees between February 24, 2014 and August 18, 2014 (the “Ratified Equity Grants”). The 2014 Forms 10-Q contain errors related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants, because the grant/measurement date of the Ratified Equity Grants for financial accounting purposes did not occur until their ratification. We believe that the errors in the 2014 Forms 10-Q related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants do not cause the financial statements included within the 2014 Forms 10-Q to be misleading, and therefore such financial statements can still be relied upon. The Company has corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and will restate those quarters in future Forms 10-Q filings.

These errors are more fully described in Note 2, Restatement of Previously Issued Consolidated Financial Statements in the consolidated financial statements presented beginning on page F-1.

For the years ended,	December 31, 2014	December 31, 2013 (As restated)	December 31, 2012

Net product sales	$28,203,205	$-	$-
Total operating expenses	108,010,898	24,773,448	30,257,017
Operating loss	(79,807,693)	(24,773,448)	(30,257,017)
Total other expenses, net	(33,589,917)	(9,775,661)	(86,839)
Loss before provision for income taxes	(113,397,610)	(34,549,109)	(30,343,856)
Income tax benefit (provision)	2,459,748	(75,775)	-
Net loss	$(110,937,862)	$(34,624,884)	$(30,343,856)

PER SHARE DATA:
Net loss per common share, basic and diluted	$(4.43)	$(2.44)	$(8.29)
Weighted average common shares outstanding, basic and diluted	25,057,509	14,205,264	3,662,114

Balance Sheet data: For the years ended,	December 31, 2014	December 31, 2013 (As restated)	December 31, 2012
Cash, cash equivalents and marketable securities	$27,760,380	$6,130,301	$11,388
Working capital (deficit)	(70,204,889)	(29,063,634)	(5,765,862)
Total assets	135,470,972	20,498,879	2,391,265
Long-term debt	43,287,814	-	-
Total stockholders’ deficit	$(37,250,719)	(19,666,898)	(3,407,815)

Note - Cash dividends were not paid during the above periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should also be read in conjunction with our audited consolidated financial statements, including the notes thereto.

Overview

Business and Recent Developments

We are a fully integrated biopharmaceutical company with approximately 110 employees headquartered in San Diego, California focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases.

During the first quarter of 2014, we completed the acquisition of all of the membership interests of Manchester Pharmaceuticals LLC (“Manchester”), a privately-held specialty pharmaceutical company that focuses on treatments for rare diseases. This acquisition expanded our ability to address the special needs of patients with rare diseases.

On May 29, 2014, we entered into a license agreement with Mission Pharmacal Company (“Mission”), a privately-held healthcare medications and treatments provider, for the U.S. marketing rights to Thiola® (tiopronin) which added Thiola® to our product line. In July 2014, we amended the license agreement to secure the Canadian marketing rights to the product. During 2014, the Company built a specialty commercial team to launch and commercialize these products.

As of December 31, 2014, we sold the following three products:

•	Chenodal®, which is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age.

•	Vecamyl, which is approved in the United States for the treatment of moderately severe to severe essential hypertension and uncomplicated cases of malignant hypertension.

•	Thiola®, which is approved in the United States for the prevention of cysteine (kidney) stone formation in patients with severe homozygous cystinuria.

On January 9, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its ketamine licenses and assets (the “Assets”) for a purchase price of $1.0 million. Turing Pharmaceuticals will also assume all future liabilities related to the Assets. Martin Shkreli, the Company’s former Chief Executive Officer, is the Chief Executive Officer of Turing Pharmaceuticals (see Item 13. for Related Party Transactions).

On January 12, 2015, the Company announced the signing of a definitive agreement under which Retrophin has acquired the exclusive right to purchase from Asklepion, all worldwide rights, titles, and ownership of cholic acid for the treatment of bile acid synthesis defects, if approved by the U.S. Food and Drug Administration (“FDA”). Under the terms of the agreement, Retrophin paid Asklepion an upfront payment of $5.0 million and up to $73.0 million in milestones based on FDA approval and net product sales, plus tiered royalties on future net sales of cholic acid. Retrophin has secured a line of credit from current lenders to cover necessary payments.

On January 12, 2015, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Facility in which the Company obtained a commitment letter from Athyrium Capital Management, LLC and Perceptive Credit Opportunities Fund, LP (collectively, the “ Lenders ”), the Company’s existing lenders, providing a commitment for a senior secured incremental term loan under the Company’s existing term loan facility in an aggregate principal amount of $30 million (the “Incremental Loan”), which can be drawn down at the Company’s option to finance the acquisition of the Acquired Assets. The Company’s ability to draw down the Incremental Loan in the future is subject to various conditions and the negotiation and execution of a binding definitive amendment to the Company’s existing term loan agreement for the Incremental Loan, and there can be no assurances that this will happen.

On February 13, 2015, Retrophin, Inc., its wholly-owned subsidiary Manchester Pharmaceuticals LLC and its other wholly-owned subsidiary Retrophin Therapeutics International, LLC (collectively, the “Sellers”), entered into a purchase agreement with Waldun Pharmaceuticals, LLC (“Waldun”), pursuant to which the Sellers sold Waldun their product rights to mecamylamine hydrochloride (also referred to as Vecamyl) (the “Vecamyl Product Rights”) for a purchase price of $0.7 million. Waldun in turn sold the Vecamyl Product Rights to Turing Pharmaceuticals. In connection therewith, on February 13, 2015, the Company and Manchester entered into an asset purchase agreement with Turing Pharmaceuticals, pursuant to which the Company and Manchester sold Turing Pharmaceuticals their mecamylamine hydrochloride inventory (the “Inventory”) for a purchase price of $0.3 million. Turing Pharmaceuticals will also assume certain liabilities related to the Vecamyl Product Rights and the Inventory.

Additionally, on February 13, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon licenses and assets, including related inventory, for a purchase price of $1.1 million. Turing Pharmaceuticals will also assume certain liabilities related to the Syntocinon licenses and assets.

In January 2015, our board of directors appointed an Oversight Committee of the board of directors (the “Oversight Committee”). The Oversight Committee concluded that certain of the transactions were consummated without specific approval of our board of directors or without our board of directors knowing all of the relevant facts. As a result, the financial statements contained in the Company’s Form 10-Q for the three months ended September 30, 2013 (the “2013 Q3 Form 10-Q”), the Company’s Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) and the Company’s Forms 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 (the “2014 Forms 10-Q”) contained errors related to certain of the consulting agreements, the predominant purpose of which appears to have been to settle and release claims against the MSMB Entities or Mr. Shkreli personally. On February 19, 2015, our board of directors concluded that as a result of the errors related to such consulting agreements, the financial statements contained in the 2013 third quarter Form 10-Q and the 2013 Form 10-K should no longer be relied upon.

We held a Special Meeting of Stockholders on February 3, 2015, at which our stockholders voted to approve a proposal ratifying the prior issuance of stock options to purchase 1,928,000 shares of common stock and 230,000 restricted shares of common stock granted to employees between February 24, 2014 and August 18, 2014 (the “Ratified Equity Grants”). The 2014 Forms 10-Q contain errors related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants, because the grant/measurement date of the Ratified Equity Grants for financial accounting purposes did not occur until their ratification. We believe that the errors in the 2014 Forms 10-Q related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants do not cause the financial statements included within the 2014 Forms 10-Q to be misleading, and therefore such financial statements can still be relied upon. We have corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and will restate those quarters in future Forms 10-Q filings.

Plan of Operation

Our plan of operation is to continue implementing our business strategy, including the continued commercialization and expansion of Chenodal® and Thiola® as well as the clinical development of our drug candidates, focusing primarily on the development of sparsentan for the treatment of FSGS, RE-024 for the treatment of PKAN, and RE-034 for the treatment of NS. We also intend to expand our drug product portfolio by acquiring additional drugs for marketing or development. During the next 12 months, our principal expenditures may include the following:

•	We expect to incur operating expenses, including reduced research and development and selling, general and administrative expenses.

•	We expect to incur product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for our three clinical candidates and the costs of ongoing and planned clinical trials. We expect to conduct multiple clinical trials for our assets, including our ongoing Phase 2 clinical trial for sparsentan for the treatment of FSGS, and a Phase 1 clinical trial for RE-024 for the treatment of PKAN. Certain European and South American health regulators have approved the initiation of dosing RE-024 in PKAN under physician initiated studies and we intend to file a U.S. IND in fiscal 2015. We are currently exploring options relating to the future development of RE-034. The expected costs associated with these trials amount to approximately $6-$8 million through December 2015.

•	In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. At our current and desired pace of commercialization and clinical development of our drugs, through December 2015, we cannot which amounts will be sufficient to fund our operations over the course of the next two years and we may need to expend significantly greater amounts to accomplish our goals. The Company through prudent expense management, expects to generate positive operating cash flows by the end of fiscal 2015.

Products and Research and Development Programs

Changes to Product and Research and Development Programs

In conjunction with the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses to Turing Pharmaceuticals, the Company has stopped future investment in these products.

Chenodal® (chenodiol tablets)

Chenodal® is a synthetic oral form of chenodeoxycholic acid, a naturally occurring primary bile acid synthesized from cholesterol in the liver, indicated for the treatment of radiolucent stones in well-opacifying gallbladders in whom selective surgery would be undertaken except for the presence of increased surgical risk due to systemic disease or age.

On March 26, 2014, we completed the acquisition of Manchester Pharmaceuticals including the U.S. rights for Chenodal® and the intellectual property to develop, manufacture, and sell the product in the United States. We will continue to supply Chenodal® to the U.S. market.

We are exploring the steps necessary to gain U.S. Food and Drug Administration (“FDA”) approval of Chenodal® for the treatment of cerebrotendinous xanthomatosis (“CTX”), a rare autosomal recessive lipid storage disease for which there are no FDA approved treatments. We are exploring options related to the development of Chenodal® for other indications.

Thiola® (Tiopronin)

Thiola® is approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The worldwide prevalence of the disease is believed to be one in 7,000. We have built a salesforce to promote Thiola® to targeted physicians.

RE-024

We are developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect 1 to 3 persons per million. There are currently no viable treatment options for patients with PKAN.  RE-024 is a phosphopantothenate prodrug therapy that aims to restore levels of this key substrate in PKAN patients.  Certain ex-US health regulators have approved the initiation of dosing RE-024 in PKAN under physician-initiated studies in accordance with local regulations in their respective countries.   The Company intends to file a U.S. IND in 2015 to support the initiation of company-sponsored studies.

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

RE-034 (Tetracosactide Zinc)

RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in ACTH formulated using a novel process by Retrophin.  RE-034 exhibits the same physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects. Retrophin has successfully formulated and manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration.  Retrophin continues preclinical development of RE-034 to enable multiple strategic options, which may include the initiation of IND-enabling studies in 2015.

Financial Overview

Compensation and Related Costs

Compensation and related costs include salaries, bonuses and benefits to our executives and employees and non-cash stock based equity compensation and stock options for our employees.

Professional Fees

Professional fees include; research and development fees for drug candidates (RE-021, RE-024 and RE-034) for the treatment of FSGS, PKAN and NS and evaluation of potential new technologies; legal expenses related to licensing and product acquisition, employment and consulting agreements and general corporate work; consulting fees; accounting fees; and public and investor relations fees.

Research and Development Costs

Research and development include consulting fees and expenses related to RE-021, RE-034 and RE-024 and our other pipeline programs. Our research and development costs are comprised of salaries and bonuses, benefits, non-cash stock-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead expenses and facilities costs. Reimbursed research and development costs under collaborative arrangements are recorded as a reduction to research and development costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist primarily of facilities costs and other internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.

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

The following table summarizes our research and development expenses during the years ended December 31, 2014, 2013 and 2012. The internal costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities.

	December 31, 2014	December 31, 2013	December 31, 2012
External service provider costs:
Sparsentan	$7,448,486	$2,443,273	$297,833
RE-024	11,174,890	1,548,957	124,635
Syntocinon	3,353,416	250,540	-
RE-034	3,236,796	230,279	-
General	7,077,448	159,080	240,034
Other product candidates	1,829,218	1,117,771	-
Total external service provider costs:	34,120,254	5,749,900	662,502
Internal personnel costs:	13,674,969	1,334,109	-
Total research and development	$47,795,223	$7,084,009	$662,502

We expect our research and development expenses to decrease during fiscal 2015 as we focus our progress on our key product candidates, advance our discovery research projects into the preclinical stage and continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation, professional fees, rent, depreciation and amortization, settlement charges (see Note 2 to financial statements), travel and entertainment, recruiting, insurance, business development, advertising, and other operating expenses. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Other Expenses

Other expenses consist of the change in fair value of derivative financial instruments, interest income and expense, finance expense and realized gains and losses on the sale of marketable securities.

License Agreements

Novartis

On December 12, 2013, we entered into an agreement with Novartis and Novartis AG pursuant to which Novartis and Novartis AG agreed to grant us an exclusive, perpetual, and royalty-bearing license for the manufacture, development and commercialization of Syntocinon and related intranasal products in the United States (the Syntocinon License Agreement”). Under the license, Novartis and Novartis AG are obligated to transfer to us certain information that is necessary for or related to the development or commercialization of Syntocinon. We are responsible for conducting research and preclinical, clinical and other development of Syntocinon at our own expense, and must use commercially reasonably efforts to develop Syntocinon in the United States.

As consideration for the license, we paid to Novartis and Novartis AG a $5 million upfront fee and are required to pay annual maintenance fees of $3.0 million after each anniversary until there has been regulatory approval, up to $34 million in developmental milestones for the first indication and up to $32.0 million in developmental milestones for the second indication. Should we commercialize Syntocinon, we will be obligated to pay Novartis and Novartis AG a 10%-20% royalty on net sales of such products. We are also required to pay annual maintenance fees to Novartis and Novartis AG. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

On February 13, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon licenses and assets. Turing Pharmaceuticals will also assume certain liabilities related to the Syntocinon Assets, including the balance of the payments due under the Syntocinon License Agreement.

Ligand

In February 2012, we entered into an agreement pursuant to which Ligand agreed to grant us a worldwide license for the development, manufacture and commercialization of sparsentan, an angiotensin receptor blocker and a selective endothelin receptor antagonist which we are initially using in connection with the treatment of FSGS. Under the license agreement, Ligand granted us a sublicense under certain of its patents and other intellectual property in connection with the development and commercialization of sparsentan and related compounds. Under the license agreement, Ligand is obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by Ligand and relating to or useful for developing sparsentan. We must use commercially reasonable efforts to develop and commercialize sparsentan in specified major market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products.

As consideration for the license, we are required to make substantial payments payable upon the achievement of certain milestones totaling up to $105.5 million. Should we commercialize sparsentan or any related compound, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. In the event that we desire to enter into a license arrangement with respect to sparsenten or any related compound, Bristol-Myers Squibb will have a right of first negotiation and Ligand will have a right of second negotiation with respect to any such license arrangement for a licensed compound. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry. Through December 31, 2014, we made payments to Ligand of $2.5 million under the license agreement.

Thiola® License Agreement

On May 29, 2014, the Company entered into a license agreement with Mission, pursuant to which Mission agreed to grant the Company an exclusive, royalty-bearing license to market, sell and commercialize Thiola® in the United States and a non-exclusive license to use know-how relating to Thiola® to the extent necessary to market Thiola®. In July 2014, the Company amended the license agreement with Mission to secure the Canadian marketing rights to the product for no additional consideration.

Upon execution of the agreement, the Company paid Mission an up-front license fee of $3.0 million. In addition, the Company shall pay guaranteed minimum royalties during each calendar year the greater of $2.0 million or twenty percent (20%) of the Company’s net sales of Thiola® through June 30, 2024. As of December 31, 2014, the present value of guaranteed minimum royalties payable is $11.6 million using a discount rate of approximately 11% based on the Company’s current borrowing rate. As of December 31, 2014, the guaranteed minimum royalties’ current and long term liability is approximately $0.7 million and $10.9 million, respectively, and is recorded as other liability in the consolidated balance sheet. The Company capitalized $15.0 million related to the Thiola® asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and payments in fiscal 2014 in excess of guaranteed minimum royalties.

Other Matters

Investigation

In September 2014, our board of directors requested that the Company’s outside legal counsel conduct an investigation (the “Investigation”) into the circumstances surrounding the negotiation and execution by the former Chief Executive Officer of the Company, Martin Shkreli, of certain consulting and settlement agreements entered into by the Company. The Investigation also covered additional agreements and other matters involving Mr. Shkreli during his tenure as the Chief Executive Officer of the Company.

In January 2015, our board of directors appointed an Oversight Committee of the board of directors (the “Oversight Committee”), consisting of Gary Lyons and Jeffrey Meckler, each of whom was not a member of our board of directors during the period of time covered by the Investigation. Our board of directors delegated to the Oversight Committee the independent and plenary authority to oversee and direct the Investigation and make findings and decisions related to the Investigation.

The following information is the Oversight Committee’s conclusions to date:

•	Between September 2013 and March 2014, the Company entered into several consulting agreements and releases with individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli (the “MSMB Entities”), or that otherwise had financial dealings with Mr. Shkreli. The agreements provided for the issuance of a total of 612,500 shares of common stock of the Company, and a total of $400,000 in cash payments by the Company. The Oversight Committee concluded that the Company should not continue to treat these agreements as consulting agreements because their predominant purpose appears to have been to settle and release claims against the MSMB Entities or Mr. Shkreli personally, and not to provide meaningful and sustained consulting services to the Company.

•	In the second quarter of 2013 the Company entered into a series of settlement agreements with individuals or entities that had been investors in the MSMB Entities, pursuant to which the Company paid approximately $2.2 million in cash and issued 11,000 shares of common stock of the Company to such investors, and Mr. Shkreli delivered or caused to be delivered a total of 47,128 shares of common stock of the Company to one such investor. The Oversight Committee concluded that an additional previously disclosed settlement agreement entered into by the Company (and under which the Company paid $300,000 in cash) was also with a former investor in the MSMB Entities, and that the predominant purpose of this payment was to settle and release the investor’s claims against the MSMB Entities and Mr. Shkreli personally. The Oversight Committee also concluded that Mr. Shkreli caused to be delivered an additional 80,000 shares of common stock of the Company to another former investor in the MSMB Entities pursuant to a previously undisclosed settlement agreement to which the Company was a party.

•	In the second quarter of 2014, the Company settled two lawsuits involving individuals who had formerly performed services for both the Company and the MSMB Entities. The Oversight Committee concluded that approximately $200,000 in cash payments made by the Company as part of these settlements appear to have been made to cause these individuals to transfer 176,388 shares of the Company’s common stock directly to Mr. Shkreli.

•	During the quarter ended March 31, 2013, the Company repaid a $900,000 secured promissory note dated February 1, 2012, together with interest thereon, in favor of one of the MSMB Entities. The Oversight Committee concluded that the MSMB Entity originally transferred the $900,000 to the Company as an equity investment, which was subsequently reclassified as a loan. It appears that $900,000 of the Company’s payment against the note, together with a $575,000 payment made by the Company to Mr. Shkreli (which appears to have been a discretionary bonus), was transferred to a third party in connection with the settlement of an arbitration proceeding brought against one of the MSMB Entities and Mr. Shkreli personally. The Oversight Committee also identified other instances in which the Company paid or forgave monetary obligations of approximately $1.2 million in the aggregate for the primary benefit of the MSMB Entities.

The Oversight Committee concluded that certain of the transactions described above were consummated without specific approval of our board of directors or without our board of directors knowing all of the relevant facts.

Impact on Financial Statements

The financial statements contained in the Company’s Form 10-Q for the three months ended September 30, 2013 (the “2013 Q3 Form 10-Q”), the Company’s Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) and the Company’s Forms 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 (the “2014 Forms 10-Q”) contain errors related to certain of the consulting agreements described above, the predominant purpose of which appears to have been to settle and release claims against the MSMB Entities or Mr. Shkreli personally.

Specifically, the Company previously recognized expense related to the stock issued pursuant to such consulting agreements over the term of each such agreement. Had the Company accounted for these arrangements as settlements, the Company would have recorded, as of the date of each such agreement, an expense and a settlement liability related to the entire amount of the stock to be issued under such agreement. The settlement liability would have been revalued at each reporting period based on changes in the Company’s stock price until the stock had been entirely issued.

On February 19, 2015, our board of directors concluded that as a result of the errors related to such consulting agreements, the financial statements contained in the 2013 Q3 Form 10-Q and the 2013 Form 10-K should no longer be relied upon. The Company’s authorized officers have discussed such matters with Marcum LLP. We have corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and we will restate these periods in amendments to the 2013 Q3 Form 10-Q and 2013 Form 10-K.

We believe that the errors related to such consulting agreements in the 2014 Forms 10-Q do not cause the financial statements contained therein to be misleading, and therefore such financial statements can still be relied upon. We have corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and will restate those quarters in future Forms 10-Q.

Next Steps

The Oversight Committee is evaluating the Company’s alternatives with respect to the matters identified by the Oversight Committee, which may include asserting claims for damages against one or more parties who engaged in the conduct covered by the Investigation.

Stock Option Accounting

We held a Special Meeting of Stockholders on February 3, 2015, at which our stockholders voted to approve a proposal ratifying the prior issuance of stock options to purchase 1,928,000 shares of common stock and 230,000 restricted shares of common stock granted to employees between February 24, 2014 and August 18, 2014 (the “Ratified Equity Grants”). The 2014 Forms 10-Q contained errors related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants, because the grant/measurement date of the Ratified Equity Grants for financial accounting purposes did not occur until their ratification.

We previously accounted for the Ratified Equity Awards as if a grant/measurement date for financial accounting purposes had occurred upon their issuance date, and recognized compensation expense for such Ratified Equity Awards based on the grant/measurement date value, which is amortized ratably to compensation expense and additional paid-in capital over the applicable service periods. We should have accounted for the Ratified Equity Awards as equity grants without a grant/measurement date, which are accounted for as “liability awards”, with compensation expense and an offsetting compensation liability recorded over the term of the award, and the liability award revalued at each reporting period based on changes in the Company’s stock price until it is ratified.

We believe that the errors in the 2014 Forms 10-Q related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants do not cause the financial statements included within the 2014 Forms 10-Q to be misleading, and therefore such financial statements can still be relied upon. The Company has corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and will restate those quarters in future Forms 10-Q filings.

On February 27, 2015, the Company received a Public Letter of Reprimand from NASDAQ (the “Letter of Reprimand”), in accordance with Nasdaq Listing Rule 5810(c)(4). The Letter of Reprimand communicates NASDAQ’s belief that the interests of the Company’s shareholders were not materially adversely affected by the matters described above, and while not having been cured, the violation described above was remediated to the extent possible. Accordingly, NASDAQ does not believe that the delisting of the Company’s securities is an appropriate sanction, but rather, the circumstances warranted the issuance of the Letter of Reprimand. The issuance of the Letter of Reprimand completes NASDAQ’s review of the matters described above.

Results of Operations

Management believes that we will continue to incur losses for the immediate future. Therefore we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever. Our future depends on the costs, timing, and outcome of regulatory reviews of our product candidates and the costs of commercialization activities, including product marketing, sales and distribution. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern. For the year ended December 31, 2014, the Company has generated revenue and is trying to achieve positive cash flow from operations.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Product Sales: We generated our first sale in March 2014 after completing the acquisition of all of the membership interests of Manchester on March 26, 2014. In May 2014 we entered into a license agreement with Mission for the U.S. marketing rights to Thiola® and in July 2014, the Company amended the license agreement with Mission to secure the Canadian marketing rights to the product. As a result of the purchase of Chenodal®, Vecamyl and Thiola®, we recognized net product sales of $28.2 million and $0 for the years ended December 31, 2014 and 2013, respectively. The increase in Thiola® revenue is due to an increase in the number of patients enrolled as of September 2014 when the Company re-launched Thiola®. Thiola® has surpassed the initial 2014 corporate goal of getting approximately 450 patients back on therapy after a supply shortage earlier in fiscal 2014. The Company is adding new Thiola® patients on a weekly basis and the Company expects Thiola® to further increase revenue growth in 2015. Chenodal® has experienced continued patient growth during fiscal 2014 as the Company is continuing to increase our patient base.

From January 1, 2014 through November 30, 2014, the Company sold Thiola®, Chenodal® and Vecamyl in the United States to a specialty pharmacy. Under this distribution model, the specialty pharmacy takes title of the inventory and sells directly to patients and revenue was recognized when the title transferred to the specialty pharmacy. On December 1, 2014, the Company converted to a direct-to-patient distribution model through a specialty distributor. Under this distribution model, the Company records revenues when the specialty distributor ships products to customers and such customers take title of the inventory. Without this conversion, the Company's 2014 revenue would have been approximately $28.8 million.

Operating Expenses: Our operating expenses for the year ended December 31, 2014 were $108.0 million compared to $24.8 million for the year ended December 31, 2013, an increase of $83.2 million. The operating expenses increase is attributable to an increase in our research and development expenses of $40.7 million and an increase in selling general and administrative expenses of $42.0 million. The growth in the Company’s overall operating expenses is due to the Company becoming a commercial company during fiscal 2014 and supporting the launch of three revenue producing drugs during fiscal 2014. During this time, the number of Retrophin employees increased from 27 as of the end of fiscal 2013 to 110 as of the end of fiscal 2014.

The increase in research and development costs of $40.7 million is due to an increase in R&D expenses for RE-024 of $9.6 million due to the development of RE-024 as the Company is targeting to file an IND by 2015 and an increase of $5.0 million in research and development expenses for sparsentan as we are developing sparsentan as a treatment for FSGS. We are currently enrolling patients for a Phase 2 clinical study of sparsentan for the treatment of FSGS and we expect approximately 100 patients to be enrolled. In addition, an increase of $12.3 million of research and development personnel costs to support all our pipeline drugs contributed to the overall period increase.

The increase in selling, general and administrative expenses of $42.0 million is due to an overall increase in compensation expense of $18.8 million due to the increase in the number of Retrophin employees from 27 as of the end of fiscal 2013 to 110 as of the end of fiscal 2014, in addition to an increase of $12.7 million in legal, professional, and accounting fees from fiscal 2013 to 2014. Other selling, general and administrative costs increased $10.2 million due to an increase of $1.3 million in business development activities, an increase of $4.6 million related to amortization of intangible assets and an increase in sales and marketing expenses of $2.9 million.

Other Expenses: Other expenses for the year ended December 31, 2014 was $33.6 million compared to $9.8 million for the year ended December 31, 2013 which represents an increase of $23.8 million. The other expense increase was primarily attributable charges due to the change in the fair value of derivative financial instruments of $13.7 million, an increase in interest expense of $7.4 million as the Company entered into a $46 million convertible notes agreement and $45 million Credit Agreement during fiscal 2014, increase in finance expense of $4.7 million, offset by an increase in the realized gains on the sale of marketable securities of $2.0 million.

Net Loss: Our net loss for the year ended December 31, 2014 was $110.9 million compared to $34.6 million for the year ended December 31, 2013. The increase in our net loss in 2014 as compared to 2013 is due to the increase in expenses as discussed above due to the Company becoming a commercial company in fiscal 2014 and supporting the launch of three revenue producing drugs during fiscal 2014.

Income Tax Benefit (Provision): Income tax benefit increased $2.5 million to an income tax benefit of $2.5 million for the year ended December 31, 2014. For tax purposes, intangible assets are subject to different amortization allowances than for book purposes. In fiscal 2014, the life of the Company’s intangibles changed from an indefinite life to definite life classification. Since the Carbetocin acquisition was a stock deal that was deemed to be an asset acquisition a step up in basis of the asset was required that resulted in a deferred tax liability. Since this asset was determined to be indefinite lived for book purposes, this tax/book difference was deemed to be a permanent difference. This step up resulted in increasing the intangible asset by $2.5 million and increasing the deferred tax liability by $2.5 million. Due to the change in estimate from indefinite life to definite life, this resulted in a write off of the deferred tax liability and the recording of an income tax benefit of $2.5 million.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Product Sales: We had no revenues for the years ended December 31, 2013 and 2012.

Operating Expenses: Our operating expenses for the year ended December 31, 2013 were $24.8 million compared to $30.3 million for the year ended December 31, 2012 which represents a decrease of $5.5 million, or 18.1%. The expense decrease was principally attributable to a decrease in our compensation and related costs in the amount of $13.9 million, a decrease in our professional fees in the amount of $3.4 million, a decrease in our technology license fees of $1.5 million, offset by an increase in our research and development expenses in the amount of $6.4 million and an increase in other selling, general and administrative costs in the amount of $6.8 million. Our decrease in compensation and related costs of $13.9 million is a result of a decrease in stock based compensation of $14.8 million offset by an increase in cash compensation of $0.9 million. Our decrease in professional fees of $3.4 million is a result of an increase in stock based compensation of $1.5 million offset by a decrease in legal and related cash expenditures of $4.9 million. Our increase in research and development expenses of $6.4 million is a result of an increase in our internal personnel costs of $1.3 million and an increase in our external service provider costs of $5.1 million. Our increase in other selling, general, and administrative costs of $6.8 million is a result of an increase in settlement charges of $5.1 million and an increase in cash expenditures of $1.7 million. Our increase in cash expenditures of approximately $1.7 million is due to an increase in costs associated with business development expenses of $0.9 million, an increase in travel and related expenses of $0.3 million, an increase in recruitment fees of $0.3 million, an increase in rent expense of $0.3 million.

Other Expenses: Other expense for the year ended December 31, 2013 was $9.8 million compared to other expense of $0.1 million for the year ended December 31, 2012, which represents an increase of $9.7 million. The increase was primarily attributable to the change in fair value of derivative financial instruments of $10.1 million and a decrease in interest expense of $0.04 million, offset by a realized gain on the sale of marketable securities of $0.4 million. Included in other income is registration payment income of $0.4 million relating to a waiver we received for previous liquidated damages and expense of $0.4 million from allocating the waiver of the original registration payment from the February 14, 2013 registration rights agreement as a charge to income.

Net Loss: Our net loss for the year ended December 31, 2013 was $34.6 million compared to $30.3 million for the year ended December 31, 2012.

Impact of Inflation

The impact of inflation upon our revenue and loss from continuing operations during each of the past three fiscal years has not been material to our financial position or results of operations for those years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating leases.

Liquidity and Capital Resources

We believe that our available cash and short-term investments as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. Our auditors have expressed doubt about our ability to continue as a going concern. The Independent Registered Public Accounting Firms’ Reports issued in connection with our audited financial statements for the years ended December 31, 2014 stated that there is “substantial doubt about the Company’s ability to continue as a going concern”. Management believes the Company’s ability to continue its operations depends on its ability to sustain and grow revenue, results of operations and its ability to access capital markets when necessary to accomplish its strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the year December 31, 2014, the Company has generated revenue and is trying to achieve positive cash flow from operations. The Company expects to finance its cash needs from results of operations and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

At December 31, 2014, we had working capital deficit of approximately $70.2 million. Our accumulated deficit amounted to $179.2 million at December 31, 2014. As of December 31, 2014 and December 31, 2013, our stockholders’ deficit was $37.3 million and $19.7 million, respectively. Our net loss for the year ended December 31, 2014 was $110.9 million compared to $34.6 million for the year ended December 31, 2013. Net cash used in operating activities was $45.8 million for the year ended December 31, 2014 compared to $17.6 million for the year ended December 31, 2013. Operations since inception have been funded primarily with the proceeds from equity and debt financings and beginning in March 2014 from revenue from our three marketed products. As of December 31, 2014, we had cash, cash equivalents and marketable securities of $27.8 million. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our development activities. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

On January 9, 2014, we completed a public offering of 4,705,882 shares of common stock at a price of $8.50 per share. We received net proceeds from the offering of $36.8 million, after deducting the underwriting fees and other offering costs of $3.2 million.

Manchester Pharmaceuticals LLC

On March 26, 2014, the Company completed its acquisition of all of the membership interests of Manchester Pharmaceuticals LLC, (“Manchester”) a privately-held specialty pharmaceutical company that focuses on treatments for rare diseases. The acquisition expanded the Company’s ability to address the special needs of patients with rare diseases. As a result of the purchase of Manchester, we generated our first sales in March 2014 and our planned principal operations commenced. We paid aggregate consideration of $60.4 million, plus additional contingent payments based on net sales of the Chenodal® and Vecamyl products. Upon the acquisition of Manchester, the Company entered into a note payable in the amount of $33 million. The note is non-interest bearing and therefore the Company recorded the loan at present value of $31.3 million using the effective interest rate of approximately 11%, which was the Company’s current borrowing rate. The note was due and payable in three consecutive payments, each in the amount of $11 million payable on June 26, 2014, September 26, 2014, and December 12, 2014 (the maturity date). On June 30, 2014, the Company paid off the note in its entirety.

Thiola® License

On May 29, 2014, the Company entered into a license agreement with Mission, pursuant to which Mission agreed to grant the Company an exclusive, royalty-bearing license to market, sell and commercialize Thiola® in the United States and a non-exclusive license to use know-how relating to Thiola® to the extent necessary to market Thiola®. In July 2014, the Company amended the license agreement with Mission to secure the Canadian marketing rights to the product for no additional consideration. Upon execution of the agreement, the Company paid Mission an up-front license fee of $3 million. In addition, the Company shall pay guaranteed minimum royalties during each calendar year the greater of $2 million or twenty percent (20%) of the Company’s net sales of Thiola® through June 30, 2024.

Convertible Notes Payable

On May 29, 2014, the Company entered into the Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the Notes on their issuance was $43 million, which was net of the $3 million debt discount.

On June 30, 2014, the Company issued 401,047 shares of Common Stock to the holders of the Note and such Noteholders granted the Company a release of certain claims they may have had in connection with the Company's sale of the Notes or certain statements made by the Company in connection with such sale due to the then CEO’s violation of his lockup agreement (see Note 2). The Company recorded finance expense as other expense in the amount of $4.7 million for the year ended December 31, 2014 based on the fair market value of the stock on the date of issuance in relation to the shares issued.

Credit Facility

On June 30, 2014, the Company entered into the $45 million Credit Agreement (“Credit Facility”) which matures on June 30, 2018 and bears interest at an annual rate of (i) the Adjusted LIBOR Rate (as such term is defined in the Credit Facility) plus 10.00% or (ii) in certain circumstances, the Base Rate (as such term is defined in the Credit Agreement) plus 9.00% and is payable quarterly. The Credit Facility contains certain covenants, including those limiting the Company's and its subsidiaries' abilities to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Credit Facility required the Company and its subsidiaries to meet certain financial quarterly requirements. Failure by the Company or its subsidiaries to comply with any of these covenants or financial tests could result in the acceleration of the loans under the Credit Facility. On November 13, 2014, the Company entered into Amendment No. 2 to the Credit Facility which allowed the Company to be in compliance with certain covenants. The Company was in compliance with all of its debt covenants as of December 31, 2014.

The aggregate carrying value of the convertible notes on their issuance was $39.8 million, which was net of the $5.2 million debt discount. The debt discount is being amortized to interest expense over the term of the notes under the effective interest method. In connection with the execution of the Credit Facility, the Company issued warrants (the “Warrants”) to the lenders under the Credit Facility, initially exercisable to purchase up to an aggregate of 337,500 shares of common stock of the Company. The Warrants will be exercisable in whole or in part, at an initial exercise price per share of $12.76 per share, which is subject to weighted-average anti-dilution protections. The Warrants may be exercised at any time upon the election of the holder, beginning on the date of issuance and ending on the fifth anniversary of the date of issuance. The issuance of the Warrants was not registered under the Securities Act of 1933, as amended (the “Securities Act”), as such issuance was exempt from registration under Section 4(2) of the Securities Act.

On July 16, 2014, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Facility which permitted the Company to make an investment in Clinuvel Pharmaceuticals Limited in an aggregate amount outstanding not to exceed $10 million.

On July 17, 2014, we made a proposal to the board of directors of Clinuvel Pharmaceuticals Limited (“Clinuvel”) to acquire all of the outstanding shares of Clinuvel for either 0.175 shares of common stock of the Company or $2.03 in cash per share for an aggregate purchase price of approximately $89 million. The Company has since abandoned this strategy and plans to liquidate its positions in Clinuvel over time. As of December 31, 2014, we have invested approximately $9.6 million and acquired approximately 6.5% of the outstanding shares of Clinuvel as part of the proposal process. The Company’s intention is liquidate our Clinuvel investment and use the cash received for working capital purposes. Due to the market for Clinuvel’s stock, the Company may not be able to readily liquidate our investment in Clinuvel, as a result, the Company may need to obtain additional equity and/or debt financing to fund operations.

On November 13, 2014, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Facility which allowed the Company to be in compliance with certain covenants as of September 30, 2014. In addition certain covenants related to the fourth quarter of fiscal 2014 and 2015 were amended. Associated with Amendment No. 2, the Company issued additional warrants to the lenders, initially exercisable to purchase an aggregate of 300,000 shares of common stock of the Company, which were valued at $2.2 million as of November 13, 2014 and is recorded in change in fair value of derivative instruments in the consolidated statements of operations.

On January 12, 2015, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement in which the Company obtained a commitment letter from Athyrium Capital Management, LLC and Perceptive Credit Opportunities Fund, LP (collectively, the “Lenders”), the Company’s existing lenders, providing a commitment for a senior secured incremental term loan under the Company’s existing term loan facility in an aggregate principal amount of $30 million (the “Incremental Loan”), which can be drawn down at the Company’s option to finance the acquisition of the Acquired Assets.

As consideration for the commitment letter for the Incremental Loan, the Company made a cash payment to the Lenders and issued the Lenders warrants initially exercisable to purchase up to an aggregate of 125,000 shares of the Company’s common stock. In the event that the Company draws down the Incremental Loan in the future, the Company will be required to make a second cash payment to the Lenders and will issue the Lenders additional warrants initially exercisable to purchase up to an aggregate of 125,000 shares of the Company’s common stock. Such consideration will be recorded as a charge to operations in the period that the commitment is drawn upon.

Total interest expense recognized for the years ended December 31, 2014 and 2013 aggregated to $7.4 million and $0.05 million, respectively.

Acquisition of Exclusive Right to Purchase Cholic Acid

On January 12, 2015, the Company announced the signing of a definitive agreement under which Retrophin has acquired the exclusive right to purchase from Asklepion Pharmaceutical LLC (“Asklepion”), all worldwide rights, titles, and ownership of cholic acid assets for the treatment of bile acid synthesis defects including all related contracts, data assets, intellectual property and regulatory assets (“Acquired Assets”), if approved by the FDA. Under the terms of the agreement, Retrophin paid Asklepion an upfront payment of $5.0 million and up to $73.0 million in milestones based on approval and net product sales, plus tiered royalties on future net sales of cholic acid. Retrophin has secured a line of credit from current lenders to cover necessary payments (see Amendment No. 3 above).

Sale of Assets

On January 9, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its ketamine licenses and assets (the “Assets”) for a purchase price of $1.0 million. Turing Pharmaceuticals will also assume all future liabilities related to the Assets. (See Item 13. for Related Party Transactions).

On February 13, 2015, Retrophin, Inc., its wholly-owned subsidiary Manchester and its other wholly-owned subsidiary Retrophin Therapeutics International, LLC (collectively, the “Sellers”), entered into a purchase agreement with Waldun Pharmaceuticals, LLC (“Waldun”), pursuant to which the Sellers sold Waldun their product rights to mecamylamine hydrochloride (also referred to as Vecamyl) (the “Vecamyl Product Rights”) for a purchase price of $0.7 million. Waldun in turn sold the Vecamyl Product Rights to Turing Pharmaceuticals. In connection therewith, on February 13, 2015, the Company and Manchester entered into an Asset Purchase Agreement with Turing Pharmaceuticals, pursuant to which the Company and Manchester sold Turing Pharmaceuticals their mecamylamine hydrochloride inventory (the “Inventory”) for a purchase price of $0.3 million. Turing Pharmaceuticals will also assume certain liabilities related to the Vecamyl Product Rights and the Inventory.

Additionally, on February 13, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon licenses and assets, including related inventory, for a purchase price of $1.1 million. Turing Pharmaceuticals will also assume certain liabilities related to the Syntocinon licenses and assets.

License Agreement Obligations

Ligand License

We have a worldwide license from Ligand agreed for the development, manufacture and commercialization of sparsenten which we are initially using in connection with the treatment of FSGS and which we refer to as RE-021. As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling up to $105.5 million, payable upon the achievement of certain milestones. Should we commercialize RE-021 or any products containing any related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. In the event that we sublicense any of these compounds to a third party, Retrophin shall pay to Ligand a percentage of the financial consideration in addition to the milestone and royalty payments required.

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

On February 13, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon licenses and assets, including related inventory. Turing Pharmaceuticals will also assume certain liabilities related to the Syntocinon Assets, including the balance of the payments due under the Novartis License Agreement.

Funding Requirements

We believe that our available cash and short-term investments as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control. Factors affecting our financing requirements include, but are not limited to:

•	revenue growth of our marketed products;
•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;
•	the timing of, and costs involved in, seeking and obtaining marketing approvals for our products, and in maintaining quality systems standards for our products;
•	our ability to manufacture sufficient quantities of our products to meet expected demand;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, litigation costs and the results of litigation;
•	our ability to enter into collaboration, licensing or distribution arrangements and the terms and timing of these arrangements;
•	the potential need to expand our business, resulting in additional payroll and other overhead expenses;
•	the potential need to acquire, by acquisition or in-licensing, other products or technologies; and
•	the emergence of competing technologies or other adverse market or technological developments.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. In order to fund the Asklepion acquisition and its planned development activities, we intend to raise additional capital through additional public offerings, private equity offerings and debt financings, corporate collaboration and licensing arrangements and grants from patient advocacy groups, foundations and government agencies. Such financing may change our position on our ability to continue as a going concern.

At this time, we do not have sufficient capital to cover operating costs or debt repayments for the next twelve month period. These conditions raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods set forth below:

	2014	2013	2012
Net cash used in operating activities	$(45,849,750)	$(17,589,168)	$(2,736,739)
Net cash used in investing activities	(37,262,728)	(5,406,425)	(1,699,593)
Net cash provided by financing activities	95,319,453	28,981,512	4,437,667
Net increase in cash	12,206,975	5,985,919	1,335
Cash, beginning of period	5,997,307	11,388	10,053
Cash, end of period	$18,204,282	$5,997,307	$11,388

Cash Flows from Operating Activities

Operating activities used $45.8 million of cash during the year ended December 31, 2014 compared to $17.6 million for the year ended December 31, 2013. The increase of $28.2 million was the result of an increase in net loss of $76.3 million, decrease in non-cash charges of $37.2 million, and a net change in operating assets and liabilities of $10.8 million.

Operating activities used $17.6 million of cash during the year ended December 31, 2013 compared $2.7 million for the year ended December 31, 2012. The increase of $14.9 million was the result of an increase in net loss of $4.3 million, decrease in non-cash charges of $9.0 million, offset by a net change in operating assets and liabilities of $1.6 million. Included in cash flows from operating activities is a registration payment obligation expense and reversal of the registration payment obligation liability of $0.4 million.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2014 was $37.3 million compared to $5.4 million for the year ended December 31, 2013. The increase of $31.9 million was primarily the result of the cash paid for the Manchester acquisition of $29.2 million.

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

Cash Flows from Financing Activities

For the year ended December 31, 2014, cash provided by financing activities was $95.3 million compared to $29.0.million during the year ended December 31, 2013. The increase of $66.3 million was primarily a result of an increase of the net proceeds from the Credit Agreement of $42.4 million and net process from the Note Purchase agreement of $43.0 million.

For the year ended December 31, 2013, cash provided by financing activities was $29.0 million compared to $4.4 million during the year ended December 31, 2012. The increase of $24.6 million was primarily a result of an increase of $27.5 million in proceeds received from issuance of common stock, offset by a purchase of treasury stock $1 million and a decrease in activities associated with related party notes payable of $2.0 million.

Contractual Commitments

The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of December 31, 2014:

Year Ending December 31,	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	2,572,627	1,451,043	1,121,584	-	-
Principal Payments	91,000,000	45,000,000	46,000,000	-
Interest Payments	30,150,000	7,020,000	21,060,000	2,070,000
Other Commitments	3,182,820	436,980	1,597,920	1,147,920
Total	126,905,447	53,908,023	69,779,504	3,217,920	-

Critical Accounting Policies

Management’s discussion and analysis of our financial position and results of operations are based upon our Consolidated Financial Statements, which are included in Item 8 of this report and have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments, assumptions and valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. While management believes that its estimates, judgments and assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect our future results. Management believes the critical accounting policies and areas that require the most significant estimates, judgments, assumptions or valuations used in the preparation of our financial statements are those summarized below.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include revenue recognition, valuing equity securities in share-based payments, estimating fair value of equity instruments recorded as derivative liabilities, estimating the fair value of net assets acquired in business combinations, estimating the useful lives of depreciable and amortizable assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Revenue Recognition

Product sales as of December 31, 2014 consisted of sales of Chenodal®, Vecamyl, and Thiola®. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, the Company has no further performance obligations, and returns can be reasonably estimated. The Company records revenue from product sales upon delivery to its customers. From January 1, 2014 through November 30, 2014, the Company sold Thiola®, Chenodal® and Vecamyl in the United States to a specialty pharmacy. Under this distribution model, the specialty pharmacy takes title of the inventory and sells directly to patients. As of December 1, 2014, the Company sold Thiola®, Chenodal® and Vecamyl in the United States and Canada through a specialty distributor. Under this distribution model, the Company records revenues when the specialty distributor ships products to customers and such customers take title of the inventory.

Revenue from products sales is recorded net of applicable provisions for rebates under governmental programs (including Medicaid), distribution related fees, prompt pay discounts, product returns and other sales-related deductions. We review our estimates of rebates and other applicable provisions each period and record any necessary adjustments in the current period’s net product sales.

Deductions from Revenue

Government Rebates and Chargebacks: The Company estimates the rebates that we will be obligated to provide to government programs and deducts these estimated amounts from our gross product sales at the time the revenues are recognized. Allowances for government rebates and discounts are established based on actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs.

Distribution-Related Fees: The Company records distribution fees and other fees paid to its distributor as a reduction of revenue, unless the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the distributor as an operating expense. Prior to December 1, 2014, the Company estimated and recorded distribution and related fees due to its customer based on gross sales and deducted the fees from gross product sales. After December 1, 2014, such fees are based on a per transaction model and are no longer deducted from revenue and are recorded in selling, general and administrative expenses in the Consolidated Statement of Operations since the distributor fees are in consideration of services received, the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received, such that the Company could purchase these services from a third party.

Allowances for Patient Assistance Programs: We provide financial assistance to patients whose insurance policies require them to pay high deductibles and co-pays. The cost of this assistance is established based on actual payer information, and is deducted from gross product sales at the time revenues are recognized.

Prompt Pay Discounts: The Company offers discounts to certain customers for prompt payments. The Company estimates these discounts based on customer terms, and expect that its customers will always take advantage of this discount. Therefore, as of December 1, 2014 the Company accrues 100% of the prompt pay discount that is based on the gross amount of each invoice for those customers at the time of sale.

Product Returns: Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. The Company develops estimates for product returns based upon historical experience, shelf life of the product, and other relevant factors. If necessary, the Company’s estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors. Based on the distribution model change at December 1, 2014, with sales directly to customers, the Company anticipates minimal returns in the future.

Research and Development Costs

Research and development costs are expensed as incurred and include: salaries, benefits, bonus, stock-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, clinical research organizations (“CRO’s). Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, and costs associated with monitoring site and data management.

Employee Stock-Based Compensation

The Company recognizes all employee share-based compensation as a cost in the financial statements. Equity-classified awards principally related to stock options and restricted stock units (“RSUs”), are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of restricted stock awards are determined using the closing price of the Company’s common stock on the grant date. Expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. Forfeitures are estimated at the date of grant and revised when actual or expected forfeiture activity differs materially from original estimates

Earnings (Loss) Per Share

We calculate our basic earnings per share by dividing net income by the weighted average number of shares outstanding during the period. The diluted earnings per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options and restricted stock units, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings per share calculation.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.

Marketable Securities

The Company accounts for marketable securities held as “available-for-sale” in accordance with ASC 320, “Investments Debt and Equity Securities” (“ASC 320”). The Company classifies these investments as current assets and carries them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Realized gains or losses on marketable security transactions are reported in earnings and computed using an average cost basis. Marketable securities are maintained at one financial institution and are governed by the Company’s investment policy as approved by our Board of Directors. Fair values of marketable securities are based on quoted market prices. Valuation of marketable securities are further described in Note 6.

Securities Sold, Not Yet Purchased

Effective November 2014, the Company no longer executes short sales for its investments as such practices are prohibited under the Company’s investment policy. As of December 31, 2013, and for first ten months of fiscal 2014, securities sold, not yet purchased consisted of marketable securities that the Company has sold short. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company was required to "cover" its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company was exposed to a loss to the extent that the security price increased during the time from when the Company borrowed the security to when the Company purchased it in the market to cover the short sale. Securities sold, not yet purchased are presented on the consolidated balance sheets with gains and losses reported in realized and unrealized gains on marketable securities on the consolidated statement of operations and comprehensive loss. The Company recognized a gain of $0.5 million on securities sold, not yet purchased for the year ended December 31, 2014.

Accounts Receivable, Net

Trade accounts receivable are recorded net of allowances for prompt payment and doubtful accounts. Allowances for rebate discounts are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was $0.1 million and $0 million at December 31, 2014 and 2013, respectively. There were no write-offs of accounts receivable during fiscal 2014.

Inventories and Related Reserves

Inventory is stated at the lower of cost or estimated net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process. The Company has one manufacturer for Chenodal and one manufacturer for Thiola. With respect to our sources, two suppliers accounted for approximately 17% of our aggregate purchases relating to the sales of Chenodal and 83% of our aggregate purchases relating to the sales of Thiola, representing a total of 100% of our purchases. The inventory reserve was $0.1 million and $0 at December 31, 2014 and 2013, respectively. There were no write-offs of inventory during fiscal 2014.

Inventory, net of reserve, consists of the following at December 31, 2014:

December 31, 2014
Raw material	$314,425
Finished goods	486,082
Total inventory	$800,507

Property and Equipment, net

Property, plant and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives as presented in the table below. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed as incurred.

The major classifications of property and equipment, including their respective expected useful lives, consisted of the following:

Furniture and Equipment	3 to 7 years
Leasehold improvements	Shorter of length of lease or life of the asset

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360. Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. Application of alternative assumptions, such as changes in estimate of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Intangible Assets, Net

Intangible assets with finite useful lives consist primarily of product rights, licenses and customer relationships which are amortized on a straight line basis over 10 to 20 years. Intangible assets with finite useful lives are reviewed for impairment and the useful lives are reassessed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. In 2011, the Company adopted the method of assessing goodwill for possible impairment permitted by Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, as described in the following paragraph. The Company first assesses the qualitative factors for reporting units that carry goodwill. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined by using various valuation techniques including income (discounted cash flow), market and/or consideration of recent and similar purchase acquisition transactions. The Company performs its annual impairment review of goodwill in its fourth quarter and when a triggering event occurs between annual impairment tests.

Income Taxes

The Company follows ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. As of December 31, 2014 and December 31, 2013, the Company had recorded an indemnification asset with a corresponding liability in the amount of $1.5 million and $0, respectively, recorded as a liability for unrecognized tax uncertainties, included in other liability-long term in the consolidated balance sheets.

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

Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company calculates the fair value of the financial instruments using the Binomial Lattice options pricing model at inception and on each subsequent valuation date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is assessed at inception, the fair value of the warrants is evaluated at the end of each reporting period (see Note 6, Note 7 and Note 8).

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is related to changes in interest rates. As of December 31, 2014, we had cash, cash equivalents and marketable securities of approximately $27.8 million, consisting of money market funds, U.S. treasuries and certificates of deposit. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we would not expect our operations results or cash flows to be affected by any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any hard to value investment securities or securities for which a market is not readily available or active.

We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Interest Rate Risk

At December 31, 2014, we had $40.5 million Note Payable with Detachable Warrants (“Credit Facility”) and $43.3 million Convertible Notes Payable (“Notes”). The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.9 million in 2014 and a hypothetical 1 percent point decrease in interest rates would have decreased net interest expense by $0.9 million in 2014.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Retrophin, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As of December 31, 2014, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework.  Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.  In connection with the above assessment, Retrophin management identified a material weakness in the control environment relating to a certain member of senior management who did not demonstrate the appropriate level of control consciousness and, therefore, did not demonstrate a positive tone at the top of the organization and did not observe a diligent process relating to the review and approval of contracts. In addition, Retrophin’s management also identified a material weakness in the control environment relating to the accounting for equity awards.

As previously disclosed in our Form 8-K on February 19, 2015, in September 2014, the Board of Directors (the “Board”) of Retrophin requested that the Company’s outside legal counsel conduct an investigation (the “Investigation”) into the circumstances surrounding the negotiation and execution by the former Chief Executive Officer of the Company of certain consulting and settlement agreements entered into by the Company. The Investigation also covered additional agreements and other matters involving the former Chief Executive Officer of the Company during his tenure.

Based on the results of the Investigation, the financial statements contained in the Company’s Form 10-Q for the three months ended September 30, 2013 (the “2013 Q3 Form 10-Q”), the Company’s Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) and the Company’s Forms 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 (the “2014 Forms 10-Q”) contain errors related to certain of the consulting agreements described above, the predominant purpose of which appears to have been to settle and release claims against the former Chief Executive Officer of the Company and entities formerly under his management.

On February 19, 2015, the Board concluded that as a result of the errors related to such consulting agreements, the financial statements contained in the 2013 Q3 Form 10-Q and the 2013 Form 10-K should no longer be relied upon. The Company’s authorized officers have discussed such matters with Marcum LLP. We have corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and we will restate these periods in amendments to the 2013 Q3 Form 10-Q and 2013 Form 10-K.

The Company believes that the errors related to such consulting agreements in the 2014 Forms 10-Q do not cause the financial statements contained therein to be misleading, and therefore such financial statements can still be relied upon. The Company has corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and will restate those quarters in future Form 10-Q filings. The errors noted in the 2013 third quarter Form 10-Q, the 2013 Form 10-K and the 2014 Forms 10-Q arising from the lack of appropriate control consciousness of the former Chief Executive Officer of the Company is considered to be a material weakness in the Company’s internal controls over financial reporting.

On December 9, 2014, the “Company” received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that Nasdaq has determined that the Company has failed to comply with the shareholder approval requirement of Nasdaq Listing Rule 5635(c), related to the Company’s grant of stock options and restricted stock to employees from February 24, 2014 through August 18, 2014 (the “Equity Awards”). The Equity Awards were previously disclosed by the Company as inducement awards in a press release dated October 3, 2014. Upon review of the Equity Awards, NASDAQ determined that the Equity Awards did not satisfy all of the criteria to qualify as inducement awards.  The failure of compliance with the shareholder approval requirements of NASDAQ is considered to be a material weakness in the Company’s internal controls over financial reporting.  The Company believes that the errors in the 2014 Forms 10-Q related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants do not cause the financial statements included within the 2014 Forms 10-Q to be misleading, and therefore such financial statements can still be relied upon. The Company has corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and will restate those quarters in future Forms 10-Q filings.

On February 27, 2015, the Company received a Public Letter of Reprimand from NASDAQ (the “Letter of Reprimand”), in accordance with Nasdaq Listing Rule 5810(c) (4). The Letter of Reprimand communicates NASDAQ’s belief that the interests of the Company’s shareholders were not materially adversely affected by the matters described above, and while not having been cured, the violation described above was remediated to the extent possible. Accordingly, NASDAQ does not believe that the delisting of the Company’s securities is an appropriate sanction, but rather, the circumstances warranted the issuance of the Letter of Reprimand. The issuance of the Letter of Reprimand completes NASDAQ’s review of the matters described above.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report herein since the Company is an emerging growth company and exempt from the requirement to obtain an audit of internal control over financial reporting.

During 2014 and 2015, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weaknesses described above.

•	We have implemented a new accounting system which allows for us to generate data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports.
•	We have hired additional staff with expertise in applying complex accounting and financial reporting and disclosure rules required under GAAP and SEC reporting regulations.
•	We have hired additional staff to assist in segregating duties.
•	Effective October 2014, we appointed Gary A. Lyons and Jeffrey Meckler as independent members of the Board of Directors.
•	On November 10, 2014, Stephen Aselage became our Chief Executive Officer. Mr. Aselage has more than 30 years of pharmaceutical and biotechnology experience.
•	On November 17, 2014, Laura Clague became our Chief Financial Officer. Mrs. Clague has extensive experience in accounting and finance, and pharmaceutical and biotechnology experience.
•	On November 17, 2014, Margaret Valeur-Jensen, Ph.D. became our General Counsel. Ms. Valeur-Jensen has more than 25 years of experience working with public pharmaceutical and biotechnology companies.
•	On February 3, 2015, the Company held a Special Meeting of Stockholders at which the Company’s stockholders voted to approve a proposal ratifying the prior issuance of stock options to purchase 1,928,000 shares of common stock and 230,000 restricted shares of common stock granted to employees between February 24, 2014 and August 18, 2014.
•	In fiscal 2015, the Company will institute controls over the granting and tracking of stock options.
•	On March 4, 2015, the Company announced that Timothy Coughlin would be appointed as an independent member of the Board of Directors, effective March 31, 2015.

Remediation of Prior Year Material Weakness

As disclosed in Item 9A. Controls and Procedures of Retrophin’s Annual Report on Form 10-K for the year ended December 31, 2013, management identified material weaknesses in our internal control over financial reporting. Through 2014, Retrophin’s management designed and implemented a remediation plan to remediate the deficiencies in the control environment, which included experiencing difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations The remediation plan also addressed having limited segregation of duties. As described above, management took actions to remediate the material weaknesses. We believe that we have taken the appropriate steps to alleviate the material weaknesses relating to applying complex accounting and financial reporting disclosure rules required under GAAP and the SEC reporting regulations. In addition, by hiring additional accounting staff in the fourth quarter of fiscal 2014, we believe that we have remediated the prior material weakness related to having limited segregation of duties.

We expect to achieve operational effectiveness of these controls by the end of fiscal 2015.  We are designing processes and internal controls to address changes in internal controls over financial reporting.

Changes In Internal Control Over Financial Reporting

Other than as discussed above which continue into fiscal 2015, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.           Other Information

None.

PART III

Item 10.          Directors, Executive Officers, and Corporate Governance of the Registrant

(a)	Identification of Directors

Information About Directors

The table and narrative below sets forth information regarding each of our directors, including his or her age, the year they first became directors, business experience during at least the past five years, public company boards they currently serve on or have served on since January 1, 2010, and certain other biographical information and attributes that the nominating and corporate governance committee determined qualify them to serve as directors.

Name	Age	Current Position(s)	Independent	Director Since	Committee
					Audit	Compensation and Talent Development	Nominating and Corporate Governance
Stephen Aselage	63	Chief Executive Officer and Director		2012
Steve Richardson	61	Director and Chairman of the Board	X	2012	X	X
Cornelius E. Golding	67	Director	X	2013	Chairman	X
Jeffrey Meckler	48	Director	X	2014	X		Chairman
Gary Lyons	63	Director	X	2014		Chairman	X

Stephen Aselage has served as a director of the Company since December 17, 2012, and as Chief Executive Officer of the Company since November 6, 2014. Previously, Mr. Aselage was a director of our predecessor, Retrophin, Inc., since October 2012. Prior to joining Retrophin, Mr. Aselage served as the Executive Vice President and Chief Business Officer at BioMarin, a biotechnology company, from December 2009 through September 2012. And from July 2005 to December 2009, Mr. Aselage served as BioMarin’s Senior Vice President of Global Commercial Development. From February 2004 to June 2005, Mr. Aselage served as Executive Vice President of Global Commercial Operations at Cell Therapeutics, a biotechnology company focused on cancer therapeutics. From September 2003 to January 2004, Mr. Aselage served as Senior Vice President of North American Sales and Marketing for the Transplant Division of Genzyme Corporation, a biotechnology company, following Genzyme’s acquisition of Sangstat Medical Corporation where he had worked since February 1999. While at Sangstat, Mr. Aselage restructured the company’s sales, marketing and medical affairs groups. From 1996 through 1999, Mr. Aselage served as Director of Sales and Marketing at Advanced Tissue Sciences, a biotechnology company. Earlier in his career, Mr. Aselage held a variety of sales and sales management positions at biotechnology and pharmaceutical companies including Rhone-Poulenc Rorer Pharmaceuticals (now Sanofi-Aventis), Genentech, Inc., and Bristol Laboratories, a biopharmaceutical company. Mr. Aselage holds a B.S. in biology from the University of Notre Dame. Mr. Aselage was selected as a director because of his business and professional experience, including but not limited to his leadership of BioMarin in drug commercialization, private and public financings and a successful turnaround of multiple businesses.

Steve Richardson has been a director of the Company since December 17, 2012. Previously, Mr. Richardson was a Manager of Retrophin, LLC (the predecessor of Retrophin, Inc.) since June 2011. Mr. Richardson is a Senior Advisor to The Boston Consulting Group, a global management consulting firm, a position he has held since early 2009. Previously Mr. Richardson spent over 30 years with American Express, most recently as Senior Vice President of Human Resources and Chief Talent Officer, where he served as a key advisor for major business transformation and enterprise-wide organizational change and restructuring. Mr. Richardson served as a Board member of United Way Worldwide from 2008 to 2010 and is currently a Senior Advisor to the Center for Talent Innovation, a task force focused on identifying, developing and promoting a second generation of corporate policies and practices that support the ambition, work and life needs of highly qualified talent across the divides of gender, generation and culture. Mr. Richardson was selected as a director due to his extensive experience in overseeing and advising growing companies and substantial experience in business transformation, global general management and recruiting and developing talented management.

Cornelius E. Golding has served as a director of the Company since October 1, 2013. Previously, Mr. Golding was the Senior Vice President and Chief Financial Officer of Atlantic Mutual Insurance Company, where, among other responsibilities, he oversaw the corporate investment portfolio, a position he held from August 1994 to his retirement in September 2003. Previously, from 1981 to 1994, Mr. Golding served in various management and executive positions at Atlantic Mutual Insurance Company, including Senior Vice President and Comptroller, Vice President and Comptroller and Vice President-Internal Audit. Prior to joining Atlantic Mutual Insurance Company, Mr. Golding served as the Vice President of Ideal Mutual Insurance Company in 1979 and as the Assistant Controller of AIG, a position he held from December 1979 to

March 1980. From 1974 to 1979 Mr. Golding served in various positions at Crum & Forster, including Assistant Controller and from 1972 to 1974 Mr. Golding was employed by the Robert Stigwood Organization. Prior to 1972, Mr. Golding worked for the independent accounting firm of Price Waterhouse (now PricewaterhouseCoopers) as an auditor. Mr. Golding serves on the Board of Directors of United Automobile Insurance Group, where he is a member of the Corporate Governance Committee, Audit Committee and Investment Committee, on the Board of Directors of Hudson City Bancorp, Inc., where he is Chairman of the Board’s Risk Committee and a member of the Audit Committee and Nominating Committee, and as Trustee of the John A. Forster Trust. Mr. Golding previously served on the Board of Directors of Neurologix, Inc. where he was Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Golding previously served on the Board of Directors of Somerset Hills Bancorp and National Atlantic Holding Corporation. Mr. Golding is a retired CPA and a member of the American Institute of CPAs and a member of the New York State Society of CPAs. A graduate of St. John Fisher College, Mr. Golding holds an MBA from Fairleigh Dickenson University. Mr. Golding is also a graduate of the Advanced Education Program at the Wharton School of the University of Pennsylvania. Mr. Golding was selected as a director because of his extensive experience in financial management, audit and corporate governance.

Jeffrey Meckler has served as a director of the Company since October 8, 2014. Mr. Meckler is a Director of QLT, Inc., an ultra-orphan opthalmic biotechnology company based in Canada, as well as the Managing Director of The Andra Group, a life sciences consulting firm. Previously, Mr. Meckler acted as a Director and Interim CEO of Cypress Bioscience Inc. after its acquisition by Royalty Pharma. He has also served as a Director of ClearFarma USA, Kyalin Bioscience and Alveolus Inc. Earlier in his career, Mr. Meckler held a series of positions at Pfizer Inc. in Manufacturing Systems, Market Research, Business Development, Strategic Planning and Corporate Finance, which included playing a significant role in acquisitions and divestitures. Mr. Meckler is the past President and continues to serve on the Board of Children of Bellevue, a non-profit organization focused on advocating and developing pediatric programs at Bellevue Hospital Center. Mr. Meckler holds a B.S. in Industrial Management and M.S. in Industrial Administration from Carnegie Mellon University. In addition, Mr. Meckler received a J.D. from Fordham University School of Law. Mr. Meckler was selected as a director because he has over 20 years in the life sciences sector including business development, strategic planning and corporate finance.

Gary Lyons has served as a director of the Company since October 8, 2014. Previously, Mr. Lyons was the founding President and Chief Executive Officer of Neurocrine Biosciences from 1993 to 2008 and remains as a member of the Board of Directors. Prior to joining the Company, Mr. Lyons held a number of senior management positions at Genentech, Inc., including Vice President of Business Development and Vice President of Sales. Mr. Lyons currently serves on the Board of Directors for: Rigel Pharmaceuticals, Inc., a biotechnology company focused on developing drugs for the treatment of inflammatory/autoimmune and metabolic diseases; Vical Incorporated, a biotechnology company focused on the prevention and treatment of serious or life-threatening diseases; Cytori Therapeutics, a company focused on stem cell therapies; and KaloBios Pharmaceuticals, Inc., a company developing patient targeted, first in-class monoclonal antibodies. Mr. Lyons was previously a director of PDL BioPharma, Inc., Poniard Pharmaceuticals, Inc., NeurogesX, Inc., and Facet Biotech Corporation. Mr. Lyons holds a B.S. in Marine Biology from the University of New Hampshire and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management. Mr. Lyons was selected as a director because of his extensive experience in the pharmaceutical industry and his breadth and range of experience in operations, corporate leadership, strategy and commercialization.

Family Relationships

There are no family relationships among any of our directors or executive officers.

(b)	Identification of Executive Officers and Certain Significant Employees

Executive Officers

The table below sets forth certain information regarding our current executive officers who are not directors.

Name	Age	Current Position(s)
Laura M. Clague	55	Senior Vice President and Chief Financial Officer
Alvin Shih, M.D.	38	Executive Vice President of Research and Development
Margaret Valeur-Jensen, Ph.D.	58	General Counsel

The following is certain biographical information describing the business experience of each of our executive officers who is not a director.

Laura M. Clague has served as the Senior Vice President and Chief Financial Officer of the Company since November 17, 2014. Ms. Clague previously served as the Chief Financial Officer of the San Diego and Ohio operations of Amylin Pharmaceuticals, Inc., a wholly owned subsidiary of Bristol-Myers Squibb. Prior to the acquisition by Bristol-Myers Squibb in 2012, Ms. Clague was the Vice President, Corporate Controller and Chief Accounting Officer of Amylin for 10 years, and during this time also served as the Chief Financial Officer of the Amylin/Lilly Collaboration. From 1988 to 1999, Ms. Clague was the director of finance and accounting operations for Sony Electronics, Inc. From 1985 to 1988, Ms. Clague served as internal audit supervisor at Cubic Corporation. From 1982 to 1985, Ms. Clague held various audit positions at KPMG. Ms. Clague also serves on the Board of Directors of LRAD Corporation where she chairs the Audit Committee and is on the Compensation Committee. Ms. Clague is a certified public accountant in the State of California, and has a B.S. in Business Administration from

Menlo College.

Alvin Shih, M.D. has served as the Executive Vice President of Research and Development of the Company since May 29, 2014. Prior to joining the Company, Dr. Shih worked for Pfizer Inc. where he founded the Pfizer Rare Disease Research Unit and was a member of the senior management team of such Unit from 2010 to 2014. In his role as the Unit’s Chief Operating Officer, Dr. Shih led numerous strategic initiatives and had operational responsibility for a pre-clinical and clinical portfolio spanning multiple disease areas and therapeutic modalities. From 2006 to 2010, Dr. Shih was a senior engagement manager at L.E.K. Consulting in Boston, where he led value-creating projects for a diverse set of biotechnology clients. Dr. Shih was previously a member of the consulting staff at McKinsey & Company, where he participated in strategic projects for a variety of healthcare clients, including academic medical centers, integrated healthcare delivery networks, and clinical research organizations. Dr. Shih completed his residency training in internal medicine at the Massachusetts General Hospital and received board certification from the American Board of Internal Medicine. He holds an M.D. from the University of Alabama School of Medicine, an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. from Vanderbilt University.

Margaret Valeur-Jensen, Ph.D. has served as the General Counsel of the Company since November 17, 2014. Previously, Dr. Valeur-Jensen served as Of Counsel in the Biotechnology, Pharmaceuticals and Chemistry Group of Seed Intellectual Property Law Group PLLC. Before that, she was Executive Vice President and General Counsel of Neurocrine Biosciences, Inc., where she was responsible for all patent and corporate practice including management of patent portfolio and strategy, corporate partnering, regulatory compliance, and public company issues. Earlier, she was Associate General Counsel Business Law Group of Amgen Inc., where she was responsible for licensing and corporate partnering, mergers and acquisitions, clinical development, sales and marketing, regulatory affairs, and real estate. Prior to joining Amgen, she was an associate at Davis, Polk & Wardwell. Dr. Valeur-Jensen received her J.D. from Stanford University School of Law. In addition, she was a Post-Doctoral Fellow at Harvard Medical School in the Department of Genetics, as well as at Massachusetts General Hospital in the Department of Molecular Biology. She received a Ph.D. in Biochemistry and Molecular Biology from Syracuse University and a B.A. in Biology from Skidmore College.

Our executive officers are elected by our Board of Directors and serve at the discretion of our Board until their successors have been duly elected and qualified or until their earlier resignation or removal.

(c)	Compliance with Section 16(a) of the Exchange Act

Under the federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC on Section 16(a) forms. Specific due dates for these reports have been established, and we are required to report in this proxy statement any failure to file by these dates. Based solely on our review of copies of the reports on the Section 16(a) forms received by us with respect to the fiscal year ended December 31, 2014, and representations from the reporting persons that no other reports were required, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section.

(d)	Code of Ethics

Code of Ethics and Business Conduct

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors including those officers responsible for financial reporting. We make our code of ethics available on the investors section of our website at www.retrophin.com. We intend to disclose future amendments to the code or any waivers of its requirements on our website to the extent permitted by the applicable rules and exchange requirements.

Board Oversight of Risk

We face a number of risks, including those described in the section entitled “Risk Factors”. Our board of directors believes that risk management is an important part of establishing, updating and executing on the company’s business strategy. Our board of directors, as a whole and at the committee level, has oversight responsibility relating to risks that could affect the corporate strategy, business objectives, compliance, operations, and the financial condition and performance of the company. Our board of directors focuses its oversight on the most significant risks facing the company and on its processes to identify, prioritize, assess, manage and mitigate those risks. Our board of directors and its committees receive regular reports from members of the company’s senior management on areas of material risk to the company, including strategic, operational, financial, legal and regulatory risks. While our board of directors has an oversight role, management is principally tasked with direct responsibility for management and assessment of risks and the implementation of processes and controls to mitigate their effects on the company.

The audit committee, as part of its responsibilities, oversees the management of financial risks, including accounting matters, liquidity and credit risks, corporate tax positions, insurance coverage, and cash investment strategy and results. The audit committee is also responsible for overseeing the management of risks relating to the performance of the company’s internal audit function, if required, and its independent registered public accounting firm, as well as our systems of internal controls and disclosure controls and procedures. The compensation and talent development committee is responsible for overseeing the management of risks relating to our executive compensation and overall compensation and benefit strategies, plans, arrangements, practices and policies. The nominating and corporate governance committee oversees the management of risks associated with our overall compliance and corporate governance practices, and the independence and composition of our board of directors. These committees provide regular reports, on at least a quarterly basis, to the full board of directors.

(e)	Board Committees

Board Committees and Meetings

The standing committees of our Board of Directors consist of an audit committee, compensation and talent development committee and nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board.  Our Board of Directors may also establish from time to time any other committees that it deems necessary or advisable.

During fiscal 2014, the Board of Directors and the various committees of the Board held the following number of meetings: Board of Directors 22; audit committee—4; compensation and talent development committee —2; and nominating and corporate governance committee —2. Additionally, there were 3 actions taken by the Board via Unanimous Written Consent. During fiscal 2014, all but 3 directors attended 100% of the aggregate of the total number of meetings of the Board of Directors, and no director attended fewer than 100% of the aggregate of the total number of meetings of any committees of the Board, which he or she was required to attend. We do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders; however, directors are encouraged to attend all such meetings. All of our directors attended our 2014 Annual Meeting of Stockholders.

Audit Committee.

The audit committee is responsible for assisting our board of directors in its oversight of the integrity of our financial statements, the qualifications and independence of our independent auditors, and our internal financial and accounting controls. The audit committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the audit committee.

The members of the audit committee are Messrs. Richardson, Golding and Meckler, and Mr. Golding serves as chair of the audit committee. All members of the audit committee qualify as an independent director under the corporate governance standards of the NASDAQ Listing Rules and the independence requirements of Rule 10A 3 of the Exchange Act. Our board of directors has determined that Mr. Golding qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K.

Compensation and Talent Development Committee.

The compensation and talent development committee approves the compensation objectives for the company, approves the compensation of the chief executive officer and approves or recommends to our board of directors for approval the compensation for other executives. The compensation and talent development committee reviews all compensation components, including base salary, bonus, benefits and other perquisites.

The members of the compensation and talent development committee are Messrs. Richardson, Golding, and Lyons, and Mr. Lyons serves as chair of the compensation and talent development committee. Each member of the compensation and talent development committee is a non-employee director within the meaning of Rule 16b 3 of the rules promulgated under the Exchange Act, each is an outside director as defined by Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and each is an independent director as defined by the NASDAQ Listing Rules, including NASDAQ Listing 5605(d)(2).

A more detailed description of the role of the committee, including the role of executive officers and consultants in compensation decisions, can be found under “Executive Compensation-Compensation Discussion and Analysis” below.

Nominating and Corporate Governance Committee.

The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the structure and composition of our board and the board committees. In addition, the nominating and corporate governance committee is responsible for developing and recommending to our board corporate governance guidelines applicable to the company and advising our board on corporate governance matters.

The members of the nominating and corporate governance committee are Messrs. Meckler and Lyons, and Mr. Meckler serves as chair of the nominating and corporate governance committee. Each member of the nominating and corporate governance committee is a non-employee director within the meaning of Rule 16b 3 of the rules promulgated under the Exchange Act and an independent director as defined by the NASDAQ Listing Rules.

The nominating and corporate governance committee of the Board of Directors considers director candidates based upon a number of qualifications.  The qualifications for consideration as a director nominee vary according to the particular area of expertise being sought as a complement to the existing composition of the Board.  At a minimum, however, the nominating and corporate governance committee seeks candidates for director based on, but not limited to, the following criteria:

•	experience as a senior executive at a publicly traded corporation, management consultant, investment banker, partner at a law firm or registered public accounting firm, professor at an accredited business or law school or experience in the management, pharmaceutical or biotechnology experience, member of a board of directors of a similar company, or leadership of a substantial private business enterprise, educational, religious or not-for-profit organization;

•	the highest personal and professional ethics, integrity and values;

•	the ability to exercise sound judgment;

•	the ability to make independent analytical inquiries;

•	willingness and ability to devote adequate time, energy and resources to diligently perform Board and Board committee duties and responsibilities; and

•	a commitment to representing the long-term interests of the stockholders.

The nominating and corporate governance committee has not adopted a specific diversity policy with respect to identifying nominees for director.  However, the nominating and corporate governance committee takes into account the importance of diversified Board membership in terms of the individuals involved and their various experiences and areas of expertise.

The nominating and corporate governance committee shall make every effort to ensure that the Board and its committees include at least the required number of independent directors, as that term is defined by applicable standards promulgated by NASDAQ and/or the SEC.  Backgrounds giving rise to actual or perceived conflicts of interest are undesirable.

The nominating and corporate governance committee has not in the past relied upon third-party search firms to identify director candidates, but may employ such firms if so desired.  The nominating and corporate governance committee generally relies upon, receives and reviews recommendations from a wide variety of contacts, including current executive officers and directors, as sources for potential director candidates.  The Board retains complete independence in making nominations for election to the Board.

The nominating and corporate governance committee will consider qualified director candidates recommended by stockholders in compliance with our procedures and subject to applicable inquiries.  The nominating and corporate governance committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources.  Any stockholder may recommend nominees for director by writing to Jeffrey Meckler, Chairman of the nominating and corporate governance committee of the Board of Directors, Retrophin, Inc., 12255 El Camino Real, Suite 250, San Diego, CA 92130, giving the name, Company stockholdings and contact information of the person making the nomination, the candidate’s name, address and other contact information, any direct or indirect holdings of our securities by the nominee, any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements, information regarding related party transactions with us, the nominee and/or the stockholder submitting the nomination and any actual or potential conflicts of interest, the nominee’s biographical data, current public and private company affiliations, employment history and qualifications and status as “independent” under applicable securities laws and/or stock exchange requirements.  All of these communications will be reviewed by our nominating and corporate governance committee, for further review and consideration in accordance with this policy.

Stockholder Communications to the Board

Any stockholder or other interested party who desires to communicate with any of the members of the Board of Directors may do so by writing to: Board of Directors, Retrophin, Inc., 12255 El Camino Real, Suite 250, San Diego, CA 92130.  Communications may be addressed to an individual director, a Board committee, the non-management directors or the full Board.  Communications will then be distributed to the appropriate directors unless the Chairman determines that the information submitted constitutes “spam,” pornographic material and/or communications offering to buy or sell products or services.

Item 11.          Executive Compensation

Compensation Arrangements

Martin Shkreli

On October 13, 2014, Martin Shkreli resigned as a member of the Company’s Board of Directors and as an employee of the Company, and from any and all other positions that he held with the Company. Pursuant to a binding Summary Separation Proposal entered into between Mr. Shkreli and the Company on October 13, 2014, Mr. Shkreli is entitled to receive his annual base salary, any unpaid bonus and health insurance coverage on the same terms as made available to the Company’s employees for a period of twelve months following such resignation, plus twelve months of continued vesting of all time-based stock options. Mr. Shkreli received a base salary of $252,091 and a bonus of $1,233,430 for fiscal 2013 and a base salary of $237,500 and a bonus of $300,000 for fiscal 2014.

Stephen Aselage

On November 6, 2014, the Board of Directors appointed Stephen Aselage as the Company’s Chief Executive Officer. Prior to such appointment, Mr. Aselage had been serving as the Company’s interim Chief Executive Officer. In connection with his appointment as the Company’s Chief Executive Officer, the Board of Directors (i) approved an increase in Mr. Aselage’s annual base salary to $480,000, (ii) approved an increase in Mr. Aselage’s bonus target percentage to 60% of his base salary, (iii) granted Mr. Aselage an option to purchase 300,000 shares of the Company’s common stock at an exercise price per share equal to $10.09, which was the closing price of the Company’s common stock on the date of grant, and (iv) granted Mr. Aselage a restricted stock unit covering 100,000 shares of the Company’s common stock. The shares subject to the option vest in four equal quarterly installments starting on the first anniversary of the date of grant, and all the shares subject to the restricted stock unit will vest on the one-year anniversary of the date of grant; provided that if Mr. Aselage’s employment with the Company is terminated prior to the one-year anniversary of the date of grant, 1/12th of the shares subject to the restricted stock unit shall vest for each full month past the grant date that Mr. Aselage has provided services to the Company.

Alvin Shih, M.D.

Alvin Shih, M.D. received a base salary of $262,500 and a signing bonus of $50,000 during fiscal 2014. Dr. Shih was awarded 230,000 shares of restricted common stock pursuant to his employment agreement, a pro rata portion of which will vest quarterly during the 3 years following his employment date. Dr. Shih is also entitled to receive a cash bonus award of up to 50% of his base salary for performance during 2014.

Margaret Valeur-Jensen, Ph.D.

On November 11, 2014, the Board of Directors appointed Margaret Valeur-Jensen, Ph.D. as the Company’s General Counsel, effective November 17, 2014. In connection with her appointment as the Company’s General Counsel, Dr. Valeur-Jensen will be entitled to receive a base salary of $425,000 per year, and was granted a restricted stock unit covering 100,000 shares of the Company’s common stock. The shares subject to the restricted stock unit will vest on November 1, 2015. In addition to her base salary, Dr. Valeur-Jensen is entitled to a discretionary annual performance-based cash bonus, with a target bonus equal to 50% of her base salary.

Marc Panoff

Marc Panoff received a base salary of $269,375 and a bonus of $76,667 during fiscal 2014. On February 24, 2014, Mr. Panoff received a discretionary award of 100,000 restricted shares of common stock of the Company, a pro rata portion of which vested quarterly over 3 years, and the vesting of 81,333 shares of which was accelerated in connection with Mr. Panoff entering into a separation agreement and release with the Company on September 15, 2014.

Employment Contracts and Termination of Employment and Change of Control Arrangements

Shkreli Employment Agreement and Summary Separation Proposal

On December 16, 2013, the Company entered into an employment agreement with Mr. Shkreli (the “Shkreli Employment Agreement”), pursuant to which Mr. Shkreli served as the Company’s Chief Executive Officer.

In accordance with the terms of the Shkreli Employment Agreement, Mr. Shkreli was paid (i) a base salary in the amount of $300,000, and (ii) at the sole discretion of the Board of Directors, an annual bonus award based upon specific goals and performance metrics. Mr. Shkreli was also awarded options to purchase 1,080,000 shares of restricted common stock of the Company, a pro rata portion of which vested quarterly over 3 years.

On February 24, 2014, Mr. Shkreli received discretionary awards of options to purchase an aggregate of 400,000 shares of common stock of the Company, (i) 200,000 of which vested in twelve equal installments on the last day of each calendar quarter beginning on March 31, 2014,

(ii) 100,000 of which vested upon such time as the Company’s revenues meet or exceed $50 million in the aggregate over any consecutive four fiscal quarter period (but no earlier than February 24, 2015), (iii) 50,000 of which vested upon such time as the trailing twenty day average of the closing price of the Company’s common stock equals or exceeds $25 per share (but no earlier than February 24, 2015) and (iv) 50,000 of which vested upon such time as the trailing twenty day average of the closing price of the Company’s common stock equals or exceeds $33 per share (but no earlier than February 24, 2016).

In connection with Mr. Shkreli’s resignation, the Company and Mr. Skhreli entered into a binding Summary Separation Proposal, dated October 13, 2014, pursuant to which Mr. Shkreli is entitled to receive his annual base salary, any unpaid bonus and health insurance coverage on the same terms as made available to the Company’s employees for a period of twelve months following such resignation, plus twelve months of continued vesting of all time-based stock options.

Shih Employment Agreement

On May 29, 2014, the Company entered into an employment agreement with Dr. Shih (the “Shih Employment Agreement”), pursuant to which Dr. Shih has served as the Executive Vice President of Research and Development of the Company since June 2, 2014.

In accordance with the terms of the Shih Employment Agreement, Dr. Shih will be paid (i) a base salary in the amount of $450,000, and (ii) an annual cash bonus award of up to 50% of Dr. Shih’s then-applicable salary, which cash bonus is required to be not less than $100,000 for the fiscal year ending December 31, 2014. Dr. Shih was paid a signing bonus in the amount of $50,000, which Dr. Shih is required to repay to the Company if, prior to the one-year anniversary of his employment date, Dr. Shih terminates his employment or the Company terminates his employment for cause (as such term is defined in the Shih Employment Agreement). Dr. Shih was also awarded 230,000 shares of restricted common stock, a pro rata portion of which will vest quarterly during the 3 years following his employment date.

The Shih Employment Agreement contemplates that Dr. Shih’s employment will be for a two-year term and may be automatically extended for successive one-year periods unless (i) Dr. Shih gives notice of non-extension to the Company no later than ninety (90) days prior to the expiration of the Shih Employment Agreement, (ii) Dr. Shih’s employment is terminated or (iii) the Company delivers notice to Dr. Shih no later than thirty (30) days prior to the expiration of the Shih Employment Agreement.

In the event Dr. Shih’s employment is terminated (i) by the Company other than for cause or a regulatory inquiry termination (as such term is defined in the Shih Employment Agreement) or (ii) by Dr. Shih’s resignation following a material breach of a material term of the Shih Employment Agreement by the Company which has not been cured within 30 days following notice thereof, if such resignation occurs within 15 days at the end of the applicable 30-day cure period, then Dr. Shih will be entitled to receive a severance payment in an amount equal to his annual base salary (as such term is defined in the Shih Employment Agreement), any expenses owed to him under the Shih Employment Agreement, accrued vacation pay and payment of incentive compensation (as such term is defined in the Shih Employment Agreement) payable on the same schedule as if Dr. Shih had remained employed by the Company. If Dr. Shih chooses to resign for reasons other than a material breach of the Shih Employment Agreement by the Company, then Dr. Shih will forfeit any unvested incentive compensation that he received and will not be entitled to severance or any additional payments.

If Dr. Shih’s employment is terminated for cause then Dr. Shih will not be entitled to any further payments of any kind, except for payment of the base salary plus reimbursement of certain expenses.

In the event that Dr. Shih is no longer employed by the Company, any incentive compensation that has not vested prior to the date of termination will immediately be cancelled and not subject to further vesting.

Panoff Employment Agreement and Severance Agreement

On May 7, 2013, the Company entered into an employment agreement with Marc Panoff (the “Panoff Employment Agreement”), pursuant to which Mr. Panoff served as the Chief Financial Officer and Chief Accounting Officer of the Company. In accordance with the terms of the Panoff Employment Agreement, Mr. Panoff was paid (i) a base salary in the amount of $230,000 (subject to adjustments at the discretion of our Board of Directors), and (ii) at the sole discretion of our Board of Directors, an annual bonus award of up to 50% of Mr. Panoff’s then applicable base salary.

On September 15, 2014, the Company entered into a separation agreement and release (the “Separation Agreement”) with Mr. Panoff, pursuant to which Mr. Panoff’s employment with the Company will terminate, effective as of February 28, 2015 (the “Separation Date”). Under the terms of the Separation Agreement, Mr. Panoff will be entitled to receive: (i) severance payments equal to six months of his current base salary; (ii) 100% of his target bonus for 2014; (iii) accelerated vesting of 81,333 shares of restricted common stock of the Company; and (iv) benefits under the Company’s benefit plans, subject to the terms of each such plan, for the period commencing immediately after the Separation Date and ending on the date that is the earlier of (A) nine months following the Separation Date and (B) Mr. Panoff’s acceptance of new employment which offers benefits.

Aselage Employment Agreement

The Company entered into an Employment Agreement with Mr. Aselage (the “Aselage Employment Agreement”). Pursuant to the terms of the Aselage Employment Agreement, Mr. Aselage will receive an initial base salary of $480,000 per year, subject to annual adjustment by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), plus a discretionary annual bonus as determined by the Compensation Committee, with a bonus target currently set at 60% of his base salary. While Mr. Aselage will continue to be employed on an at-will basis, the Aselage Employment Agreement provides that in the event of his termination by the Company without cause or in the event of his termination due to a constructive termination, in exchange for a general release against the Company, Mr. Aselage will be entitled to severance benefits consisting of, among other things, (i) a cash compensation amount equal to his annual base salary plus annual target bonus, multiplied by 1.5, paid in equal installments over a period of 18 months, (ii) payment of the cost of COBRA coverage for a period of up to 18 months and (iii) acceleration of the vesting of all outstanding stock awards such that the amount of shares vested under such stock awards equals the number of shares that would have vested if Mr. Aselage had continued to render services to the Company for 18 months following his separation from service. Additionally, in connection with a change in control of the Company, if Mr. Aselage’s employment with the Company is terminated without cause or in the event of his termination due to a constructive termination, in exchange for a general release against the Company, Mr. Aselage will be entitled to severance benefits consisting of, among other things, (i) a cash compensation amount equal to his annual base salary plus annual target bonus, multiplied by 2, paid in a single lump-sum amount, (ii) payment of the cost of COBRA coverage for a period of up to 24 months and (iii) acceleration of the vesting of all outstanding stock awards such that all outstanding stock awards become fully vested.

Clague and Valeur-Jensen Employment Agreement

The Company entered into separate Employment Agreements with each of Ms. Clague and Ms. Valeur-Jensen (collectively, the “Non-CEO Employment Agreements”). Pursuant to the terms of the Non-CEO Employment Agreements, Ms. Clague and Ms. Valeur-Jensen will receive an initial base salary of $359,000 and $425,000 per year, respectively, subject to annual adjustment by the Compensation Committee, plus a discretionary annual bonus as determined by the Compensation Committee, with a bonus target currently set at 50% of their base salary. While Ms. Clague and Ms. Valeur-Jensen will continue to be employed on an at-will basis, the Non-CEO Employment Agreements provide that in the event of their termination by the Company without cause or in the event of their termination due to a constructive termination, in exchange for a general release against the Company, Ms. Clague and Ms. Valeur-Jensen will each be entitled to severance benefits consisting of, among other things, (i) a cash compensation amount equal to their annual base salary plus annual target bonus, paid in equal installments over a period of 12 months, (ii) payment of the cost of COBRA coverage for a period of up to 12 months and (iii) acceleration of the vesting of all outstanding stock awards such that the amount of shares vested under such stock awards equals the number of shares that would have vested if Ms. Clague and Ms. Valeur-Jensen had continued to render services to the Company for 12 months following their separation from service, respectively. Additionally, in connection with a change in control of the Company, if Ms. Clague’s and Ms. Valeur-Jensen’s employment with the Company is terminated without cause or in the event of their termination due to a constructive termination, in exchange for a general release against the Company, Ms. Clague and Ms. Valeur-Jensen will each be entitled to severance benefits consisting of, among other things, (i) a cash compensation amount equal to their annual base salary plus annual target bonus, multiplied by 1.5, paid in a single lump-sum amount, (ii) payment of the cost of COBRA coverage for a period of up to 18 months and (iii) acceleration of the vesting of all outstanding stock awards such that all outstanding stock awards become fully vested.

Summary Compensation Table

The following table sets forth all cash compensation paid by the Company for the fiscal years 2013 and 2014. The table below sets forth the positions and compensation for each officer and director of the Company.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Stephen Aselage,	2014	202,170	121,000		1,009,000	7,206,000	12,500	(2)	8,429,670
Chief Executive Officer and Director (3)

Martin Shkreli,	2014	237,500	300,000		—	7,600,000	62,500	(4)	8,200,000
Former Chief Executive Officer	2013	252,091	1,233,430		—	9,925,200	—		11,410,721

Alvin Shih,	2014	262,500	168,250	(5)	3,165,490	—	—		3,477,990
Executive Vice President of Research and Development

Margaret Valeur-Jensen,	2014	70,833	25,000		945,000	—	—		1,015,833
General Counsel

Marc Panoff,	2014	269,375	76,667		1,900,000	—	—		2,246,042
Former Chief Financial Officer (6)	2013	142,153	104,155		157,808	—	—		404,116

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the equity awards granted during 2013 and 2014 computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718) (see Note 14). These amounts do not reflect the actual economic value that will be realized by the named executive officer in connection with such equity awards.

(2)	Amount shown represents fees paid to Mr. Aselage as a member of the Board of Directors prior to becoming an employee.

(3)	Mr. Aselage was appointed as our Chief Executive Officer in October 2014.

(4)	Amount shown represents severance payments to Mr. Shkreli.

(5)	Represents a signing bonus paid to Dr. Shih upon his entering into employment with the Company, and a performance-based cash bonus.

(6)	Pursuant to the terms of a separation agreement and release entered into with the Company on September 15, 2014, Mr. Panoff is entitled to a $137,500 severance payment payable on or before February 28, 2015. This severance payment has not yet been paid by the Company and is therefore not reflected in the table above.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of fiscal 2014.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Stephen Aselage	11/6/2014	—		300,000	(2)	10.09	11/6/2024	—		—
	11/6/2014	—		—		—	—	100,000	(3)	$1,009,000
Martin Shkreli	2/24/2014	66,667	(4)	133,333	(4)	$19.00	2/24/2024	—		—
Alvin Shih	6/1/2014	—		—		—	—	191,667	(5)	$2,637,908
Margaret Valeur-Jensen	11/17/2014	—		—		—	—	100,000	(7)	$945,000
Marc Panoff	5/20/2013	—		—		—	—	70,000	(1)	$490,000
	2/24/2014	—		—		—	—	75,000	(6)	$1,425,000

(1)	Such shares vest in quarterly installments during the 3 years following the date of grant.
(2)	Such shares vest in four equal quarterly installments starting on the one-year anniversary of the date of grant.
(3)	Such shares vest on the one-year anniversary of the date of grant.
(4)	Such shares vest over a period of twelve calendar quarters beginning on March 31, 2014.
(5)	A pro rata portion of the shares vest in quarterly installments during the 3 years following his employment date.
(6)	Such shares vest in quarterly installments during the 3 years following his employment date.
(7)	Such shares vest on November 1, 2015.

Director Compensation

The following table sets forth in summary form information concerning the compensation that was earned by each of our non-employee directors during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1) (2)	Option Awards ($)(1) (3)	All Other Compensation ($)	Total ($)
Cornelius Golding	18,750	201,800	252,250	—	472,800
Jeffrey Paley	18,750	—	—	—	18,750
Steve Richardson	—	201,800	252,250	—	454,050
Gary Lyons	—	209,600	307,800	—	517,400
Jeffrey Meckler	—	209,600	307,800	—	517,400

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the equity awards granted during 2014 computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). These amounts do not reflect the actual economic value that will be realized by the director in connection with such equity awards.
(2)	Aggregate number of restricted stock awards outstanding at December 31, 2014 is 80,000.

(3)	Aggregate number of stock options outstanding at December 31, 2014 is 114,000.

Our Board of Directors has adopted a compensation policy for fiscal 2015 applicable to all of our non-employee directors that provides that each such non-employee director receives the following compensation for service on our Board of Directors:

•	an annual cash retainer of $45,000;
•	an additional annual cash retainer of $11,250 for service as chairman of the Board of Directors;
•	an additional annual cash retainer of $10,000 for service as a member of the audit committee ($15,000 for service as the chairman of the audit committee), $7,500 for service as a member of the compensation and talent development committee ($10,000 for service as the chairman of the compensation and talent development committee), and $5,000 for service as a member of the nominating and corporate governance committee ($7,500 for service as the chairman of the nominating and corporate governance committee);
•	upon first joining our Board of Directors, an automatic initial grant of an option to purchase 40,000 shares of our common stock and 20,000 restricted shares of common stock; and
•	for each non-employee director whose term continues on the date of our annual meeting each year, an automatic annual grant of an option to purchase 20,000 shares of our common stock and 10,000 restricted shares of common stock.

Each of the initial equity grants under our director compensation policy described above vests over a three year period following the date of grant, subject to the director continuing to provide services to us during such period. Each of the annual equity grants under our director compensation policy described above vests over a one year period following the date of grant, subject to the director continuing to provide services to us during such period.

Compensation and Talent Development Committee Interlocks and Insider Participation

No member of the compensation and talent development committee of our Board of Directors has ever been our officer or employee nor has anyone who was a member in 2014 had a relationship with us requiring disclosure as a transaction with a related person. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation and talent development committee or Board of Directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or compensation and talent development committee.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,583,876	]	$10.92	840,416

Ownership Securities by Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of December 31, 2014 by: (i) each director, (ii) each named executive officer, (iii) each person known by us to beneficially own more than 5% of all outstanding shares of our common stock, and (iv) all executive officers and directors of the Company as a group. The table is based upon information supplied by our executive officers and directors and a review of Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 26,428,071 shares outstanding on December 31, 2014, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options, warrants or other convertible securities that are either immediately exercisable or exercisable on or before March 1, 2015, which is 60 days after December 31, 2014. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The address for each person or entity listed in the table is c/o Retrophin, Inc., 12255 El Camino Real, Suite 250, San Diego, CA 92130.

5% or greater stockholders	Number of shares beneficially owned(1)	Percentage of shares beneficially owned
Prudential Financial, Inc.(1)	3,148,693	11.9%
Consonance Capman GP LLC(2)	2,551,535	9.6%
Broadfin Healthcare Master Fund Ltd(3)	2,549,874	9.6%
QVT Financial LP(4)	2,053,019	7.8%
Opaleye L.P.(5)	1,858,441	7.0%
Lombard Odier Asset Management (USA) Corp(6)	1,750,000	6.6%

(1)	Prudential Financial, Inc. (“Prudential”) is a parent holding company and the indirect parent of Jennison Associates LLC (“Jennison”) and Quantitative Management Associates LLC, who are the beneficial owners of 3,147,293 shares and 1,400 shares of the Company’s common stock, respectively. Jennison furnishes investment advice to several investment companies, insurance separate accounts, and institutional clients (“Managed Portfolios”). As a result of its role as investment adviser of the Managed Portfolios, Jennison may be deemed to be the beneficial owner of the shares of our common stock held by such Managed Portfolios. Prudential indirectly owns 100% of equity interests of Jennison. As a result, Prudential may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Jennison may have with respect to our common stock held by the Managed Portfolios. The address for Prudential Financial, Inc. is 751 Broad Street, Newark, New Jersey 07102-3777. The address for Jennison Associates LLC is 466 Lexington Avenue, New York, NY 10017. This information is based on its most recently filed Schedule 13G/A.
(2)	Consists of 2,500,187 shares (“Master Account Shares”) owned by Consonance Capital Master Account LP (“Consonance Master”) and 51,348 shares (“Managed Account Shares”) owned by a managed account managed by Consonance Capital Opportunity Fund Management LP (“Consonance Opportunity”). Consonance Capital Management LP (the “Adviser”) is the investment adviser of Consonance Master and pursuant to an investment advisory agreement (the “Advisory Agreement”), the Adviser exercises voting and investment power over the Master Account Shares held by Consonance Master. Consonance Capman GP LLC (“Capman”) is the general partner of the Adviser and Mitchell Blutt, as the Manager and Member of Capman and Chief Executive Officer of the Adviser, may be deemed to control Capman and the Adviser. Capman is the general partner of Consonance Opportunity and Mitchell Blutt, as the Manager and Member of Capman, may be deemed to control Capman and Consonance Opportunity. The address for the Adviser, Consonance Opportunity, Mitchell Blutt and Capman is 1370 Avenue of the America, Suite 3301, New York, NY 10019. This information is based on its most recently filed Schedule 13G.
(3)	Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler share voting and disposition power with respect to the shares held by this stockholder. The address for Broadfin Capital, LLC and Kevin Kotler is 300 Park Avenue, 25th Floor, New York, NY 10022. The address for Broadfin Healthcare Master Fund, Ltd. is 20 Genesis Close, Ansbacher House, Second Floor, P.O. Box 1344, Grand Cayman KY 1-1108, Cayman Islands. This information is based on its most recently filed Schedule 13G/A.
(4)	QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund V LP and other private investment funds (collectively, the “Funds”). The Funds aggregately own 2,053,019 shares. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 2,053,019 shares, consisting of the shares owned by the Funds. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Funds, may be deemed to beneficially own the aggregate number of shares owned by the Funds, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 2,053,019 shares. The address for QVT Financial LP, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, NY 10036. The address for QVT Fund V LP is 190 Elgin Avenue, George Town, Grand Cayman, KY1 9005, Cayman Islands. This information is based on its most recently filed Schedule 13G/A.
(5)	Represent shares of common stock and warrants exercisable into common stock, beneficially owned and held of record by Opaleye, L.P. Opaleye GP LLC (“LLC”) and James Silverman share voting and investment power with respect to the shares held by this stockholder. The LLC is the general partner of Opaleye, L.P. James Silverman is the sole member and manager of the LLC. The address for Opaleye, L.P., Opaleye GP LLC and James Silverman is 9B Russell Street, Cambridge, MA 02140. This information is based on its most recently filed Schedule 13D.
(6)	Lombard Odier Asset Management (USA) Corp serves as investment advisor to 1798 Fundamental Strategies Master Fund and Lombard Odier Funds – Fundamental Equity Long/Short, with respect to the shares of our common stock held by them. The address for Lombard Odier Asset Management (USA) Corp is 888 7th Avenue, 11th Floor, New York, NY 10106. This information is based on its most recently filed Schedule 13G.

Item 13.          Certain Relationships and Related Transactions

Certain Relationships and Related Party Transactions

Except as disclosed below, since December 31, 2013, there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation agreements and other agreements and transactions which are described in “Executive Compensation” and the transactions described below. We believe that the agreements and transactions described below were generally on terms that were comparable to terms we could have obtained from unaffiliated third parties.

Related Party Transactions

Policies and Procedures

We have adopted a related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.”  Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board of Directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our Audit Committee or another independent body of our Board of Directors takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

On October 13, 2014, we entered into a binding Summary Separation Proposal with Martin Shkreli, our then-current Chief Executive Officer.  Among other things, the Summary Separation Proposal set forth a summary of the terms for the sale of our Vecamyl, Syntocinon and ketamine licenses and assets to Turing Pharmaceuticals AG (“Turing Pharmaceuticals”).

On January 9, 2015, we entered into an asset purchase agreement with Turing Pharmaceuticals pursuant to which we sold Turing Pharmaceuticals our ketamine licenses and assets (the “Assets”) for a purchase price of $1.0 million, and pursuant to which Turing Pharmaceuticals also assumed all future liabilities related to the Assets. The Company’s former Chief Executive Officer is the Chief Executive Officer of Turing Pharmaceuticals.

On February 13, 2015, we, our wholly-owned subsidiary Manchester Pharmaceuticals LLC and our other wholly-owned subsidiary Retrophin Therapeutics International, LLC (collectively, the “Sellers”), entered into a purchase agreement with Waldun Pharmaceuticals, LLC (“Waldun”), a holding company of Turing Pharmaceuticals, pursuant to which the Sellers sold Waldun their product rights to mecamylamine hydrochloride (also referred to as Vecamyl) (the “Vecamyl Product Rights”) for a purchase price of $0.7 million.  Waldun in turn sold the Vecamyl Product Rights to Turing Pharmaceuticals. In connection therewith, on February 13, 2015, we, together with Manchester, entered into an Asset Purchase Agreement with Turing Pharmaceuticals, pursuant to which we sold Turing Pharmaceuticals our mecamylamine hydrochloride inventory (the “Inventory”) for a purchase price of $0.3 million, and pursuant to which Turing Pharmaceuticals also assumed certain liabilities related to the Vecamyl Product Rights and the Inventory.

On February 13, 2015, we entered into an asset purchase agreement with Turing Pharmaceuticals pursuant to which we sold Turing Pharmaceuticals our Syntocinon licenses and assets, including related inventory, for a purchase price of $1.1 million, and pursuant to which Turing Pharmaceuticals also assumed certain liabilities related to the Syntocinon licenses and assets.

In September 2014, our board of directors requested that our outside legal counsel conduct an investigation (the “Investigation”) into matters involving Mr. Shkreli during his tenure as our Chief Executive Officer.  In January 2015, our board of directors appointed an Oversight Committee of the board of directors (the “Oversight Committee”), consisting of Gary Lyons and Jeffrey Meckler, each of whom was not a member of our board of directors during the period of time covered by the Investigation.  To date, the Oversight Committee has concluded that various transactions occurred during 2013 and 2014 involving Retrophin and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli, or that otherwise had financial dealings with Mr. Shkreli.  The details of the Oversight Committee’s findings and the transactions involving Mr. Shkreli are set forth more fully in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results

Director Independence

Under the standards for director independence set forth in the NASDAQ Marketplace Rules, a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, Mr. Aselage and Mr. Shkreli would not be considered independent because Mr. Aselage currently serves, and Mr. Shkreli formerly served, as an executive officer of the Company. Our other current and former directors, Messrs. Golding, Meckler, Lyons, Paley and Richardson, would be considered independent under these rules.

Rule 5605 of the NASDAQ Marketplace Rules, or the NASDAQ Listing Rules, requires that independent directors compose a majority of a listed company’s board of directors within one year of listing. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act of 1934, as amended, or the Exchange Act. Under NASDAQ Listing Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. Beginning in 2014, in addition to satisfying general independence requirements under the NASDAQ Listing Rules, members of a compensation committee of a listed company must also satisfy additional independence requirements set forth in NASDAQ Listing Rule 5605(d)(2). In order to be considered independent for purposes of NASDAQ Listing Rule 5605(d)(2), a member of a compensation committee of a listed company may not, other than in his or her capacity as a member of the compensation committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries. Additionally, the board of directors of the listed company must consider whether the compensation committee member is an affiliated person of the listed company or any of its subsidiaries and, if so, must determine whether such affiliation would impair the director’s judgment as a member of the compensation committee.

Item 14.          Principal Accountant Fees and Services

Principal Accountant Fees

Audit Fees

Fees for audit services billed or to be billed for fiscal 2014 was $392,000 and consisted of the annual audit of the Company's consolidated financial statements, review of registration statements, the interim reviews of the quarterly consolidated financial statements, and normal, recurring accounting consultations.

Audit-Related Fees

Fees for audit related services billed or to be billed for the year ended December 31, 2014, was $115,000 and consisted of audits of acquired company financial statements for S-X 3-05 purposes.

Tax Fees

Fees for tax services billed of to be billed for the year ended December 31, 2014 was $267,000 and consisted of financial tax planning and consultations and tax compliance.

All Other Fees

There were no other fees for professional services rendered by the Company's independent registered accountants for the year ended December 31, 2014 that are not reported under the caption “Audit Fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Our audit committee has established policies and procedures regarding pre-approval of all services provided by the independent registered public accounting firm.  Our audit committee preapproves all audit and non-audit services provided by the independent registered public accounting firm, other than de minimis non-audit services, and shall not engage the independent registered public accounting firm to perform the specific non-audit services proscribed by law or regulation.

PART IV

Item 15.           Exhibits and Financial Statement Schedules

(a)	(1)	The financial statements at page F-1 are incorporated by reference to a part of this Annual Report on Form 10-K.

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits: The exhibits to this report are listed in the exhibit index below.

(b)	Description of Exhibits

Exhibit No.	Description

2.1	Membership Interest Purchase Agreement, dated as of March 26, 2014, by and among Retrophin, Inc., on the one hand, and Loring Creek Holdings LLC, Lloyd Glenn and Matthias Kurth, on the other hand (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G, filed with the SEC on October 28, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014).
3.3	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
4.1	Form of Warrant Certificate, dated June 30, 2014, issued to the Lenders under the Credit Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2014).
4.2	Form of Warrant issued to the purchasers in the private placement of 3,045,929 shares of common stock, dated February 14, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2013).
4.3	Form of Common Stock Purchase Warrant, dated August 15, 2013, issued to the purchasers of securities in the private placement of the Company closed on August 15, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).
4.4	Form of Note Purchase Agreement for principal senior convertible notes with an interest rate of 4.50% due 2019 (“2019 Notes”), dated May 29, 2014, by and among the Company and the investors identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
4.5	Form of Indenture for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
4.6	Form of Note for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2014).
4.7	Registration Rights Agreement, dated February 12, 2013, by and among the Company and the February 2013 Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2013).
4.8	Registration Rights Agreement, dated August 15, 2013, by and among the Company and the August 2013 Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).
4.9	First Amendment to Registration Rights Agreement, dated August 14, 2013, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).
4.10	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
4.11	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
10.1	Separation Agreement and Release, dated September 15, 2014, by and between Retrophin, Inc. and Marc Panoff (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 16, 2014).
10.2	Form of Credit Agreement, dated as of June 30, 2014, among Retrophin, Inc., the lenders from time to time party thereto and

U.S. Bank National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2014).
10.3	Form of Guarantee and Collateral Agreement, dated as of June 30, 2014, among Retrophin, Inc., the Guarantors from time to time party thereto and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2014).
10.4	First Amendment to Thiola® Trademark License and Supply Agreement, dated July 28, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2014).
10.5	Amendment No. 1 to Credit Agreement, dated July 16, 2014, among Retrophin, Inc., the lenders from time to time party thereto and U.S. Bank National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2014).
10.6	Amendment No. 2 to Credit Agreement, dated November 13, 2014, among Retrophin, Inc., the lenders from time to time party thereto and U.S. Bank National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2014).
10.7	License Agreement, dated May 29, 2014, by and among Retrophin, Inc. and Mission Pharmacal Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
10.8	Employment Agreement, dated May 29, 2014, by and between Retrophin, Inc. and Alvin Shih (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
10.9	First Amendment to Trademark License and Supply Agreement, effective as of July 28, 2014, by and between Mission Pharmacal Company and Retrophin, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2014).
10.10	International Rights Purchase Agreement, dated as of March 26, 2014, by and between Manchester Pharmaceuticals LLC and Retrophin Therapeutics International, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2014).
10.10	Secured Promissory Note, dated March 26, 2014, made by Retrophin, Inc. in favor of Loring Creek Holdings LLC, Lloyd Glenn and Matthias Kurth (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2014).
10.12	Membership Interest Pledge Agreement, dated as of March 26, 2014, by and between Retrophin, Inc., on the one hand, and Loring Creek Holdings LLC, Lloyd Glenn and Matthias Kurth, on the other hand (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2014).
10.13	Security Agreement, dated as of March 26, 2014, by and between Manchester Pharmaceuticals LLC, on the one hand, and Loring Creek Holdings LLC, Lloyd Glenn and Matthias Kurth, on the other hand. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2014).
10.14	Securities Purchase Agreement, dated February 12, 2013, by and among the Company and the February 2013 Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2013).
10.15	First Amendment to Securities Purchase Agreement, dated August 14, 2013, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).
10.16	Second Amendment to Securities Purchase Agreement, dated January 6, 2014, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014).
10.17	Securities Purchase Agreement, dated August 14, 2013, by and among the Company and the August 2013 Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).
10.18	First Amendment to Securities Purchase Agreement, dated January 6, 2014, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014).
10.19	Sublicense Agreement, dated February 16, 2012, by and among Ligand Pharmaceuticals Incorporated, a Delaware corporation, Pharmacopeia, Inc., a Delaware limited liability company, and Retrophin, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2012).
10.20	Employment Agreement, dated April 24, 2013, by and between Retrophin, Inc. and Horacio Plotkin, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2013).
10.21	Employment Agreement, dated May 7, 2013, by and between Retrophin, Inc. and Marc Panoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2013).
10.22	Amendment to Employment Agreement, dated June 30, 2013, by and between Retrophin, Inc. and Marc Panoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 30, 2013).
10.23	Employment Agreement, dated December 16, 2013, by and between Retrophin, Inc. and Martin Shkreli (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2013).
10.24	Stock Purchase Agreement, dated December 23, 2013, by and among Retrophin, Inc., Kyalin Biosciences, Inc. and the Sellers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on January 7, 2014).

10.25	Employment Agreement, dated March 2, 2015, by and between Retrophin, Inc. and Laura M. Clague.

10.26	Employment Agreement, dated March 2, 2015, by and between Retrophin, Inc. and Margaret Valeur-Jensen.

10.27	Employment Agreement, dated March 2, 2015, by and between Retrophin, Inc. and Stephen Aselage.

10.28	Summary Separation Proposal, dated October 13, 2014, by and between Retrophin, Inc. and Martin Shkreli.
10.29	Retrophin, Inc. 2014 Incentive Compensation Plan as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
16.1	Letter from Marcum LLP to the United States Securities and Exchange Commission, dated April 4, 2014 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2014).
21.1	List of subsidiaries of the Company.
23.1	Consent of Marcum LLP.
23.2	Consent of BDO USA, LLP.
24.1	Power of Attorney (see signature page hereto).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Taxonomy Extension Presentation Linkbase Document.

+

We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2015	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
Name: Stephen Aselage
Title: Chief Executive Officer

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Stephen Aselage and Laura Clague, and each of them, as his attorneys-in-fact and agents, each with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Aselage	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2015
Stephen Aselage

/s/ Laura Clague	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2015
Laura Clague

/s/ Steven Richardson	Director
Steven Richardson		March 11, 2015

/s/ Cornelius Golding	Director
Cornelius Golding		March 11, 2015

/s/ Jeffrey A. Meckler	Director
Jeffrey A. Meckler		March 11, 2015

/s/ Gary Lyons	Director
Gary Lyons		March 11, 2015

RETROPHIN, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Retrophin Inc.

New York, NY

We have audited the accompanying consolidated balance sheet of Retrophin Inc. and its subsidiaries as of December 31, 2014 and the related consolidated statements of operation and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retrophin Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, used significant amounts of cash in its operations, and expects continuing future losses. In addition, at December 31, 2014 the Company had deficiencies in working capital and net assets of $70,204,889 and $37,250,719, respectively. Finally, while the Company was in compliance with its debt covenants at December 31, 2014, it expects to not be in compliance with these covenants in 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, NY

March 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Retrophin, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Retrophin, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retrophin, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is a development stage enterprise with no revenues, historical losses and limited capital resources. The Company, as a development stage enterprise, is subject to risks and uncertainties as to whether it will be able to raise capital and commence its planned operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 3. The consolidated financial statements do not include any adjustments relating to the recovery of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As discussed in Note 2 to the accompanying consolidated financial statements, the company has restated its consolidated financial statements for the year ended December 31, 2013.

/s/ Marcum LLP

New York, NY

March 28, 2014, except for the first bullet point appearing in the third paragraph of Note 2 and the December 31, 2013 amounts appearing in the tables in Note 2, as to which the date is March 11, 2015.

RETROPHIN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
		(As Restated)
Assets

Current assets:
Cash and cash equivalents	$18,204,282	$5,997,307
Marketable securities	9,556,098	132,994
Accounts receivable, net	7,959,411	-
Inventory, net	800,507	-
Prepaid expenses and other current assets	813,364	1,370,943
Total current assets	37,333,662	7,501,244

Property and equipment, net	670,796	127,427
Security deposits	337,014	244,058
Restricted cash	40,000	40,000
Other asset	1,888,035	-
Intangible assets, net	94,265,530	12,586,150
Goodwill	935,935	-
Total assets	$135,470,972	$20,498,879

Liabilities and Stockholders' Deficit

Current liabilities:
Deferred technology purchase liability	$1,000,000	$1,634,630
Accounts payable	7,124,330	3,553,567
Accrued expenses	27,882,995	4,881,434
Securities sold, not yet purchased	-	1,457,901
Other liability	938,209	-
Acquisition-related contingent consideration	2,117,565	-
Derivative financial instruments, warrants	27,990,000	25,037,346
Note payable	40,485,452	-
Total current liabilities	107,538,551	36,564,878

Convertible debt	43,287,814	-
Other liability	12,234,513	-
Acquisition-related contingent consideration, less current portion	9,519,662	-
Deferred technology purchase liability, less current portion	-	1,000,000
Deferred income tax liability, net	141,151	2,600,899
Total liabilities	172,721,691	40,165,777

Commitments and contingencies

Stockholders' Deficit:
Preferred stock Series A $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2014 and 2013, respectively	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 26,428,071 and 18,546,363 issued and 26,048,480 and 18,415,573 outstanding as of December 31, 2014 and 2013, respectively	2,643	1,855
Additional paid-in capital	140,850,551	49,635,502
Treasury stock, at cost, 379,591 and 130,790, respectively	(3,214,608)	(957,272)
Accumulated deficit	(179,174,858)	(68,236,996)
Accumulated other comprehensive income (loss)	4,285,553	(109,987)
Total stockholders' deficit	(37,250,719)	(19,666,898)
Total liabilities and stockholders' deficit	$135,470,972	$20,498,879

The accompanying notes are an integral part of these consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013	2012
		(As Restated)
Net product sales	$28,203,205	$-	$-

Operating expenses:
Cost of goods sold	570,979	-	-
Research and development	47,795,223	7,084,009	662,502
Selling, general and administrative	59,644,696	17,689,439	29,594,515
Total operating expenses	108,010,898	24,773,448	30,257,017

Operating loss	(79,807,693)	(24,773,448)	(30,257,017)

Other expenses, net:
Interest expense, net	(7,434,878)	(46,344)	(84,087)
Finance expense	(4,720,780)	-	-
Realized gain on sale of marketable securities, net	2,349,430	374,482	-
Change in fair value of derivative instruments - (loss)	(23,786,072)	(10,099,926)	-
Gain (loss) on transactions denominated in foreign currencies	2,383	(3,873)	(2,752)
Total other expenses, net	(33,589,917)	(9,775,661)	(86,839)

Loss before provision for income taxes	(113,397,610)	(34,549,109)	(30,343,856)

Income tax benefit (provision)	2,459,748	(75,775)	-

Net loss	$(110,937,862)	$(34,624,884)	$(30,343,856)

Net loss per common share, basic and diluted	$(4.43)	$(2.44)	$(8.29)
Weighted average common shares outstanding, basic and diluted	25,057,509	14,205,264	3,662,114

Comprehensive Loss:

Net loss	$(110,937,862)	$(34,624,884)	$(30,343,856)

Unrealized gain (loss) on sale of marketable securities	4,395,540	(109,987)	-

Comprehensive loss	$(106,542,322)	$(34,734,871)	$(30,343,856)

The accompanying notes are an integral part of these consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2014

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional paid in capital	Receivables due from Stockholder	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders' deficit
Balance – January 1, 2012	4,042,265	$404	-	$-	$2,766,567	$(35,000)	$-	$(3,268,256)	$(536,285)
Prior Issuance of Series A preferred in connection with January 2012 private place, net of fees of $61,677, exchanged to common stock	326,963	33	-	-	1,806,644	-	-	-	1,806,677
Prior Issuance of Series A preferred in connection with May 2012 private place, net of fees of $12,275, exchanged to common stock	470,764	47	-	-	1,668,979	-	-	-	1,669,026
Shares transferred to consultants by founder for services	0	0	-	-	4,400,000	-	-	-	4,400,000
Shares transferred to employees by founder for services	0	0	-	-	1,375,000	-	-	-	1,375,000
Shares issued in accordance with license agreement	620,000	62	-	-	1,549,938	-	-	-	1,550,000
Shares outstanding at time of reverse merger date December 12, 2012	2,585,583	259	-	-	1,142	-	-	-	1,401
Incentive shares granted-employees	866,180	86	-	-	(86)	-	-	-	-
Incentive shares granted-non employees	87,503	9	-	-	(9)	-	-	-	-
Incentive shares forfeited-employees	(46,353)	(5)	-	-	5	-	-	-	-
Share based compensation-employees	-	-	-	-	14,637,850	-	-	-	14,637,850
Share based compensation-non employees	-	-	-	-	1,997,372	-	-	-	1,997,372
Loan made to stockholder	-	-	-	-	-	(372,900.00)	-	-	(372,900)
Receivable due from stockholder charged to compensation	-	-	-	-	-	407,900.00	-	-	407,900
Net loss	-	-	-	-	-	-	-	(30,343,856)	(30,343,856)
Balance - December 31, 2012	8,952,905	895	-	-	30,203,402	-	-	(33,612,112)	(3,407,815)

Incentive shares granted-employees	135,000	14	-	-	(14)	-	-	-	-
Share based compensation-employees	-	-	-	-	1,424,528	-	-	-	1,424,528
Share based compensation-non employees	177,500	18	-	-	1,485,357	-	-	-	1,485,375
Consultants settlement	181,500	18	-	-	1,179,750	-	-	-	1,179,768
Incentive shares forfeited-employees	(20,833)	(2)	-	-	2	-	-	-	-
Incentive shares forfeited- non employees	(37,500)	(4)	-	-	4	-	-	-	-
Issuance of common stock in connection with January 2013 private placement at $3.00 per share, net of fees of $0	272,221	27	-	-	816,637	-	-	-	816,664
Issuance of common stock in connection with February 2013 private placement at $3.00 per share, net of fees of $928,986 and registration payment obligation of $360,000	3,045,929	305	-	-	2,441,124	-	-	-	2,441,429
Issuance of common stock in connection with August 2013 private placement at $4.50 per share, net of fees of $2,780,563 and payment made to February investors for inducement to participate in August financing of $2,238,681	5,531,401	553	-	-	10,670,020	-	-	-	10,670,573
Issuance of common stock in connection with payment made to February investors for inducement to participate in August financing, 271,222 shares at $4.50 per share and 20,685 shares at $5.00 per share	291,907	29	-	-	1,323,894	-	-	-	1,323,923
Treasury stock	-	-	(130,790)	(957,272)	-	-	-	-	(957,272)
Shares issued on behalf of related party	11,000	1	-	-	80,799	-	-	-	80,800
Adjustment to existing shareholders	5,333	1	-	-	9,999	-	-	-	10,000
Unrealized loss on marketable securities	-	-	-	-	-	-	(109,987)	-	(109,987)
Net loss	-	-	-	-	-	-	-	(34,624,884)	(34,624,884)
Balance - December 31, 2013 (as restated)	18,546,363	1,855	(130,790)	(957,272)	49,635,502	-	(109,987)	(68,236,996)	(19,666,898)

Share based payments	730,774	73	-	-	16,638,693	-	-	-	16,638,766
Kyalin payments	96,628	10	-	-	999,990	-	-	-	1,000,000
Issuance of common stock in connection with January 2014 public offering at $8.50 per share, net of fees of $3,164,990	4,705,882	471	-	-	36,834,536	-	-	-	36,835,007
Exercise of warrants and reclassification of derivative liability	1,947,377	194	-	-	31,761,851	-	-	-	31,762,045
August 2013 private placement settlement	-	-	-	-	271,739	-	-	-	271,739
Treasury stock	-	-	(248,801)	(2,257,336)	-	-	-	-	(2,257,336)
Issuance of common stock to convertible debt holders	401,047	40	-	-	4,708,240	-	-	-	4,708,280
Unrealized gain/(loss) on marketable securities	-	-	-	-	-	-	4,395,540	-	4,395,540
Net loss	-	-	-	-	-	-	-	(110,937,862)	(110,937,862)
Balance – December 31, 2014	26,428,071	$2,643	(379,591)	$(3,214,608)	$140,850,551	$-	$4,285,553	$(179,174,858)	$(37,250,719)

The accompanying notes are an integral part of these consolidated financial statements

RETROPHIN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013	2012
		(As Restated)
Cash Flows From Operating Activities:

Net loss	$(110,937,862)	$(34,624,884)	$(30,343,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,401,038	215,993	124,885
Realized gain on marketable securities	(2,349,430)	(374,482)	-
Income tax provision (benefit)	(2,459,748)	75,775	-
Settlement expense	5,745,860	2,534,750	-
Compensation in lieu of stockholder receivable	-	-	407,900
Amortization of deferred financing costs	69,963	-	-
Amortization of debt discount	1,014,137	-	-
2013 private placement settlement	271,739	-	-
Lease liability	301,244	-	-
Non-cash financing cost	4,708,280	-	-
Loss on impairment of cost method purchase	400,000	-	-
Share based compensation	15,900,456	2,909,921	22,410,222
Shares issued on behalf of related party	-	80,800	-
Registration payment obligation expense	-	360,000	-
Reversal of registration payment obligation liability	-	(360,000)	-
Share based payment - Technology license contingent fee	-	-	1,550,000
Change in estimated fair value of liability classified warrants	23,786,072	10,099,926	-
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(7,959,411)	-	-
Inventory	(282,502)	-	-
Prepaid expenses and other current assets	237,126	(1,349,113)	(14,830)
Technology license fees	-	-	150,000
Accounts payable and accrued expenses	20,303,288	2,842,146	2,978,940
Net cash used in operating activities	(45,849,750)	(17,589,168)	(2,736,739)

Cash Flows From Investing Activities:
Purchase of fixed assets	(662,597)	(117,033)	(24,774)
Purchase of intangible assets	(3,301,534)	(5,400,601)	-
Purchase of amortizable intangible asset	-	(31,682)	(1,168,093)
Security deposits	(92,956)	(106,511)	-
Repayment of technology license liability	-	(1,300,000)	-
Proceeds from the sale of marketable securities	6,493,001	4,385,425	-
Purchase of marketable securities	(10,148,642)	(4,124,482)	-
Proceeds from securities sold, not yet purchased	7,499,946	4,193,719	-
Cover securities sold, not yet purchased	(7,499,946)	(2,865,260)	-
Increase in restricted cash	-	(40,000)	-
Cash received in merger transaction	-	-	3,721
Payments made on behalf of affiliate	-	-	(137,547)
Loans made to stockholder	-	-	(372,900)
Cash paid for investment	(400,000)	-	-
Cash paid upon acquisition, net of cash acquired	(29,150,000)	-	-
Net cash used in investing activities	(37,262,728)	(5,406,425)	(1,699,593)

Cash Flows From Financing Activities:
Proceeds from related parties	-	-	10,500
Repayment of net amounts due to related parties	-	(13,200)	(33,300)
Payment of acquisition-related contingent consideration	(1,162,773)	-	-
Repayment of other liability	(500,232)	-	-
Proceeds from note payable - related party	-	-	930,000
Repayment of note payable - related party	-	(884,764)	(45,236)
Investors' deposits	-	(100,000)	100,000
Proceeds from credit agreement	42,366,210	-	-
Proceeds from convertible notes payable	42,924,169	-	-
Proceeds from exercise of warrant	8,397,380	-	-
Repayment of Manchester note payable	(31,282,972)	-	-
Proceeds received from issuance of common stock	40,000,000	30,936,748	3,475,703
Financing costs from issuance of common stock	(3,164,993)	-	-
Purchase of treasury stock, at cost	(2,257,336)	(957,272)	-
Net cash provided by financing activities	95,319,453	28,981,512	4,437,667
Net increase in cash and cash equivalents	12,206,975	5,985,919	1,335
Cash and cash equivalents, beginning of year	5,997,307	11,388	10,053
Cash and cash equivalents, end of year	$18,204,282	$5,997,307	$11,388

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,080,185	$28,263	$14,764
Non-cash Investing and financing activities:
Reclassification of derivative liability to equity due to exercise of warrants	$23,364,668	$-	$-
Present value of contingent consideration payable to sellers of Manchester Pharmaceuticals, LLC.	$12,800,000	$-	$-
Present value of guaranteed minimum royalty payable to sellers of Thiola®	$11,849,647	$-	$-
Note payable entered into upon consummation of Manchester Pharmaceuticals, LLC.	$31,282,972	$-	$-
Unrealized gain on marketable securities	$4,395,540	$3,292	$-
Issuance of shares to Noteholders	$4,720,780
Unrealized loss on securities sold, not yet purchased	$-	$(113,279)	$-
Reclassification of due from related parties	$-	$-	$500
Technology license liability	$-	$-	$1,300,000
Adjustment to existing shareholders	$-	$10,000	$-
Purchase of Kyalin in exchange for future consideration	$1,000,000	$2,634,630	$-
Affiliate receivable applied to security deposit	$-	$137,547	$-
Share based payment made to February investors for inducement to participate in August financing	$-	$1,323,923	$-
Offering expense liability	$-	$746,739	$-
Increase in basis of indefinite lived intangible assets acquired from Kyalin due to accrual of deferred tax liability	$-	$2,525,124	$-

The accompanying notes are an integral part of these consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

Organization and Description of Business

Retrophin, Inc. (“we”, “our”, “us”, “Retrophin” and the “Company”) refer to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries is a fully integrated biopharmaceutical company headquartered in San Diego, California focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics. During the first quarter of 2014, we completed the acquisition of all of the membership interests of Manchester Pharmaceuticals LLC (“Manchester”), a privately-held specialty pharmaceutical company that focuses on treatments for rare diseases. This acquisition expanded our ability to address the special needs of patients with rare diseases. As a result of the purchase of Manchester, we generated our first sales in March 2014 and our planned principal operations commenced. On May 29, 2014, we entered into a license agreement with Mission Pharmacal Company (“Mission”), a privately-held healthcare medications and treatments provider, for the U.S. marketing rights to Thiola® (tiopronin), the license added Thiola® to our product line. In July 2014, we amended the license agreement to secure the Canadian marketing rights to Thiola®. During 2014, the Company built a specialty commercial team to launch and commercialize these products.

We currently sell the following two products:

•	Chenodal® is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal® has been the standard of care for CTX patients for more than three decades and the Company is currently pursuing adding this indication the label.

•	Thiola® is approved in the United States for the prevention of cysteine (kidney) stone formation in patients with severe homozygous cystinuria.

The Company is developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. There are currently no viable treatment options for patients with PKAN.  RE-024 is a phosphopantothenate prodrug therapy that aims to restore levels of this key substrate in PKAN patients.  Certain ex-US health regulators have approved the initiation of dosing RE-024 in PKAN under physician-initiated studies in accordance with local regulations in their respective countries.   The Company intends to file a U.S. IND for RE-024 in 2015 to support the initiation of Company-sponsored studies. We are currently exploring options relating to the future development of RE-034, which is currently in preclinical development.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In September 2014, the Company’s board of directors requested that the Company’s outside legal counsel conduct an investigation (the “Investigation”) into the circumstances surrounding the negotiation and execution by the former Chief Executive Officer of the Company, Martin Shkreli, of certain consulting and settlement agreements entered into by the Company. The Investigation also covered additional agreements and other matters involving Mr. Shkreli during his tenure as the Chief Executive Officer of the Company.

In January 2015, the Company’s board of directors appointed an Oversight Committee of the board of directors (the “Oversight Committee”), consisting of Gary Lyons and Jeffrey Meckler, each of whom was not a member of the Company’s board of directors during the period of time covered by the Investigation. The Company’s board of directors delegated to the Oversight Committee the independent and plenary authority to oversee and direct the Investigation and make findings and decisions related to the Investigation.

The following information is the Oversight Committee’s conclusions to date:

•	In September 2013 and December 2013, the Company entered into two consulting agreements and releases with individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli (the “MSMB Entities”), or that otherwise had financial dealings with Mr. Shkreli. The agreements provided for the issuance of a total of 346,500 shares of common stock of the Company, and a total of $200,000 in cash payments by the Company. The Oversight Committee concluded that the Company should not continue to treat these agreements as consulting agreements because their predominant purpose appears to have been to settle and release claims against the MSMB Entities or Mr. Shkreli personally, and not to provide meaningful and sustained consulting services to the Company.

•	In February 2014 and March 2014, the Company entered into two consulting agreements and releases with individuals or entities that had been investors in the MSMB Entities. The agreements provided for the issuance of a total of 266,000 shares of common stock of the Company, and a total of $200,000 in cash payments by the Company. The Oversight Committee concluded that the Company should not continue to treat these agreements as consulting agreements because their predominant purpose appears to have been to settle and release claims against the MSMB Entities or Mr. Shkreli personally, and not to provide meaningful and sustained consulting services to the Company.

•	In the second quarter of 2013 the Company entered into a series of settlement agreements with individuals or entities that had been investors in the MSMB Entities, pursuant to which the Company paid approximately $2.2 million in cash and issued 11,000 shares of common stock of the Company to such investors, and Mr. Shkreli delivered or caused to be delivered a total of 47,128 shares of common stock of the Company to one such investor. The Oversight Committee concluded that an additional previously disclosed settlement agreement entered into by the Company (and under which the Company paid $300,000 in cash) was also with a former investor in the MSMB Entities, and that the predominant purpose of this payment was to settle and release the investor’s claims against the MSMB Entities and Mr. Shkreli personally. The Oversight Committee also concluded that Mr. Shkreli caused to be delivered an additional 80,000 shares of common stock of the Company to another former investor in the MSMB Entities pursuant to a previously undisclosed settlement agreement to which the Company was a party.

•	In the second quarter of 2014, the Company settled two lawsuits involving individuals who had formerly performed services for both the Company and the MSMB Entities. The Oversight Committee concluded that approximately $200,000 in cash payments made by the Company as part of these settlements appear to have been made to cause these individuals to transfer 176,388 shares of the Company’s common stock directly to Mr. Shkreli.

•	During the quarter ended March 31, 2013, the Company repaid a $900,000 secured promissory note dated February 1, 2012, together with interest thereon, in favor of one of the MSMB Entities. The Oversight Committee concluded that the MSMB Entity originally transferred the $900,000 to the Company as an equity investment, which was subsequently reclassified as a loan. It appears that $900,000 of the Company’s payment against the note, together with a $575,000 payment made by the Company to Mr. Shkreli (which appears to have been a discretionary bonus), was transferred to a third party in connection with the settlement of an arbitration proceeding brought against one of the MSMB Entities and Mr. Shkreli personally. The Oversight Committee also identified other instances in which the Company paid or forgave monetary obligations of approximately $1.2 million in the aggregate for the primary benefit of the MSMB Entities.

The Oversight Committee concluded that certain of the transactions described above were consummated without specific approval of the Company’s board of directors or without the Company’s board of directors knowing all of the relevant facts.

Impact on Financial Statements

The financial statements contained in the Company’s Form 10-Q for the three months ended September 30, 2013 (the “2013 Q3 Form 10-Q”), the Company’s Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) and the Company’s Forms 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 (the “2014 Forms 10-Q”) contained errors related to certain of the consulting agreements described above, the predominant purpose of which appears to have been to settle and release claims against the MSMB Entities or Mr. Shkreli personally.

Specifically, the Company previously recognized expense related to the stock issued pursuant to such consulting agreements over the term of each such agreement. Had the Company accounted for these arrangements as settlements, the Company would have recorded, as of the date of each such agreement, an expense and a settlement liability related to the entire amount of the stock to be issued under such agreement. The settlement liability would have been revalued at each reporting period based on changes in the Company’s stock price until the stock had been entirely issued.

On February 19, 2015, the Company’s board of directors concluded that as a result of the errors related to such consulting agreements, the financial statements contained in the September 30, 2013 third quarter Form 10-Q and the 2013 Form 10-K should no longer be relied upon. The Company has corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and we will restate these periods in amendments to the September 30, 2013 third quarter Form 10-Q and 2013 Form 10-K.

The Company believes that the errors related to such consulting agreements in the 2014 Forms 10-Q do not cause the financial statements contained therein to be misleading, and therefore such financial statements can still be relied upon. The Company has corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and will restate those quarters in future Form 10-Q filings.

Next Steps

The Oversight Committee is evaluating the Company’s alternatives with respect to the matters identified by the Oversight Committee, which may include asserting claims for damages against one or more parties who engaged in the conduct covered by the Investigation.

Stock Option Accounting

The Company held a Special Meeting of Stockholders on February 3, 2015, at which its stockholders voted to approve a proposal ratifying the prior issuance of stock options to purchase 1,928,000 shares of common stock and 230,000 restricted shares of common stock granted to employees between February 24, 2014 and August 18, 2014 (the “Ratified Equity Grants”). The 2014 Forms 10-Q contained errors related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants, because the grant/measurement date of the Ratified Equity Grants for financial accounting purposes did not occur until their ratification in 2015.

The Company previously accounted for the Ratified Equity Awards as if a grant/measurement date for financial accounting purposes had occurred upon their issuance date, and recognized compensation expense for such Ratified Equity Awards based on the grant/measurement date value, which is amortized ratably to compensation expense and additional paid-in capital over the applicable service periods. The Company should have accounted for the Ratified Equity Awards as equity grants without a grant/measurement date, which are accounted for as “liability awards”, with compensation expense and an offsetting compensation liability recorded over the term of the award, and the liability award revalued at each reporting period based on changes in the Company’s stock price until it is ratified.

The Company believes that the errors in the 2014 Forms 10-Q related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants do not cause the financial statements included within the 2014 Forms 10-Q to be misleading, and therefore such financial statements can still be relied upon. The Company has corrected such errors, including any related disclosures, in this Annual Report on Form 10-K, and will restate those quarters in future Form 10-Q filings.

On February 27, 2015, the Company received a Public Letter of Reprimand from NASDAQ (the “Letter of Reprimand”), in accordance with Nasdaq Listing Rule 5810(c)(4). The Letter of Reprimand communicates NASDAQ’s belief that the interests of the Company’s shareholders were not materially adversely affected by the matters described above, and while not having been cured, the violation described above was remediated to the extent possible. Accordingly, NASDAQ does not believe that the delisting of the Company’s securities is an appropriate sanction, but rather, the circumstances warranted the issuance of the Letter of Reprimand. The issuance of the Letter of Reprimand completes NASDAQ’s review of the matters described above.

Quantitative Impact on Previously Issued Financial Statements

The following table sets forth the effects (in thousands) of the matters identified by the Oversight Committee and the Ratified Equity Grants on affected items within the Company’s previously reported Consolidated Balance Sheets for the periods ended September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014, had the adjustments been made in the corresponding quarters:

	September 30, 2013		December 31, 2013
	As Reported	As Restated	As Reported	As Restated
Additional paid in Capital	$47,500	$46,222	$50,191	$49,636
Current liabilities	$28,788	$30,943	$35,210	$36,565

	March 31, 2014		June 30, 2014		September 30, 2014
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Additional paid in Capital	$105,372	$108,317	$133,451	$132,480	$138,417	$137,711
Current liabilities	$113,447	$116,966	$47,985	$49,153	$49,135	$49,433

The following table sets forth the effects (in thousands) of the matters identified by the Oversight Committee and the Ratified Equity Grants on affected items within the Company’s previously reported Consolidated Statement of Operations for the three months ended September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014, had the adjustments been made in the corresponding quarters:

	September 30, 2013		December 31, 2013
	As Reported	As Restated	As Reported	As Restated
Selling, general and administrative	$3,755	$4,631	$6,747	$6,672
Research and development	$1,400	$1,400	$4,970	$4,970
Operating loss	$(5,155)	$(6,031)	$(11,717)	$(11,642)
Net loss	$(11,135)	$(12,011)	$(12,668)	$(12,593)
Net loss per share, basic and diluted	$(0.72)	$(0.78)	$(0.73)	$(0.74)

	March 31, 2014		June 30, 2014		September 30, 2014
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Selling, general and administrative	$10,092	$15,146	$11,340	$8,406	$18,576	$17,372
Research and development	$6,887	$6,942	$13,698	$13,310	$13,019	$12,646
Operating loss	$(16,952)	$(22,062)	$(20,504)	$(17,182)	$(23,444)	$(21,867)
Net income (loss)	$(70,626)	$(75,736)	$8,483	$11,805	$(19,556)	$(17,980)
Net income (loss) per share, basic	$(3.03)	$(3.25)	$0.33	$0.46	$(0.73)	$(0.67)
Net loss per share, diluted	$(3.03)	$(3.25)	$(0.90)	$(0.77)	$(0.89)	$(0.83)

The following table sets forth the effects (in thousands) of the matters identified by the Oversight Committee and the Ratified Equity Grants on affected items within our previously reported Consolidated Statement of Operations for the nine and twelve months ended September 30, 2013, and December 31, 2013, and the six and nine months ended June 30, 2014 and September 30, 2014, respectively, had the adjustments been made in the corresponding quarters. The impact of these adjustments was an increase to operating expense of $0.8 million, and $0.2 million, for the year ended December 31, 2013, and for the nine months ended September 30, 2014, respectively.

	September 30, 2013		December 31, 2013
	As Reported	As Restated	As Reported	As Restated
Selling, general and administrative	$10,141	$11,017	$16,888	$17,690
Research and development	$2,114	$2,114	$7,084	$7,084
Operating loss	$(12,255)	$(13,131)	$(23,972)	$(24,773)
Net loss	$(21,156)	$(22,032)	$(33,824)	$(34,625)
Net loss per share, basic and diluted	$(1.65)	$(1.72)	$(2.38)	$(2.44)

	June 30, 2014		September 30, 2014
	As Reported	As Restated	As Reported	As Restated
Selling, general and administrative	$21,432	$23,552	$41,181	$42,097
Research and development	$20,585	$20,253	$33,603	$32,899
Operating loss	$(37,456)	$(39,244)	$(60,899)	$(61,111)
Net loss	$(62,143)	$(63,931)	$(81,699)	$(81,911)
Net loss per share, basic and diluted	$(2.54)	$(2.61)	$(3.24)	$(3.25)

NOTE 3.   GOING CONCERN UNCERTAINTY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

We believe that our available cash and short-term investments as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. Management believes the Company’s ability to continue its operations depends on its ability to sustain and grow revenue, results of operations and its ability to access capital markets when necessary to accomplish its strategic objectives. Management believes that the Company will continue to incur losses for the immediate future. For the year ended December 31, 2014, the Company has generated revenue and is trying to achieve positive cash flow from operations. The Company’s future depends on the costs, timing, and outcome of regulatory reviews of its product candidates, ongoing research and development, the funding of planned or potential acquisitions, other planned operating activities, and the costs of commercialization activities, including ongoing, product marketing, sales and distribution. The Company expects to finance its cash needs from results of operations and depending on the results of operations, the Company may need additional private and public equity offerings and debt financings, corporate collaboration and licensing arrangements and grants from patient advocacy groups, foundations and government agencies. Although management believes that the Company has access to capital resources, there are no commitments for financing in place at this time, nor can management provide any assurance that such financing will be available on commercially acceptable terms, if at all.

At December 31, 2014, we had working capital deficit of approximately $70.2 million. Our accumulated deficit amounted to $179.2 million at December 31, 2014. As of December 31, 2014 and December 31, 2013, our stockholders’ deficit was $37.3 million and $19.7 million, respectively. Our net loss for the year ended December 31, 2014 was $110.9 million compared to $34.6 million for the year ended December 31, 2013. Net cash used in operating activities was $45.8 million for the year ended December 31, 2014 compared to $17.6 million for the year ended December 31, 2013. Operations since inception have been funded primarily with the proceeds from equity and debt financings. As of December 31, 2014, we had cash, cash equivalents and marketable securities of $27.8 million. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders. Finally, while we are in compliance with covenants of our debt agreement at December 31, 2014, it is probable that we will not be in compliance with those covenants when they are next measured in 2015; non-compliance with these covenants gives our creditor the right to call the note due and, should that occur, we do not have sufficient funds to repay the debt. The foregoing events and conditions described give rise to substantial doubt about our ability to continue as a going concern. The financial statements do not contain any adjustments arising from this uncertainty. In the following paragraphs, we describe both the events which gave rise to our current position, as well as plans we have either undertaken or look to initiate to address this uncertainty. No assurances can be given that we will be successful in executing our plans or that, even if we successfully execute on our plans that they will be sufficient in their scope to allow us to meet all of our obligations as they come due.

On January 9, 2014, we completed a public offering of 4,705,882 shares of common stock at a price of $8.50 per share. We received net proceeds from the offering of $36.8 million, after deducting the underwriting fees and other offering costs of $3.2 million.

Acquisition of Manchester Pharmaceuticals LLC

On March 26, 2014, the Company completed its acquisition of all of the membership interests of Manchester, a privately-held specialty pharmaceutical company that focuses on treatments for rare diseases. The acquisition expanded the Company’s ability to address the special needs of patients with rare diseases. As a result of the purchase of Manchester, we generated our first sales in March 2014 and our planned principal operations commenced. We paid aggregate consideration of $60.4 million, plus additional contingent payments based on net sales of the Chenodal® and Vecamyl products. Upon the acquisition of Manchester, the Company entered into a non- interest bearing note payable in the amount of $33 million. The note was recorded at the present value of $31.3 million using the effective interest rate of approximately 11%, which is the Company’s borrowing rate. The note was due and payable in three consecutive payments, each in the amount of $11 million payable on June 26, 2014, September 26, 2014, and December 12, 2014 (the maturity date). On June 30, 2014, the Company paid off the note in its entirety.

Thiola® License Agreement

On May 29, 2014, the Company entered into a license agreement with Mission, pursuant to which Mission agreed to grant the Company an exclusive, royalty-bearing license to market, sell and commercialize Thiola® in the United States and a non-exclusive license to use know-how relating to Thiola® to the extent necessary to market Thiola®. For GAAP purposes, the Thiola® License Agreement was accounted for as an asset acquisition as the license agreement contained inputs but no processes, as defined by ASC 805. In July 2014, the Company amended the license agreement with Mission to secure the Canadian marketing rights to the product for no additional consideration.

Upon execution of the agreement, the Company paid Mission an up-front license fee of $3 million. In addition, the Company shall pay guaranteed minimum royalties during each calendar year the greater of $2 million per year or twenty percent (20%) of the Company’s net sales of Thiola® through June 30, 2024.

Convertible Notes Payable

On May 29, 2014, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) relating to the private placement of $46 million aggregate principal senior convertible notes with an interest rate of 4.50% due 2019 (the “Notes”). The Company received net proceeds from the sale of the Notes of approximately $42.9 million.

On June 30, 2014, the Company issued 401,047 shares of Common Stock to the holders of the Note and such Noteholders granted the Company a release of certain claims they may have had in connection with the Company's sale of the Notes or certain statements made by the Company in connection with such sale due to the then CEO’s violation of his lockup agreement. The Company recorded finance expense as other expense in the amount of $4.7 million for the year ended December 31, 2014 based on the fair market value of the stock on the date of issuance in relation to the shares issued.

Note Payable with Detachable Warrants

On June 30, 2014, the Company entered into a $45 million Credit Agreement (the “Credit Facility”) which matures on June 30, 2018 and bears interest at an annual rate of (i) the Adjusted LIBOR Rate plus 10% or (ii) in certain circumstances, the Base Rate (as such term defined in the Credit Facility) plus 9%. The Company received net proceeds from the Credit Facility of approximately $42.4 million.

On July 16, 2014, the Company entered into Amendment No. 1 to the Credit Facility which permitted the Company to make an investment in Clinuvel Pharmaceuticals Limited in an aggregate amount outstanding not to exceed $10 million.

On July 17, 2014, we made a proposal to the board of directors of Clinuvel Pharmaceuticals Limited (“Clinuvel”) to acquire all of the outstanding shares of Clinuvel for either 0.175 shares of common stock of the Company or $2.03 in cash per share for an aggregate purchase price of approximately $89 million. The Company has since abandoned this strategy and plans to liquidate its positions in Clinuvel over time. As of December 31, 2014, we have invested approximately $9.6 million and acquired approximately 6.5% of the outstanding shares of Clinuvel as part of the proposal process. Our goal is ultimately to dispose of our equity interest in Clinuvel and use the cash generated from stock sales for working capital purposes. However, these shares may not appreciate in value and, in fact, may decline value. Accordingly, we may not be able to realize gains from our interest in Clinuvel, and any gains that we do realize on the disposition of any of these shares may not be sufficient to offset any other losses we experience.

On November 13, 2014, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Facility which allowed the Company to be in compliance with certain covenants as of September 30, 2014. In addition certain covenants related to fiscal 2014 and 2015 were amended. Associated with Amendment No. 2, the Company issued additional warrants to the lenders, initially exercisable to purchase an aggregate of 300,000 shares of common stock of the Company, which were valued at $2.2 million as of November 13, 2014 and is recorded in change in fair value of derivative instruments in the consolidated statements of operations.    The Company was in compliance with all of its debt covenants as of December 31, 2014. The Company has classified the balance of $40.5 million in current liabilities as of December 31, 2014 since the Company does not expect to be in compliance with certain of the debt covenants related to cash and marketable securities within the next 12 months.

Acquisition of Exclusive Right to Purchase Cholic Acid

On January 12, 2015, the Company announced the signing of a definitive agreement under which it will acquire the exclusive right to purchase from Asklepion, all worldwide rights, titles, and ownership of cholic acid for the treatment of bile acid synthesis defects, if approved by the U.S. Food and Drug Administration (“FDA”). Under the terms of the agreement, Retrophin paid Asklepion an upfront payment of $5.0 million and will pay up to $73.0 million in milestones based on FDA approval and net product sales, plus tiered royalties on future net sales of cholic acid. Retrophin has secured a line of credit from current lenders to cover necessary payments (see Note 18).

Sale of Assets

On January 9, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals, a company controlled by our former CEO, pursuant to which the Company sold Turing Pharmaceuticals its ketamine licenses and assets (the “Assets”) for a purchase price of $1.0 million. Turing Pharmaceuticals will also assume all future liabilities related to the Assets (see Notes 11 and 17).

On January 12, 2015, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Facility in which the Company obtained a commitment letter from Athyrium Capital Management, LLC and Perceptive Credit Opportunities Fund, LP (collectively, the “ Lenders ”), the Company’s existing lenders, providing a commitment for a senior secured incremental term loan under the Company’s existing term loan facility in an aggregate principal amount of $30.0 million (the “Incremental Loan”), which can be drawn down at the Company’s option to finance the acquisition of the Acquired Assets (see Note 12). The Company’s ability to draw down the Incremental Loan in the future is subject to various conditions and the negotiation and execution of a binding definitive amendment to the Company’s existing term loan agreement for the Incremental Loan, and there can be no assurances that this will happen.

On February 13, 2015, Retrophin, Inc., its wholly-owned subsidiary Manchester Pharmaceuticals LLC and its other wholly-owned subsidiary Retrophin Therapeutics International, LLC (collectively, the “Sellers”), entered into a purchase agreement with Waldun Pharmaceuticals, LLC (“Waldun”), pursuant to which the Sellers sold Waldun their product rights to mecamylamine hydrochloride (also referred to as Vecamyl) (the “Vecamyl Product Rights”) for a purchase price of $0.7 million. Waldun in turn sold the Vecamyl Product Rights to Turing Pharmaceuticals. In connection therewith, on February 13, 2015, the Company and Manchester entered into an asset purchase agreement with Turing Pharmaceuticals, pursuant to which the Company and Manchester sold Turing Pharmaceuticals their mecamylamine hydrochloride inventory (the “Inventory”) for a purchase price of $0.3 million. Turing Pharmaceuticals will also assume certain liabilities related to the Vecamyl Product Rights and the Inventory (see Notes 11 and 17).

On February 13, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals, a company controlled by our former CEO, pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon licenses and assets, including related inventory, for a purchase price of $1.1 million. Turing Pharmaceuticals will also assume certain liabilities related to the Syntocinon assets and licenses (see Notes 11 and 17).

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

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include revenue recognition, valuing equity securities in share-based payments, estimating fair value of equity instruments recorded as derivative liabilities, estimating the fair value of net assets acquired in business combinations, estimating the useful lives of depreciable and amortizable assets, goodwill impairment, and estimating the fair value of long-lived assets to assess whether impairment charges may apply.

Revenue Recognition

Product sales as of December 31, 2014 consisted of sales of Chenodal®, Vecamyl, and Thiola®. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, the Company has no further performance obligations, and returns can be reasonably estimated. The Company records revenue from product sales upon delivery to its customers. From January 1, 2014 through November 30, 2014, the Company sold Thiola®, Chenodal® and Vecamyl in the United States to a specialty pharmacy. Under this distribution model, the specialty pharmacy takes title of the inventory and sells directly to patients. As of December 1, 2014, the Company sold Thiola®, Chenodal® and Vecamyl in the United States and Canada through a specialty distributor. Under this distribution model, the Company records revenues when the distributor ships products to customers and such customers take title of the inventory.

Revenue from products sales is recorded net of applicable provisions for rebates under governmental programs (including Medicaid), distribution related fees, prompt pay discounts, product returns and other sales-related deductions. We review our estimates of rebates and other applicable provisions each period and record any necessary adjustments in the current period’s net product sales.

Deductions from Revenue

Government Rebates and Chargebacks: The Company estimates the rebates that we will be obligated to provide to government programs and deducts these estimated amounts from our gross product sales at the time the revenues are recognized. Allowances for government rebates and discounts are established based on actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs.

Distribution-Related Fees: The Company records distribution fees and other fees paid to its distributor as a reduction of revenue, unless the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the distributor as an operating expense. Prior to December 1, 2014, the Company estimated and recorded distribution and related fees due to its customer based on gross sales and deducted the fees from gross product sales. After December 1, 2014, such fees are based on a per transaction model and are no longer deducted from revenue and are recorded in selling, general and administrative expenses in the Consolidated Statement of Operations since the distributor fees are in consideration of services received, the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received, such that the Company could purchase these services from a third party.

Allowances for Patient Assistance Programs: We provide financial assistance to patients whose insurance policies require them to pay high deductibles and co-pays. The cost of this assistance is established based on actual payer information, and is deducted from gross product sales at the time revenues are recognized.

Prompt Pay Discounts: The Company offers discounts to certain customers for prompt payments. The Company estimates these discounts based on customer terms, and expect that its customers will always take advantage of this discount. Therefore, as of December 1, 2014 the Company accrues 100% of the prompt pay discount that is based on the gross amount of each invoice for those customers at the time of sale.

Product Returns: Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. The Company develops estimates for product returns based upon historical experience, shelf life of the product, and other relevant factors. If necessary, the Company’s estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors. Based on the distribution model change at December 1, 2014, with sales directly to customers, the Company anticipates minimal returns in the future.

During the year ended December 31, 2014, one customer, Dohmen Life Sciences Services (“Dohmen”), the Company’s distributor accounted for 80% of the Company’s revenues. As of December 31, 2014, this same customer accounted for 26% of the Company’s accounts receivable.

Research and Development Costs

Research and development costs are expensed as incurred and include: salaries, benefits, bonus, stock-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, clinical research organizations (“CRO’s). Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, and costs associated with monitoring site and data management.

Employee Stock-Based Compensation

The Company recognizes all employee share-based compensation as a cost in the financial statements. Equity-classified awards principally related to stock options and restricted stock units, or RSUs, are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of restricted stock awards are determined using the closing price of the Company’s common stock on the grant date. Expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. Forfeitures are estimated at the date of grant and revised when actual or expected forfeiture activity differs materially from original estimates. Refer to Note 14 for a further discussion of share-based payments.

Earnings (Loss) Per Share

We calculate our basic earnings per share by dividing net income by the weighted average number of shares outstanding during the period. The diluted earnings per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options and restricted stock units, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings per share calculation.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.

Marketable Securities

The Company accounts for marketable securities held as “available-for-sale” in accordance with ASC 320, “Investments Debt and Equity Securities” (“ASC 320”). The Company classifies these investments as current assets and carries them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Realized gains or losses on marketable security transactions are reported in earnings and computed using an average cost basis. Marketable securities are maintained at one financial institution and are governed by the Company’s investment policy as approved by our Board of Directors. Fair values of marketable securities are based on quoted market prices. Valuation of marketable securities are further described in Note 8.

Securities Sold, Not Yet Purchased

Effective November 2014, the Company no longer executes short sales for its investments as such practices are prohibited under the Company’s investment policy. As of December 31, 2013 and for first ten months of fiscal 2014, securities sold, not yet purchased consisted of marketable securities that the Company has sold short. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company was required to "cover" its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company was exposed to a loss to the extent that the security price increased during the time from when the Company borrowed the security to when the Company purchased it in the market to cover the short sale. Securities sold, not yet purchased are presented on the consolidated balance sheets with gains and losses reported in realized and unrealized gains on marketable securities on the consolidated statement of operations and comprehensive loss. The Company recognized a gain of $0.5 million on securities sold, not yet purchased for the year ended December 31, 2014.

Accounts Receivable, Net

Trade accounts receivable are recorded net of allowances for prompt payment and doubtful accounts. Allowances for rebate discounts are included in other current liabilities in the accompanying consolidated balance sheets. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was $0.1 million and $0 million at December 31, 2014 and 2013, respectively. There were no writeoffs of accounts receivable during fiscal 2014.

Inventories and Related Reserves

Inventory is stated at the lower of cost or estimated net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process. The Company has one manufacturer for Chenodal and one manufacturer for Thiola. With respect to our sources, two suppliers accounted for approximately 17% of our aggregate purchases relating to the sales of Chenodal and 83% of our aggregate purchases relating to the sales of Thiola, representing a total of 100% of our purchases. The inventory reserve was $0.1 million and $0 at December 31, 2014 and 2013, respectively. There were no writeoffs of inventory during fiscal 2014.

Inventory, net of reserve, consists of the following at December 31, 2014:

December 31, 2014
Raw material	$314,425
Finished goods	486,082
Total inventory	$800,507

Property and Equipment, net

Property, plant and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives as presented in the table below. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed as incurred.

The major classifications of property and equipment, including their respective expected useful lives, consisted of the following:

Furniture and Equipment	3 to 7 years
Leasehold improvements	Shorter of length of lease or life of the asset

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360. Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. Application of alternative assumptions, such as changes in estimate of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Intangible Assets, Net

Intangible assets with finite useful lives consist primarily of product rights, licenses and customer relationships which are amortized on a straight line basis over 10 to 20 years. Intangible assets with finite useful lives are reviewed for impairment and the useful lives are reassessed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. In 2011, the Company adopted the method of assessing goodwill for possible impairment permitted by Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, as described in the following paragraph. The Company first assesses the qualitative factors for reporting units that carry goodwill. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit. When a qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined by using various valuation techniques including income (discounted cash flow), market and/or consideration of recent and similar purchase acquisition transactions. The Company performs its annual impairment review of goodwill on the first day of the fourth quarter and when a triggering event occurs between annual impairment tests.

Income Taxes

The Company follows ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. As of December 31, 2014 and December 31, 2013, the Company had recorded an indemnification asset with a corresponding liability in the amount of $1.5 million and $0, respectively, recorded as a liability for unrecognized tax uncertainties, included in other liability-long term in the consolidated balance sheets.

Patents

The Company expenses external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent applications pending. The Company also expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred.

Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company calculates the fair value of the financial instruments using the Binomial Lattice options pricing model at inception and on each subsequent valuation date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is assessed at inception, the fair value of the warrants is evaluated at the end of each reporting period (see Note 6, Note 7 and Note 8).

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity.

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In August 2014, the FASB issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

NOTE 5.  BUSINESS COMBINATION

Manchester Pharmaceuticals LLC

On March 26, 2014 (the “Manchester Closing Date”), the Company acquired 100% of the outstanding membership interests of Manchester. Under the terms of the agreement, the Company paid $29.5 million upon consummation of the transaction, of which $3.2 million was paid by Retrophin Therapeutics International LLC, an indirect wholly owned subsidiary, for rights of product sales outside of the United States. Acquisition costs amounted to approximately $0.3 million and have been recorded as selling, general, and administrative expense in the accompanying consolidated financial statements. The Company entered into a promissory note with Manchester for $33 million which was discounted to $31.3 million to be paid in three equal installments of $11 million within three, six, and nine months after the Manchester Closing Date. On June 30, 2014, the Company paid the sellers of Manchester $33 million in full satisfaction of the outstanding amount owed.

In addition, the Company agreed to make contractual payments based on 10% of net sales of the products Chenodal® and Vecamyl to the former members of Manchester. Additional contingent payments will be made based on 5% of net sales from new products derived from Chenodal® and Vecamyl. Acquisition-related contingent consideration estimated at $12.8 million will be revalued at each reporting period and any change in valuation will be recorded in the Company’s statement of operations.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, with the excess purchase price over the fair market value of the assets acquired and liabilities assumed allocated to goodwill. Based on the purchase price allocation, the purchase price of $73.2 million has resulted in goodwill of $0.9 million and is primarily attributed to the synergies expected to arise after the acquisition. The $0.9 million of goodwill resulting from the acquisition is deductible for income tax purposes.

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

The purchase included $72 million of intangible assets with definite lives related to product rights, trade names, and customer relationships with values of $71.4 million, $0.2 million, and $0.4 million, respectively. The useful lives related to the acquired product rights, trade names, and customer relationships are expected to be approximately 16, 1 and 10 years, respectively. Under the terms of the agreement, the sellers agreed to indemnify the Company for uncertain tax liabilities, any breach of any representation or warranty the sellers made to the purchaser, failure of the sellers to perform any covenants or obligations made to the purchaser, and third party claims relating to the operation of the Company and events occurring prior to the Manchester Closing Date. As of December 31, 2014, the Company has recorded an indemnification asset with a corresponding liability in the amount of $1.5 million related to uncertain tax liabilities.

The purchase price allocation of $73.2 million as of the Manchester Closing Date was as follows:

Amount (in thousands)
Cash paid upon consummation, net	$29,150
Secured promissory note	31,283
Fair value of acquisition-related contingent consideration	12,800
Total purchase price	$73,233

Prepaid expenses	$116
Inventory	517
Product rights	71,372
Trade names	175
Customer relationship	403
Goodwill	936
Other asset	1,522
Accounts payable and accrued expenses	(286)
Other liability	(1,522)
Total allocation of purchase price consideration	$73,233

Pro Forma Operating Results

The following table provides unaudited pro forma results of operations for the twelve months ended December 31, 2014 and 2013, as if the Manchester acquisition had occurred on January 1, 2013. The pro forma results of operations were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2013 or of results that may occur in the future.

	Proforma (Unaudited)
	Twelve months ended December 31, (in thousands, except per share data)
	2014	2013
Net product sales	$29,422	$4,394
Net loss	$(110,319)	$(30,367)
Net loss per common share, basic	$(4.40)	$(2.14)

NOTE 6.   MARKETABLE SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED

Effective November 2014, the Company no longer executes short sales for its investments as such practices are prohibited under the Company’s investment policy.  The Company measures marketable securities and securities sold, not yet purchased on a recurring basis. Generally, the types of securities the Company invests in are traded on a market such as the NASDAQ Global Market, which the Company considers to be Level 1 inputs.

Marketable securities at December 31, 2014 consisted of the following:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Marketable securities available-for-sale	$5,160,558	$4,498,730	$(103,190)	$9,556,098

Marketable securities and securities sold, not yet purchased at December 31, 2013 consisted of the following:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities available-for-sale	$129,702	$3,292	$-	$132,994
Securities sold, not yet purchased	$(1,344,622)	$13,256	$(126,535)	$(1,457,901)

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

The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash valuation adjustments within other income (expenses) in the Company’s accompanying consolidated statements of operations.  The Company recorded a loss on a change in the estimated fair value of warrants of $23.8 million and $10.1 million during the year ended December 31, 2014 and 2013, respectively.

The Company calculated the fair value of the warrants using the Binomial Lattice options pricing model at inception and on each subsequent valuation date.  The assumptions used at December 31, 2014 and December 31, 2013 are as follows:

	As of
	December 31, 2014	December 31, 2013
Fair value of common stock	$12.24	$7.00
Expected life (in years), represents the weighted average period until next liquidity event	.33 years	4.12 – 4.62 years
Risk-free interest rate	1.13% – 1.69%	1.39%
Expected volatility	85%	93 – 97%
Dividend yield	0.00%	0.00%

Expected volatility is based on analysis of the Company’s volatility, as well as the volatilities of guideline companies. The risk free interest rate is based on the U.S. Treasury security rates for the remaining term of the warrants at the measurement date.

The following tables illustrates the Company’s derivative warrant issuances and balances outstanding as of, and during the years ended December 31, 2014 and 2013:

		Weighted Average
	Warrants	Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2012	-	$-	$-
Issued	4,782,249	5.04	3.13
Canceled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2013	4,782,249	$5.04	$3.13
Issued	637,500	11.44	6.49
Canceled	-	-	-
Exercised	1,998,394	4.70	3.05
Outstanding at December 31, 2014	3,421,355	$6.43	$3.79

The following information applies to derivative warrants outstanding at December 31, 2014:

Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Number Exercisable
$3.60	837,965	3.12	837,965
$6.00	1,945,890	3.62	1,945,890
$12.76	337,500	4.50	337,500
$9.96	300,000	4.87	300,000

The total intrinsic value of derivative warrants outstanding and exercisable as of December 31, 2014 is $20.1 million. The Company’s closing stock price was $12.24 on December 31, 2014.

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

In estimating the fair value of the Company’s marketable securities available-for-sale and securities sold, not yet purchased, the Company used quoted prices in active markets.

In estimating the fair value of the Company’s derivative liabilities, the Company used the Binomial Lattice options pricing model at inception and on each subsequent valuation date. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.

In estimating the fair value of the Company’s contingent consideration, the Company used the comparable uncontrolled transaction (“CUT”) method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

Financial instruments with carrying values approximating fair value include cash, accounts receivable, deposits on license agreements, and accounts payable, convertible notes payable and credit facility. Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and term of debt.

The following table presents the Company’s asset and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2014:

	As of December 31, 2014	Fair Value Hierarchy at December 31, 2014
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$9,556,098	$9,556,098	$-	$-

Liabilities:
Derivative liability related to warrants	$27,990,000	$-	$-	$27,990,000
Acquisition-related contingent consideration	$11,637,227	$-	$-	$11,637,227

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

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 liability for the period from January 1, 2013 through December 31, 2013:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2013	$-

Issuance of common stock warrants:
February 14, 2013	5,407,372
August 14, 2013	328,561
August 15, 2013	9,201,487
Total value upon issuance	14,937,420
Change in fair value of common stock warrant liability	10,099,926
Balance at December 31, 2013	$25,037,346

The following table sets forth a summary of changes in the estimated fair value of the Company’s derivative financial instruments, warrants liability for the period from January 1, 2014 through December 31, 2014:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$25,037,346
Issuance of common stock warrants	2,531,250
Reclassification of derivative liability to equity upon exercise of warrants	(23,364,668)
Change in estimated fair value of liability classified warrants	23,786,072
Balance at December 31, 2014	$27,990,000

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820.

The following table sets forth a summary of changes in the estimated acquisition-related contingent consideration for the period from January 1, 2014 through December 31, 2014:

Fair Value Measurements of Acquisition-Related Contingent Consideration
Balance at January 1, 2014	$-
Present value of contractual payments, contingent consideration upon acquisition	12,800,000
Contractual Payments	(1,162,773)
Balance at December 31, 2014	$11,637,227

NOTE 9.  INTANGIBLE ASSETS

Amortizable intangible assets

Ligand License Agreement

In fiscal 2013, the Company entered into an agreement with Ligand Pharmaceuticals Incorporated for a worldwide sublicense for $2.5 million to develop, manufacture and commercialize a drug technology compounds including RE-01 or sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying consolidated balance sheets in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, we are required to make substantial payments payable upon the achievement of certain milestones totaling up to $105.5 million. Should we commercialize sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.

Syntocinon License Agreement

On December 12, 2013, the Company entered into an agreement with Novartis Pharma AG and Novartis AG pursuant to which Novartis Pharma AG and Novartis AG agreed to grant the Company an exclusive, perpetual, and royalty-bearing license for the manufacture, development and commercialization of Syntocinon and related intranasal products in the United States (the “Syntocinon License Agreement”). Under the Syntocinon License Agreement, Novartis Pharma AG and Novartis AG are obligated to transfer to the Company certain information that is necessary for or related to the development or commercialization of Syntocinon. As consideration for the Syntocinon License Agreement, the Company paid to Novartis Pharma AG and Novartis AG and capitalized a $5.0 million upfront fee. The intellectual property underlying the Syntocinon License Agreement is held in perpetuity. The Company has examined the Syntocinon License Agreement and has capitalized the license fee in accordance with ASC 350 due to future alternative uses such as re-licensing of the technology to other third parties, the sale of the licensed technology to other life science companies, and the potential development of various ingestible drug products using the licensed technologies.

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

On February 13, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals, a company controlled by our former CEO, pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon licenses and assets including related inventory.

Turing Pharmaceuticals will also assume certain liabilities related to the Syntocinon assets, including the balance of the payments due under the Syntocinon License Agreement (see Note 16).

Kyalin - Carbetocin Technology Purchase

On December 23, 2013, the Company entered into a $3.0 million stock purchase agreement with Kyalin to acquire substantially all of Kyalin’s assets which Include patents, patent applications, contracts and data related to the intranasal formulation of the compound Carbetocin (collectively, the “Carbetocin Assets”). Carbetocin, similar to oxytocin, has potential utility for the treatment of milk let-down in post pregnant women, inducing contractions during labor, postpartum hemorrhage, as well as for schizophrenia.

During the second quarter ended June 30, 2014, certain underlying assumptions regarding the estimated useful life of the Carbetocin Assets changed resulting in the Company changing the estimated useful life from indefinite-lived to definite lived, starting in the second quarter of fiscal 2014. Such changes relate to the regulatory requirements needed to develop the Carbetocin Assets, as well as the departure of key personnel responsible for the development of the Carbetocin Assets. Management determined the development program approximates five to seven years and commercial viability will be five to seven years. Management assigned a life of ten (10) years to the assets and is being amortized to research and development on a straight-line basis through December 2023. The Company has $1.0 million in accrued expenses remaining related to the Kyalin Agreement as of December 31, 2014.

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

Thiola® License Agreement

On May 29, 2014, the Company entered into a license agreement with Mission, pursuant to which Mission agreed to grant the Company an exclusive, royalty-bearing license to market, sell and commercialize Thiola® in the United States and a non-exclusive license to use know-how relating to Thiola® to the extent necessary to market Thiola®. For GAAP purposes, the Thiola® License Agreement was accounted for as an asset acquisition as the license agreement contained inputs but no processes, as defined by ASC 805. In July 2014, the Company amended the license agreement with Mission to secure the Canadian marketing rights to the product for no additional consideration.

Upon execution of the agreement, the Company paid Mission an up-front license fee of $3.0 million. In addition, the Company shall pay guaranteed minimum royalties during each calendar year the greater of $2.0 million or twenty percent (20%) of the Company’s net sales of Thiola® through June 30, 2024. As of December 31, 2014, the present value of guaranteed minimum royalties payable is $11.6 million using a discount rate of approximately 11% based on the Company’s borrowing rate. As of December 31, 2014, the guaranteed minimum royalties’ current and long term liability is approximately $0.7 million and $10.9 million, respectively, and is recorded as other liability in the consolidated balance sheets. Since for GAAP purposes the Thiola® License Agreement was accounted for as an asset acquisition, the Company capitalized $15.0 million related to the Thiola® asset which consists of the up-front license fee, professional fees, the present value of the guaranteed minimum royalties and payments in excess of guaranteed minimum royalties.

As of December 31, 2014, the net book value of amortizable intangible assets was approximately $94.3 million. Amortization expense recorded as research and development expenses amounted to $1.1 million for the twelve months ended December 31, 2014 and $0 for the twelve months ended December 31, 2013. Amortization expense recorded as general and administrative amounted to $4.5 million for the twelve months ended December 31, 2014 and $0.3 million for the twelve months ended December 31, 2013.

Amortizable intangible assets as of December 31, 2014 and December 31, 2013 consisted of the following:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Product Rights	$71,372,000	$(3,419,603)	$67,952,397
Thiola® License	15,049,648	(870,607)	14,179,041
Syntocinon License*	5,000,000	(190,437)	4,809,563
Carbetocin Assets*	5,567,736	(429,493)	5,138,243
Ligand License	2,300,000	(526,578)	1,773,422
Customer Relationships	403,000	(30,890)	372,110
Trade Name	175,000	(134,246)	40,754
Total	$99,867,384	$(5,601,854)	$94,265,530

* The Company commenced amortization in the second quarter of fiscal 2014 due to a change in estimate.

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ligand License	$2,349,775	$(323,980)	$2,025,795
Indefinite-lived intangibles	10,560,355	-	10,560,355
Total	$12,910,130	$(323,980)	$12,586,150

As of December 31, 2014, amortization expense for the next five years is expected to be as follows:

2015	7,059,019
2016	7,037,493
2017	7,018,265
2018	7,018,265
2019	7,018,265
Total	$35,151,307

As of December 31, 2014 the remaining weighed average period of amortization is 14.01 years.

NOTE 10.  ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Compensation related costs	$8,163,076	$1,144,983
Severance related costs	5,709,602	-
Research and development	3,719,556	1,035,875
Business development	-	300,000
License fee	3,000,000	150,000
Accounting and legal fees	1,208,097	75,000
Interest	2,318,228	-
Medicaid	1,353,473	-
Selling, general and administrative	2,410,963	1,428,837
Offering costs	-	746,739
	$27,882,995	$4,881,434

NOTE 11.	RELATED PARTY TRANSACTIONS

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

On October 13, 2014, the Company entered into a binding Summary Separation Proposal with Martin Shkreli, its then-current Chief Executive

Officer.  Among other things, the Summary Separation Proposal set forth a summary of the terms for the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses and assets to Turing Pharmaceuticals, a company controlled by Shkreli.

On January 9, 2015, the Company entered into the purchase agreement with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals the Sold Assets for a purchase price of $1.0 million, and pursuant to which Turing Pharmaceuticals also assumed all future liabilities related to the Sold Assets.

On February 13, 2015, the Sellers entered into a purchase agreement with Waldun, pursuant to which the Sellers sold Waldun the Vecamyl Product Rights for a purchase price of $0.7 million.  Waldun in turn sold the Vecamyl Product Rights to Turing Pharmaceuticals. In connection therewith, on February 13, 2015, the Company, together with Manchester, entered into an asset purchase agreement with Turing Pharmaceuticals, pursuant to which the Company sold Turing Pharmaceuticals the Inventory for a purchase price of $0.3 million, and pursuant to which Turing Pharmaceuticals also assumed certain liabilities related to the Vecamyl Product Rights and the Inventory.

On February 13, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its Oxytocin Assets, including related inventory, for a purchase price of $1.1 million, and pursuant to which Turing Pharmaceuticals also assumed certain liabilities related to the Oxytocin Assets.

In September 2014, the Company’s board of directors requested that it’s outside legal counsel conduct an investigation (the “Investigation”) into matters involving Mr. Shkreli during his tenure as its Chief Executive Officer.  In January 2015, the Company’s board of directors appointed an Oversight Committee of the board of directors (the “Oversight Committee”), consisting of Gary Lyons and Jeffrey Meckler, each of whom was not a member of the Company’s board of directors during the period of time covered by the Investigation.  To date, the Oversight Committee has concluded that various transactions occurred during 2013 and 2014 involving the Company and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli, or that otherwise had financial dealings with Mr. Shkreli.  The details of the Oversight Committee’s findings and the transactions involving Mr. Shkreli are set forth more fully in Note 2 “Restatement of Previously Issued Consolidated Financial Statements”, and such disclosures are hereby incorporated by reference into this Note 11.

NOTE 12.	NOTES PAYABLE

On February 1, 2012, the Company entered into a secured promissory note with a related party in the amount of $900,000, with an interest rate of 12% per annum, compounded monthly. The note plus accrued unpaid interest was originally due i) on or prior to December 31, 2012 or ii) upon consummation of a Sale of the Company to acquire (a) a majority of the outstanding equity securities, or (b) all or substantially all of the Company's assets on a consolidated basis. On March 5, 2012, an aggregate payment of $25,000 was made by the Company, of which $9,764 was applied to accrued interest and the remaining balance of $15,236 was applied to the principal balance. The remaining principal balance of this note amounts to $884,764 as of December 31, 2012, was repaid during the quarter ended March 31, 2013 (See Note 2).

Note Payable - employee

On September 30 2012, the Company received an advance of $30,000 from a related party in the form of a promissory note, with an interest rate of 15% per annum, compounded monthly. On December 3, 2012, the Company repaid $30,000 plus any unpaid interest.

Note Payable – Manchester Pharmaceuticals, LLC

On March 26, 2014, upon the acquisition of Manchester, the Company entered into a note payable in the amount of $33 million. The note is non-interest bearing and therefore the Company recorded the loan at present value of $31.3 million using the effective interest rate of approximately 11%, which was the Company’s current borrowing rate. The note was due and payable in three consecutive payments, each in the amount of $11 million payable on June 26, 2014, September 26, 2014, and December 12, 2014 (the maturity date). On June 30, 2014, the Company paid off the note in its entirety. The Company accelerated interest expense in the amount of $1.7 million for the difference between the present value of the loan and the loan balance paid has been recorded in interest income (expense), net for the year ended December 31, 2014.

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

On June 30, 2014, the Company issued 401,047 shares of Common Stock to the holders of the Note and such Noteholders granted the Company a release of certain claims they may have had in connection with the Company's sale of the Notes or certain statements made by the Company in connection with such sale. The Company recorded finance expense as other expense in the amount of $4.7 million for the year ended

December 31, 2014 based on the fair market value of the stock on the date of issuance in relation to the shares issued.

Credit Facility

On June 30, 2014, the Company entered into the $45 million Credit Facility (“Credit Facility”) which matures on June 30, 2018 and bears interest at an annual rate of (i) the Adjusted LIBOR Rate (as such term is defined in the Credit Facility) plus 10.00% or (ii) in certain circumstances, the Base Rate (as such term is defined in the Credit Facility) plus 9.00% and is payable quarterly. For 2014, the rate was approximately 11%. The Credit Facility contains certain covenants, including those limiting the Company's and its subsidiaries' abilities to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Credit Facility requires the Company and its subsidiaries to meet certain financial quarterly requirements. Failure by the Company or its subsidiaries to comply with any of these covenants or financial tests could result in the acceleration of the loans under the Credit Facility. The Company was in compliance with all of its debt covenants as of December 31, 2014. The Company has classified the balance of $40.5 million in current liabilities as of December 31, 2014 since the Company does not expect to be in compliance with certain of the debt covenants related to cash and marketable securities within the next 12 months.

In the event of a default the Credit Facility, the holders of the indebtedness thereunder generally would be able to declare all of the indebtedness under such term loan, together with accrued interest, to be due and payable. In addition, borrowings under our Credit Facility are secured by substantially all of our and our domestic subsidiaries’ assets, subject to certain limited exceptions and, in the event of a default under that facility, the lenders thereunder generally would be entitled to seize the collateral, including assets which are necessary to operate our business.

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

Accordingly, the occurrence of a default under our Credit Facility or the Notes, unless cured or waived, may have a material adverse effect on our results of operations.

The aggregate carrying value of the convertible notes on their issuance was $39.8 million, which was net of the $5.2 million debt discount. The debt discount is being amortized to interest expense over the term of the notes under the effective interest method.

In connection with the execution of the Credit Facility, the Company issued warrants (the “Warrants”) to the lenders under the Credit Facility, initially exercisable to purchase up to an aggregate of 337,500 shares of common stock of the Company. The Warrants will be exercisable in whole or in part, at an initial exercise price per share of $12.76 per share, which is subject to weighted-average anti-dilution protections. The Warrants may be exercised at any time upon the election of the holder, beginning on the date of issuance and ending on the fifth anniversary of the date of issuance. The issuance of the Warrants was not registered under the Securities Act of 1933, as amended (the “Securities Act”), as such issuance was exempt from registration under Section 4(2) of the Securities Act.

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

On July 16, 2014, the Company entered into Amendment No. 1 to the Credit Facility which permitted the Company to make an investment in Clinuvel Pharmaceuticals Limited (“Clinuvel”) in an aggregate amount outstanding not to exceed $10 million.

On November 13, 2014, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Facility which allowed the Company to be in compliance with certain covenants as of September 30, 2014. In addition certain covenants related to the 4th quarter of fiscal 2014 and

2015 were amended. As compensation for Amendment No. 2, the Company agreed to issue additional warrants to the lenders, initially exercisable to purchase an aggregate of 300,000 shares of common stock of the Company which were valued at $2.2 million as of November 13, 2014 and is recorded in change in fair value of derivative instruments in the consolidated statements of operations.

On January 12, 2015, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Facility in which the Company obtained a commitment letter from Athyrium Capital Management, LLC and Perceptive Credit Opportunities Fund, LP (collectively, the “ Lenders”), the Company’s existing lenders, providing a commitment for a senior secured incremental term loan under the Company’s existing term loan facility in an aggregate principal amount of $30 million, which can be drawn down at the Company’s option to finance the acquisition of the assets of Asklepion Pharmaceuticals, LLC (see Note 18). The Company’s ability to draw down the Incremental Loan in the future is subject to various conditions and the negotiation and execution of a binding definitive amendment to the Company’s existing term loan agreement for the Incremental Loan, and there can be no assurances that this will happen.

As consideration for the commitment letter for the Incremental Loan, the Company made a cash payment to the Lenders and issued the Lenders warrants initially exercisable to purchase up to an aggregate of 125,000 shares of the Company’s common stock. In the event that the Company draws down the Incremental Loan in the future, the Company will be required to make a second cash payment to the Lenders and will issue the Lenders additional warrants initially exercisable to purchase up to an aggregate of 125,000 shares of the Company’s common stock. Such compensation will be recorded as a charge to operations in the first quarter of fiscal 2015.

Total interest expense recognized for the years ended December 31, 2014 and 2013 aggregated to $7.4 million and $46,344, respectively. Year ended December 31, 2013 interest expense pertains to related parties.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Leases and Sublease Agreements

On October 1, 2013, the Company entered into building lease for office space located at One Kendall Square in Cambridge, Massachusetts under which the Company is responsible for rent of approximately $216,000 annually plus rent escalations, common area maintenance, insurance, and real estate taxes through September 2016. In August 2014, Retrophin ceased use of this facility and all employees formerly located at this facility moved into the new facility on Binney St, Cambridge Massachusetts. Discussions with the landlord regarding a lease termination fee for the One Kendall Sq. facility commenced in October 2014, however no formal agreement was executed prior to December 31, 2014. As a result of the exiting of this lease, the Company recorded a loss of $248,417 for the year ended December 31, 2014.

On October 8, 2013, the Company entered into an amended lease agreement for additional office space at its offices in New York, New York and is responsible for additional rent of approximately $225,000 annually plus rent escalations through August 2016.

On February 28, 2014, the Company amended its lease agreement for its offices located in Carlsbad, California. The Company increased its Carlsbad office space for approximately $110,000 of additional annual base rent plus rent escalations, common area maintenance, insurance, and real estate taxes under a lease agreement expiring on June 30, 2017. In October 2014, Retrophin ceased use of this facility, CA, and all employees formerly located at that facility moved into the new headquarters facility in San Diego California. Additionally, the Company entered into a listing agreement with a broker to market the Carlsbad space for a sublease. As a result of the exiting of this lease, the Company recorded a loss of $170,811 for the year ended December 31, 2014.

On April 10, 2014, the Company entered into an amended lease agreement at its offices in New York, New York for the 28th floor and is responsible for additional rent of approximately $537,264 annually plus rent escalations through April 2015.

On July 31, 2014, the Company entered into a sublease agreement for new office space located in Cambridge, Massachusetts. The Company increased its office space for approximately $800,000 of additional rent per annum. The sublease expires on December 31, 2016.

On September 8, 2014, the Company entered into a lease agreement for its corporate headquarters located in San Diego, California. The Company rents its office space for approximately $540,000 per annum. The lease started on October 1, 2014 and expires on December 31, 2017.

2012 and 2013 Consulting Agreements (See Note 2)

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

In 2014 the Company terminated various sponsored research agreements.  The expenses incurred in 2013 associated with these agreements are $1.0 million.

Contractual Commitments

The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of December 31, 2014:

Year Ending December 31,	Operating Leases	Other	Total
2015	$1,451,043	$436,980	$1,888,023
2016	1,121,584	436,980	1,558,564
2017	-	436,980	436,980
2018	-	436,980	436,980
2019	-	286,980	286,980
Thereafter	-	1,147,920	1,147,920
Total	$2,572,627	$3,182,820	$5,755,447

Legal Proceedings

On March 28, 2013, Chun Yi Huang (“Huang”) sued the Company, MSMB Group, MSMB Capital Management, LLC, Retrophin Pharmaceutical, Inc., Marek Biestek, and Martin Shkreli in state court in New York (Huang v. MSMB Group, Index No. 152829-2013). Huang claims that he is owed past due salary and benefits totaling $36,387. The Company answered the complaint in April 2013, and the parties have since been engaged in discovery. In June 2014, Huang’s counsel filed a motion seeking to be relieved as counsel for Huang. The Court denied that motion in October 2014. In September 2014, Huang noticed an appeal of a discovery order, which is still pending.

On June 13, 2014, Charles Schwab & Co., Inc. (“Schwab”) sued the Company, Standard Registrar and Transfer Company (“Standard”), Jackson Su (“Su”), and Huang in federal court in the Southern District of New York (Charles Schwab & Co. v. Retrophin, Inc., Case No. 14-cv-4294). The complaint alleges that the defendants misled Schwab in connection with its sale of Company stock owned by Su and Huang. Schwab contends that Su and Huang improperly advised it that their Company stock was not restricted. Schwab’s claim against the Company is based on an agency theory. Schwab contends that it has incurred in excess of $2.5 million in damages as a result of the alleged misinformation. Su and Huang have asserted cross-claims against the Company and Standard for alleged negligent misrepresentation premised upon an alleged failure to inform them of restrictions on the sale of their Company stock. Su and Huang have also impleaded Katten Muchin Rosenman LLP as a third-party defendant. The Company has filed motions to dismiss Schwab’s claims, as well as Su’s and Huang’s cross claims. Those motions are fully briefed, but have not yet been decided by the court.

On September 19, 2014, a purported shareholder of the Company sued Mr. Shkreli in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The Company is a nominal defendant in this action. The plaintiff seeks, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The complaint alleges that, based on trades in the Company’s stock between November 2013 and November 2014, Mr. Shkreli realized short-swing profits in excess of $1.75 million, which belong to the Company. In December 2014, Mr. Shkreli filed an answer to the operative complaint, in which he, among other things, admitted to owing the Company over $0.6 million in short-swing profits. The parties are currently engaged in discovery. The Company will record the money to be received from this claim at such time in the future should cash be received by the Company from Shkreli.

On October 20, 2014, a purported shareholder of the Company filed a putative class action complaint in federal court in the Southern District of New York against the Company, Mr. Shkreli, Marc Panoff, and Jeffrey Paley (Kazanchyan v. Retrophin, Inc., Case No. 14-cv-8376). On December 16, 2014, a second, related complaint was filed in the Southern District of New York against the same defendants (Sandler v. Retrophin, Inc., Case No. 14-cv-9915). The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ public disclosures during the period from November 13, 2013 through September 30, 2014. In December 2014, plaintiff Kazanchyan filed a motion to appoint lead plaintiff, to approve lead counsel, and to consolidate the two related actions. On February 10, 2015, the Court consolidated the two actions, appointed lead plaintiff, and approved lead counsel. Lead plaintiff’s filed a consolidated amended complaint on March 4, 2015. An initial pretrial conference is currently scheduled for April 23, 2015.

On January 7, 2014, the Company sued Questcor Pharmaceuticals, Inc. (“Questcor”) in federal court in the Central District of California (Retrophin, Inc. v. Questcor Pharmaceuticals, Inc., Case No. SACV14-00026-JLS). The Company contends that Questcor violated antitrust laws in connection with its acquisition of rights to the drug Synacthen, and seeks injunctive relief and damages. The Company has asserted claims under sections 1 and 2 of the Sherman Act, section 7 of the Clayton Act, California antitrust laws, and California’s unfair competition law. In August 2014, the Court denied Questcor’s motion to dismiss. The parties are now engaged in discovery. A trial is currently set for November 2015.

In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requests information regarding, among other things, the Company’s relationship with Mr. Shkreli and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and intends to cooperate with the investigation.

As of December 31, 2014 no accruals for loss contingencies have been recorded since these cases are neither probable nor reasonably estimable. From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

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

Private Placement Offerings - 2013

In January 2013, the Company sold an aggregate of 272,221 share of common stock, at a purchase price of $3.00 per share in certain private placement transactions, for an aggregate purchase price of $816,664 in cash. The issuance of such shares of common stock was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 4, 2013, the Company entered into an agreement with Roth Capital Partners to act as its exclusive placement agent in connection with the February Private Placement. In connection with the agreement, the Company paid cash fees in the amount of $624,033 and issued warrants to purchase up to an aggregate of 319,823 shares of common stock with an exercise price of $3.60 per such share underlying any warrant. The warrants are deemed to be derivative instruments due to a ratchet provision that adjusts the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect. Upon issuance of the warrants, the Company recorded a liability of $0.9 million to derivative financial instruments in its balance sheet. The issuance of such shares of common stock was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 14, 2013, the Company closed a private placement (the “February Private Placement”) of 3,045,929 shares of common stock, at a purchase price of $3.00 per share, or $9.1 million in the aggregate, and warrants (the “Warrants”) to purchase up to an aggregate of 1,597,969 shares of common stock with an exercise price of $3.60 per such share underlying any Warrant. The Warrants are deemed to be derivative instruments due to a ratchet provision that adjusts the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect. Upon issuance of the warrants, the Company recorded a liability of $4.5 million to derivative financial instruments in its balance sheet. The issuance of such shares of common stock was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 15, 2013, the Company closed a private placement and sold 5,531,401 shares of the Company’s common stock, at a purchase price of $4.50 per share, or $24.9 million in the aggregate, and warrants to purchase up to an aggregate of 2,765,702 shares of common stock with an exercise price of $6.00 per share underlying each warrant. The Warrants are deemed to be derivative instruments due to a ratchet provision that adjusts the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect. Upon issuance of the warrants, the Company recorded a liability of $9.2 million to derivative financial instruments in its balance sheet. The issuance of the shares of common stock in such private placement was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Public Offering - 2014

On January 9, 2014, the Company completed a public offering of 4,705,882 shares of common stock at a price of $8.50 per share. The Company received net proceeds from the offering of $36.8 million after deducting the underwriting fees and other offering costs of $3.2 million, which were recorded against additional paid in capital.

2014 Incentive Compensation Plan

On May 9, 2014, the Company’s stockholders approved the 2014 Incentive Compensation Plan (the "Plan"). The Plan authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, deferred stock, performance units and annual incentive awards covering up to 3.0 million shares of the Company’s common stock. In a special shareholder meeting held February 3, 2015, the Company’s shareholders approved an incremental 1,928,000 shares of common stock and 230,000 restricted shared of common stock. These shares were granted to employees between February 24, 2014 and August 18, 2014 (see Note 2).

Stock Options

The fair values of stock option grants during the year ended December 31, 2014 and December 31, 2013 were calculated on the date of grant using the Black-Scholes option pricing model, except for options granted for market and revenue performance criteria. Compensation expense is recognized over the period of service, generally the vesting period (see Note 2). During the year ended December 31, 2014, 4,168,000 stock options were granted by the Company. The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Risk free rate	1.55%	1.51%
Expected volatility	85%	102%
Expected life (in years)	5.81	5.81
Expected dividend yield	-	-

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

The following table summarizes our stock option activity and related information for the year ended December 31, 2014:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,721,000	$7.66	9.89	$172,000
Granted	4,168,000	$12.11	-	$-
Forfeited and expired	(977,625)	$10.27	-	-
Exercised	(19,167)	$5.16	-	-
Outstanding at December 31, 2014	4,892,208	$10.93	8.57	$8,353
Exercisable at December 31, 2014	1,225,833	$9.73	7.96	$3,395

The following table summarizes our stock option activity and related information for the year ended December 31, 2013:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	-	-	-	-
Granted	1,721,000	$7.66	-	$-
Forfeited and expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2013	1,721,000	$7.66	9.89	$172,000
Exercisable at December 31, 2013	172,667	$7.85	9.86	$14,333

The weighted average grant date fair value of options granted is $8.56 and $6.03 during the years ended December 31, 2014 and December 31, 2013, respectively. The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of December 31, 2014 of $12.24. The aggregate intrinsic value of stock options outstanding and exercisable was calculated based on a closing stock price of $7 dollars for December 31, 2013. Unrecognized compensation cost associated with unvested stock options amounts to $31.8 million and $9.2 million as of December 31, 2014 and December 31, 2013, respectively, which will be expensed over a weighted average remaining vesting period of 2.13 years and 2.7 years, respectively.

Share Based Compensation

Total non-cash stock-based compensation expense consisted of the following for the years ended December 31, 2014 and 2013:

	Year Ended December 31, (in thousands)
	2014	2013
Selling, general and administrative expenses	$10,940.4	$2,650.8
Research and development expenses	4,960.1	259.1
Total	$15,900.5	$2,909.9

Restricted Shares

As of December 31, 2014, there was approximately $5.8 million of unrecognized compensation cost related to restricted shares granted.  These amounts are expected to be recognized over a weighted average period of 2.62 years. Unvested restricted shares consist of the following as of December 31, 2014.

	Number of shares	Weighted Average Grant Date Fair Value
Unvested December 31, 2012	267,768	$3.20
Granted	335,000	6.24
Vested	(275,793)	5.44
Forfeited/cancelled	(58,333)	4.00
Unvested December 31, 2013	268,642	6.44
Granted	926,000	11.42
Vested	(358,069)	8.96
Forfeited/cancelled	(144,905)	11.16
Unvested December 31, 2014	691,668	$10.83

Exercise of Warrants

During the twelve months ended December 31, 2014, the Company issued 1,947,377 shares of common stock upon the exercise of warrants for cash received by the Company in the amount of $8.4 million. The Company reclassified $23.4 million derivative liability as equity for the value of these warrants on the date of exercise. The warrants were revalued immediately prior to exercise and the change in the fair value of the warrants was recorded as other expense in the condensed consolidated financial statements of the Company.

Treasury Stock

In the fourth quarter of 2013, the Company repurchased 130,790 shares of its common stock for an aggregate purchase price of $957,272. The Company currently recognizes such repurchased common stock as treasury stock.

During the year ended December 31, 2014, the Company repurchased 248,801 shares of its common stock for an aggregate purchase price of $2.3 million. The Company recognizes repurchased common stock as treasury stock.

NOTE 15.	LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	Year ended
	2014	2013	2012
Numerator
Net loss	$(110,938)	$(34,625)	$(30,344)

Denominator
Basic and diluted weighted average number of common shares	25,057,509	14,205,264	3,662,114
Net loss per share – basic and diluted	$(4.43)	$(2.44)	$(8.29)

Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented for the year ended December 31, 2014 and 2013 in the consolidated financial statements as their effect would be anti-dilutive.  The total number of shares issuable upon exercise of options that were not included in dilutive loss per share for the year ended December 31, 2014 and 2013 were 1,132,500 and 172,667, respectively. The total number of shares issuable upon conversion of debt that were not included in dilutive earnings per share for the year ended December 31, 2014 was 0. The total number of shares issuable upon exercise of warrants that were not included in dilutive loss per share for the years ended December 31, 2014 and 2013 were 3,083,855 and 4,462,426.

NOTE 16.	INCOME TAXES

The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

	2014	2013	2012
Current
Federal	$-	$-	$-
State	-	-	-
	-		-
Deferred
Federal	(1,885)	(6,293)	(1,173)
State	(574)	(3,435)	(733)
Total	(2,459)	(9,728)	(1,906)
Change in valuation allowance	-	9,804	(1,906)
Income tax expense	-	76	1,906
Total	$(2,459)	$-	$-

Income tax benefit increased $2.5 million to an income tax benefit of $2.5 million for the year ended December 31, 2014. For tax purposes, intangible assets are subject to different amortization allowances than for book purposes. In fiscal 2014, the life of the Company’s intangibles changed from an indefinite life to definite life classification. Since the Carbetocin acquisition was a stock deal that was deemed to be an asset acquisition a step up in basis of the asset was required that resulted in a deferred tax liability. Since this asset was determined to be indefinite lived for book purposes, this tax/book difference was deemed to be a permanent difference. This step up resulted in increasing the intangible asset by $2.5 million and increasing the deferred tax liability by $2.5 million. Due to the change in estimate from indefinite life to definite life, this resulted in a decrease to the valuation allowance and the recording of an income tax benefit of $2.5 million.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate expressed as a percentage of income (loss) before income taxes (in thousands):

	2014	2013	2012
Statutory rate - federal	-35.00%	-35.00%	-35.00%
State taxes, net of federal benefit	-6.77%	-6.70%	-1.81%
Change in FV of derivative liability (warrants)	7.40%	10.46%	0.00%
Stock Based Compensation related to profits interest	5.51%	2.30%	9.52%
Other	0.00%	0.17%	1.62%
Partnership losses preceding conversion	0.00%	0.00%	19.39%
Change in valuation allowance	26.63%	29.00%	6.28%
Income tax provision (benefit)	-2.23%	0.23%	0.00%

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Net operating loss and capital loss carryforward	$42,280	$11,832
Intangible assets	(7,830)	(2,999)
Other	1,427	610
Valuation allowance	(36,018)	(12,044)
Total deferred tax liability	$(141)	$(2,601)

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

For the periods ended December 31, 2014, the Company incurred net operating losses and, accordingly, no federal current provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets including NOL carryovers. At December 31, 2014, the Company has available unused U.S. federal net operating loss (“NOL”) carryforwards of $93.1 million and state NOL carryforwards of $87.6 million. As of December 31, 2014, the U.S. federal NOL carryforwards will expire beginning in 2030. A full valuation allowance has been recognized as of December 31, 2014 due to the uncertainty of realization of the loss carryforwards and other deferred tax assets. The Company has international subsidiaries in which their operations are not material as of and for the year ended December 31, 2014. In reaching this conclusion, the Company considered its history of operating losses causing the Company to be in a three-year cumulative loss position.

The Company's utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by Internal Revenue Code (“IRC”) Section 382 and similar state provisions. Pursuant to IRC Section 382, the annual use of the Company’s net operating loss credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitations may result in the expiration of net operating losses and credits prior to utilization. The annual limitation is determined based upon the fair market value of the Company as of the date of such ownership change. Based on the value of the Company at all relevant dates, the computed annual limitation that would result from an ownership change of the Company is not expected to prevent us from utilizing our net operating losses prior to their expiration if we can generate sufficient taxable income to do so in the future.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2011 and later. As of December 31, 2014 and 2013, respectively, the Company had recorded an indemnification asset with a corresponding liability in the amount of $1.5 million and $0 recorded for unrecognized tax uncertainties, which is included in other liability-long term in the consolidated balance sheet. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2014, 2013 and 2012, the

Company did not recognize any interest or penalties in its statements of operations and there were no accruals for interest or penalties at December 31, 2014 and 2013.

NOTE 17.	SEVERANCE AGREEMENTS

On September 15, 2014, the Company entered into a separation agreement and release (the “Separation Agreement”) with Marc Panoff, the Company’s Chief Financial Officer, pursuant to which Mr. Panoff’s employment with the Company will terminate, effective as of February 28, 2015. Under the terms of the Separation Agreement, Mr. Panoff will be entitled to receive: (i) severance payments equal to six months of his current base salary; (ii) 100% of his target bonus for 2014; (iii) accelerated vesting of 81,333 shares of restricted common stock of the Company; and (iv) benefits under the Company’s benefit plans, subject to the terms of each such plan. In conjunction with the Separation Agreement, the Company had initially recorded and accrued $0.1 million of severance expense through September 30, 2014 in connection with Mr. Panoff’s severance which was to be expensed ratably over the service period from September 15, 2014 through February 28, 2015. During the 4th quarter, the Company determined that Mr. Panoff’s service to the Company was substantially completed prior to December 31, 2014 and as a result recorded the remaining unamortized severance expense related to his separation agreement of $1.1 million in the 4th quarter of fiscal 2014 in selling, general and administrative in the consolidated statements of operations. Mr. Panoff’s target bonus which was included as part of his severance agreement was recognized ratably over the course of the fiscal year ended December 31, 2014.

On October 13, 2014, Martin Shkreli resigned as a member of the Board and as an employee of the Company, and from any and all other positions that he held with the Company. On October 13, 2014, the Company entered into a resignation letter with Mr. Shkreli (“Separation Agreement”). As part of Mr. Shkreli’s Separation Agreement, Mr. Shkreli has been receiving cash severance, unpaid bonus and health insurance coverage, 12 months of continued vesting of time based stock options and no vesting of performance based stock options. Pursuant to the Separation Agreement, Mr. Shkreli’s market and performance based stock options have been forfeited. As a result, the Company recorded compensation expense in the amount of $481,076 relating to Mr. Shkreli’s cash severance, unpaid bonus and health insurance coverage and compensation expense of $1.1 million related to the accelerated vesting of Mr. Shkreli’s time based stock options.

On October 13, 2014, the Company signed a Letter of Intent for the terms for the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses and assets to Turing Pharmaceuticals AG (“Turing Pharmaceuticals”), which includes an up-front payment to the Company of $3.0 million and the assumption of certain liabilities including license fees and royalties (the “Sale Transaction”). Martin Shkreli, the Company’s former Chief Executive Officer and Director, is the Chief Executive Officer of Turing Pharmaceuticals. The closing of the Sale Transaction was subject to various conditions, including the negotiation and execution of a binding definitive agreement between the Company and Turing Pharmaceuticals and the receipt of necessary third party consents. In connection with the Letter of Intent with Martin Shkreli, the Company recorded severance expense and accrued severance expense of $2.9 million as of and for the year ended December 31, 2014 which is the difference between of the net book value of the assets to be sold, the $3.0 million expected upfront payment, and $3.0 million of liabilities expected to be assumed.

As both transactions were contemplated simultaneously, they were both considered in calculating the respective severance expense related to Mr. Shkreli’s termination. The full amount of the severance was recorded as of September 30, 2014 as that was the date that the Board replaced Martin Shkreli as CEO of the Company until a formal separation agreement could be finalized. As of September 30, 2014, it was deemed to be probable and estimable that Mr. Shkreli would enter into a Separation Agreement that would entitle him to severance benefits. Therefore the estimated severance that was booked as of the end of the third quarter is based on the best estimate currently available and the full severance amount was recorded as of September 30, 2014 as Mr. Shkreli was not required to perform any future service for the Company. For the year ended December 31, 2014, the Company recorded a total of $4.5 million severance expense in connection with Mr. Shkreli’s Separation Agreement which has been recorded in selling, general and administrative expenses in the consolidated statements of operations.

On January 9, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its ketamine licenses and assets (the “Ketamine Assets”) for a purchase price of $1.0 million. Turing Pharmaceuticals will also assume all future liabilities related to the Ketamine Assets.

On February 13, 2015, Retrophin, Inc., its wholly-owned subsidiary Manchester and its other wholly-owned subsidiary Retrophin Therapeutics International, LLC (collectively, the “Sellers”), entered into a Purchase Agreement with Waldun, pursuant to which the Sellers sold Waldun their product rights to mecamylamine hydrochloride (also referred to as Vecamyl) (the “Vecamyl Product Rights”) for a purchase price of $0.7 million. Waldun in turn sold the Vecamyl Product Rights to Turing Pharmaceuticals. In connection therewith, on February 13, 2015, the Company and Manchester entered into an Asset Purchase Agreement with Turing Pharmaceuticals, pursuant to which the Company and Manchester sold Turing Pharmaceuticals their Vecamyl inventory for a purchase price of $0.3 million. Turing Pharmaceuticals will also assume certain liabilities related to the Vecamyl Product Rights and Inventory.

Additionally, on February 13, 2015, the Company entered into an Asset Purchase Agreement with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon licenses and assets, including related inventory, for a purchase price of $1.1 million. Turing Pharmaceuticals will also assume certain liabilities related to the Syntocinon licenses and assets.

NOTE 18.	SUBSEQUENT EVENTS

On January 12, 2015, the Company announced the signing of a definitive agreement under which Retrophin will acquire the exclusive right to purchase from Asklepion, all worldwide rights, titles, and ownership of cholic acid for the treatment of bile acid synthesis defects, if approved by the FDA. Under the terms of the agreement, Retrophin paid Asklepion an upfront payment of $5.0 million and will pay up to $73.0 million in milestones based on FDA approval and net product sales, plus tiered royalties on future net sales of cholic acid.

In connection with the execution of the Asklepion Agreement, the Company obtained a commitment letter from Athyrium Capital Management, LLC and Perceptive Credit Opportunities Fund, LP (collectively, the “Lenders”), the Company’s existing lenders, providing a commitment for a senior secured incremental term loan under the Company’s existing Credit Facility in an aggregate principal amount of $30.0 million (the “Incremental Loan”), which can be drawn down at the Company’s option to finance the acquisition of the Acquired Assets. The Company’s ability to draw down the Incremental Loan in the future is subject to various conditions and the negotiation and execution of a binding definitive amendment to the Company’s existing term loan agreement for the Incremental Loan. No assurances can be given that the Company will conclude the acquisition or, that if it does, the terms will not change from those disclosed.

NOTE 19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present certain unaudited consolidated quarterly financial information for each quarter in the fiscal years ended December 31, 2014 and 2013.

The information presented in the following tables has been restated. These errors are more fully described in Note 2, Restatement of Previously Issued Consolidated Financial Statements.

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended December 31, 2014:

	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(As Restated)	(As Restated)	(As Restated)

Net product sales	$27,900	$5,741,734	$8,348,583	$14,084,988
Total operating expenses	22,089,569	22,923,666	30,215,615	32,782,048
Operating loss	(22,061,669)	(17,181,932)	(21,867,032)	(18,697,060)
Total other income (expense), net	(53,608,602)	26,461,546	3,887,239	(10,330,100)
Income (loss) before provision for income taxes	(75,670,271)	9,279,614	(17,979,793)	(29,027,160)
Income tax benefit(provision)	(65,376)	2,525,124	-	-
Net income (loss)	$(75,735,647)	$11,804,738	$(17,979,793)	$(29,027,160)

Per Share Data:
Net loss per common share, basic	$(3.25)	$0.46	$(0.67)	$(1.10)
Net loss per common share, diluted	$(3.25)	$(0.77)	$(0.83)	$(1.10)

The following table presents selected Consolidated Statements of Operations data for each quarter for the fiscal year ended December 31, 2013:

	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Net product sales	$-	$-	$-	$-
Total operating expenses	1,885,484	4,984,902	6,030,861	11,872,201
Operating loss	(1,885,484)	(4,984,902)	(6,030,861)	(11,872,201)
Total other income (expenses), net	(2,982,438)	61,389	(5,980,313)	(874,299)
Loss before provision for income taxes	(4,867,922)	(4,923,513)	(12,011,174)	(12,746,500)
Income tax provision	-	-	-	(75,775)
Net loss	$(4,867,922)	$(4,923,513)	$(12,011,174)	$(12,822,275)

Per Share Data:
Net loss per common share, basic and diluted	$(0.46)	$(0.40)	$(0.78)	$(0.70)

