Form 10-K/A
period 2014-12-31
Retrophin, Inc.
filed 2015-03-13
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36257

RETROPHIN, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	27-4842691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12255 El Camino Real, San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip code)

760-260-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $120,825,955.

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of March 3, 2015 was 26,486,570.

Explanatory Note

Retrophin, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 11, 2015 (the “Original Filing”), for the sole purpose of correcting the disclosure in Part III, Item 12 regarding the Company’s equity compensation plan information and the security ownership of certain beneficial owners of the Company’s capital stock.

In addition, this Amendment amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except for the amendments described above, we have not modified or updated disclosures presented in the Original Filing in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Amendment should be read in conjunction with any documents incorporated by reference therein and our filings made with the Securities and Exchange Commission subsequent to the Original Filing.

Part III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,941,876		$12.25	1,058,417
Equity compensation plans not approved by security holders	1,642,000	(2)	$7.91	—

Total	5,583,876		$10.93	1,058,417

(1)	Calculated without taking into account the shares of common stock subject to outstanding RSUs that become issuable without any cash consideration or other payment required for such shares.
(2)	Represents 200,000 equity awards issued pursuant to our 2014 Incentive Compensation Plan as employment inducements pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules and 1,442,000 equity awards granted prior to our uplisting to the Nasdaq Global Market when the shareholder approval requirements of the Nasdaq Listing Rules were not applicable.

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

5% or greater stockholders	Number of shares beneficially owed	Percentage of shares beneficially owned
Prudential Financial, Inc.(1)	3,148,693	11.9%
Consonance Capman GP LLC(2)	2,551,535	9.7%
Broadfin Healthcare Master Fund Ltd(3)	2,549,874	9.6%
QVT Financial LP(4)	2,053,019	7.8%
Opaleye L.P.(5)	1,858,441	7.0%
Lombard Odier Asset Management (USA) Corp(6)	1,750,000	6.6%

Directors and named executive officers
Martin Shkreli (7)	2,547,956	9.4%
Stephen Aselage (8)	359,034	1.4%
Marc Panoff (9)	168,315	*
Alvin Shih (10)	76,668	*
Steve Richardson (11)	128,887	*
Margaret Valeur-Jensen	—	—
Cornelius Golding (12)	21 167	*
Jeffrey Meckler (13)	21,668	*
Gary Lyons (14)	6,668	*
All current executive officers and directors as a group (8 persons)	630,759	2.4%

*	Represents beneficial ownership of less than one percent.
(1)	Prudential Financial, Inc. (“Prudential”) is a parent holding company and the indirect parent of Jennison Associates LLC (“Jennison”) and Quantitative Management Associates LLC, who are the beneficial owners of 3,147,293 shares and 1,400 shares of the Company’s common stock, respectively. Jennison furnishes investment advice to several investment companies, insurance separate accounts, and institutional clients (“Managed Portfolios”). As a result of its role as investment adviser of the Managed Portfolios, Jennison may be deemed to be the beneficial owner of the shares of our common stock held by such Managed Portfolios. Prudential indirectly owns 100% of equity interests of Jennison. As a result, Prudential may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Jennison may have with respect to our common stock held by the Managed Portfolios. The address for Prudential Financial, Inc. is 751 Broad Street, Newark, New Jersey 07102-3777. The address for Jennison Associates LLC is 466 Lexington Avenue, New York, NY 10017. This information is based on its most recently filed Schedule 13G/A.
(2)	Consists of 2,500,187 shares (“Master Account Shares”) owned by Consonance Capital Master Account LP (“Consonance Master”) and 51,348 shares (“Managed Account Shares”) owned by a managed account managed by Consonance Capital Opportunity Fund Management LP (“Consonance Opportunity”). Consonance Capital Management LP (the “Adviser”) is the investment adviser of Consonance Master and pursuant to an investment advisory agreement (the “Advisory Agreement”), the Adviser exercises voting and investment power over the Master Account Shares held by Consonance Master. Consonance Capman GP LLC (“Capman”) is the general partner of the Adviser and Mitchell Blutt, as the Manager and Member of Capman and Chief Executive Officer of the Adviser, may be deemed to control Capman and the Adviser. Capman is the general partner of Consonance Opportunity and Mitchell Blutt, as the Manager and Member of Capman, may be deemed to control Capman and Consonance Opportunity. The address for the Adviser, Consonance Opportunity, Mitchell Blutt and Capman is 1370 Avenue of the America, Suite 3301, New York, NY 10019. This information is based on its most recently filed Schedule 13G.
(3)	Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler share voting and disposition power with respect to the shares held by this stockholder. The address for Broadfin Capital, LLC and Kevin Kotler is 300 Park Avenue, 25th Floor, New York, NY 10022. The address for Broadfin Healthcare Master Fund, Ltd. is 20 Genesis Close, Ansbacher House, Second Floor, P.O. Box 1344, Grand Cayman KY 1-1108, Cayman Islands. This information is based on its most recently filed Schedule 13G/A.
(4)	QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund V LP and other private investment funds (collectively, the “Funds”). The Funds aggregately own 2,053,019 shares. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 2,053,019 shares, consisting of the shares owned by the Funds. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Funds, may be deemed to beneficially own the aggregate number of shares owned by the Funds, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 2,053,019 shares. The address for QVT Financial LP, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, NY 10036. The address for QVT Fund V LP is 190 Elgin Avenue, George Town, Grand Cayman, KY1 9005, Cayman Islands. This information is based on its most recently filed Schedule 13G/A.
(5)	Represent shares of common stock and warrants exercisable into common stock, beneficially owned and held of record by Opaleye, L.P. Opaleye GP LLC (“LLC”) and James Silverman share voting and investment power with respect to the shares held by this stockholder. The LLC is the general partner of Opaleye, L.P. James Silverman is the sole member and manager of the LLC. The address for Opaleye, L.P., Opaleye GP LLC and James Silverman is 9B Russell Street, Cambridge, MA 02140. This information is based on its most recently filed Schedule 13D.
(6)	Lombard Odier Asset Management (USA) Corp serves as investment advisor to 1798 Fundamental Strategies Master Fund and Lombard Odier Funds – Fundamental Equity Long/Short, with respect to the shares of our common stock held by them. The address for Lombard Odier Asset Management (USA) Corp is 888 7th Avenue, 11th Floor, New York, NY 10106. This information is based on its most recently filed Schedule 13G.
(7)	Beneficial ownership was derived from a Schedule Form 4 filed with the SEC on November 11, 2014. Includes 720,000 shares of common stock issuable upon exercise of stock options which have vested or will vest within 60 days of December 31, 2014. Includes 62,778 shares of common stock issuable upon exercise of warrants.
(8)	Includes 87,000 shares of common stock issuable upon exercise of stock options which have vested or will vest within 60 days of December 31, 2014. Includes 278 shares of common stock issuable upon exercise of warrants.
(9)	Includes 166,665 shares of common stock issuable upon vesting of restricted stock. Includes 550 shares of common stock issuable upon the exercise of warrants.

(10)	Includes 19,167 shares of common stock issuable upon vesting of restricted common stock.
(11)	Includes 19,167 shares of common stock issuable upon exercise of stock options which have vested or will vest within 60 days of December 31, 2014. Includes 555 shares of common stock issuable upon exercise of warrants.
(12)	Includes 16,167 shares of common stock issuable upon exercise of stock options which have vested or will vest within 60 days of December 31, 2014.
(13)	Includes 3,334 shares of common stock issuable upon exercise of stock options which have vested or will vest within 60 days of December 31, 2014. Includes 3,334 shares of common stock issuable upon vesting of restricted common stock.
(14)	Includes 3,334 shares of common stock issuable upon exercise of stock options which have vested or will vest within 60 days of December 31, 2014. Includes 3,334 shares of common stock issuable upon vesting of restricted common stock.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed with this Amendment. These items were not applicable or the required information was shown in the financial statements or notes thereto in the Original Filing.

(a)(3)	Exhibits

The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified. A list of the exhibits filed with this Amendment is provided below.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2015	RETROPHIN, INC.

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer