Form 10-Q
period 2015-03-31
Retrophin, Inc.
filed 2015-05-11
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

RETROPHIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-36257	27-4842691
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

12255 El Camino Real, Suite 250,

San Diego, CA 92130

(Address of Principal Executive Offices)

(760) 260-8600

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

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of May 1, 2015 was 34,960,979.

RETROPHIN, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2015

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as amended, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

RETROPHIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$120,174,877	$18,204,282
Marketable securities	6,159,962	9,556,098
Accounts receivable, net	8,162,535	7,959,411
Inventory, net	1,718,365	800,507
Pediatric priority review voucher-held for sale	96,250,000	-
Prepaid expenses and other current assets	1,077,355	813,364
Total current assets	233,543,094	37,333,662

Property and equipment, net	618,620	670,796
Security deposits	337,014	337,014
Restricted cash	40,000	40,000
Other asset	1,987,364	1,888,035
Intangible assets, net	169,835,098	94,265,530
Goodwill	935,935	935,935
Deferred tax asset	8,691,307	-
Total assets	$415,988,432	$135,470,972

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Deferred technology purchase liability	$1,000,000	$1,000,000
Accounts payable	5,913,027	7,124,330
Accrued expenses	19,346,699	27,882,995
Other liability	943,615	938,209
Acquisition-related contingent consideration	2,880,577	2,117,565
Derivative financial instruments, warrants	63,390,000	27,990,000
Deferred income tax liability	8,691,307	-
Note payable	-	40,485,452
Total current liabilities	102,165,225	107,538,551

Convertible debt	43,439,333	43,287,814
Note payable	40,803,627	-
Other liability	12,294,520	12,234,513
Acquisition-related contingent consideration, less current portion	48,718,710	9,519,662
Deferred income tax liability, net	-	141,151
Total liabilities	247,421,415	172,721,691

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 34,845,450 and 26,428,071 issued and 34,845,450 and 26,048,480 outstanding as of March 31, 2015 and December 31, 2014, respectively	3,485	2,643
Additional paid-in capital	310,210,811	140,850,551
Treasury stock, at cost, 0 and 379,591 shares as of March 31, 2015 and December 31, 2014, respectively	-	(3,214,608)
Accumulated deficit	(142,734,440)	(179,174,858)
Accumulated other comprehensive income	1,087,161	4,285,553
Total stockholders' equity (deficit)	168,567,017	(37,250,719)
Total liabilities and stockholders' equity (deficit)	$415,988,432	$135,470,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
		(As Restated)
Net product sales	$17,371,800	$27,900

Operating expenses:
Cost of goods sold	274,447	900
Research and development	10,346,456	6,942,323
Selling, general and administrative	14,855,340	15,146,346

Total operating expenses	25,476,243	22,089,569

Operating loss	(8,104,443)	(22,061,669)

Other income (expenses), net:
Gain on sale of asset	204,198	-
Interest income (expense), net	(3,798,533)	536
Finance expense	(600,000)	-
Realized gain on sale of marketable securities, net	107,368	4,664
Change in fair value of derivative instruments - loss	(36,752,960)	(53,613,802)
Bargain purchase gain	48,578,208	-
Total other income (expense), net	7,738,281	(53,608,602)

Loss before provision for income taxes	(366,162)	(75,670,271)

Income tax benefit (provision)	40,021,151	(65,376)

Net income (loss)	$39,654,989	$(75,735,647)

Net income (loss) per common share, basic	$1.46	$(3.25)
Net income (loss) per common share, diluted	$1.32	$(3.25)
Weighted average common shares outstanding, basic	27,157,883	23,334,967
Weighted average common shares outstanding, diluted	30,380,694	23,334,967

Comprehensive income (loss):

Net income (loss)	$39,654,989	$(75,735,647)
Foreign currency translation	23,006	-
Unrealized gain (loss) on sale of marketable securities	(3,221,397)	622,076

Comprehensive income (loss)	$36,456,598	$(75,113,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
		(As Restated)
Cash Flows From Operating Activities:
Net income (loss)	$39,654,989	$(75,735,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,778,747	127,187
Realized gain on marketable securities	(107,368)	(4,664)
Gain upon divestiture of asset	(200,000)	-
Deferred income tax provision (benefit)	(40,021,151)	65,376
Amortization of deferred financing costs	32,507	-
Amortization of debt discount	469,694	-
Lease liability	(160,034)	-
Settlement expense	-	6,711,400
Bargain purchase gain	(48,578,208)	-
Share based compensation	5,573,277	3,404,876
Derivative financial instruments, warrants, issued, recorded in interest expense	1,050,000	-
Change in estimated fair value of derivative financial instruments, warrants	36,752,960	53,613,802
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(203,124)	(28,800)
Inventory	(352,740)	900
Prepaid expenses and other assets	127,392	462,861
Accounts payable and accrued expenses	(3,150,374)	1,577,036
Net cash used in operating activities	(7,333,433)	(9,805,673)

Cash Flows From Investing Activities:
Purchase of fixed assets	(24,812)	(166,144)
Purchase of intangible assets	-	(61,343)
Proceeds from the sale of marketable securities	282,107	1,604,456
Purchase of marketable securities	-	(2,669,454)
Proceeds from securities sold, not yet purchased	-	4,314,953
Securities sold, not yet purchased	-	(4,985,462)
Cash received upon divestiture of asset	3,310,931	-
Cash paid upon acquisition, net of cash acquired	(33,430,315)	(29,150,000)
Net cash used in investing activities	(29,862,089)	(31,112,994)

Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(1,763,745)	-
Proceeds from the exercise of warrants	519,602	4,039,152
Proceeds from the exercise of stock options	157,319	-
Purchase of treasury stock, at cost	-	(2,257,336)
Proceeds received from issuance of common stock	149,454,000	40,000,000
Financing costs from issuance of common stock	(9,201,059)	(3,164,993)
Net cash provided by financing activities	139,166,117	38,616,823

Net increase (decrease) in cash	101,970,595	(2,301,844)
Cash, beginning of year	18,204,282	5,997,307

Cash, end of period	$120,174,877	$3,695,463

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,502,500	$-
Non-cash investing and financing activities:
Reclassification of derivative liability to equity due to exercise of warrants	$2,402,960	$9,300,160
Present value of contingent consideration payable to sellers of Manchester Pharmaceuticals LLC	$-	$12,797,210
Note payable entered into upon consummation of Manchester Pharmaceuticals LLC	$-	$31,282,972
Present value of contingent consideration payable to sellers of Asklepion Pharmaceuticals LLC	$42,209,000	$-
Shares issued –Cholbam acquisition	$15,843,584	$-
Unrealized gain (loss) on marketable securities	$(3,221,397)	$537,516
Accrued financing costs from issuance of common stock	$266,181	$-
Unrealized gain on securities sold, not yet purchased	$-	$84,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Organization and Description of Business

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we”, “our”, “us”, “Retrophin” and the “Company” refer to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. We are a fully integrated biopharmaceutical company with approximately 120 employees headquartered in San Diego, California focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.

We currently sell the following three products:

•	Chenodal® is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal® has been the standard of care for cerebrotendinous xanthomatosis (“CTX”) patients for more than three decades and the Company is currently pursuing adding this indication to the label.

•	Thiola® is approved in the United States for the prevention of cysteine (kidney) stone formation in patients with severe homozygous cystinuria.

•	Cholbam™ is approved in the United States and Europe for the treatment of bile acid synthesis disorders due to single enzyme defects. In the United States it is further indicated for treatment patients with peroxisomal disorders.

The Company is developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. There are currently no viable treatment options for patients with PKAN.  RE-024 is a phosphopantothenate prodrug therapy that aims to restore levels of this key substrate in PKAN patients.  Certain ex-US health regulators have approved the initiation of dosing RE-024 in PKAN under physician-initiated studies in accordance with local regulations in their respective countries.   The Company filed a U.S. IND for RE-024 with the U.S. Food and Drug Administration (“FDA”) in the first quarter of 2015 to support the initiation of Company-sponsored studies, which became effective on April 28, 2015. RE-024 was granted orphan drug designation on May 5, 2015.

Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with selectivity toward endothelin receptor type A. We are developing sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease. We are currently enrolling patients for the DUET Phase 2 clinical study of sparsentan for the treatment of FSGS. Based on the robustness of the data obtained in the DUET study, we may be able to support an application for accelerated approval for sparsentan on the basis of proteinuria as a surrogate endpoint. In the first quarter of 2015, sparsentan received orphan drug designation.

RE-034 (Tetracosactide Zinc). RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in ACTH formulated using a novel process by the Company.  RE-034 exhibits similar physiological actions as endogenous ACTH by binding to melanocortin receptors, resulting in its anti-inflammatory and immunomodulatory effects. The Company has successfully formulated and manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration.  The Company intends to continue preclinical development of RE-034 to enable multiple strategic options, which may include the initiation of IND-enabling studies in 2015.

Carbetocin. Carbetocin, similar to Oxytocin, has potential utility for the treatment of milk let-down in post pregnant women, inducing contractions during labor, postpartum hemorrhage, as well as for autism and schizophrenia. We are currently exploring options relating to the future development of Carbetocin.

On January 9, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals A.G. (“Turing Pharmaceuticals”), a company controlled by the Company’s former Chief Executive Officer, pursuant to which the Company sold Turing Pharmaceuticals its ketamine licenses and assets (the “Assets”) for a purchase price of $1.0 million. Turing Pharmaceuticals also assumed all future liabilities related to the Assets.

On February 12, 2015, the Company, its wholly-owned subsidiaries Manchester Pharmaceuticals LLC (“Manchester”) and Retrophin Therapeutics International, LLC (collectively, the “Sellers”), entered into a purchase agreement with Waldun Pharmaceuticals, LLC (“Waldun”), pursuant to which the Sellers sold Waldun their product rights to Vecamyl for a purchase price of $0.7 million. Waldun in turn sold Vecamyl to Turing Pharmaceuticals. In connection therewith, on February 12, 2015, the Company and Manchester entered into an asset purchase agreement with Turing Pharmaceuticals, pursuant to which the Company and Manchester sold Turing Pharmaceuticals their Vecamyl inventory for a purchase price of $0.3 million. Turing Pharmaceuticals also assumed certain liabilities related to the Vecamyl product rights and inventory.

On February 12, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals, pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon licenses and assets, including related inventory, for a purchase price of $1.1 million. Turing Pharmaceuticals also assumed certain liabilities related to the Syntocinon assets and licenses.

2015 Public Offering

On March 24, 2015, we completed a public offering of 7,866,000 shares of common stock at a price of $19.00 per share. We received net proceeds from the offering of $140.0 million, after deducting underwriting fees and other offering costs of $9.5 million. The shares of common stock were offered by us pursuant to a shelf registration statement that was declared effective by the SEC on March 13, 2015.

Acquisition of Cholic Acid

On January 12, 2015, the Company announced the signing of a definitive agreement under which it acquired the exclusive right to purchase from Asklepion Pharmaceuticals, LLC (“Asklepion”), all worldwide rights, titles, and ownership of Cholbam™ (cholic acid) for the treatment of bile acid synthesis defects, if approved by the FDA. Under the terms of the agreement, Retrophin paid Asklepion an upfront payment of $5.0 million and agreed to pay milestones based on FDA approval and net product sales, plus tiered royalties on future net sales of Cholbam™. Retrophin secured a commitment for a line of credit from its existing lenders to cover necessary payments (see Note 10).

On March 18, 2015, the Company announced that the FDA approved Cholbam™ capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for patients with peroxisomal disorders (including Zellweger spectrum disorders). As a result of the approval, Retrophin exercised its right to purchase from Asklepion all worldwide rights, titles, and ownership of Cholbam™ and related assets. The FDA also granted Asklepion a Rare Pediatric Disease Priority Review Voucher ("Pediatric PRV"), awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. This Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to Retrophin under the original terms of the agreement with Asklepion. The Pediatric PRV is classified as a current asset in the condensed consolidated balance sheet as the Company intends to sell the Pediatric PRV in 2015, and is currently in negotiations.

On March 31, 2015, the Company completed its acquisition from Asklepion of all worldwide rights, titles and ownership of Cholbam™, including all related contracts, data assets, intellectual property, regulatory assets and the Pediatric PRV (see Note 5). The Company utilized cash proceeds from its 2015 public offering to complete the acquisition, and as a result, did not utilize the commitment from its lenders.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2015, and amended on March 13, 2015. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.  The December 31, 2014 balance sheet information was derived from the audited financial statements as of that date.

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

Restatement of Prior Quarters

We held a Special Meeting of Stockholders on February 3, 2015, at which our stockholders voted to approve a proposal ratifying the prior issuance of stock options to purchase 1,928,000 shares of common stock and 230,000 restricted shares of common stock granted to employees between February 24, 2014 and August 18, 2014 (the “Ratified Equity Grants”). Our Form 10-Q for the three months ended March 31, 2014 contained errors related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants, because the grant/measurement date of the Ratified Equity Grants for financial accounting purposes did not occur until their ratification at the Special Meeting of Stockholders on February 3, 2015. In addition, our Form 10-Q for the three months ended March 31, 2014 contained errors related to certain consulting agreements entered into by the Company, pursuant to which an expense and a settlement liability related to the entire amount of the stock to be issued under such consulting agreements should have been taken and revaluated at each reporting period based on changes in the Company’s stock price, until the stock had been entirely issued. We believe that the errors in the Form 10-Q for the three months ended March 31, 2014 do not cause the financial statements included therein to be misleading, and therefore such financial statements can still be relied upon. However, we have corrected such errors, including any related disclosures, in this Form 10-Q for the three months ended March 31, 2015, and will restate future quarters to correct such errors, as applicable. The impact for the three months ended March 31, 2014, was an increase to operating expenses of $5.1 million, and an increase in net loss of $5.1 million.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by two years to December 15, 2018 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance, if any, on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has chosen not to early adopt this standard.

NOTE 4.  INCOME TAXES

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-

recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2015 and December 31, 2014, the Company had recorded an indemnification asset with a corresponding liability in the amount of $1.5 million, respectively, for an uncertain tax position related to the acquisition of Manchester Pharmaceuticals, LLC. The Company is indemnified with respect to the liability and has recorded an indemnification asset on the balance sheet.

In connection with the acquisition of Cholbam™, the Company recorded a deferred tax liability of $39.9 million. Based on the fact that the reversal of the deferred tax liability is viewed as a source of income pursuant to ASC 740, the Company was able to reduce its existing valuation allowance by $39.9 million in the first quarter. The deferred tax liabilities supporting the ability to realize the deferred tax assets in the above acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to those deferred tax assets.

NOTE 5.  BUSINESS ACQUISITION

Acquisition of Cholic Acid

On January 12, 2015, the Company announced the signing of a definitive agreement under which it acquired the exclusive right to purchase from Asklepion, all worldwide rights, titles, and ownership of Cholbam™ (cholic acid) for the treatment of bile acid synthesis defects, if approved by the FDA. Under the terms of the agreement, Retrophin paid Asklepion an upfront payment of $5.0 million and agreed to pay milestones based on FDA approval and net product sales, plus tiered royalties on future net sales of Cholbam™.

On March 18, 2015, the Company announced that the FDA has approved Cholbam™ capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for patients with peroxisomal disorders (including Zellweger spectrum disorders). As a result of the approval, Retrophin exercised its right to purchase from Asklepion all worldwide rights, titles, and ownership of Cholbam™ and related assets. The FDA also granted Asklepion a Pediatric PRV, awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. This Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to Retrophin under the original terms of the agreement with Asklepion. The Pediatric PRV is classified as a current asset in the condensed consolidated balance sheet as the company intends to sell the Pediatric PRV in 2015, and is currently in negotiations.

On March 31, 2015, the Company completed its acquisition from Asklepion of all worldwide rights, titles and ownership of Cholbam™, including all related contracts, data assets, intellectual property, regulatory assets and the Pediatric PRV, in exchange for a cash payment of $28.4 million, in addition to approximately 661,279 shares of the Company’s common stock (initially valued at $9 million at the time of the Purchase Agreement, and $15.8 million at the time of acquisition completion date). The Company may also be required to pay contingent consideration consisting of milestones and tiered royalties with a present value of $42.2 million.

The Pediatric PRV is fair valued at $96.3 million. In this valuation process, we considered various factors which included data from recent sales of similar vouchers. The consideration paid did not contemplate the voucher because the issuance of a voucher is extremely rare. Therefore when the FDA granted the Pediatric PRV with the Cholbam™ approval, a gain resulted.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805. The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired product rights-Cholbam™, Pediatric PRV, trade names and developed technologies, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Management’s valuation is preliminary. Once the valuation is complete, the Company will make any necessary adjustments.

The purchase price allocation of $91.5 million as of the Asklepion closing date of March 31, 2015 was as follows:

Amount (in thousands)
Cash paid upon consummation	$33,429
Present value of contingent consideration	42,209
Fair Value of 661,279 Shares issued to Asklepion	15,844
Total Purchase Price	$91,482

Fair Value of Assets Acquired
Acquired product rights-Cholbam™ (Intangible Asset)	$82,915
Pediatric Priority Review Voucher	96,250
Inventory	777
Total Allocation of Purchase Price	$179,942
Bargain Purchase Gain	(88,460)
Total Purchase Price	$91,482

The bargain purchase gain of $88.5 million is shown net of tax of $39.9 million for a net gain of $48.6 million on the consolidated statements of operations.

Unaudited pro forma information for the transaction completed in the current quarter is not presented, because the effects of such transaction is considered immaterial to the Company.

NOTE 6. MARKETABLE SECURITIES

The Company measures marketable securities on a recurring basis. Generally, the types of securities the Company invests in are traded on a market such as the NASDAQ Global Market, which the Company considers to be Level 1 inputs.

Marketable securities at March 31, 2015 consisted of the following:

	Cost	Unrealized Gains	Estimated Fair Value

Marketable securities available-for-sale	$5,095,807	$1,064,155	$6,159,962

Marketable securities at December 31, 2014 consisted of the following:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Marketable securities available-for-sale	$5,160,558	$4,498,730	$(103,190)	$9,556,098

NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), pursuant to which instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company’s warrants are classified as liability instruments due to an anti-dilution provision that provides for a reduction to the exercise price of the warrants if the Company issues additional equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect.

The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash valuation adjustments within other income (expenses) in the Company’s accompanying consolidated statements of operations.  The Company recorded a loss on a change in the estimated fair value of warrants of $36.8 million and $53.6 million during the three months ended March 31, 2015 and 2014, respectively.

The Company calculated the fair value of the warrants using the Monte Carlo Simulation as of March 31, 2015 and the Binomial Lattice options pricing model as of December 31, 2014, and the assumptions are as follows:

	March 31, 2015	December 31, 2014
Fair value of common stock	$23.96	$12.24
Expected life (in years), represents the weighted average period until next liquidity event	5 years	.33 years
Risk-free interest rate	.86% – 1.32%	1.13-1.69%
Expected volatility	85-90%	85%
Dividend yield	0.00%	0.00%

Expected volatility is based on analysis of the Company’s volatility, as well as the volatilities of guideline companies. The risk free interest rate is based on the U.S. Treasury security rates for the remaining term of the warrants at the measurement date.

NOTE 8.  FAIR VALUE MEASUREMENTS

Financial Instruments and Fair Value

The Company accounts for financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are described below:

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

In estimating the fair value of the Company’s marketable securities available-for-sale, the Company used quoted prices in active markets.

In estimating the fair value of the Company’s derivative liabilities, the Company used the Monte Carlo Simulation as of March 31, 2015 and the Binomial Lattice options pricing model as of December 31, 2014. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.

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

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2015:

	As of March 31, 2015	Fair Value Hierarchy at March 31, 2015
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$6,159,962	$6,159,962	$-	$-

Liabilities:
Derivative liability related to warrants	$63,390,000	$-	$-	$63,390,000
Acquisition-related contingent consideration	$51,599,287	$-	$-	$51,599,287

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

The following table sets forth a summary of changes in the estimated fair value of the Company’s derivative financial instruments, warrants liability for the period from January 1, 2015 through March 31, 2015:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2015	$27,990,000
Reclassification of derivative liability to equity upon exercise of warrants	(2,402,960)
Issuance of warrants	1,050,000
Change in estimated fair value of liability classified warrants	36,752,960
Balance at March 31, 2015	$63,390,000

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820.

The following table sets forth a summary of changes in the estimated acquisition-related contingent consideration for the period from January 1, 2015 through March 31, 2015:

Fair Value Measurements of Acquisition-Related Contingent Consideration
Balance at January 1, 2015	$11,637,227
Present value of contingent consideration of Cholbam™, upon acquisition	42,209,446
Decrease of contingent consideration, asset divestiture	(603,663)
Contractual Payments	(1,643,723)
Balance at March 31, 2015	$51,599,287

NOTE 9. INTANGIBLE ASSETS

As of March 31, 2015, the net book value of amortizable intangible assets was approximately $169.8 million. Amortization expense recorded as research and development expenses amounted to $0.2 million and $0.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Amortization expense recorded as general and administrative expenses amounted to $1.5 million and $0 for the three months ended March 31, 2015 and March 31, 2014, respectively.

Amortizable intangible assets as of March 31, 2015 consisted of the following:

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired product rights-Cholbam™	$82,915,120	$-	$82,915,120
Product Rights-Chenodal®	67,849,000	(4,295,710)	63,553,290
Thiola® License	17,546,681	(1,262,809)	16,283,872
Carbetocin Assets	5,567,736	(570,568)	4,997,168
Ligand License	2,300,000	(576,533)	1,723,467
Customer Relationships	403,000	(40,819)	362,181
Trade Name	175,000	(175,000)	-
Total	$176,756,537	$(6,921,439)	$169,835,098

Amortizable intangible assets as of December 31, 2014 consisted of the following:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Product Rights-Chenodal®	$71,372,000	$(3,419,603)	$67,952,397
Thiola® License	15,049,648	(870,607)	14,179,041
Syntocinon License	5,000,000	(190,437)	4,809,563
Carbetocin Assets	5,567,736	(429,493)	5,138,243
Ligand License	2,300,000	(526,578)	1,773,422
Customer Relationships	403,000	(30,890)	372,110
Trade Name	175,000	(134,246)	40,754
Total	$99,867,384	$(5,601,854)	$94,265,530

NOTE 10.   NOTES PAYABLE

Convertible Notes Payable

On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. At March 31, 2015 and December 31, 2014, the aggregate carrying value of the Notes was $43.4 million and $43.3, respectively, which bore a weighted average annual interest rate of 4.5% during the three months ended March 31, 2015 and December 31, 2014, respectively.

Credit Facility

On June 30, 2014, the Company entered into a $45 million Credit Agreement (“Credit Facility”) which matures on June 30, 2018 and bears interest at an annual rate of (i) the Adjusted LIBOR Rate (as such term is defined in the Credit Facility) plus 10.00% or (ii) in certain circumstances, the Base Rate (as such term is defined in the Credit Agreement) plus 9.00% and is payable quarterly. The Credit Facility contains certain financial and non-financial covenants. The Company was in compliance with all of its debt covenants as of March 31, 2015.

At December 31, 2014, the Company reclassified the note payable to short term due to its inability to meet debt covenant requirements related to its cash balances over the next twelve months. On March 24, 2015, the Company received $140.0 million in proceeds from its equity financing, therefore, the Company expects to have the ability to meet future covenant requirements and therefore reclassified the debt back to long term.

On January 12, 2015, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Facility in which the Company obtained a commitment letter from Athyrium Capital Management, LLC and Perceptive Credit Opportunities Fund, LP (collectively, the “Lenders”), the Company’s existing lenders, providing a commitment for a senior secured incremental term loan under the Company’s existing term loan facility in an aggregate principal amount of $30.0 million, which could be drawn down at the Company’s option to finance the acquisition of the Cholbam™ assets from Asklepion.

As consideration for Amendment No. 3, the Company made a $0.6 million cash payment to the Lenders, recorded in finance expense in the consolidated statements of operations, and issued the Lenders warrants initially exercisable to purchase up to an aggregate of 125,000 shares of the Company’s common stock which were valued at $1.1 million on January 12, 2015 and are recorded in interest expense in the consolidated statements of operations. Due to the closing of the public offering on March 24, 2015, the Company received cash proceeds of $140.0 million, after deducting underwriting fees and other offering costs, which the Company used to make the $27.0 million payment due to Asklepion upon the closing of the Company’s acquisition of the Cholbam™ assets, and as a result, the Company did not utilize the commitment from the lenders.

On March 24, 2015, the Company entered into Amendment No. 4 to the Credit Facility, which amended the Credit Facility to make certain changes to the definition of “change of control” contained therein.

At March 31, 2015 and December 31, 2014, the aggregate carrying value of the Credit Facility was $40.8 million and $40.5, respectively, which bore a weighted average annual interest rate of 11.0% during the three months ended March 31, 2015 and December 31, 2014, respectively.

Total interest income (expense), net, recognized was $3.8 million expense and $536 income for the three months ended March 31, 2015 and 2014, respectively.

Debt Maturities

The stated maturities of the Company’s long-term debt are as follows (in millions) as of March 31, 2015:

2015	$-
2016	-
2017	-
2018	45
2019	46
Thereafter	-
$91

NOTE 11.    INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share is calculated as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Shares	EPS	Shares	EPS
Basic Earnings per Share	27,157,883	$1.46	23,334,967	$(3.25)
Employee Stock Options	368,962
Convertible Debt	2,642,160
Restricted Common Stock	211,688
Diluted Earnings per Share	30,380,694	$1.32	23,334,967	$(3.25)

Basic net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding.

At March 31, 2015, warrants and portions of unvested employee stock options were excluded from the calculation because they were anti-dilutive. At March 31, 2014, common stock options, restricted stock units, and warrants were excluded from the calculation because they were anti-dilutive.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Leases and Sublease Agreements

On October 1, 2013, the Company entered into building lease for office space located at One Kendall Square in Cambridge, Massachusetts. In August 2014, Retrophin ceased use of the facility at One Kendall Square and all employees formerly located at this facility moved into the new facility on Binney Street, Cambridge, Massachusetts. In March 2015, the Company entered into a termination agreement with the landlord and paid an $80,000 lease termination fee.

On February 28, 2014, the Company amended its lease agreement for its offices located in Carlsbad, California. In October 2014, Retrophin ceased use of this facility, and all employees formerly located at that facility moved into the new headquarters facility in San Diego, California. In March 2015, the Company entered into an agreement to sublease the Carlsbad California lease for a three year term with an annual rent of approximately $56,000 annually with annual rent escalations.

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

Contractual Commitments

The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of March 31, 2015:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$2,339,386	$1,019,627	$1,319,759	$-	$-
Other commitments	3,073,575	436,980	1,273,440	1,363,155	-
	$5,412,961	$1,456,607	$2,593,199	$1,363,155	$-

Legal Proceedings

On March 28, 2013, Chun Yi Huang (“Huang”) sued the Company, MSMB Group, MSMB Capital Management, LLC, Retrophin Pharmaceutical, Inc., Marek Biestek, and Martin Shkreli in state court in New York (Huang v. MSMB Group, Index No. 152829-2013). Huang claims that he is owed past due salary and benefits totaling $36,387. The Company answered the complaint in April 2013, and the parties have since been engaged in discovery. In June 2014, Huang’s counsel filed a motion seeking to be relieved as counsel for Huang. The Court denied that motion in October 2014. In September 2014, Huang noticed an appeal of a discovery order, which was withdrawn on February 25, 2015.

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

On October 20, 2014, a purported shareholder of the Company filed a putative class action complaint in federal court in the Southern District of New York against the Company, Mr. Shkreli, Marc Panoff, and Jeffrey Paley (Kazanchyan v. Retrophin, Inc., Case No. 14-cv-8376). On December 16, 2014, a second, related complaint was filed in the Southern District of New York against the same defendants (Sandler v. Retrophin, Inc., Case No. 14-cv-9915). The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ public disclosures during the period from November 13, 2013 through September 30, 2014. In December 2014, plaintiff Kazanchyan filed a motion to appoint lead plaintiff, to approve lead counsel, and to consolidate the two related actions. On February 10, 2015, the Court consolidated the two actions, appointed lead plaintiff, and approved lead counsel. Lead plaintiff’s filed a consolidated amended complaint on March 4, 2015. An initial pretrial conference is currently scheduled for June 4, 2015.

On January 7, 2014, the Company sued Questcor Pharmaceuticals, Inc. (“Questcor”) in federal court in the Central District of California (Retrophin, Inc. v. Questcor Pharmaceuticals, Inc., Case No. SACV14-00026-JLS). The Company contends that Questcor violated antitrust laws in connection with its acquisition of rights to the drug Synacthen, and seeks injunctive relief and damages. The Company has asserted claims under sections 1 and 2 of the Sherman Act, section 7 of the Clayton Act, California antitrust laws, and California’s unfair competition law. In August 2014, the Court denied Questcor’s motion to dismiss. The parties are now engaged in discovery. A trial is currently set for March 2016.

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

As of March 31, 2015 no accruals for loss contingencies have been recorded since these cases are neither probable nor reasonably estimable. From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 13.  STOCKHOLDERS’ EQUITY/DEFICIT

2015 Public Offering

On March 24, 2015, we completed a public offering of 7,866,000 shares of common stock at a price of $19.00 per share. We received net proceeds from the offering of $140.0 million, after deducting underwriting fees and other offering costs of $9.5 million. The shares of common stock were offered by us pursuant to a shelf registration statement that was declared effective by the SEC on March 13, 2015.

Restricted Shares

The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2015:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding December 31, 2014	691,668	$10.83
Granted	40,000	18.32
Vested	(97,999)	7.95
Forfeited/cancelled	(53,335)	11.47
Outstanding March 31, 2015	580,334	$12.07

Stock Options

The following table summarizes information about stock option activity during the three months ended March 31, 2015:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,892,208	$10.93
Granted	320,000	14.08
Exercised	(16,525)	12.84
Forfeited/cancelled	(208,125)	12.40
Outstanding at March 31, 2015	4,987,558	$10.67

At March 31, 2015, outstanding options to purchase 1.5 million shares were exercisable with a weighted-average exercise price per share of $9.88.

Share Based Compensation

Total employee non-cash stock-based compensation by operating statement classification is as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Selling, General & Administrative-Consultants	$-	$1,525,065
Selling, General & Administrative	3,353,580	1,332,078
Research & Development	2,219,697	547,733
Total	$5,573,277	$3,404,876

Exercise of Warrants

During the three months ended March 31, 2015, the Company issued 124,334 shares of common stock upon the exercise of warrants for cash, pursuant to which the Company received $0.5 million. The Company reclassified $2.4 million derivative liability as equity for the value of these warrants on the date of exercise. The warrants were revalued immediately prior to exercise and the change in the fair value of the warrants was recorded as other expense in the condensed consolidated financial statements of the Company. The number of warrants outstanding at March 31, 2015 was 3,422,021.

NOTE 14.  SALE OF ASSETS

On January 9, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals A.G. (“Turing Pharmaceuticals”), pursuant to which the Company sold Turing Pharmaceuticals its ketamine licenses and assets (the “Assets”) for a purchase price of $1.0 million. Turing Pharmaceuticals also assumed all future liabilities related to the Assets.

On February 12, 2015, the Company, its wholly-owned subsidiaries Manchester Pharmaceuticals LLC (“Manchester”) and Retrophin Therapeutics International, LLC (collectively, the “Sellers”), entered into a purchase agreement with Waldun Pharmaceuticals, LLC (“Waldun”), pursuant to which the Sellers sold Waldun their product rights to Vecamyl for a purchase price of $0.7 million. Waldun in turn sold Vecamyl to Turing Pharmaceuticals. In connection therewith, on February 12, 2015, the Company and Manchester entered into an asset purchase agreement with Turing Pharmaceuticals, pursuant to which the Company and Manchester sold Turing Pharmaceuticals their Vecamyl inventory for a purchase price of $0.3 million. Turing Pharmaceuticals also assumed certain liabilities related to the Vecamyl product rights and inventory.

On February 12, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals, pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon licenses and assets, including related inventory, for a purchase price of $1.1 million. Turing Pharmaceuticals assumed certain liabilities related to the Syntocinon assets and licenses.

In conjunction with the sale of the Vecamyl, Syntocinon and ketamine assets, the Company recorded a gain of $0.2 million and wrote off the unamortized book value of the Vecamyl Product Rights Intangible Asset of $3.3 million and Syntocinon License Intangible Asset of $4.8 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC) on March 11, 2015, and amended on March 13, 2015. Past operating results are not necessarily indicative of results that may occur in future periods.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a fully integrated biopharmaceutical company with approximately 120 employees headquartered in San Diego, California focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.

We currently sell the following three products:

•	Chenodal® is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal® has been the standard of care for CTX patients for more than three decades and the Company is currently pursuing adding this indication to the label.

•	Thiola® is approved in the United States for the prevention of cysteine (kidney) stone formation in patients with severe homozygous cystinuria.

•	Cholbam™ is approved in the United States and Europe for the treatment of bile acid synthesis disorders due to single enzyme defects. In the United States it is further indicated for treatment patients with peroxisomal disorders.

On January 9, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals A.G. (“Turing Pharmaceuticals”), a company controlled by the Company’s former CEO, pursuant to which the Company sold Turing Pharmaceuticals its ketamine licenses and assets for a purchase price of $1.0 million. Turing Pharmaceuticals also assumed all future liabilities related to the Assets.

On February 12, 2015, the Company, its wholly-owned subsidiaries Manchester Pharmaceuticals LLC (“Manchester”) and Retrophin Therapeutics International, LLC (collectively, the “Sellers”), entered into a purchase agreement with Waldun Pharmaceuticals, LLC (“Waldun”), pursuant to which the Sellers sold Waldun their product rights to Vecamyl for a purchase price of $0.7 million. Waldun in turn sold Vecamyl to Turing Pharmaceuticals. In connection therewith, on February 12, 2015, the Company and Manchester entered into an asset purchase agreement with Turing Pharmaceuticals, pursuant to which the Company and Manchester sold Turing Pharmaceuticals their Vecamyl inventory for a purchase price of $0.3 million. Turing Pharmaceuticals also assumed certain liabilities related to the Vecamyl product rights and inventory.

On February 12, 2015, the Company entered into an asset purchase agreement with Turing Pharmaceuticals, pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon licenses and assets, including related inventory, for a purchase price of $1.1 million. Turing Pharmaceuticals also assumed certain liabilities related to the Syntocinon assets and licenses.

We held a Special Meeting of Stockholders on February 3, 2015, at which our stockholders voted to approve a proposal ratifying the prior issuance of stock options to purchase 1,928,000 shares of common stock and 230,000 restricted shares of common stock granted to employees between February 24, 2014 and August 18, 2014 (the “Ratified Equity Grants”). Our Form 10-Q for the three months ended March 31, 2014 contained errors related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants, because the grant/measurement date of the Ratified Equity Grants for financial accounting purposes did not occur until their ratification at the Special Meeting of Stockholders on February 3, 2015. In addition, our Form 10-Q for the three months ended March 31, 2014 contained errors related to certain consulting agreements entered into by the Company, pursuant to which an expense and a settlement liability related to the entire amount of the stock to be issued under such consulting agreements should have been taken and revaluated at each reporting period based on changes in the Company’s stock price, until the stock had been entirely issued. We believe that the errors in the Form 10-Q for the three months ended March 31, 2014 do not cause the financial statements included therein to be misleading, and therefore such financial statements can still be relied upon. However, we have corrected such errors, including any related disclosures, in this Form 10-Q for the three months ended March 31, 2015, and will restate future quarters to correct such errors, as 1applicable. The impact for the three months ended March 31, 2014, was an increase to operating expenses of $5.1 million, and an increase in net loss of $5.1 million.

On March 24, 2015, we completed a public offering of 7,866,000 shares of common stock at a price of $19.00 per share. We received net proceeds from the offering of $140.0 million, after deducting underwriting fees and other offering costs of $9.5 million. The shares of common stock were offered by us pursuant to a shelf registration statement that was declared effective by the SEC on March 13, 2015.

On January 12, 2015, the Company announced the signing of a definitive agreement under which it acquired the exclusive right to purchase from Asklepion, all worldwide rights, titles, and ownership of Cholbam™ (cholic acid) for the treatment of bile acid synthesis defects, if approved by the FDA. Under the terms of the agreement, Retrophin paid Asklepion an upfront payment of $5.0 million and agreed to pay milestones based on FDA approval and net product sales, plus tiered royalties on future net sales of Cholbam™.

On March 18, 2015, the Company announced that the FDA approved Cholbam™ capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for patients with peroxisomal disorders (including Zellweger spectrum disorders). As a result of the approval, Retrophin exercised its right to purchase from Asklepion all worldwide rights, titles, and ownership of Cholbam™ and related assets. The FDA also granted Asklepion a Rare Pediatric Disease Priority Review Voucher ("Pediatric PRV"), awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. This Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to Retrophin under the original terms of the agreement with Asklepion. The Pediatric PRV is classified as a current asset in the condensed consolidated balance sheet as the company intends to sell the Pediatric PRV in 2015, and is currently in negotiations.

On March 31, 2015, the Company completed its acquisition from Asklepion of all worldwide rights, titles and ownership of Cholbam™, including all related contracts, data assets, intellectual property, regulatory assets and the Pediatric PRV, in exchange for a one-time cash payment of $28.4 million, in addition to approximately 661,279 shares of the Company’s common stock (initially valued at $9 million at the time of the Purchase Agreement, and $15.8 million at the time of acquisition completion date). The Company may also be required to pay contingent consideration consisting of milestones and tiered royalties with a present value of $42.2 million.

Products and Research and Development Programs

Changes to Product and Research and Development Programs

In conjunction with the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses to Turing Pharmaceuticals, the Company has stopped future investment in these products.

Product/Program
Pre-Clinical
Phase I
Phase II
Phase III
Market
Cholbam:
Bile acid synthesis disorders due to single enzyme defects
Peroxisomal disorders
Thiola:
Cystinuria
Chenodal:
Gallstones/CTX*
Sparsentan:
Focal Segmental Glomerulosclerosis
RE-024:
Pantothenate Kinase Associated Neurodegeneration
RE-034:
Multiple Indications
Discovery Programs:
Undisclosed Rare Disease Targets

* Chenodal is not currently indicated for CTX but is the standard of care for that disease.

Cholbam™

On March 18, 2015, the Company announced that the U.S. Food and Drug Administration (FDA) approved Cholbam™ capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for patients with peroxisomal disorders (including Zellweger spectrum disorders).  The effectiveness of Cholbam™ has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders. There are approximately 30 patients currently receiving Cholbam™ through an open label extension of these trials. The estimated incidence of bile acid synthesis disorders due to single enzyme defects is 1 to 9 per million live births. Peroxisomal disorders are believed to affect approximately 1 in 50,000 live births.

Thiola® (Tiopronin)

Thiola® is approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause long term kidney damage in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The worldwide prevalence of the disease is believed to be one in 7,000. We have built a salesforce to promote Thiola® to targeted physicians and are exploring alternative formulations that may enhance the value of Thiola® for patients with cystinuria.

Chenodal® (chenodiol tablets)

Chenodal® is a synthetic oral form of chenodeoxycholic acid, a naturally occurring primary bile acid synthesized from cholesterol in the liver, indicated for the treatment of radiolucent stones in well-opacifying gallbladders in whom selective surgery would be undertaken except for the presence of increased surgical risk due to systemic disease or age. Discussions with the FDA have been initiated to determine the path for revising the Chenodal® label to include CTX, a rare genetic disease which causes multiple symptoms including neurologic impairment. Chenodeoxycholic acid has been utilized as the standard of care for CTX patients for several decades.

Sparsentan

Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with selectivity toward endothelin receptor type A. We are developing Sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease. We are currently enrolling patients for the DUET Phase 2 clinical study of Sparsentan for the treatment of FSGS and we expect approximately 100 patients to be enrolled. Based on the robustness of the data obtained in the DUET study, we may be able to support an application for accelerated approval for Sparsentan on the basis of proteinuria as a surrogate endpoint. In the first quarter of 2015, sparsentan was granted orphan drug designation.

RE-024

The Company is developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. There are currently no viable treatment options for patients with PKAN.  RE-024 is a phosphopantothenate prodrug therapy that aims to restore levels of this key substrate in PKAN patients.  Certain ex-US health regulators have approved the initiation of dosing RE-024 in PKAN under physician-initiated studies in accordance with local regulations in their respective countries.   The Company filed a U.S. IND for RE-024 in the first quarter of fiscal 2015 to support the initiation of Company-sponsored studies which became effective on April 28, 2015. RE-024 was granted orphan drug designation on May 5, 2015.

RE-034 (Tetracosactide Zinc)

RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in ACTH formulated using a novel process by Retrophin.  RE-034 exhibits similar physiological actions as endogenous ACTH by binding to melanocortin receptors, resulting in its anti-inflammatory and immunomodulatory effects. Retrophin has successfully formulated and manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration.  Retrophin continues preclinical development of RE-034 to enable multiple strategic options, which may include the initiation of IND-enabling studies in 2015.

Results of Operations

Results of Operations for the Three Month Period Ended March 31, 2015 compared to the Three Month Period Ended March 31, 2014

Net Product Sales: Net product sales were $17.4 million and $27,900 for the three month period ended March 31, 2015 and 2014, respectively. Our first sales were generated in March of 2014 after completing the acquisition of all of the membership interests of Manchester on March 26, 2014 for Chenodal® and Vecamyl®, and entering a license agreement in May 2014 with Mission for the U.S. marketing rights to Thiola®.

Operating Expenses: Our operating expenses for the three month period ended March 31, 2015 were $25.5 million compared to $22.1 million for the three month period ended March 31, 2014, an increase of $3.4 million. The operating expenses increase is attributable to an increase in our cost of goods sold of $0.3 million, and an increase in our research and development expenses of $3.4 million, offset by a decrease in selling general and administrative expenses of $0.3 million. The increase in cost of goods sold is due to the increase in sales for the same period. The increase in R&D expenses reflects the addition of employees and other expenses to support the additional programs in the pipeline in 2015 compared to 2014. In addition, 2015 has expenses related to the DUET Phase II study with active sites that had not commenced as of March 31, 2014. The decrease in selling general and administrative expenses is due to a decrease in professional fees of $8.0 million, offset by increases in compensation of $4.4 million, amortization of intangible assets of $1.5 million, and commercial and general expenses of $1.8 million.

Other Income/Expenses: Other income for the three month period ended March 31, 2015 was $7.7 million compared to other expense of $53.6 million for the three month period ended March 31, 2014 which represents an increase of $61.3 million. The other income/expense change was primarily attributable to the bargain purchase gain of $48.6 million due to the purchase of Cholbam™ and the receipt of a Pediatric PRV from the FDA, a decrease in the change in the fair value of derivative financial instruments of $16.8 million, an increase in the realized gains on the sale of marketable securities of $0.1 million, and an increase of other income of $0.2 million, offset by an increase in interest expense of $3.8 million as the Company entered into a $46 million convertible notes purchase agreement and a $45 million Credit Agreement in the second quarter of 2014, and an increase in finance expense of $0.6 million.

Net Income (Loss): Our net income for the three month period ended March 31, 2015 was $39.7 million compared to a net loss of $75.7 million for the three month period ended March 31, 2014. The change in our net income in 2015 as compared to 2014 of $115.4 million is primarily due to the bargain purchase gain recorded as a result of the Cholbam™ acquisition of $48.6 million, higher revenue of $17.3 million, lower other expense of $12.8 million, and a tax benefit change of $40.1 million, offset by higher operating expenses of $3.4 million, all as discussed above.

Income Tax Benefit (Provision): For the three months ended March 31, 2015 the Company recorded a tax benefit of approximately $40.0 million as opposed to a $0.1 million tax expense for the three months ended March 31, 2014. The benefit (see Note 4) was due to the deferred tax liabilities recorded in the acquisition of Cholbam™ which provided a source of income to reduce the Company’s existing valuation allowance.

Liquidity and Capital Resources

On March 24, 2015, we completed a public offering of 7,866,000 shares of common stock at a price of $19.00 per share. We received net proceeds from the offering of $140.0 million, after deducting underwriting fees and other offering costs of $9.5 million.

The shares of common stock were offered by us pursuant to a shelf registration statement declared effective by the SEC on March 13, 2015. The shelf registration statement allowed us to issue shares of our common stock, preferred stock, debt securities and warrants, up to a total aggregate offering price of $125.0 million from time to time in one or more offerings. As of March 31, 2015, we had sold all amounts available under this shelf registration statement.

We believe that our existing capital resources and projected revenues will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that these capital resources and projected revenues will be sufficient to maintain all of our research or development programs and commercialization operations. The amount and timing of expenditures will vary depending upon a number of factors.

We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail our research or development programs and commercialization operations. We cannot assure you that we will successfully generate revenues sufficient to enable us to earn a profit.

Convertible Notes Payable

On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. At March 31, 2015 and December 31, 2014, the aggregate carrying value of the Notes was $43.4 million and $43.3, respectively, which bore a weighted average annual interest rate of 4.5% during the three months ended March 31, 2015 and December 31, 2014, respectively.

Credit Facility

On June 30, 2014, the Company entered into a $45 million Credit Agreement (“Credit Facility”) which matures on June 30, 2018 and bears interest at an annual rate of (i) the Adjusted LIBOR Rate (as such term is defined in the Credit Facility) plus 10.00% or (ii) in certain circumstances, the Base Rate (as such term is defined in the Credit Agreement) plus 9.00% and is payable quarterly. The Credit Facility contains certain financial and non-financial covenants. The Company was in compliance with all of its debt covenants as of March 31, 2015.

On January 12, 2015, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Facility in which the Company obtained a commitment letter from Athyrium Capital Management, LLC and Perceptive Credit Opportunities Fund, LP (collectively, the “Lenders”), the Company’s existing lenders, providing a commitment for a senior secured incremental term loan under the Company’s existing term loan facility in an aggregate principal amount of $30.0 million, which could have been drawn down at the Company’s option to finance the acquisition of the Cholbam™ assets from Asklepion.

As consideration for Amendment No. 3, the Company made a $0.6 million cash payment to the Lenders, recorded in financing fees in the consolidated statements of operations, and issued the Lenders warrants initially exercisable to purchase up to an aggregate of 125,000 shares of the Company’s common stock which were valued at $1.1 million on January 12, 2015 and are recorded in interest expense in the consolidated statements of operations. Due to the closing of the public offering on March 24, 2015, the Company received cash proceeds of $140.0 million, after deducting underwriting fees and other offering costs, which the Company used to make the $27.0 million payment due to Asklepion upon the closing of the Company’s acquisition of the Cholbam™ assets, and as a result, the Company will not draw down on the incremental term loan.

On March 24, 2015, the Company entered into Amendment No. 4 to the Credit Facility, which amended the Credit Facility to make certain changes to the definition of “change of control” contained therein.

At March 31, 2015 and December 31, 2014, the aggregate carrying value of the Credit Facility was $40.8 million and $40.5, respectively, which bore a weighted average annual interest rate of 11.0% during the three months ended March 31, 2015 and December 31, 2014 respectively.

Clinuvel

On July 17, 2014, we made a proposal to the board of directors of Clinuvel Pharmaceuticals Limited (“Clinuvel”) to acquire all of the outstanding shares of Clinuvel for either 0.175 shares of common stock of the Company or $2.03 in cash per share for an aggregate purchase price of approximately $89 million. The Company has since abandoned this strategy and plans to liquidate its positions in Clinuvel over time. As of March 31, 2015, we had remaining approximately $6.2 million of the outstanding shares of Clinuvel. Our goal is ultimately to dispose of our equity interest in Clinuvel and use the cash generated from stock sales for working capital purposes. However, these shares may not appreciate in value and, in fact, may decline value. Accordingly, we may not be able to realize gains from our interest in Clinuvel, and any gains that we do realize on the disposition of any of these shares may not be sufficient to offset any other losses we experience.

Cash Flows from Operating Activities

Operating activities used approximately $7.3 million of cash during the three month period ended March 31, 2015 compared $9.8 million for the three month period ended March 31, 2014. The decrease of $2.5 million was the result of a change from net loss to net income quarter over quarter of $108.9 million, primarily driven by a bargain purchase gain of $48.6 million, decreases in non-cash charges of $52.2 million, and a net change in operating assets and liabilities of $5.6 million. Cash used in operations has decreased as we have increased our focus on our operating expenses and reviewed our pipeline which resulted in an overall reduction in operating expenses from March 2014 to March 2015.

Cash Flows from Investing Activities

Cash used in investing activities for the three month period ended March 31, 2015 was $29.9 million compared to $31.1 million for the three month period ended March 31, 2014. The decrease of $1.3 million was the result of an increase in cash paid upon acquisition of $4.2 million, and a decrease in proceeds from sale of marketable securities of $1.3 million, offset by cash received upon divestiture of asset of $3.3 million, a decrease in the purchase of marketable securities of $2.7 million, and a net decrease in cover securities sold, not yet purchased of $0.7 million. The increase in cash paid upon acquisition of $4.2 million is the acquisition of the purchase of Cholbam™ in the first quarter of fiscal 2015 compared to the acquisition of Manchester Pharmaceuticals in the first quarter of 2014.

Cash Flows from Financing Activities

For the three month period ended March 31, 2015, cash provided by financing activities was $139.2 million compared to $38.6 million during the three month period ended March 31, 2014. The increase of $100.6 million was primarily a result of the increase in proceeds of $103.4 million from the $140.0 million March 2015 public offering compared to the $36.8 million January 2014 public offering.

Other Matters

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015.

Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance, if any on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has chosen not to early adopt this standard.

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

Off Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (referred to as our CEO) and our Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of March 31, 2015, however, we are in the process of documenting and testing our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2015.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, or misstatement, due to error, if any, with the company have been detected. While we believe that our disclosure controls and procedures and internal control over financial reporting are and have been effective, in light of the foregoing we intend to continue to examine and refine our disclosure controls and procedures and internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, except those controls that were added to remediate the material weaknesses disclosed in our 2014 Form 10-K, and also disclosed below.

As of December 31, 2014, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework.  Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.  In connection with the above assessment, Retrophin management identified a material weakness in the control environment relating to a certain member of senior management who did not demonstrate the appropriate level of control consciousness and, therefore, did not demonstrate a positive tone at the top of the organization and did not observe a diligent process relating to the review and approval of contracts. In addition, Retrophin’s management also identified a material weakness in the control environment relating to the granting and accounting for equity awards.

During 2014 and 2015, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weaknesses described above.

•	We have implemented a new accounting system which allows for us to generate data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports.

•	We have hired additional staff with expertise in applying complex accounting and financial reporting and disclosure rules required under GAAP and SEC reporting regulations.

•	We have hired additional staff to assist in segregating duties.

•	Effective October 2014, we appointed Gary A. Lyons and Jeffrey Meckler as independent members of the Board of Directors.

•	On November 10, 2014, Stephen Aselage became our Chief Executive Officer. Mr. Aselage has more than 30 years of pharmaceutical and biotechnology experience.

•	On November 17, 2014, Laura Clague became our Chief Financial Officer. Mrs. Clague has more than 30 years of experience in accounting and finance, and pharmaceutical and biotechnology experience.

•	On November 17, 2014, Margaret Valeur-Jensen, Ph.D. became our General Counsel. Ms. Valeur-Jensen has more than 25 years of experience working with public pharmaceutical and biotechnology companies.

•	On February 3, 2015, the Company held a Special Meeting of Stockholders at which the Company’s stockholders voted to approve a proposal ratifying the prior issuance of stock options to purchase 1,928,000 shares of common stock and 230,000 restricted shares of common stock granted to employees between February 24, 2014 and August 18, 2014. In fiscal 2015, the Company will institute controls over the granting and tracking of stock options.

•	Effective March 31, 2015, the Company announced that Timothy Coughlin was appointed as an independent member of the Board of Directors, effective March 31, 2015.

•	On April 1, 2015, the Company announced the appointment of Dr. John W. Kozarich to the Board of Directors as an independent director, effective immediately. Retrophin also announced its Board of Directors has named Jeffrey A. Meckler as the Company's next Chairman of the Board of Directors, effective after the annual meeting of stockholders to be held later this year.

As discussed above, we have strengthened our management team and continue to evaluate our controls and processes associated with granting and accounting for equity awards in order to remediate the material weaknesses disclosed in our 2014 10-K.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 28, 2013, Chun Yi Huang (“Huang”) sued the Company, MSMB Group, MSMB Capital Management, LLC, Retrophin Pharmaceutical, Inc., Marek Biestek, and Martin Shkreli in state court in New York (Huang v. MSMB Group, Index No. 152829-2013). Huang claims that he is owed past due salary and benefits totaling $36,387. The Company answered the complaint in April 2013, and the parties have since been engaged in discovery. In June 2014, Huang’s counsel filed a motion seeking to be relieved as counsel for

Huang. The Court denied that motion in October 2014. In September 2014, Huang noticed an appeal of a discovery order, which was withdrawn on February 25, 2015.

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

On October 20, 2014, a purported shareholder of the Company filed a putative class action complaint in federal court in the Southern District of New York against the Company, Mr. Shkreli, Marc Panoff, and Jeffrey Paley (Kazanchyan v. Retrophin, Inc., Case No. 14-cv-8376). On December 16, 2014, a second, related complaint was filed in the Southern District of New York against the same defendants (Sandler v. Retrophin, Inc., Case No. 14-cv-9915). The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ public disclosures during the period from November 13, 2013 through September 30, 2014. In December 2014, plaintiff Kazanchyan filed a motion to appoint lead plaintiff, to approve lead counsel, and to consolidate the two related actions. On February 10, 2015, the Court consolidated the two actions, appointed lead plaintiff, and approved lead counsel. Lead plaintiff’s filed a consolidated amended complaint on March 4, 2015. An initial pretrial conference is currently scheduled for June 4, 2015.

On January 7, 2014, the Company sued Questcor Pharmaceuticals, Inc. (“Questcor”) in federal court in the Central District of California (Retrophin, Inc. v. Questcor Pharmaceuticals, Inc., Case No. SACV14-00026-JLS). The Company contends that Questcor violated antitrust laws in connection with its acquisition of rights to the drug Synacthen, and seeks injunctive relief and damages. The Company has asserted claims under sections 1 and 2 of the Sherman Act, section 7 of the Clayton Act, California antitrust laws, and California’s unfair competition law. In August 2014, the Court denied Questcor’s motion to dismiss. The parties are now engaged in discovery. A trial is currently set for March 2016.

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

As of March 31, 2015 no accruals for loss contingencies have been recorded since these cases are neither probable nor reasonably estimable. From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Item 1A. Risk Factors.

The following risk factors do not reflect any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

Risks Related to the Development and Commercialization of Our Products and Product Candidates

*The commercial success of Chenodal®, Thiola® and Cholbam™ depends on them being considered to be effective drugs with advantages over other therapies.

The commercial success of our products Chenodal®, Thiola® and Cholbam™ depends on them being considered to be effective drugs with certain advantages over other therapies. A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing therapies, as well as the reimbursement policies of third-party payers, such as government and private insurance plans.

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

*Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

Our products are sold to patients whose healthcare costs are met by third-party payers, such as government programs, private insurance plans and managed-care programs. These third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement, if any, may be decreased in the future, and future healthcare reform legislation, regulations or changes to reimbursement policies of third party payers may otherwise adversely affect the demand for and price levels of our products, which could have a material adverse effect on our sales and profitability.

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

*We are dependent on third parties to manufacture and distribute our pharmaceutical products who may not fulfill their obligations.

We have no manufacturing capabilities and rely on third party manufacturers who are sole source suppliers for manufacturing of Chenodal® and Thiola®, respectively. In addition, we plan to rely on a third party for manufacturing of Cholbam™. The facilities used by our third party manufacturers must be approved by the FDA. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. If our third party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.

We currently have no in-house distribution channels for Chenodal®, Thiola® or Cholbam™ and we are dependent on a third-party specialty distributor, Dohmen Life Sciences Services to distribute such products. We rely on this distributor for all of our proceeds from sales of Chenodal®, Thiola® and Cholbam™ in the United States. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of such products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, distribution of Chenodal®, Thiola® and/or Cholbam™ could become disrupted, resulting in lost revenues, provider dissatisfaction, and/or patient dissatisfaction.

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

*Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates which could prevent or significantly delay their regulatory approval.

Our efforts to develop certain of our product candidates are at an early stage. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. We cannot assure that any future clinical trials of sparsentan, RE-024 and RE-034 will ultimately be successful.

Before obtaining regulatory approval to conduct clinical trials of our product candidates, we must conduct extensive preclinical tests to demonstrate the safety of our product candidates in animals. Preclinical testing is expensive, difficult to design and implement, and can take many years to complete. A failure of one or more of our preclinical studies can occur at any stage of testing. The Company has filed a U.S. IND and plans to initiate a Phase I study for RE-024 in 2015. Although we are currently exploring strategic alternatives for development of RE-034, which could be enabled for a U.S. IND in 2015, we cannot be certain that we will ever file an IND for RE-034.

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

There can be no assurance that the DUET Phase 2 clinical study for sparsentan will demonstrate that sparsentan is safe and effective for treating FSGS or that the data will support an application for accelerated approval by the FDA.

Clinical trials can be lengthy, complex and extremely expensive processes with uncertain results. Our product candidates are intended to treat IS, NS, PKAN and FSGS, each of which is a rare disease. Given that these development candidates are in the early stages of required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. For example, our ability to complete the sparsentan Duet study is dependent upon ability to enroll FSGS patients. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. To date, we are not aware of any product to treat PKAN or FSGS that has been approved by the FDA. As a result, we cannot be sure what endpoints the FDA will require us to measure in later-stage clinical trials of our product candidates.

FDA approval for a product requires substantial or extensive preclinical and clinical data and supporting documentation. The approval process may take years and may involve on-going requirements as well as post marketing obligations. FDA approval once obtained, may be withdrawn. If the regulatory approval for Thiola®, Chenodal® and/or Cholbam™ are withdrawn for any reason, it would have a material adverse impact on our sales and profitability. Further, we face risks relating to the postmarking obligations and commercial acceptance of Cholbam™, which was approved by the FDA on March 17, 2015.

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

We have invested a significant portion of our efforts and financial resources in the acquisition and development of our most advanced product candidates, sparsentan, RE-024 and RE-034. Our ability to generate product revenue from these development stage compounds, which we do not expect will occur for at least the next several years, if ever, may depend heavily on the successful development and commercialization of these product candidates. The successful commercialization of our future product candidates will depend on several factors, including the following:

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

*We may not be able to obtain orphan drug exclusivity for our product candidates. If our competitors are able to obtain orphan drug exclusivity for their products that are the same drug as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Although we have obtained orphan designation for Chenodal®, Cholbam™, Kolbam (EU), sparsentan, and RE-024, and expect to seek orphan drug designations from the FDA for RE-034, there can be no assurance that there will be any benefits associated with such designation, or that the FDA will grant orphan status. We also expect to seek drug orphan designation from the European Medicines Agency (the “EMA”), for sparsentan, RE-024 and RE-034. There can be no assurance that we will successfully obtain such designation. If we are unable to secure orphan status in either Europe or the United States it may have a material negative effect on our share price.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. Obtaining orphan drug exclusivity for RE-034, RE-024, and sparsentan may be important to the product candidate’s success. Even if we obtain orphan drug exclusivity for RE-034 and sparsentan for FSGS, we may not be able to maintain it. For example, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved before our product candidate is approved, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.

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

*We do not currently have patent protection for certain of our product candidates. If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. RE-024 is covered by our U.S. Patent No. 8,673,883, which was granted in 2014 and expires in 2033. In addition, our pending application covering methods of treating PKAN by administering RE-024 has been allowed by the U.S. Patent and Trademark Office. Sparsentan is covered by U.S. Patent No. 6,638,937, to which we have an exclusive license and which expires in 2019. Our RE-034 formulation is covered by a U.S. provisional patent application we filed in February 2015.

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

We have negotiated a license agreement for the rights to sparsentan which we are initially using in connection with the treatment of FSGS, from Ligand. Further, this license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we could lose our rights to sparsentan. We cannot be certain when or if we will file for patent protection for different indications for sparsentan, if we would be successful in obtaining these patents, or if we will be able to enforce these patents. If we are unsuccessful in obtaining patents for different uses of sparsentan, we may not be able to stop competitors from marketing sparsentan following expiration of our sparsentan composition of matter patent (i.e. U.S. Patent No. 6,638,937).

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

We rely on the manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our preclinical and clinical studies and will rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates.

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

We expect to experience significant growth in the number of our employees and the scope of our operations. We began 2014 with 26 employees and ended the year with approximately 110 employees having added sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. As of March 31, 2015, we had approximately 120 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.

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

*For the years ending December 31, 2013 and 2014, our management identified internal control deficiencies, which our management believed constituted material weaknesses. Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.

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

As of December 31, 2014, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework.  Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.  In connection with the above assessment, Retrophin management identified a material weakness in the control environment relating to a certain member of senior management who did not demonstrate the appropriate level of control consciousness and, therefore, did not demonstrate a positive tone at the top of the organization and did not observe a diligent process relating to the review and approval of contracts. In addition, Retrophin’s management also identified a material weakness in the control environment relating to the accounting for equity awards. In the first quarter of 2015 management implemented additional controls to remediate the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 associated with the control environment, including strengthening our management team and implementing additional controls and processes associated with granting and accounting for equity awards.

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

*We have incurred operating losses since our inception. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Management believes that we will continue to incur losses for the immediate future. For the year December 31, 2014, the Company generated revenue and is trying to achieve positive cash flow from operations. The Company expects to finance its cash needs from results of operations and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

At March 31, 2015, we had working capital surplus of approximately $131.4 million. Our accumulated deficit amounted to $142.7 million at March 31, 2015. As of March 31, 2015 and December 31, 2014, our stockholders’ equity was $168.6 million and our stockholders deficit was $37.3 million, respectively. Our net income for the three months ended March 31, 2015 was $39.7 million compared to a net loss of $75.7 million for the three months ended March 31, 2014, primarily due to the bargain purchase gain of $88.5 million. Net cash used in operating activities was $7.3 million for the three months ended March 31, 2015 compared to $9.8 million for the three months ended March 31, 2014. Operations since inception have been funded primarily with the proceeds from equity and debt financings and beginning in March 2014 from revenue from our marketed products. As of March 31, 2015, we had cash, cash equivalents and marketable securities of $126.3 million. We will continue to fund operations from cash on hand, product revenues, and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our development activities. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

We have devoted substantially all of our efforts to research and development, specifically our preclinical development activities. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several quarters and we are unable to predict the extent of any future losses. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing preclinical development of RE-034;

•	continue our ongoing preclinical development of RE-024 for the treatment of PKAN, and begin Company sponsored clinical trials of RE-024;

•	complete Phase 2 clinical development of sparsentan for the treatment of FSGS;

•	continue the research and development of additional product candidates;

•	seek regulatory approval of RE-034, RE-024, sparsentan, and additional product candidates;

•	expand our sales and marketing infrastructure to commercialize Cholbam™ and any new products for which we may obtain regulatory approval; and

•	expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.

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

*The market price for shares of our common stock may be volatile and purchasers of our common stock could incur substantial losses.

The price of our stock is likely to be volatile. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;

•	our ability to sell, and/or the price at which we are able to sell, our Pediatric PRV;

•	our entry into or the loss of a significant collaboration;

•	regulatory or legal developments in the United States and other countries, including changes in the health care payment systems;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions;

•	results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	public concern over our product candidates or any products approved in the future;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders; and

•	the other factors described in this “Risk Factors” section.

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

We are involved in various litigation matters, each described above in Part II, Item 1 “Legal Proceedings”. Although we intend to vigorously defend any claims for which we have been named as a defendant, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.  In addition, we are a plaintiff in a pending lawsuit, and we received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York.  While we are not named as a defendant or otherwise a target of these proceedings, such proceedings could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

Risks Related to our Indebtedness and Investments

*Our substantial indebtedness could adversely affect our financial condition.

As of March 31, 2015, we had approximately $84.2 million of total debt outstanding, all classified as long term. The total debt outstanding as of March 31, 2015 consists of the $45 million Credit Agreement dated June 30, 2014 (“Credit Facility”) as amended July 16, 2014, November 13, 2014, January 12, 2015 and March 25, 2015, and the Note Purchase Agreement dated May 29, 2014 relating to the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our Note Payable and interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.

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

*Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.

We and our subsidiaries may be able to incur additional debt in the future. Although our Credit Facility contains restrictions on our ability to incur additional indebtedness or make restricted payments, those restrictions are subject to a number of exceptions. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face. The Company was in compliance with all of its debt covenants as of March 31, 2015.

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

*We hold a significant stake in Clinuvel Pharmaceuticals, which could pose significant risks to our financial position and our stockholders.

On July 17, 2014, we made a proposal to the board of directors of Clinuvel Pharmaceuticals Limited (“Clinuvel”) to acquire all of the outstanding shares of Clinuvel for either 0.175 shares of common stock of the Company or $2.03 in cash per share for an aggregate purchase price of approximately $89 million. The proposal was rejected and as of March 31, 2015, we had remaining approximately $6.2 million of the outstanding shares of Clinuvel. The Company’s intention is liquidate our Clinuvel investment and use the cash generated from stock sales for working capital purposes. Due to the market for Clinuvel’s stock, the Company may not be able to readily liquidate our investment in Clinuvel, as a result, the Company may need to obtain additional equity and/or debt financing to fund operations. Our goal is ultimately to dispose of our shares in Clinuvel and realize gains upon our disposition of such shares. However, the shares we receive may not appreciate in value and, in fact, may decline value. Accordingly, we may not be able to realize gains from our interest in Clinuvel, and any gains that we do realize on the disposition of any shares may not be sufficient to offset any other losses we experience.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On May 7, 2015, we entered into an employment agreement with Alvin Shih, Ph.D., our Executive Vice President Research and Development (the “Employment Agreement”).  The Employment Agreement amends and restates our previous employment agreement entered into with Dr. Shih on May 23, 2014.  Pursuant to the terms of the Employment Agreement, Dr. Shih will receive an initial base salary of $450,000 per year, subject to annual adjustments determined by our Chief Executive Officer and the Compensation Committee of our Board of Directors (the “Compensation Committee”).  Upon execution of the Employment Agreement, Dr. Shih became entitled to a one-time signing bonus equal to $50,000, and is entitled to future discretionary annual bonuses as determined by our Chief Executive Officer and the Compensation Committee, with a bonus target currently set at 50% of his base salary. While Dr. Shih will continue to be employed on an at-will basis, the Employment Agreement provides that in the event of his termination by the Company without cause or in the event of his termination due to a constructive termination, in exchange for a general release against the Company, Dr. Shih will be entitled to severance benefits consisting of, among other things, (i) a cash compensation amount equal to his annual base salary plus annual target bonus, paid in equal installments over a period of 12 months, (ii) payment of the cost of COBRA coverage for a period of up to 12 months and (iii) acceleration of the vesting of all outstanding stock awards such that the amount of shares vested under such stock awards equals the number of shares that would have vested if Dr. Shih had continued to render services to the Company for 12 months following his separation from service. Additionally, in connection with a change in control of the Company, if Dr. Shih’s employment with the Company is terminated without cause or in the event of his termination due to a constructive termination, in exchange for a general release against the Company, Dr. Shih will be entitled to severance benefits consisting of, among other things, (i) a cash compensation amount equal to his annual base salary plus annual target bonus, multiplied by 1.5, paid in a single lump-sum amount, (ii) payment of the cost of COBRA coverage for a period of up to 18 months and (iii) acceleration of the vesting of all outstanding stock awards such that all outstanding stock awards become fully vested.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement attached hereto as Exhibit 10.8.

Item 6.  Exhibits

(a) Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G, filed with the SEC on October 28, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014).
3.3	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
4.1	Form of Warrant Certificate, dated June 30, 2014, issued to the Lenders under the Credit Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2014).
4.2	Form of Warrant issued to the purchasers in the private placement of 3,045,929 shares of common stock, dated February 14, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2013).
4.3	Form of Common Stock Purchase Warrant, dated August 15, 2013, issued to the purchasers of securities in the private placement of the Company closed on August 15, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).
4.4	Form of Note Purchase Agreement for principal senior convertible notes with an interest rate of 4.50% due 2019 (“2019 Notes”), dated May 29, 2014, by and among the Company and the investors identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).

4.5	Form of Indenture for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
4.6	Form of Note for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2014).
4.7	Registration Rights Agreement, dated February 12, 2013, by and among the Company and the February 2013 Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2013).
4.8	Registration Rights Agreement, dated August 15, 2013, by and among the Company and the August 2013 Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).
4.9	First Amendment to Registration Rights Agreement, dated August 14, 2013, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).
4.10	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
4.11	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
10.1	Asset Purchase Agreement dated as of January 9, 2015, between Retrophin, Inc. and Turing Pharmaceuticals AG*
10.2	Asset Purchase Agreement dated as of February 12, 2015, among Retrophin, Inc., Manchester Pharmaceuticals LLC and Turing Pharmaceuticals AG*
10.3	Asset Purchase Agreement dated as of February 12, 2015, between Retrophin, Inc. and Turing Pharmaceuticals AG*
10.4	Amendment No. 3 to Credit Agreement dated January 12, 2015, among Retrophin, Inc., the lenders from time to time thereto and U.S. Bank National Association, as administrative agent and collateral agent.*
10.5+	Amendment No. 3 to Sublicense Agreement dated as of February 27, 2015, between Retrophin, Inc. and Ligand Pharmaceuticals Incorporated.*
10.6+	Asset Purchase Agreement dated January 10, 2015 by and between Retrophin, Inc. and Asklepion Pharmaceuticals, LLC.*
10.7	Amendment No. 4 to Credit Agreement, dated March 24, 2015, among Retrophin, Inc., the lenders from time to time thereto and U.S. Bank National Association, as administrative agent and collateral agent.*
10.8	Employment Agreement, dated May 7, 2015, by and between Retrophin, Inc. and Alvin Shih*
10.9	Purchase Agreement dated as of February 12, 2015 among Retrophin Inc., Manchester Pharmaceuticals LLC and Waldun Pharmaceuticals LLC*
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+

We have requested confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer

