Form 10-Q/A
period 2013-09-30
Retrophin, Inc.
filed 2015-07-09
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

RETROPHIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-53293	27-4842691
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

12255 El Camino Real, Suite 250, San Diego, CA 92130

(Address of Principal Executive Offices)

(760) 260-8600

(Issuer Telephone number)

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

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of June 30, 2015 was 35,072,757.

Explanatory Note

We are filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the period ended September 30, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2013 (“Original Filing”), to restate our consolidated financial statements and related footnote disclosures for the period ended September 30, 2013.

Restatement Background

(1)	In September 2013, the Company entered into a consulting agreement and release with an individual that had been an investor in an investment fund previously managed by Martin Shkreli (the “MSMB Entities”), the Company’s former chief executive officer, or that otherwise had financial dealings with Mr. Shkreli. The agreement provided for the issuance of a total of 331,500 shares of common stock of the Company. As its predominant purpose appears to have been to settle and release claims against the MSMB Entities or Mr. Shkreli personally, and not to provide meaningful and sustained consulting services to the Company, it was concluded that the Company should not treat this agreement as a consulting agreement.

(2)	As previously discussed in the Form 10-K for the year ended 2013, in the fourth quarter of 2013, we discovered that certain warrants issued to a placement agent in connection with our February 14, 2013 Private Placement Offering (“February Private Placement”) were not recorded and certain expenses were misstated in our condensed consolidated financial statements for the first, second, and third quarters of 2013.

Impact on Financial Statements

(1)	The Company previously recognized expense related to the stock issued pursuant to such consulting agreement over the term of such agreement. Had the Company accounted for this arrangement as a settlement, the Company would have recorded, as of the date of such agreement, an expense and a settlement liability related to the entire amount of the stock to be issued under such agreement. The settlement liability would have been revalued at each reporting period based on changes in the Company’s stock price until the stock had been entirely issued.

(2)	The Company misstated expenses related to our February Private Placement, certain accruals, consulting fees and changes in the fair value of the unrecorded warrants, which required liability classification. The adjustments necessary to reflect such issuances are reflected in the condensed consolidated financial statements included herein.

Restatement of Other Financial Statements

In addition to this Form 10-Q/A, we are concurrently filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2013. We are filing the Form 10-K/A to restate our unaudited condensed consolidated financial statements and related financial information for the periods contained in those reports and to amend certain other items within those reports.

Limited Scope of Amendment

Except for the amendments described above, we have not materially modified or updated disclosures presented in the Original Filing in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this amendment should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

RETROPHIN, INC. AND SUBSIDIARY

Form 10Q/A

September 30, 2013

TABLE OF CONTENTS

Page No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2013 (restated) (unaudited) and December 31, 2012	5
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 (restated) and 2012, and for the period from March 11, 2011 (inception) through September 30, 2013 (restated)	6
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the period from March 11, 2011 (inception) through September 30, 2013 (restated)	7
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (restated) and 2012, and for the period from March 11, 2011 (inception) through September 30, 2013 (restated)	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
PART II – OTHER INFORMATION
Item 6. Exhibits	31

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2012 and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K/A for the fiscal year ended December 31, 2012, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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
	(As Restated)
	(unaudited)
Assets

Current assets:
Cash	$13,409,825	$11,388
Marketable securities, available-for-sale	2,957,376	-
Prepaid expenses and other current assets	480,647	21,830
Total current assets	16,847,848	33,218

Property and equipment, net	38,437	23,790
Patents pending	23,793	18,093
Due from affiliate	-	137,547
Security deposits	177,547	-
Deposits on license agreements	2,250,000	-
Technology license, net	2,027,085	2,178,617
Total assets	$21,364,710	$2,391,265

Liabilities and Stockholders' Deficit

Current liabilities:
Technology license liability	$-	$1,300,000
Accounts payable	1,721,511	1,023,320
Accrued expenses	3,666,598	2,467,796
Settlements payable	1,691,400	-
Note payable - related party	-	884,764
Investors' deposits	-	100,000
Due to related parties	10,000	23,200
Derivative financial instruments, at estimated fair value - warrants	23,853,325	-
Total current liabilities	30,942,834	5,799,080
Stockholders' Deficit:
Preferred stock Series A $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 18,376,363 and 8,952,905 issued and outstanding, respectively	1,838	895
Additional paid-in capital	46,219,593	30,203,402
Deficit accumulated during the development stage	(55,644,721)	(33,612,112)
Accumulated other comprehensive income	(154,834)	-
Total stockholders' deficit	(9,578,124)	(3,407,815)
Total liabilities and stockholders' deficit	$21,364,710	$2,391,265

RETROPHIN, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					For the
					period from
					March 11,
					2011
					(inception)
	For the three months ended		For the nine months ended		through
	September 30,		September 30,		September
	2013	2012	2013	2012	30, 2013
	(As Restated)		(As Restated)		(As Restated)
Operating expenses:
Compensation and related costs - inclusive of share base compensation $28,519, $4,780,383, $70,189, $7,724,150 and $17,808,002	$478,741	$5,068,707	$1,767,195	$8,371,481	$22,127,948
Professional fees - inclusive of share based compensation $362,126, $2,247,292, $571,370, $6,290,252 and $8,501,449	1,185,429	3,167,242	3,114,298	7,761,899	12,323,637
Research and development - inclusive of share based compensation $72,888, $0, $109,571, $0 and $109,571	1,399,875	110,656	2,113,813	286,889	3,008,326
Selling, general and administrative	2,966,816	113,140	6,035,941	337,622	7,392,049
Technology license fee	-	-	100,000	-	1,800,000
Total operating expenses	6,030,861	8,459,745	13,131,247	16,757,891	46,651,960

Operating loss	(6,030,861)	(8,459,745)	(13,131,247)	(16,757,891)	(46,651,960)

Other income (expense):

Interest income	4	6,049	9	15,781	21,914
Interest expense	-	(26,761)	(41,563)	(70,559)	(147,480)
Registration payment obligation income	360,000	-	360,000	-	360,000
Registration payment obligation expense	(360,000)	-	(360,000)	-	(360,000)
Realized gain on sale of marketable securities	59,737	-	59,737	-	59,737
Change in fair value of derivative instruments - warrants	(6,040,054)	-	(8,915,672)	-	(8,915,672)
Loss on transactions denominated in foreign currencies	-		(3,873)		(11,260)
Total other expense, net	(5,980,313)	(20,712)	(8,901,362)	(54,778)	(8,992,761)

Net loss	$(12,011,174)	$(8,480,457)	$(22,032,609)	$(16,812,669)	$(55,644,721)

Net loss per common share, basic and diluted	$(0.78)	$(2.42)	$(1.72)	$(5.55)

Weighted average common shares outstanding, basic and diluted	15,365,631	3,510,415	12,797,714	3,027,468

Net loss	$(12,011,174)	$(8,480,457)	$(22,032,609)	$(16,812,669)	$(55,644,721)

Unrealized loss on marketable securities	(154,834)	-	(154,834)	-	(154,834)

Comprehensive Loss	$(12,166,008)	$(8,480,457)	$(22,187,443)	$(16,812,669)	$(55,799,555)

RETROPHIN, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM MARCH 11, 2011 (INCEPTION) THROUGH SEPTEMBER 30, 2013

	Common Stock
	Shares	Amount	Additional paid in capital	Receivables due from Stockholder	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders' deficit
Balance – March 11, 2011 (inception)	-	$-	$-	$-	$-	$-	$-
Issuance of common shares	1,608,300	161	24,839	(25,000)	-	-	-
Issuance of common shares to founders in connection with the initial capital contribution	50,000	5	95	-	-	-	100
Incentive shares granted – employees	1,758,300	176	(176)	-	-	-	-
Incentive shares granted – non employees	381,000	38	(38)	-	-	-	-
Incentive shares forfeited - employees	(45,835)	(5)	5	-	-	-	-
Share based compensation - employees	-	-	1,724,967	-	-	-	1,724,967
Share based compensation – non employees	-	-	254,332	-	-	-	254,332
Issuance of shares in connection with March 2011 private placement, net of fees of $66,061	253,750	25	658,914	-	-	-	658,939
Issuance of Series A preferred in connection with March 2011 private placement, net of fees of $1,367, recapitalization to common stock	36,750	4	103,629	-	-	-	103,633
Loan made to stockholder	-	-	-	(10,000)	-	-	(10,000)
Net Loss	-	-	-	-	-	(3,268,256)	(3,268,256)
Balance - December 31, 2011	4,042,265	$404	$2,766,567	$(35,000)	$-	$(3,268,256)	$(536,285)
Prior Issuance of Series A preferred in connection with January 2012 private place, net of fees of $61,677, exchanged to common stock	326,963	33	1,806,644	-	-	-	1,806,677
Prior Issuance of Series A preferred in connection with May 2012 private place, net of fees of $12,275, exchanged to common stock	470,764	47	1,668,979	-	-	-	1,669,026
Shares transferred to consultants by founder for services	0	0	4,400,000	-	-	-	4,400,000
Shares transferred to employees by founder for services	0	0	1,375,000	-	-	-	1,375,000
Shares issued in accordance with license agreement	620,000	62	1,549,938	-	-	-	1,550,000
Shares outstanding at time of reverse merger date December 12, 2012	2,585,583	259	1,142	-	-	-	1,401
Incentive shares granted-employees	866,180	86	(86)	-	-	-	-
Incentive shares granted-non employees	87,503	9	(9)	-	-	-	-
Incentive shares forfeited-employees	(46,353)	(5)	5	-	-	-	-
Share based compensation-employees	-	-	14,637,850	-	-	-	14,637,850
Share based compensation-non employees	-	-	1,997,372	-	-	-	1,997,372
Loan made to stockholder	-	-	-	(372,900)	-	-	(372,900)
Receivable due from stockholder charged to compensation	-	-	-	407,900	-	-	407,900
Net loss	-	-	-	-	-	(30,343,856)	(30,343,856)
Balance - December 31, 2012	8,952,905	$895	$30,203,402	-	-	$(33,612,112)	$(3,407,815)
Incentive shares granted - employees (unaudited)	135,000	14	(14)	-	-	-	-
Share based compensation - consultants (unaudited)	194,000	19	1,282,201				1,282,220
Share based compensation - employees (unaudited)			179,760	-	-	-	179,760
Share based compensation - non employees (unaudited)			(710,850)				(710,850)
Incentive shares forfeited - employees (unaudited)	(20,833)	(2)	2	-	-	-	-
Incentive shares forfeited - non employees (unaudited)	(37,500)	(4)	4	-	-	-	-
Issuance of common stock in connection with January 2013 private placement at $3.00 per share, net of fees of $0 (unaudited)	272,221	27	816,637	-	-	-	816,664
Issuance of common stock in connection with February 2013 private placement at $3.00 per share, net of fees of $928,986 and registration payment obligation of $360,000 (unaudited)	3,045,929	305	2,440,889	-	-	-	2,441,194
Issuance of common stock in connection with August 2013 private placement at $4.50 per share, net of fees of $2,811,313 and payment made to February investors for inducement to participate in August financing of $2,238,681 (unaudited)	5,531,401	553	10,639,270	-	-	-	10,639,823
Issuance of common stock in connection with payment made to February investors for inducement to participate in August financing, 271,222 shares at $4.50 per share and 20,685 shares at $5.00 per share (unaudited)	291,907	29	1,323,894	-	-	-	1,323,923
Shares issued on behalf of related party	6,000	1	44,399	-	-	-	44,400
Adjustment to existing shareholder (unaudited)	5,333	1	(1)				-
Unrealized loss on marketable securities	-	-	-	-	(154,834)	-	(154,834)
Net loss (unaudited)	-	-	-	-	-	(22,032,609)	(22,032,609)
Ending Balance, at September. 30, 2013 (as restated)	18,376,363	$1,838	$46,219,593	-	$(154,834)	$(55,644,721)	$(9,578,124)

RETROPHIN, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
	For the nine months ended		March 11, 2011
	September 30,		(inception) through
	2013	2012	September 30, 2013
	(As restated)		(As restated)
Cash Flows From Operating Activities:
Net loss	$(22,032,609)	$(16,812,669)	$(55,644,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,128	73,417	284,368
Gain on securities available for sale	(59,737)	-	(59,737)
Compensation in lieu of receivable	-	-	407,900
Share based compensation - consultants	1,282,220	-	1,282,220
Share based compensation - employees	179,760	7,724,150	17,917,577
Share based compensation - non-employees	(710,850)	6,290,252	5,940,854
Registration payment obligation expense	360,000		360,000
Reversal of registration payment obligation liability	(360,000)	-	(360,000)
Share based payment - Technology license contingent fee	-	-	1,550,000
Change in estimated fair value of derivative financial instruments - warrants	8,915,672	-	8,915,672
Changes in operating assets and liabilities:
Prepaid expenses	(458,817)	(30,431)	(480,647)
Other assets	-	(8,781)	-
Technology license fees	-	-	150,000
Settlement payable	1,691,400	-	1,691,400
Accounts payable and accrued expenses	1,841,391	675,251	5,330,186
Net cash used in operating activities	(9,192,442)	(2,088,811)	(12,714,928)

Cash Flows From Investing Activities:
Purchase of fixed assets	(22,243)	(8,471)	(49,889)
Purchase of intangible assets	(5,700)	(1,158,418)	(1,173,793)
Payments for security deposits for exclusivity of certain licenses	(2,250,000)	-	(2,250,000)
Increase in security deposit	(40,000)	-	(40,000)
Repayment of technology license liability	(1,300,000)	-	(1,300,000)
Purchase of marketable securities, available-for-sale	(3,430,418)	-	(3,430,418)
Proceeds from the sale of marketable securities, available-for-sale	377,945	-	377,945
Cash received in merger transaction	-	-	3,721
Due from related parties	-	(2,800)	-
Payments made on behalf of affiliate	-	-	(137,547)
Loans made to stockholder	-	(399,329)	(382,900)
Net cash used in investing activities	(6,670,416)	(1,569,018)	(8,382,881)

Cash Flows From Financing Activities:
Proceeds from related parties	-	-	56,500
Repayment of net amounts due to related parties	(13,200)	(30,000)	(46,500)
Proceeds from note payable - related party	-	930,000	930,000
Repayment of note payable - related party	(884,764)	(15,236)	(930,000)
Investors' deposits	-	-	100,000
Proceeds received from issuance of common stock, net	31,105,455	2,765,201	35,343,830
Payment to investors participated in August 2013 financing	(946,196)	-	(946,196)
Net cash provided by financing activities	29,261,295	3,649,965	34,507,634
Net increase in cash	13,398,437	(7,864)	13,409,825
Cash, beginning of period	11,388	10,053	-
Cash, end of period	$13,409,825	$2,189	$13,409,825
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$28,263	$9,764	$43,027

Non-cash investing and financing activities:
Unrealized loss on marketable securities	$(154,834)	$-	$(154,834)
Forfeiture of subscription receivable	$-	$-	$25,000
Reclassification of due from related parties	$-	$500	$-
Technology license liability	$-	$1,300,000	$-
Shares issued on behalf of related party	$44,400	$-	$44,400
Affiliate receivable applied to security deposit	$137,547	$-	$137,547

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 (the “2012 10-K/A”) filed with the SEC on September 13, 2013. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2012 balance sheet information was derived from the audited financial statements as of that date.

NOTE 3. LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT PLANS

The Company incurred a net loss of approximately $55.6 million, including stock-based compensation charge of approximately $26 million for the period from March 11, 2011 (inception) to September 30, 2013. At September 30, 2013, the Company had a cash balance of approximately $13.4 million and a working capital deficit of approximately $14.1 million; however, the working capital deficit includes a derivative liability of approximately $23.9 million for warrants issued in financing transactions. The Company’s accumulated deficit amounted to approximately $55.6 million at September 30, 2013.

The Company has principally financed its operations from inception using proceeds from sales of its equity securities in a series of private placement transactions (see Note 12). The Company to date has no revenues, significantly limited capital resources and is subject to all of the risks and uncertainties that are typical of a development stage enterprise. Significant uncertainties include, among others, whether it will be able to raise the additional capital it needs to finance the start of its planned operations and whether such operations, if launched, will enable the Company to become a profitable enterprise.

On August 14, 2013, the Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013, entered into the first amendment to the registration rights agreement (the “Amended Registration Rights Agreement”) associated with that transaction. The Amended Registration Rights Agreement provides, among other things, for (i) a waiver of any and all liquidated damages that the Company incurred for its inability to cause the a registration statement to be declared effective within certain contractually defined time-frames stipulated in the original agreement; (ii) a commitment on the part of the investors in the February private placement to participate in a private placement transaction that the Company completed on August 15, 2013, and (iii) a covenant on the part of the Company to proceed with the sale of shares that were issued under the August 15, 2013 private placement transaction. In exchange, the Company paid an aggregate fee to these investors of $2,495,256 consisting of (i) 73,710 shares of the Company’s common stock with an aggregate fair value of $331,695 (based on the selling price of $4.50 per share in the August financing transaction); (ii) cash in the amount of $1,835,000; and (iii) warrants to purchase 98,756 shares of common stock with a fair value of $328,561. The investors were also given the option to purchase shares of the Company’s common stock at $4.50 as a use of the cash portion of the payment arrangement. Accordingly, $946,196 of the cash portion of the fee was settled in cash and the remainder was settled by the issuance of 197,512, shares. Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. This payment was settled entirely by the issuance of 20,685 shares of the Company’s common stock at a value of $5.00 per share (see Note 12)

On August 16, 2013, the Company announced that it had signed an agreement with a major pharmaceutical company for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of Autism and Schizophrenia. Pursuant to the exclusivity agreement, the Company paid the major pharmaceutical company a non-refundable upfront fee of $2 million and will have an exclusive period of 120 days to negotiate a license agreement (see Note 14). The Company is in active negotiations to consummate a license agreement. If a definitive license agreement is consummated, the Company will apply the upfront fee to the license and will make a determination as to whether it should be treated as an asset or research and development expense. If no definitive agreement is consummated, the upfront fee will be expensed.

On September 20, 2013, the Company signed an agreement with an individual for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of central nervous system disorders. Pursuant to the exclusivity agreement, the Company paid the individual a non-refundable upfront fee of $250,000 and will have an exclusive period ending on December 31, 2013 (see Note 14). The Company is in active negotiations to consummate a license agreement. If a definitive license agreement is consummated, the Company will apply the upfront fee to the license and will make a determination as to whether it should be treated as an asset or research and development expense. If no definitive agreement is consummated, the upfront fee will be expensed.

Effective October 1, 2013, the Company signed a Sponsored Research Agreement (“SRA”) with St. Jude Children’s Research Hospital (“St. Jude”). Unless otherwise terminated by operation of law or by acts of the parties in accordance with the terms of the agreement, the SRA shall be in full force and effect for a period of two (2) years and shall expire on October 1, 2015. The term may be extended by written agreement between the parties. The Company and St. Jude will collaborate on research focused on the study of PKAN disease and other infectious diseases (see Note 14 and Note 15).

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became parties to a series of agreements to settle up to $2,284,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company paid $593,111 of these settlements in the second quarter on behalf of the related party and had outstanding liabilities of $1,691,400 as of September 30, 2013, which the Company paid as of the date of this filing. Concurrent with the execution and payment of such settlement agreements, the Company entered into indemnification agreements and received promissory notes from the related party whereby the related party agreed to pay the Company the principal amount of $2,284,511 plus interest at an annualized rate of 5% as reimbursement of payments that the Company made to settle a portion of the agreements. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock to one of the counter parties as a separate component of one of these agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the third quarter ended September 30, 2013. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary (see Note 11).

In addition, on August 29, 2013, the Company entered into and paid an additional settlement agreement for $300,000.

On September 18, 2013, the Company made a proposal to the board of directors of Transcept Pharmaceuticals, Inc. (“Transcept”) to acquire all of the outstanding shares of Transcept’s common stock for $4.00 per share in cash. The proposal has been rejected by Transcept’s board of directors. The Company has invested approximately $3 million and acquired approximately 4.96% of the outstanding common stock of Transcept as part of the proposal process. If Transcept accepts the Company’s proposal to acquire all of its outstanding shares of common stock, the Company will need to obtain additional equity or debt financing to consummate the acquisition and consolidation (see Note 15).

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

Marketable Securities

The Company accounts for marketable securities held as “available-for-sale” pursuant to ASC 320 Investments — Debt and Equity Securities (“ASC 320”). The Company classifies these investments as current assets and carry them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income. Realized gains or losses on marketable security transactions are reported in earnings and computed using the specific identification of cost basis. Marketable securities are maintained at one financial institution and are governed by the Company’s investment policy as approved by our Board of Directors. Fair values of marketable securities are based on quoted market prices. Valuation of marketable securities are further describe in Note 6.

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

An aggregate of 4,462,426 and 0 warrants were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012, respectively, because their inclusion would have an anti-dilutive effect for the periods presented.

An aggregate of 210,000 and 0 stock options were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012, respectively, because they would have an anti-dilutive effect for the periods presented.

An aggregate of 211,073 and 927,310 incentive shares were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012, respectively, because they were contingent shares subject to recall.

Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company calculates the fair value of the financial instruments using a probability-weighted Black-Scholes option pricing model, which is comparable to the Binomial Lattice options pricing model at inception and on each subsequent valuation date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period (see Note 7 and Note 8).

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

In estimating the fair value of the Company’s marketable securities available-for-sale, the Company used quoted prices in active markets (see Note 6 and Note 8).

In estimating the fair value of the Company’s derivative liabilities, the Company used a probability-weighted Black-Scholes option pricing model (see Note 7 and Note 8).

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

Note 5. Restatement of Previously Issued Financial Statements

(1)	In September 2014, the Company’s board of directors requested that the Company’s outside legal counsel conduct an investigation (the “Investigation”) into the circumstances surrounding the negotiation and execution by the former Chief Executive Officer of the Company, Martin Shkreli, of certain consulting and settlement agreements entered into by the Company. The Investigation also covered additional agreements and other matters involving Mr. Shkreli during his tenure as the Chief Executive Officer of the Company. In January 2015, the Company’s board of directors appointed an Oversight Committee of the board of directors (the “Oversight Committee”), consisting of Gary Lyons and Jeffrey Meckler, each of whom was not a member of the Company’s board of directors during the period of time covered by the Investigation. The Company’s board of directors delegated to the Oversight Committee the independent and plenary authority to oversee and direct the Investigation and make findings and decisions related to the Investigation.

The following information is the Oversight Committee’s conclusions, which specifically relates to the financial statements for the three and nine month periods ended September 30, 2013:

•	On September 30, 2013, the Company entered into a consulting agreement and release with an individual who was an investor in investment funds previously managed by Mr. Shkreli (the “MSMB Entities”), or that otherwise had financial dealings with Mr. Shkreli. The agreement provided for the issuance of a total of 331,500 shares of common stock of the Company. The Oversight Committee concluded that the Company should not continue to treat this agreement as a consulting arrangement because its predominant purpose appears to have been to settle and release claims against the MSMB Entities or Mr. Shkreli personally, and not to provide meaningful and sustained consulting services to the Company.

The Oversight Committee concluded that certain of the transactions described above were consummated without specific approval of the Company’s board of directors or without the Company’s board of directors knowing all of the relevant facts.

The Oversight Committee also determined that the Company made approximately $135,000 of payments to certain third party service providers on behalf of the MSMB Entities, which were charged to results of operations during the nine months ended September 30, 2013. The Related Party Transactions note has been updated to include this disclosure.

As a result of the matters that emerged from the investigation, we have determined that the financial statements contained in the Company’s Form 10-Q for the three months ended September 30, 2013 (the “2013 Q3 Form 10-Q”) contained errors relating to the matters described above.

Specifically, the Company previously recognized expense related to the stock issued pursuant to the consulting agreement as a non-employee share-based payment arrangement. Had the Company accounted for this arrangement as a settlement, the Company would have recorded, as of the date of the agreement, an expense and a settlement liability related to the entire amount of the stock to be issued under such agreement. The settlement liability would have been revalued at each reporting period based on changes in the Company’s stock price until the stock had been entirely issued.

On February 19, 2015, the Company’s board of directors concluded that as a result of the errors related to this agreement, the financial statements contained in the September 30, 2013 Form 10-Q should no longer be relied upon. The Company has corrected such errors, including any related disclosures.

The following table sets forth the effects (in thousands) of the matters identified by the Oversight Committee on affected items within the Company’s previously reported Condensed Consolidated Balance Sheet for the quarter ended September 30, 2013, had the adjustments been made:

	September 30, 2013
	As Revised*	As Restated
Current liabilities	$28,788	$30,943
Additional paid in Capital	$47,498	$46,220

The following table sets forth the effects (in thousands) of the matters identified by the Company during the fourth quarter of 2013 and the Oversight Committee in January 2014 on affected items within the Company’s previously reported Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2013, had the adjustments been made in the corresponding quarters:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	As Revised*	As Restated	As Revised*	As Restated
Selling, general and administrative	$3,755	$4,631	$10,141	$11,017
Operating loss	$(5,155)	$(6,031)	$(12,255)	$(13,131)
Net loss	$(11,135)	$(12,011)	$(21,156)	$(22,033)
Net loss per share, basic and diluted	$(0.72)	$(0.78)	$(1.65)	$(1.72)

*For matters identified during the fourth quarter of 2013 described in (2) below.

(2)	As previously discussed in the Form 10-K for the year ended 2013, in the fourth quarter of 2013, the Company discovered that certain warrants issued to a placement agent in connection with our February Private Placement were not recorded and certain expenses were misstated in our condensed consolidated financial statements for the first, second and third quarters of 2013. The misstatement of expenses include costs related to the February 14, 2013 Private Placement Offering, certain accruals, consulting fees and changes in the fair value of the unrecorded warrants, which required liability classification. The financial statements included herein have been revised to include the effects of these matters.

The following table (in thousands) sets forth the effects of revisions we made to our previously reported Condensed Consolidated Balance Sheet as of September 30, 2013 with respect to the errors we identified during the fourth quarter of 2013:

	September 30, 2013
	As Reported	As Revised
Derivative financial instruments, warrants	$22,234	$23,853
Total liabilities	27,169	28,788
Additional paid in Capital	48,650	47,498
Deficit accumulated during the development stage	(54,301)	(54,768)
Stockholders’ deficit	$(5,804)	$(7,423)

The following table (in thousands) sets forth the effects of revisions we made to our previously reported Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2013, with respect to the errors we identified during the fourth quarter of 2013:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	As Reported	As Revised	As Reported	As Revised
Selling, general and administrative	$3,755	$3,755	$10,391	$10,141
Operating loss	(5,155)	(5,155)	(12,505)	(12,255)
Change in fair value of derivative financial instruments-warrants	(5,803)	(6,040)	(8,199)	(8,916)
Net loss	(10,898)	(11,135)	(20,689)	(21,156)
Net loss per share, basic and diluted	$(0.71)	$(0.72)	$(1.62)	$(1.65)

The cumulative effect of all errors discussed in (1) and (2) on our results of operations for the period from March 11, 2011 through September 30, 2013 for purposes of development stage reporting is that our cumulative loss in the amount of $54.3 million, as reported, is now $55.6 million, as restated.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Updated (“ASU”) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Amount at the Reporting Date is Fixed”) (“ASU 2013-04”). The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted. The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount the entity has a) contractually agreed to pay, and b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company early adopted this guidance in the second quarter of 2013 (Note 3 and Note 11).

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

Marketable securities at September 30, 2013 consisted of the following:

		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Marketable securities available-for-sale:	$3,112,210	$-	$154,834	$2,957,376

The Company’s marketable securities is comprised entirely of the common stock of Transcept.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

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

The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s results of operations. The Company recorded a loss on a change in the estimated fair value of warrants of $6,040,054 and $8,915,672 for the three and nine months ended September 30, 2013, respectively.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents the Company’s asset and liability that is measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2013:

		Fair Value Measurements at September 30, 2013
			Significant other	Significant
	Total carrying value at	Quoted prices in active	observable inputs	unobservable inputs
	September 30, 2013	markets (Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities, available-for-sale	$2,957,376	$2,957,376	$-	$-

Liability:
Derivative liability related to warrants	$23,853,325	$-	$-	$23,853,325

Settlement agreement	$2,154,750	$2,154,750	$-	$

The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 liability for the nine months ended September 30, 2013:

Fair Value Measurements of
Common Stock Warrants Using
Significant Unobservable Inputs
(Level 3)
Balance at January 1, 2013	$-
Issuance of common stock warrants:
February 14, 2013	5,407,605
August 14, 2013	328,561
August 15, 2013	9,201,487
Total value upon issuance	14,937,653
Change in fair value of common stock warrant liability	8,915,672
Balance at September 30, 2013	$23,853,325

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

NOTE 9. LICENSE AGREEMENT

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

NOTE 10. NOTES PAYABLE

Note Payable - related party

On February 1, 2012, the Company entered into a secured promissory note with a related party in the amount of $900,000, with an interest rate of 12% per annum, compounded monthly. The outstanding principal and interest balance of this note was fully repaid during the first quarter of 2013.

Total interest expense recognized for the three and nine months ended September 30, 2013 and 2012, and for the period from March 11, 2011 (inception) through September 30, 2013 amounted to $0, $26,761, $41,563, $70,559 and $147,480, respectively.

NOTE 11. RELATED PARTY TRANSACTIONS

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

During the nine months ended September 30, 2013, the Company also made approximately $135,000 of other payments to third party service providers to settle liabilities on behalf of MSMB Entities,that were charged to results of operations during the nine months ended September 30, 2013.

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

NOTE 12. STOCKHOLDERS’ DEFICIT

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

First Amendment to the February Registration Rights Agreement

As described in Note 3, the Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013 entered into the Amended Registration Rights Agreement which provides, among other things, for (i) a waiver of any and all liquidated damages that the Company incurred for its inability to cause the a registration statement to be declared effective within certain contractually defined time-frames stipulated in the original agreement; (ii) a commitment on the part of the investors in the February private placement to participate in the private placement transaction that the Company completed on August 15, 2013; and (iii) a covenant on the part of the Company to proceed with the sale of shares that were issued in the August 15, 2013 private placement transaction. In exchange, the Company paid an aggregate fee of $2,495,256 to these investors consisting of (i) 73,710 shares of the Company’s common stock with an aggregate fair value of $331,695 (based on the selling price of $4.50 per share in the August financing transaction); (ii) cash in the amount of $1,835,000; and (iii) warrants to purchase 98,756 shares of common stock with a fair value of $328,561 that were classified as derivative liability instruments. The investors were also given the option to purchase shares of the Company’s common stock at $4.50 per share as a use of the cash portion of the payment arrangement. Accordingly, $946,196 of the cash portion of the fee was settled in cash and the remainder was settled by the issuance of 197,512 shares. Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. This payment was settled entirely by the issuance of 20,685 shares of the Company’s common stock at a value of $5.00 per share.

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

The Registration Rights Agreement provided that in the event the Registration Statement was not filed or declared effective within the prescribed time period or if the Company failed to maintain the effectiveness of the Registration Statement as required for specified time periods, the Company shall pay to the holders of registerable securities, on the date of each such event and on each monthly anniversary thereof until the applicable event is cured, partial liquidated damages equal to 2.0% of the aggregate purchase price paid by such Purchaser in the August Private Placement, up to a maximum of 10.0% of such aggregate purchase price. If the Company fails to pay any partial liquidated damages pursuant to this Section in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

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

NOTE 13.  INCENTIVE SHARES

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

	Employee- number of shares	Non- Employee- Number of shares	Total Number of Shares	Weighted Average Fair Value
Unvested December 31, 2011	1,281,225	321,165	1,602,390	$4.00
Granted	866,180	87,503	953,683	12.89
Vested	(2,048,280)	(193,672)	(2,241,952)	7.34
Forfeited	(46,353)	-	(46,353)	9.06
Unvested December 31, 2012	52,772	214,996	267,768	5.79
Granted	135,000	-	135,000	6.24
Vested	(17,918)	(115,445)	(133,363)	5.05
Forfeited	(20,833)	(37,500)	(58,333)	4.00
Unvested September 30, 2013	149,021	62,051	211,072	$6.43

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases

The Company assumed a building lease from an affiliate in April 2013 for office space at its principal offices in New York, New York and is responsible for rent of approximately $275,000 annually plus rent escalations through August 2016 (see Note 11).

On October 1, 2013, the Company entered into building lease for office space in Cambridge, Massachusetts and is responsible for rent of approximately $216,000 annually plus rent escalations through September 2016.

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

Research Agreement

Effective October 1, 2013, the Company signed a Sponsored Research Agreement (“SRA”) with St. Jude (see Note 15).

NOTE 15. SUBSEQUENT EVENTS

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

Research and Development Projects

RE-021 . We plan to initiate a Phase 2 clinical trial of RE-021 in patients with FSGS in 2013, with reduction in proteinuria, which is an excess of serum proteins in the urine, as the primary endpoint. We expect it will take at least three years to complete development and obtain FDA approval of RE-021 for any indication, and we may never obtain such approval. Currently, we anticipate that we will need to expend approximately an additional $5 to $6 million in development costs over the next 12 months and at least an aggregate of approximately $25 to $35 million before we receive FDA approval for RE-021 for treatment of patients with FSGS.

RE-024 . We intend to develop RE-024 as a potential treatment for pantothenate kinase-associated neurodegeneration (PKAN), a degenerative disease of the brain that primarily affects young children due to their inability to process phosphopantothenic acid. RE-024 is a preclinical investigational program. In vivo animal testing of these molecules is ongoing. In August 2013, we announced that we received positive survival results from interim preclinical tests for the treatment of PKAN. RE-024 is a replacement therapy for phosphopantothenate, the substrate that is missing in patients with PKAN. Tests were conducted on mice that were administered a PANK inhibitor to induce a PKAN-like phenotype.

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

RE-001 . RE-001 is a recombinant, modified form of utrophin, a protein similar to the dystrophin protein that is missing in the muscles of DMD patients. RE-001 is a preclinical investigational program. Production scale-up the molecule is underway, and we expect that in vivo evaluation of clinical trial quality material may begin in 2013. Currently, we anticipate that we will need to expend approximately an additional $1 million in development costs over the next 12 months.

Results of Operations for the Three Month Period Ended September 30, 2013 compared to the Three Month Period Ended September 30, 2012

Operating Expenses

We had no revenues during the three month period ended September 30, 2013 and 2012.

Our operating expenses for the three month period ended September 30, 2013 were $6,030,861 compared to $8,459,745 for the three month period ended September 30, 2012 which represents a decrease of $2,428,884. The expense decrease was principally attributable to a decrease in our compensation and related costs in the amount of $4,589,966 as well as a decrease in our professional fees in the amount of $1,981,813 offset by an increase in our research and development expenses in the amount of $1,289,219 and an increase in our selling, general and administrative costs in the amount of $2,853,676 (which includes settlement expenses of $876,375). Included in the decrease in our compensation and related costs is a decrease in stock based compensation to employees of $4,751,864 and an increase in cash compensation to employees of approximately $200,000 due to increase in the number of employees. Included in the decrease in our professional fees is a decrease in stock based compensation to non-employees of $606,791 and an increase in cash compensation to professionals of approximately $100,000 due to an increase in consulting and legal fees associated with business development. Included in selling, general and administrative costs are settlement charges in the amount of $300,000 and an increase in cash expenditures of approximately $300,000 due to an increase in travel and related expenses associated with business development.

Other Income (Expense)

Other expense for the three month period ended September 30, 2013 was $5,980,313 compared to other expense of $20,712 for the three month period ended September 30, 2012 which represents an increase of $5,959,601. The increase was primarily attributable to loss from the change in fair value of derivative financial instruments of $6,040,054, a decrease in interest income of $6,045, offset by a realized gain on the sale of marketable securities of $59,737 and a decrease in interest expense of $26,761. Included in other income is registration payment income of $360,000 relating to a waiver we received for previous liquidated damages and expense of $360,000 from allocating the waiver of the original registration payment from the February 14, 2013 registration rights agreement as a charge to income.

Results of Operations for the Nine Month Period Ended September 30, 2013 compared to the Nine Month Period Ended September 30, 2012

Operating Expenses

We had no revenues during the nine month period ended September 30, 2013 and 2012.

Our operating expenses for the nine month period ended September 30, 2013 were $13,131,247 compared to $16,757,891 for the nine month period ended September 30, 2012 which represents a decrease of $3,626,644. The expense decrease was primarily attributable to a decrease in our compensation and related costs in the amount of $6,604,286 as well as a decrease in our professional fees in the amount of $4,647,601, offset by an increase in our research and development expenses in the amount of $1,826,924, an increase in our selling, general and administrative costs in the amount of $5,698,319 (which includes settlement expenses of $876,375), and an increase in our technology license fee in the amount of $100,000. Included in the decrease in our compensation and related costs is a decrease in stock based compensation to employees of $7,653,961 and an increase in cash compensation to employees of approximately $1 million due to increase in the number of employees. Included in the decrease in our professional fees is a decrease in stock based compensation to non-employees of $4,440,507 and an increase in cash compensation to professionals of approximately $1 million due to an increase in consulting and legal fees associated with business development. Included in selling, general and administrative costs are settlement charges in the amount of $2,584,511 and an increase in cash expenditures of approximately $1.2 million due to an increase in travel and related expenses associated with business development.

Other Income (Expense)

Other expense for the nine month period ended September 30, 2013 was $8,901,362 compared to $54,778 for the nine month period ended September 30, 2012 which represents an increase of $8,846,584. The expense increase was primarily attributable to the expense from the change in fair value of derivative financial instruments of $8,915,672, a decrease in interest income of $15,772, an increase in loss on transactions denominated in foreign currencies of $3,873, offset by a realized gain on the sale of marketable securities of $59,737 and a decrease in interest expense of $28,996. Included in other income is registration payment income of $360,000 related to the waver we received for previous liquidated damages and expense of $360,000 from allocating the waiver of the original registration payment from the February 14, 2013 registration rights agreement as a charge to income.

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

Since inception through September 30, 2013, we have incurred a net loss of approximately $55.6 million, including stock-based compensation charge of approximately $26 million for the period from March 11, 2011 (inception) to September 30, 2013. At September 30, 2013, we had a working capital deficit of approximately $14.1 million; however, the working capital deficit includes a derivative liability of approximately $23.9 million for warrants issued in financing transactions. Our accumulated deficit amounted to $55.6 million at September 30, 2013.

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

During the nine months ended September 30, 2013, the Company also made approximately $135,000 of other payments to third party service providers to settle liabilities on behalf of MSMB Entities.

Since our inception in 2011, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. As of September 30, 2013 and December 31, 2012, our stockholders’ deficit was $9,578,124 and $3,407,815, respectively. Our net loss for the nine month period ended September 30, 2013 was $22,032,609 compared to $16,812,669 for the nine month period ended September 30, 2012. Net cash used in operating activities was $9,192,442 for the nine month period ended September 30, 2013 compared to $2,088,811 for the nine month period ended September 30, 2012. Operations since inception have been funded entirely with the proceeds from equity and debt financings. As of September 30, 2013, we had cash of $13,409,825. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

On August 14, 2013, the Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013, entered into the first amendment to the registration rights agreement (the “Amended Registration Rights Agreement”) associated with that transaction. The Amended Registration Rights Agreement provides, among other things, for (i) a waiver of any and all liquidated damages that the Company incurred for its inability to cause the a registration statement to be declared effective within certain contractually defined time-frames stipulated in the original agreement; (ii) a commitment on the part of the investors in the February private placement to participate in a private placement transaction that the Company completed on August 15, 2013, and (iii) a covenant on the part of the Company to proceed with the sale of shares that were issued under the August 15, 2013 private placement transaction. In exchange, the

Company paid an aggregate fee to these investors of $2,495,256 consisting of (i) 73,710 shares of the Company’s common stock with an aggregate fair value of $331,695 (based on the selling price of $4.50 per share in the August financing transaction); (ii) cash in the amount of $1,835,000 (Note 14); and (iii) warrants to purchase 98,756 shares of common stock with a fair value of $328,561. The investors were also given the option to purchase shares of the Company’s common stock at $4.50 as a use of the cash portion of the payment arrangement. Accordingly, $946,196 of the cash portion of the fee was settled in cash and the remainder was settled by the issuance of 197,512 shares. Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. This payment was settled entirely by the issuance of 20,685 shares of the Company’s common stock at a value of $5.00 per share.

On August 16, 2013, the Company announced that it had signed an agreement with a major pharmaceutical company for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of Autism and Schizophrenia. Pursuant to the exclusivity agreement, the Company paid the major pharmaceutical company a non-refundable upfront fee of $2 million and will have an exclusive period of 120 days to negotiate a license agreement (see Note 14). The Company is in active negotiations to consummate a license agreement. If a definitive license agreement is consummated, the Company will apply the upfront fee to the license and will make a determination as to whether it should be treated as an asset or research and development expense. If no definitive agreement is consummated, the upfront fee will be expensed.

On September 20, 2013, the Company signed an agreement with an individual for the exclusive right to negotiate a royalty-bearing U.S. license for a product to be developed for the treatment of central nervous system disorders. Pursuant to the exclusivity agreement, the Company paid the individual a non-refundable upfront fee of $250,000 and will have an exclusive period ending on December 31, 2013 (see Note 14). The Company is in active negotiations to consummate a license agreement. If a definitive license agreement is consummated, the Company will apply the upfront fee to the license and will make a determination as to whether it should be treated as an asset or research and development expense. If no definitive agreement is consummated, the upfront fee will be expensed.

Effective October 1, 2013, the Company signed a Sponsored Research Agreement (“SRA”) with St. Jude. The Company and hospital will collaborate on research focused on the study of PKAN and other infectious diseases. The Company is responsible for a total of $780,674 payable in four equal installments on October 19, 2013, March 19, 2014, September 19, 2014, and March 19, 2015. The Company has paid $195,168.50 to St. Jude under the SRA to date. Unless otherwise terminated by operation of law or by acts of the parties in accordance with the terms of the agreement, the SRA shall be in full force and effect for a period of two (2) years and shall expire on October 1, 2015. The term may be extended by written agreement between the parties (see Note 14 and Note 15).

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became parties to a series of agreements to settle up to $2,284,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company paid $593,111 of these settlements in the second quarter on behalf of the related party and had outstanding liabilities of $1,691,400 as of September 30, 2013, which the Company paid as of the date of this filing. Concurrent with the execution and payment of such settlement agreements, the Company entered into indemnification agreements and received promissory notes from the related party whereby the related party agreed to pay the Company the principal amount of $2,284,511 plus interest at an annualized rate of 5% as reimbursement of payments that the Company made to settle a portion of the agreements. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock to one of the counter parties as a separate component of one of these agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the second quarter ended September 30, 2013. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary (see Note 11).

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

Cash Flows from Operating Activities

Operating activities used approximately $9,192,442 of cash during the nine month period ended September 30, 2013 compared $2,088,811 for the nine month period ended September 30, 2012. The increase of $7,103,631 was the result of a decrease in non-cash charges of $4,321,626, a net change in operating assets and liabilities of $2,437,935 and an increase in net loss of $5,219,940. Included in cash flows from operating activities is a registration payment obligation expense and reversal of the registration payment obligation liability of $360,000.

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

Cash Flows from Financing Activities

For nine month period ended September 30, 2013, cash provided by financing activities was $29,261,295 compared to $3,649,965 during the nine month period ended September 30, 2012. The increase of $25,611,330 was primarily a result of an increase of $28,340,254 in proceeds received from the private sale of our equity securities, offset by a registration payment of $946,196, and a decrease in activities associated with related party notes payable of $1,782,728.

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

As of September 30, 2013, we identified certain matters that constituted material weaknesses in our internal controls over financial reporting. Specific material weaknesses include the fact that we (i) have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, (iii) lack the controls needed to ensure that all material agreements, including those entered into with or on behalf of related parties, that have accounting and disclosure implications on our consolidated financial statements have been accounted for on a timely basis, or correctly at all, and (iv) have limited segregation of duties. As a result of these material weaknesses, we have had to restate both interim and annual financials statement to correct errors in our accounting and omissions in our disclosures. We have taken certain steps in an effort to correct these material weaknesses. Although this is an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, additional time is still required to fully implement additional internal controls procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies. Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this report were prepared in accordance with GAAP and applicable SEC regulations.

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that prior to the 2012 merger with Desert Gateway, the Company was a small, privately-held company and was not subject to public company disclosure requirements, including the requirement to report on internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K. Our internal controls are still in a state of transition as we work diligently to integrate and assimilate all of our operations and work to remedy the significant deficiencies that together constitute a material weakness in our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits

10.1	Sponsored Research Agreement between St. Jude Children's Research Hospital and the Company, dated September 1, 2013.*** (Portions of Sections 1, 4, 6, Appendix A and Appendix B of the Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.)
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.
***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 9, 2015	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer

