Form 10-K/A
period 2013-12-31
Retrophin, Inc.
filed 2015-07-09
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-53293

RETROPHIN, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	27-4842691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12255 El Camino Real, Suite 250, San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip code)

(760) 260-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑No

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on May 9, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

We are filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014 (“Original Filing”), to restate our consolidated financial statements and related footnote disclosures for the year ended December 31, 2013.

Restatement Background

•	In September 2013 and December 2013, the Company entered into two consulting agreements and releases with individuals or entities that had been investors in investment funds previously managed by Martin Shkreli (the “MSMB Entities”), the Company’s former chief executive officer, or that otherwise had financial dealings with Mr. Shkreli. The agreements provided for the issuance of a total of 346,500 shares of common stock of the Company, and a total of $200,000 in cash payments by the Company. As their predominant purpose appears to have been to settle and release claims against the MSMB Entities or Mr. Shkreli personally, and not to provide meaningful and sustained consulting services to the Company, it was concluded that the Company should not treat these agreements as consulting agreements. In addition, the Company paid approximately $165,000 of legal fees, and $135,000 of other professional fees on behalf of the MSMB Entities that requires disclosure.

Impact on Financial Statements

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

The matters we identified during the fourth quarter of 2013 which relate to our February Private Placement and misstatement of certain expenses have no impact on our annual financial statements. We are restating interim financial statements as described below.

In addition to this Form 10-K/A, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. We are filing the Form 10-Q/A to restate our unaudited condensed consolidated financial statements and related financial information for the periods contained in those reports and to amend certain other items within those reports.

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

2

FORM 10-K/A REPORT INDEX

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

Overview

We are a fully integrated biopharmaceutical company focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics. As a result of our acquisition of Manchester Pharmaceuticals, LLC, we sell Chenodal for the treatment of gallstones and Vecamyl for the treatment of hypertension. We are developing Syntocinon ™ Nasal Spray in the U.S. to assist initial postpartum milk ejection, which we refer to as aiding milk let-down, and for the treatment of Schizophrenia and Autism. Syntocinon Nasal Spray is currently marketed by Novartis and Sigma-Tau in Europe and other countries for aiding milk let-down. In addition, we are developing RE-034, a synthetic hormone analogue that is composed of the first 24 amino acids of the 39 amino acids contained in the naturally occurring adrenocorticotrophic hormone, or ACTH, for the treatment of Infantile Spasms, or IS, and Nephrotic Syndrome, or NS. We are developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration, or PKAN.  Also, we are developing sparsentan, formerly known as RE-021, a dual acting receptor antagonist of angiotensin and endothelin receptors, for the treatment of focal segmental glomerulosclerosis, or FSGS. We also have several additional programs in preclinical development, including RE-001, a therapy for the treatment of Duchenne Muscular Dystrophy, or DMD.

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

6

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

We have secured a license from Ligand and Bristol-Myers Squibb to a U.S. issued patent covering the sparsentan compound, a crystalline form of the compound, and pharmaceutical compositions of matter that include the sparsentan compound, which will currently expire in 2019 before any patent term extension. There are issued patents or pending applications covering sparsentan in at least the following foreign jurisdictions: Australia, Belgium, China, Denmark, Finland, France, Germany, Ireland, Japan, Luxembourg, Netherlands, Sweden, Switzerland and the United Kingdom. Outside the United States, the sparsentan patents and patent applications relate to compositions and methods of use. We have filed one application covering RE-024 in the United States (for which a notice of allowance was received in January 2014), and a PCT counterpart filing has been made. The allowed United States claims are directed to the RE-024 compound, pharmaceutical compositions of matter that include the RE-024 compound, methods of treatment using the RE-024 compound, and methods of preparing the RE- 024 compound. We do not own or license any issued or pending applications for patents covering Syntocinon, RE-034 or RE-001. In jurisdictions which permit such, we will seek patent term extensions, for example as provided for in the Hatch-Waxman Act in the United States, where possible for certain of our patents. We plan to pursue additional patents in and outside of the United States covering additional therapeutic uses of sparsentan from these existing applications. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of sparsentan.

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

We may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti- kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks.  If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well- controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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

From inception through December 31, 2013, we have incurred net losses of approximately $68.2 million and negative cash flows from operating activities of approximately $21.1 million. Because it takes years to develop, test and obtain regulatory approval for our treatments before they can be sold, we likely will continue to incur significant losses and cash flow deficiencies for the foreseeable future. Accordingly, we may never be profitable and, if we do become profitable, we may be unable to sustain profitability.

We have incurred operating losses since our inception. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss attributable to common stockholders was $34.6 million for the year ended December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $68.2 million. To date, we have financed our operations primarily by raising capital through private placements of our securities. We have devoted substantially all of our efforts to research and development, specifically our preclinical development activities.  We have not completed development of any drugs.  We expect to continue to incur significant and increasing operating losses for at least the next several quarters and we are unable to predict the extent of any future losses.  We anticipate that our expenses will increase substantially as we:

•	seek regulatory approval for Syntocinon for aiding milk let down and fund clinical trials for additional indications for Syntocinon;

•	continue our ongoing preclinical development of RE-034 and begin clinical trials of RE-034;

•	continue our ongoing preclinical development of RE-024 for the treatment of PKAN, and potentially begin clinical trials of RE-024;

•	begin Phase 2 clinical development of sparsentan for the treatment of FSGS;

•	continue our ongoing preclinical development activities of RE-001 for the treatment of DMD, and potentially begin clinical trials of RE-001;

•	continue the research and development of additional product candidates;

•	seek regulatory approval of Syntocinon for additional indications, RE-034, RE-024, sparsentan, RE-001 and additional product candidates;

•	establish a sales and marketing infrastructure to commercialize products for which we may obtain regulatory approval; and

•	add operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.

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

We will only obtain regulatory approval to commercialize product candidates if we can demonstrate to the satisfaction of the FDA, or applicable non- United States regulatory authorities, in well-designed and conducted clinical trials, that our product candidates are safe and effective and otherwise meet the appropriate standards required for approval for a particular indication. Clinical trials can be lengthy, complex and extremely expensive processes with uncertain results. A failure of one or more of our clinical trials may occur at any stage of testing. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA.

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

Overview

We are a fully integrated biopharmaceutical company focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases. We are developing Syntocinon™ Nasal Spray in the U.S. to assist initial postpartum milk ejection, and for the treatment of Schizophrenia and Autism. Syntocinon Nasal Spray is currently marketed by Novartis and Sigma-Tau in Europe and other countries for aiding milk let-down. In addition, we are developing RE-034, a synthetic hormone analogue that is composed of the first 24 amino acids of the 39 amino acids contained in ACTH for the treatment of IS and NS. We are developing RE-024, a novel small molecule, as a potential treatment for PKAN. Also, we are developing sparsentan, formerly known as RE-021, a dual acting receptor antagonist of angiotensin and endothelin receptors, for the treatment of FSGS. We also have several additional programs in preclinical development, including RE-001, a therapy for the treatment of DMD.

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

Restatement of 2013 Financial Statements

(1)	In September 2014, the Company’s board of directors requested that the Company’s outside legal counsel conduct an investigation (the “Investigation”) into the circumstances surrounding the negotiation and execution by the former Chief Executive Officer of the Company, Martin Shkreli, of certain consulting and settlement agreements entered into by the Company. The Investigation also covered additional agreements and other matters involving Mr. Shkreli during his tenure as the Chief Executive Officer of the Company. In January 2015, the Company’s board of directors appointed an Oversight Committee of the board of directors (the “Oversight Committee”), consisting of Gary Lyons and Jeffrey Meckler, each of whom was not a member of the Company’s board of directors during the period of time covered by the Investigation. The Company’s board of directors delegated to the Oversight Committee the independent and plenary authority to oversee and direct the Investigation and make findings and decisions related to the Investigation.

Following the investigation, the Oversight Committee concluded the following:

•	In September 2013 and December 2013, the Company entered into two consulting agreements and releases with individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli (the “MSMB Entities”), or that otherwise had financial dealings with Mr. Shkreli. The agreements provided for the issuance of a total of 346,500 shares of common stock of the Company, and a total of $200,000 in cash payments by the Company. The Oversight Committee concluded that the Company should not continue to treat these agreements as consulting agreements because their predominant purpose appears to have been to settle and release claims against the MSMB Entities or Mr. Shkreli personally, and not to provide meaningful and sustained consulting services to the Company.

•	The Oversight Committee also determined that the Company paid approximately $165,000 of legal fees, and $135,000 of other professional fees on behalf of the MSMB Entities, which were charged to operations during the year ended December 31, 2013, that also requires disclosure.

The Oversight Committee concluded that certain of the transactions described above were consummated without specific approval of the Company’s board of directors or without the Company’s board of directors knowing all of the relevant facts.

Quantitative Impact on Previously Issued Financial Statements

The following table sets forth the effects (in thousands) of the matters identified by the Oversight Committee on affected items within the Company’s previously reported Consolidated Balance Sheets for the periods ended September 30, 2013 and December 31, 2013.

	September 30, 2013		December 31, 2013
	As Revised*	As Restated	As Revised*	As Restated
Non-derivative liabilities	$4,935	$7,090	$13,774	$15,129
Derivative financial instruments, warrants	23,853	23,853	25,037	25,037
Total Liabilities	28,788	30,943	38,811	40,166
Additional paid in capital	47,498	46,220	50,189	49,636
Deficit accumulated during the development stage	(54,768)	(55,645)	(67,436)	(68,237)
Stockholder’s deficit	$(7,423)	$(9,578)	$(18,312)	$(19,667)

The following table sets forth the effects (in thousands) of the matters identified by the Oversight Committee on affected items within the Company’s previously reported

Consolidated Statement of Operations for the three months ended September 30, 2013 and December 31, 2013 had the adjustments been made in the corresponding quarters:

	September 30, 2013		December 31, 2013
	As Revised*	As Restated	As Revised*	As Restated
Operating loss	$(5,155)	$(6,031)	$(11,717)	$(11,642)
Net loss	$(11,135)	$(12,011)	$(12,668)	$(12,592)
Net loss per share, basic and diluted	$(0.72)	$(0.78)	$(0.73)	$(0.73)

The following table sets forth the effects (in thousands) of the matters identified by the Oversight Committee on affected items within our previously reported Consolidated Statement of Operations for the nine and twelve months ended September 30, 2013, and December 31, 2013 respectively, had the adjustments been made in the corresponding quarters.

	September 30, 2013		December 31, 2013
	As Revised*	As Restated	As Revised*	As Restated
Operating loss	$(12,255)	$(13,131)	$(23,972)	$(24,773)
Net loss	$(21,156)	$(22,033)	$(33,824)	$(34,625)
Net loss per share, basic and diluted	$(1.65)	$(1.72)	$(2.38)	$(2.44)

*	For matters identified during the fourth quarter of 2013 described in (2) below.

(2)	As previously discussed in the Form 10-K for the year ended 2013, in the fourth quarter of 2013, the Company discovered that certain warrants issued to a placement agent in connection with our February 14, 2013 Private Placement Offering (“February Private Placement”), were not recorded and certain expenses were misstated in our condensed consolidated financial statements for the first, second, and third quarters of 2013. The misstated expenses include costs related to the February Private Placement, certain accruals, consulting fees, and changes in the fair value of the unrecorded warrants, which required liability classification. The adjustments necessary to reflect such issuance were recorded in the fourth quarter of 2013.

Quantitative Impact on Previously Issued Financial Statements

The following table (in thousands) sets forth the effects of the restatement on affected items within our previously reported Consolidated Balance Sheets for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 had the adjustments been made in the corresponding quarters.

	March 31, 2013		June 30, 2013		September 30, 2013
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Non-derivative liabilities	$1,575	$1,460	$4,229	$4,229	$4,935	$4,935
Derivative financial instruments, warrants	6,957	8,349	6,901	8,283	22,234	23,853
Total Liabilities	8,532	9,809	11,130	12,512	27,169	28,788
Additional paid in capital	34,772	33,620	34,945	33,793	48,650	47,498
Deficit accumulated during the development stage	(38,355)	(38,480)	(43,404)	(43,634)	(54,301)	(54,768)
Stockholder’s deficit	$(3,582)	$(4,859)	$(8,457)	$(9,839)	$(5,804)	$(7,423)

The following table (in thousands) sets forth the effects of the restatement on affected items within our previously reported Consolidated Statement of Operations for the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 had the adjustments been made in the corresponding quarters.

	March 31, 2013		June 30, 2013		September 30, 2013
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Operating loss	$(2,250)	$(1,885)	$(5,100)	$(4,215)	$(5,155)	$(5,155)
Non-operating loss	(2,492)	(2,982)	51	61	(5,743)	(5,980)
Net loss	(4,742)	(4,867)	(5,049)	(5,154)	(10,898)	(11,135)
Net loss per common share, basic and diluted	$(0.44)	$(0.46)	$(0.41)	$(0.42)	$(0.71)	$(0.72)

The following table (in thousands) sets forth the effects of the restatement on affected items within our previously reported Consolidated Statement of Operations for the six months ended June 30, 2013 and the nine months ended September 30, 2013, respectively, had the adjustments been made in the corresponding quarters.

	June 30, 2013		September 30, 2013
	As Reported	As Revised	As Reported	As Revised
Operating loss	$(7,350)	$(7,100)	$(12,505)	$(12,255)
Non-operating loss	(2,441)	(2,921)	(8,184)	(8,901)
Net Loss	(9,791)	(10,021)	$(20,689)	$(21,156)
Net loss per common share, basic and diluted	$(0.85)	$(0.87)	$(1.62)	$(1.65)

The cumulative effect of all errors discussed in (1) and (2) on our results of operations for the period from March 11, 2011 through December 30, 2013 for purposes of development stage reporting is that our cumulative loss in the amount of $67.4 million, as reported, is now $68.2 million, as restated.

Plan of Operation

Our plan of operation for the years ending December 31, 2014 and 2015 is to continue implementing our business strategy, including the clinical development of our four drug candidates, focusing primarily on the development of Sparsentan for the treatment of FSGS, RE-024 for the treatment of PKAN, RE-034 for the treatment of Infantile Spasms and Nephrotic Syndrome, and Syntocinon for the treatment of Schizophrenia and possibly Autism. We also intend to expand our drug product portfolio by acquiring additional drugs for marketing or development. During the next 12 months, our principal expenditures may include the following:

☐	We expect to incur operating expenses, including expanded research and development and general and administrative expenses
☐	We expect to incur product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for our four products and the costs of ongoing and planned clinical trials. We expect to conduct multiple clinical trials for our assets, including a Phase 2 clinical trial for Sparsentan for the treatment of FSGS, a Phase 1 clinical trial for RE-024 for the treatment of PKAN, Phase 1 and 3 trials for RE-034 for the treatment of Infantile Spasms and Nephrotic Syndrome, and a Phase 2 trial for Syntocinon for the treatment of Schizophrenia. The expected costs associated with these trials amount to approximately $12.1 million through March 2015.
☐	We plan to re-introduce Syntocinon to the market for its original indication for aiding milk let-down. The re-launch is expected to cost approximately $3.2 million, which includes the contracting of a salesforce, market analysis, marketing and physician outreach and other related launch expenses.
☐	We plan to incur approximately $8.5 million in pre-clinical expenses in non-human studies to confirm safety and efficacy of our assets. Such amount includes sponsored research to which we have committed to.

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

Operating Expenses. Our operating expenses for the year ended December 31, 2013 were $24.8 million compared to $30.3 million for the year ended December 31, 2012 which represents a decrease of $5.5 million, or 18.2%. The expense decrease was principally attributable to a decrease in our compensation and related costs in the amount of $13.9 million, a decrease in our professional fees in the amount of $3.4 million, a decrease in our technology license fees of $1.5 million, offset by an increase in our research and development expenses in the amount of $6.4 million and an increase in other selling, general and administrative costs in the amount of $6.8 million. Our decrease in compensation and related costs of $13.9 million is a result of a decrease in stock based compensation of $14.8 million offset by an increase in cash compensation of $0.9 million. Our decrease in professional fees of $3.4 million is a result of an increase in stock based compensation of $1.5 million offset by a decrease in legal and related cash expenditures of $4.9 million. Our increase in research and development expenses of $6.4 million is a result of an increase in our internal personnel costs of $1.3 million and an increase in our external service provider costs of $5.1 million. Our increase in other selling, general, and administrative costs of $6.8 million is a result of an increase in settlement charges of $5.1 million and an increase in cash expenditures of $1.7 million. Our increase in cash expenditures of approximately $1.7 million is due to an increase in costs associated with business development expenses of $0.9 million, an increase in travel and related expenses of $0.3 million, an increase in recruitment fees of $0.3 million, an increase in rent expense of $0.3 million.

Other Expenses. Other expense for the year ended December 31, 2013 was $9.8 million compared to other expense of $0.1 million for the year ended December 31, 2012, which represents an increase of $9.7 million. The increase was primarily attributable to the change in fair value of derivative financial instruments of $10.1 million and a decrease in interest expense of $0.04 million, offset by a realized gain on the sale of marketable securities of $0.4 million Included in other income is registration payment income of $0.4 million relating to a waiver we received for previous liquidated damages and expense of $0.4 million from allocating the waiver of the original registration payment from the February 14, 2013 registration rights agreement as a charge to income.

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

Since inception through December 31, 2013, we have incurred a net loss of approximately $68.2 million, including stock-based compensation charge of approximately $27.3 million for the period from March 11, 2011 (inception) to December 31, 2013. At December 31, 2013, we had a working capital deficit of approximately $29.1 million; however, the working capital deficit includes a derivative liability of approximately $25.0 million for warrants issued in financing transactions. Our accumulated deficit amounted to $68.2 million at December 31, 2013.

Since our inception in 2011, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. As of December 31, 2013 and December 31, 2012, our stockholders’ deficit was $19.7 million and $3.4 million, respectively. Our net loss from operations for the years ended December 31, 2013 and 2012, and for the period March 11, 2011 (inception) through December 31, 2013 were approximately $34.6 million, $30.3 million and $68.2 million, respectively. Net cash used in operating activities were $17.6 million, $2.7 million and $21.1 million for the years ended December 31, 2013 and 2012, and for the period March 11, 2011 (inception) through December 31, 2013, respectively. Operations since inception have been funded entirely with the proceeds from equity and debt financings. As of December 31, 2013, we had cash of $6.0 million. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities which will have a dilutive effect on our stockholders.

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

In September 2013 and December 2013, the Company entered into two consulting agreements and releases with individuals or entities that had been investors in the MSMB Entities, or that otherwise had financial dealings with Mr. Shkreli. The agreements provided for the issuance of a total of 346,500 shares of common stock of the Company, and a total of $200,000 in cash payments by the Company.

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

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We entered into an agreement for the acquisition of Manchester LLC (“Manchester”), a privately held pharmaceutical company with two products on market generating approximately $5 million in revenue and positive cash flows. In accordance with the agreement, we paid $29.5 upon closing , of which $3.2 million was paid by Retrophin Therapeutics International LLC, a newly formed indirect wholly owned subsidiary, for rights of product sales outside of the United States. We will be required to pay an additional $33 million in three equal installments of $11 million within three, six, and nine months after the closing of the transaction.

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

Cash Flows from Operating Activities

Operating activities used approximately $17.6 million of cash during the year ended December 31, 2013 compared $2.7 million for the year ended December 31, 2012. The increase of $14.9 million was the result of an increase in net loss of $4.3 million, decrease in non-cash charges of $9.0 million, and a net change in operating assets and liabilities of $1.6 million. Included in cash flows from operating activities is a registration payment obligation expense and reversal of the registration payment obligation liability of $0.4 million.

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

Exclusivity Agreement

On March 26, 2014, we acquired 100% of the outstanding membership interests of Manchester Pharmaceuticals, LLC (“Manchester” or “acquiree”), a privately- held specialty pharmaceutical company that focuses on treatments for rare diseases. The acquisition of Manchester expands our ability to address the special needs of patients with ultra-rare diseases.

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

On January 9, 2014, we completed a public offering of 4,705,882 shares of common stock at a price of $8.50 per share. We received net proceeds from the offering of $37.4 million, after deducting the underwriting fees and other offering costs.

Acquisition of Manchester Pharmaceuticals LLC

On March 26, 2014, the Company completed its acquisition of all of the membership interests of Manchester, a privately-held specialty pharmaceutical company that focuses on treatments for rare diseases. The acquisition expanded the Company’s ability to address the special needs of patients with rare diseases. As a result of the purchase of Manchester, we generated our first sales in March 2014 and our planned principal operations commenced. We paid aggregate consideration of $62.5 million, plus additional contingent payments based on net sales of the Chenodal® and Vecamyl products. Upon the acquisition of Manchester, the Company entered into a non- interest bearing note payable in the amount of $33 million. The note was due and payable in three consecutive payments, each in the amount of $11 million payable on June 26, 2014, September 26, 2014, and December 12, 2014 (the maturity date).

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

Information with respect to this item is incorporated by reference from our definitive Proxy Statement filed with the SEC not later than 120 days after the end of our fiscal year.

Item 11.	Executive Compensation

Information with respect to this item is incorporated by reference from our definitive Proxy Statement filed with the SEC not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive Proxy Statement filed with the SEC not later than 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions

Information with respect to this item is incorporated by reference from our definitive Proxy Statement filed with the SEC not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive Proxy Statement filed with the SEC not later than 120 days after the end of our fiscal year.

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	The financial statements at page F-1 are filed as a part of this Annual Report on Form 10-K.

	(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	Exhibits: The exhibits to this report are listed in the exhibit index below.

(b)	Description of Exhibits

Exhibit No.	Description
1.1	Form of Underwriting Agreement (1)
2.1	Agreement and Plan of Merger, dated December 12, 2012, by and among Desert Gateway, Inc. (now known as Retrophin, Inc.) (the “Company”), Desert Gateway Acquisition Corp., and Retrophin Inc. (2)
3.1	Certificate of Incorporation of the Company (3)
3.2	Amended and Restated Bylaws of the Company (4)
4.1	Form of Warrant issued to the purchasers (the “February 2013 Purchasers”) in the private placement of 3,045,929 shares of common stock, dated February 14, 2013 (5)
4.2	Form of Common Stock Purchase Warrant, dated August 15, 2013, issued to the purchasers (the “August 2013 Purchasers”) of securities in the private placement of the Company closed on August 15, 2013 (6)
10.1	Securities Purchase Agreement, dated February 12, 2013, by and among the Company and the February 2013 Purchasers (7)
10.2	Registration Rights Agreement, dated February 12, 2013, by and among the Company and the February 2013 Purchasers (8)
10.3	Sublicense Agreement, dated February 16, 2012, by and among Ligand Pharmaceuticals Incorporated, a Delaware corporation, Pharmacopeia, Inc., a Delaware limited liability company, and Retrophin, LLC, a Delaware limited liability company (9)
10.4	Employment Agreement, dated April 24, 2013, by and between Retrophin, Inc. and Horacio Plotkin, M.D. (10)
10.5	Employment Agreement, dated May 7, 2013, by and between Retrophin, Inc. and Marc Panoff (11)
10.6	Amendment to Employment Agreement, dated as of June 30, 2013 (12)
10.7	Securities Purchase Agreement, dated August 14, 2013, by and among the Company and the August 2013 Purchasers (13)
10.8	Registration Rights Agreement, dated August 15, 2013, by and among the Company and the August 2013 Purchasers (14)
10.9	First Amendment to Securities Purchase Agreement, dated August 14, 2013, by and among the Company and the purchasers signatory thereto (15)
10.10	First Amendment to Registration Rights Agreement, dated August 14, 2013, by and among the Company and the purchasers signatory thereto (16)
10.11	Sponsored Research Agreement between St. Jude Children's Research Hospital and the Company, dated October 1, 2013. (17) (Portions of Sections 1, 4, 6, Appendix A and Appendix B of the Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)
10.12	Form of Settlement and Release Agreement between the Company, MSMB Capital Management, LP, MSMB Capital Management LLC, MSMB Healthcare LP, MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC and the other parties thereto (18)
10.13	Form of Indemnification Agreement between the Company, MSMB Capital Management, LP, MSMB Capital Management LLC, MSMB Healthcare LP, MSMB Healthcare Investors LLC and MSMB Healthcare Management LLC (19)
10.14	Form of Promissory Note made by MSMB Capital Management, LP, MSMB Capital Management LLC, MSMB Healthcare LP, MSMB Healthcare Investors LLC and MSMB Healthcare Management LLC in favor of the Company (20)
10.15	License Agreement, dated December 12, 2013, by and among Retrophin, Inc., Novartis Pharma AG and Novartis AG. (21) (Portions of Sections 1, 4, 10, 11, 16, Schedule A and Schedule B of the Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)
10.16	Exclusive License Agreement, dated December 12, 2013, by and between Retrophin, Inc. and Stuart Weg, MD. (22) (Portions of Sections 2, 3, 4, 6, 7, Appendix A and Appendix B of the Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)
10.17	Sponsored Research Agreement, dated December 12, 2013, by and between Retrophin, Inc. and The Regents of the University of California, on behalf of its San Diego Campus. (23) (Portions of the Recital, Sections 1, 2, 3, 4, 5, 6, 8, 9, 14, Exhibit A and Exhibit B of the Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)
10.18	Employment Agreement, dated December 16, 2013, by and between Retrophin, Inc. and Martin Shkreli. (24)

10.19	Stock Purchase Agreement, dated December 23, 2013, by and among Retrophin, Inc., Kyalin Biosciences, Inc. and the Sellers party thereto. (25)
16.1	Letter from Michael F. Cronin, CPA, to the Securities and Exchange Commission (the “SEC”) (26)
21.1	List of the Company’s Subsidiaries **
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-K, filed with the SEC on March 28, 2014.
(1)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on January 1, 2014.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2012.
(3)	Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G filed with the SEC on October 28, 2010.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2014.
(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013.
(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2013.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013.

(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2012.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013.
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2013.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2013.
(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2013.
(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2013.
(16)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2013.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 15, 2013.
(18)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 15, 2013.
(19)	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 15, 2013.
(20)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 15, 2013.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013.
(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013.
(24)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 7, 2014.
(26)	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Aselage	Chief Executive Officer and Director (Principal Executive Officer)	July 9, 2015
Stephen Aselage

/s/ Laura Clague	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 9, 2015
Laura Clague

/s/ Steven Richardson	Director
Steven Richardson		July 9, 2015

/s/ Cornelius Golding	Director
Cornelius Golding		July 9, 2015

/s/ Jeffrey A. Meckler	Director
Jeffrey A. Meckler		July 9, 2015

/s/ Gary Lyons	Director
Gary Lyons		July 9, 2015

/s/ John W. Kozarich	Director
John W. Kozarich		July 9, 2015

/s/ Tim Coughlin	Director
Tim Coughlin		July 9, 2015

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement(1)
2.1	Agreement and Plan of Merger, dated December 12, 2012, by and among Desert Gateway, Inc. (now known as Retrophin, Inc.) (the “Company”), Desert Gateway Acquisition Corp., and Retrophin Inc. (2)
3.1	Certificate of Incorporation of the Company (3)
3.2	Amended and Restated Bylaws of the Company (4)
4.1	Form of Warrant issued to the purchasers (the “February 2013 Purchasers”) in the private placement of 3,045,929 shares of common stock, dated February 14, 2013 (5)
4.2	Form of Common Stock Purchase Warrant, dated August 15, 2013, issued to the purchasers (the “August 2013 Purchasers”) of securities in the private placement of the Company closed on August 15, 2013 (6)
10.1	Securities Purchase Agreement, dated February 12, 2013, by and among the Company and the February 2013 Purchasers (7)
10.2	Registration Rights Agreement, dated February 12, 2013, by and among the Company and the February 2013 Purchasers (8)
10.3	Sublicense Agreement, dated February 16, 2012, by and among Ligand Pharmaceuticals Incorporated, a Delaware corporation, Pharmacopeia, Inc., a Delaware limited liability company, and Retrophin, LLC, a Delaware limited liability company (9)
10.4	Employment Agreement, dated April 24, 2013, by and between Retrophin, Inc. and Horacio Plotkin, M.D. (10)
10.5	Employment Agreement, dated May 7, 2013, by and between Retrophin, Inc. and Marc Panoff (11)
10.6	Amendment to Employment Agreement, dated as of June 30, 2013 (12)
10.7	Securities Purchase Agreement, dated August 14, 2013, by and among the Company and the August 2013 Purchasers (13)
10.8	Registration Rights Agreement, dated August 15, 2013, by and among the Company and the August 2013 Purchasers (14)
10.9	First Amendment to Securities Purchase Agreement, dated August 14, 2013, by and among the Company and the purchasers signatory thereto (15)
10.10	First Amendment to Registration Rights Agreement, dated August 14, 2013, by and among the Company and the purchasers signatory thereto (16)
10.11	Sponsored Research Agreement between St. Jude Children's Research Hospital and the Company, dated October 1, 2013. (17) (Portions of Sections 1, 4, 6, Appendix A and Appendix B of the Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)
10.12	Form of Settlement and Release Agreement between the Company, MSMB Capital Management, LP, MSMB Capital Management LLC, MSMB Healthcare LP, MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC and the other parties thereto (18)
10.13	Form of Indemnification Agreement between the Company, MSMB Capital Management, LP, MSMB Capital Management LLC, MSMB Healthcare LP, MSMB Healthcare Investors LLC and MSMB Healthcare Management LLC (19)
10.14	Form of Promissory Note made by MSMB Capital Management, LP, MSMB Capital Management LLC, MSMB Healthcare LP, MSMB Healthcare Investors LLC and MSMB Healthcare Management LLC in favor of the Company (20)
10.15	License Agreement, dated December 12, 2013, by and among Retrophin, Inc., Novartis Pharma AG and Novartis AG. (21) (Portions of Sections 1, 4, 10, 11, 16, Schedule A and Schedule B of the Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)
10.16	Exclusive License Agreement, dated December 12, 2013, by and between Retrophin, Inc. and Stuart Weg, MD. (22) (Portions of Sections 2, 3, 4, 6, 7, Appendix A and Appendix B of the Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)
10.17	Sponsored Research Agreement, dated December 12, 2013, by and between Retrophin, Inc. and The Regents of the University of California, on behalf of its San Diego Campus. (23) (Portions of the Recital, Sections 1, 2, 3, 4, 5, 6, 8, 9, 14, Exhibit A and Exhibit B of the Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)
10.18	Employment Agreement, dated December 16, 2013, by and between Retrophin, Inc. and Martin Shkreli. (24)
10.19	Stock Purchase Agreement, dated December 23, 2013, by and among Retrophin, Inc., Kyalin Biosciences, Inc. and the Sellers party thereto. (25)

16.1	Letter from Michael F. Cronin, CPA, to the Securities and Exchange Commission (the “SEC”) (26)
21.1	List of the Company’s Subsidiaries **
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-K, filed with the SEC on March 28, 2014.
(1)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on January 1, 2014.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2012.
(3)	Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G filed with the SEC on October 28, 2010.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2014.
(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013.
(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2013.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013.
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2012.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013.
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2013.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2013.
(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2013.
(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2013.
(16)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2013.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 15, 2013.
(18)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 15, 2013.
(19)	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 15, 2013.
(20)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 15, 2013.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013.
(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013.

(24)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 7, 2014.
(26)	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2012.

RETROPHIN, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets at December 31, 2013 (restated) and 2012	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 (restated) and 2012, and for the period from March 11, 2011 (inception) through December 31, 2013 (restated).	F-4
Consolidated Statement of Changes in Stockholders' Deficit for the period from March 11, 2011 (inception) through December 31, 2013 (restated).	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013 (restated) and 2012, and for the period from March 11, 2011 (inception) Through December 31, 2013 (restated).	F-7
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Retrophin, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Retrophin, Inc. and Subsidiary (a development stage company) (the “Company”) as of December 31, 2013 (restated) and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years ended December 31, 2013 (restated) and 2012, and for the period from March 11, 2011 (inception) through December 31, 2013 (restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retrophin, Inc. and Subsidiary as of December 31, 2013 (restated) and 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013 (restated) and 2012, and for the period from March 11, 2011 (inception) through December 31, 2013 (restated), in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

New York, NY

March 28, 2014, except for the information appearing in the first bullet point in Note 2 and the last five paragraphs of Note 13 as to which the date is March 11, 2015.

Index

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(As Restated)
Assets

Current assets:
Cash	$5,997,307	$11,388
Marketable securities	132,994	-
Prepaid expenses and other current assets	1,370,943	21,830
Total current assets	7,501,244	33,218

Property and equipment, net	127,427	23,790
Due from affiliate	-	137,547
Security deposits	244,058	-
Restricted cash	40,000	-
Indefinite lived intangible assets	10,560,355	-
Other Amortizable intangible assets, net	2,025,795	2,196,710
Total assets	$20,498,879	$2,391,265

Liabilities and Stockholders' Deficit

Current liabilities:
Technology license liability	$-	$1,300,000
Deferred technology purchase liability, current portion	1,634,630	-
Accounts payable	3,553,567	1,023,320
Accrued expenses	4,881,434	2,467,796
Securities sold, not yet purchased	1,457,901	-
Note payable - related party	-	884,764
Investors' deposits	-	100,000
Due to related parties	-	23,200
Derivative financial instruments, warrants	25,037,346	-

Total current liabilities	36,564,878	5,799,080

Deferred technology purchase liability	1,000,000	-
Deferred income tax liability, net	2,600,899	-

Total liabilities	40,165,777	5,799,080

Commitments and contingencies

Stockholders' Deficit:
Preferred stock Series A $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2013 and 2012, respectively	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 18,546,363 and 8,952,905 issued and 18,415,573 and 8,952,905 outstanding, respectively	1,855	895
Additional paid-in capital	49,635,502	30,203,402
Treasury stock, at cost, 130,790	(957,272)	-
Deficit accumulated during the development stage	(68,236,996)	(33,612,112)
Accumulated other comprehensive loss	(109,987)	-
Total stockholders' deficit	(19,666,898)	(3,407,815)
Total liabilities and stockholders' deficit	$20,498,879	$2,391,265

Index

RETROPHIN, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			For the period from
			March 11, 2011
	For the year ended December 31,		(inception) through
	2013	2012	December 31, 2013
	(As Restated)		(As Restated)
Operating expenses:
Selling, general and administrative - inclusive of share base compensation $2,650,845, $22,410,222, and $27,040,366	$17,689,439	$29,594,515	$50,315,639
Research and development - inclusive of share based compensation $259,076, $0, and $259,076	7,084,009	662,502	7,978,522
Total operating expenses	24,773,448	30,257,017	58,294,161

Operating loss	(24,773,448)	(30,257,017)	(58,294,161)

Other income (expenses):
Interest expense, net	(46,344)	(84,087)	(130,356)
Registration payment obligation income	360,000	-	360,000
Registration payment obligation expense	(360,000)	-	(360,000)
Realized gain on sale of marketable securities, net	374,482	-	374,482
Change in fair value of derivative financial instruments - warrants	(10,099,926)	-	(10,099,926)
Loss on transactions denominated in foreign currencies	(3,873)	(2,752)	(11,260)
Total other expense, net	(9,775,661)	(86,839)	(9,867,060)

Loss before provision for income taxes	(34,549,109)	(30,343,856)	(68,161,221)

Provision for income taxes	(75,775)	-	(75,775)

Net loss	$(34,624,884)	$(30,343,856)	$(68,236,996)

Net loss per common share, basic and diluted	$(2.44)	$(8.29)

Weighted average common shares outstanding, basic and diluted	14,205,264	3,662,114

Comprehensive Loss:

Net loss	$(34,624,884)	$(30,343,856)	$(68,236,996)

Unrealized loss on marketable securities	(109,987)	-	(109,987)

Comprehensive Loss	$(34,734,871)	$(30,343,856)	$(68,346,983)

RETROPHIN, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM MARCH 11, 2011 (INCEPTION) THROUGH DECEMBER 31, 2013

Index

	Common Stock		Common Stock in Treasury
	Shares	Amount	Shares	Amount	Additional paid in capital	Receivables due from Stockholder	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders' deficit
Balance – March 11, 2011 (inception)	-	$-	-	-	$-	$-	$-	$-	$-
Issuance of common shares	1,608,300	161	-	-	24,839	(25,000)	-	-	-
Issuance of common shares to founders in connection with the initial capital contribution	50,000	5	-	-	95	-	-	-	100
Incentive shares granted – employees	1,758,300	176	-	-	(176)	-	-	-	-
Incentive shares granted – non employees	381,000	38	-	-	(38)	-	-	-	-
Incentive shares forfeited - employees	(45,835)	(5)	-	-	5	-	-	-	-
Share based compensation - employees	-	-	-	-	1,724,967	-	-	-	1,724,967
Share based compensation – non employees	-	-	-	-	254,332	-	-	-	254,332
Issuance of shares in connection with March 2011 private placement, net of fees of $66,061	253,750	25	-	-	658,914	-	-	-	658,939
Issuance of Series A preferred in connection with March 2011 private placement, net of fees of $1,367, recapitalization to common stock	36,750	4	-	-	103,629	-	-	-	103,633
Loan made to stockholder	-	-	-	-	-	(10,000)	-	-	(10,000)
Net Loss	-	-	-	-	-	-	-	(3,268,256)	(3,268,256)
Balance - December 31, 2011	4,042,265	$404	-	$-	$2,766,567	$(35,000)	$-	$(3,268,256)	$(536,285)
Prior Issuance of Series A preferred in connection with January 2012 private place, net of fees of $61,677, exchanged to common stock	326,963	33	-	-	1,806,644	-	-	-	1,806,677
Prior Issuance of Series A preferred in connection with May 2012 private place, net of fees of $12,275, exchanged to common stock	470,764	47	-	-	1,668,979	-	-	-	1,669,026
Shares transferred to consultants by founder for services	0	0	-	-	4,400,000	-	-	-	4,400,000
Shares transferred to employees by founder for services	0	0	-	-	1,375,000	-	-	-	1,375,000
Shares issued in accordance with license agreement	620,000	62	-	-	1,549,938	-	-	-	1,550,000
Shares outstanding at time of reverse merger date December 12, 2012	2,585,583	259	-	-	1,142	-	-	-	1,401
Incentive shares granted-employees	866,180	86	-	-	(86)	-	-	-	-
Incentive shares granted-non employees	87,503	9	-	-	(9)	-	-	-	-
Incentive shares forfeited-employees	(46,353)	(5)	-	-	5	-	-	-	-
Share based compensation-employees	-	-	-	-	14,637,850	-	-	-	14,637,850
Share based compensation-non employees	-	-	-	-	1,997,372	-	-	-	1,997,372
Loan made to stockholder	-	-	-	-	-	(372,900)	-	-	(372,900)
Receivable due from stockholder charged to compensation	-	-	-	-	-	407,900	-	-	407,900
Net loss	-	-	-	-	-	-	-	(30,343,856)	(30,343,856)

Balance - December 31, 2012	8,952,905	$895	-	-	$30,203,402	-	-	$(33,612,112)	$(3,407,815)

Incentive shares granted-employees	135,000	14	-	-	(14)	-	-	-	-
Share based compensation-employees	-	-	-	-	1,424,528	-	-	-	1,424,528
Share based compensation-non employees	177,500	18	-	-	1,485,357	-	-	-	1,485,375
Consultant Settlements	181,500	18	-	-	1,179,750	-	-	-	1,179,768
Incentive shares forfeited-employees	(20,833)	(2)	-	-	2	-	-	-	-
Incentive shares forfeited- non employees	(37,500)	(4)	-	-	4	-	-	-	-
Issuance of common stock in connection with January 2013 private placement at $3.00 per share, net of fees of $0	272,221	27	-	-	816,637	-	-	-	816,664
Issuance of common stock in connection with February 2013 private placement at $3.00 per share, net of fees of $928,986 and registration payment obligation of $360,000	3,045,929	305	-	-	2,441,124	-	-	-	2,441,429
Issuance of common stock in connection with August 2013 private placement at $4.50 per share, net of fees of $2,780,563 and payment made to February investors for inducement to participate in August financing of $2,238,681	5,531,401	553	-	-	10,670,020	-	-	-	10,670,573
Issuance of common stock in connection with payment made to February investors for inducement to participate in August financing, 271,222 shares at $4.50 per share and 20,685 shares at $5.00 per share	291,907	29	-	-	1,323,894	-	-	-	1,323,923
Treasury stock	-	-	(130,790)	(957,272)	-	-	-	-	(957,272)
Shares issued on behalf of related party	11,000	1	-	-	80,799	-	-	-	80,800
Adjustment to existing shareholders	5,333	1	-	-	9,999	-	-	-	10,000
Unrealized loss on marketable securities	-	-	-	-	-	-	(109,987)	-	(109,987)
Net loss	-	-	-	-	-	-	-	(34,624,884)	(34,624,884)
Balance - December 31, 2013 (as restated)	18,546,363	$1,855	(130,790)	$(957,272)	$49,635,502	-	$(109,987)	$(68,236,996)	$(19,666,898)

Index

RETROPHIN, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF

CASH FLOW

	For the year ended December 31,		For the period from March 11, 2011 (inception) through
	2013	2012	December 31, 2013
	(As Restated)		(As Restated)
Cash Flows From Operating Activities:
Net loss	$(34,624,884)	$(30,343,856)	$(68,236,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215,993	124,885	341,233
Realized gain on marketable securities	(374,482)	-	(374,482)
Compensation in lieu of stockholder receivable	-	407,900	407,900
Provision for income taxes	75,775	-	75,775
Share based compensation - employees	1,424,528	16,012,850	19,162,345
Share based compensation - non-employees	4,020,143	6,397,372	10,671,847
Shares issued on behalf of related party	80,800	-	80,800
Registration payment obligation expense	360,000	-	360,000
Reversal of registration payment obligation liability	(360,000)	-	(360,000)
Share based payment - Technology license contingent fee	-	1,550,000	1,550,000
Change in estimated fair value of liability classified warrants	10,099,926	-	10,099,926
Changes in operating assets and liabilities:			-
Prepaid expenses and other current assets	(1,349,113)	(14,830)	(1,370,943)
Technology license fees	-	150,000	150,000
Accounts payable and accrued expenses	2,842,146	2,978,940	6,330,941
Net cash used in operating activities	(17,589,168)	(2,736,739)	(21,111,654)

Cash Flows From Investing Activities:
Purchase of fixed assets	(117,033)	(24,774)	(144,679)
Purchase of indefinite lived intangible assets	(5,400,601)	-	(5,400,601)
Purchase of amortizable intangible asset	(31,682)	(1,168,093)	(1,199,775)
Security deposits	(106,511)	-	(106,511)
Repayment of technology license liability	(1,300,000)	-	(1,300,000)
Proceeds from the sale of marketable securities	4,385,425	-	4,385,425
Purchase of marketable securities	(4,124,482)	-	(4,124,482)
Proceeds from securities sold, not yet purchased	4,193,719	-	4,193,719
Cover securities sold, not yet purchased	(2,865,260)	-	(2,865,260)
Increase in restricted cash	(40,000)	-	(40,000)
Cash received in merger transaction	-	3,721	3,721
Payments made on behalf of affiliate	-	(137,547)	(137,547)
Loans made to shareholder	-	(372,900)	(382,900)
Net cash used in investing activities	(5,406,425)	(1,699,593)	(7,118,890)

Index

Cash Flows From Financing Activities:
Proceeds from related parties	-	10,500	56,500
Repayment of net amounts due to related parties	(13,200)	(33,300)	(46,500)
Proceeds from note payable - related party	-	930,000	930,000
Repayment of note payable - related party	(884,764)	(45,236)	(930,000)
Investors' deposits	(100,000)	100,000	-
Proceeds received from issuance of common stock, net	30,936,748	3,475,703	35,175,123
Purchase of treasury stock, at cost	(957,272)		(957,272)
Net cash provided by financing activities	28,981,512	4,437,667	34,227,851

Net increase in cash	5,985,919	1,335	5,997,307
Cash, beginning of year	11,388	10,053	-

Cash, end of year	$5,997,307	$11,388	$5,997,307

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$28,263	$14,764	$43,027
Non-cash investing and financing activities:
Unrealized gain on marketable securities	$3,292	$-	$3,292
Unrealized loss on securities sold, not yet purchased	$(113,279)	$-	$(113,279)

Forfeiture of subscription receivable Technology license liability	$-	$-	$25,000
Reclassification of due from related parties	$-	$500	$-
Technology License liability	$-	$1,300,000	$-
Adjustment to existing shareholders	$10,000		$10,000
Purchase of Kyalin in exchange for future consideration	$2,634,630	$-	$2,634,630
Affiliate receivable applied to security deposit	$137,547		$137,547
Share based payment made to February investors for inducement to participate in August financing	$1,323,923		$1,323,923
Offering expense liability	$746,739		$746,739
Increase in basis of indefinite lived intangible assets acquired from Kyalin due to accrual of deferred tax liability	$2,525,124		$2,525,124

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

Former Retrophin, Inc. was originally organized as a Delaware limited liability company, named Retrophin, LLC, on March 11, 2011 (“Inception”). On September 20, 2012, Retrophin filed a Certificate of Conversion to change its legal form of organization from a limited liability company to a corporation in the State of Delaware. This conversion (as more fully described in Note 15) into a corporation, which preceded the Merger on December 12, 2012, resulted in no change of ownership and was therefore considered a recapitalization of the LLC’s equity.

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

NOTE 2. RESTATEMENTS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

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

Following the investigation, the Oversight Committee concluded the following:

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

The Oversight Committee also determined that the Company paid approximately $165,000 of legal fees, and $135,000 of other professional fees on behalf of the MSMB Entities, which were charged to operations during the year ended December 31, 2013. The Related Party Transactions note has been updated to include this disclosure.

The Oversight Committee concluded that certain of the transactions described above were consummated without specific approval of the Company’s board of directors or without the Company’s board of directors knowing all of the relevant facts.

Quantitative Impact on Previously Issued Interim and Annual Financial Statements

The following table sets forth the effects (in thousands) of the matters identified by the Oversight Committee on affected items within the Company’s previously reported Consolidated Balance Sheets for the periods ended September 30, 2013 and December 31, 2013.

	September 30, 2013		December 31, 2013
	As Revised*	As Restated	As Revised*	As Restated
Non-derivative liabilities	$4,935	$7,090	$13,774	$15,129
Derivative financial instruments, warrants	23,853	23,853	25,037	25,037
Total Liabilities	28,788	30,943	38,811	40,166
Additional paid in capital	47,498	46,220	50,189	49,636
Deficit accumulated during the development stage	(54,768)	(55,645)	(67,436)	(68,237)
Stockholder’s deficit	$(7,423)	$(9,578)	$(18,312)	$(19,667)

The following table sets forth the effects (in thousands) of the matters identified by the Oversight Committee on affected items within the Company’s previously reported Consolidated Statement of Operations for the three months ended September 30, 2013 and December 31, 2013 had the adjustments been made in the corresponding quarters:

	September 30, 2013		December 31, 2013
	As Revised*	As Restated	As Revised*	As Restated
Selling, General and Administrative	$3,755	$4,631	$6,747	$6,672
Operating loss	(5,155)	(6,031)	(11,717)	(11,642)
Net loss	(11,135)	(12,011)	(12,668)	(12,592)
Net loss per share, basic and diluted	$(0.72)	$(0.78)	$(0.73)	$(0.73)

The following table sets forth the effects (in thousands) of the matters identified by the Oversight Committee on affected items within our previously reported Consolidated Statement of Operations for the nine and twelve months ended September 30, 2013, and December 31, 2013 respectively, had the adjustments been made in the corresponding quarters.

	September 30, 2013		December 31, 2013
	As Revised*	As Restated	As Revised*	As Restated
Selling, General and Administrative	$10,141	$11,017	$16,888	$17,689
Operating loss	(12,255)	(13,131)	(23,972)	(24,773)
Net loss	(21,156)	(22,033)	(33,824)	(34,625)
Net loss per share, basic and diluted	$(1.65)	$(1.72)	$(2.38)	$(2.44)

*For matters identified during the fourth quarter of 2013 described in (2) below.

(2)	As previously discussed in the Form 10-K for the year ended 2013, in the fourth quarter of 2013, the Company discovered that certain warrants issued to a placement agent in connection with our February 14, 2013 Private Placement Offering (“February Private Placement”), were not recorded and certain expenses were misstated in our condensed consolidated financial statements for the first, second, and third quarters of 2013. The misstated expenses include costs related to the February Private Placement, certain accruals, consulting fees, and changes in the fair value of the unrecorded warrants, which required liability classification.

Quantitative Impact on Previously Issued Interim Financial Statements

The following table (in thousands) sets forth the effects of the restatement on affected items within our previously reported Consolidated Balance Sheets for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 had the adjustments been made in the corresponding quarters.

	March 31, 2013		June 30, 2013		September 30, 2013
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Non-derivative liabilities	$1,575	$1,460	$4,229	$4,229	$4,935	$4,935
Derivative financial instruments, warrants	6,957	8,349	6,901	8,283	22,234	23,853
Total Liabilities	8,532	9,809	11,130	12,512	27,169	28,788
Additional paid in capital	34,772	33,620	34,945	33,793	48,650	47,498
Deficit accumulated during the development stage	(38,355)	(38,480)	(43,404)	(43,634)	(54,301)	(54,768)
Stockholder’s deficit	$(3,582)	$(4,859)	$(8,457)	$(9,839)	$(5,804)	$(7,423)

The following table (in thousands) sets forth the effects of the restatement on affected items within our previously reported Consolidated Statement of Operations for the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 had the adjustments been made in the corresponding quarters.

	March 31, 2013		June 30, 2013		September 30, 2013
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Selling, General and Administrative	$2,141	$1,777	$4,495	$4,610	$3,755	$3,755
Operating loss	(2,250)	(1,885)	(5,100)	(4,215)	(5,155)	(5,155)
Non-operating loss	(2,492)	(2,982)	51	61	(5,743)	(5,980)
Net loss	(4,742)	(4,867)	(5,049)	(5,154)	(10,898)	(11,135)
Net loss per common share, basic and diluted	$(0.44)	$(0.46)	$(0.41)	$(0.42)	$(0.71)	$(0.72)

The following table (in thousands) sets forth the effects of the restatement on affected items within our previously reported Consolidated Statement of Operations for the six months ended June 30, 2013 and the nine months ended September 30, 2013, respectively, had the adjustments been made in the corresponding quarters.

	June 30, 2013		September 30, 2013
	As Reported	As Revised	As Reported	As Revised
Selling, General and Administrative	$6,636	$6,387	$10,391	$10,141
Operating loss	(7,350)	(7,100)	(12,505)	(12,255)
Non-operating loss	(2,441)	(2,921)	(8,184)	(8,901)
Net Loss	(9,791)	(10,021)	(20,689)	(21,156)
Net loss per common share, basic and diluted	$(0.85)	$(0.87)	$(1.62)	$(1.65)

The cumulative effect of all errors discussed in (1) and (2) on our results of operations for the period from March 11, 2011 through December 30, 2013 for purposes of development stage reporting is that our cumulative loss in the amount of $67.4 million, as reported, is now $68.2 million, as restated.

NOTE 3.   LIQUIDITY AND FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company incurred a net loss of approximately $68.2 million, including stock-based compensation of $27.3 million for the period from March 11, 2011 (inception) to December 31, 2013. At December 31, 2013, the Company had a cash balance of approximately $6.0 million and a working capital deficiency of approximately $29.1 million; however, the working capital deficit includes a derivative liability of approximately $25.0 million for warrants issued in financing transactions. The Company’s accumulated deficit amounted to approximately $68.2 million at December 31, 2013.

The Company has principally financed its operations from inception using proceeds from sales of its equity securities in a series of private placement transactions (see Note 15). On January 9, 2014, the Company raised gross proceeds of approximately $40 million.

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

On August 14, 2013, the Company and the investors who participated in the private placement transaction that the Company completed on February 14, 2013, entered into the first amendment to the registration rights agreement (the “Amended Registration Rights Agreement”) associated with that transaction.  The Amended Registration Rights Agreement provides, among other things, for (i) a waiver of any and all liquidated damages that the Company incurred for its inability to cause the a registration statement to be declared effective within certain contractually defined time-frames stipulated in the original agreement; (ii) a commitment on the part of the investors in the February private placement to participate in a private placement transaction that the Company completed on August 15, 2013, and (iii) a covenant on the part of the Company to proceed with the sale of shares that were issued under the August 15, 2013 private placement transaction. In exchange, the Company paid an aggregate fee to these investors of $2,495,256 consisting of (i) 73,710 shares of the Company’s common stock with an aggregate fair value of $331,695 (based on the selling price of $4.50 per share in the August financing transaction); (ii) cash in the amount of $1,835,000; and (iii) warrants to purchase 98,756 shares of common stock with a fair value of $328,561. The investors were also given the option to purchase shares of the Company’s common stock at $4.50 as a use of the cash portion of the payment arrangement. Accordingly, $946,196 of the cash portion of the fee was settled in cash and the remainder was settled by the issuance of 197,512, shares. Additionally, the Company paid $103,425 to an investor to whom the Company sold shares in a private placement transaction in January 2013 and who participated in the August 2013 private placement transaction. This payment was settled entirely by the issuance of 20,685 shares of the Company’s common stock at a value of $5.00 per share (see Note 15).

In the second quarter of 2013, the Company, its Chief Executive Officer and a related party became parties to a series of agreements to settle up to $2,284,511 of liabilities, which Company management believes are the primary obligation of the related party. The Company paid $593,111 of these settlements in the second quarter on behalf of the related party and had outstanding liabilities of $1,691,400 as of September 30, 2013, which the Company paid as of the date of this filing. Concurrent with the execution and payment of such settlement agreements, the Company entered into indemnification agreements and received promissory notes from the related party whereby the related party agreed to pay the Company the principal amount of $2,284,511 plus interest at an annualized rate of 5% as reimbursement of payments that the Company made to settle a portion of the agreements. The Chief Executive Officer also agreed to deliver or cause to be delivered 47,128 shares of common stock to one of the counter parties as a separate component of one of these agreements. Accordingly, the Company does not believe it is required to record a liability for the shared-based component of this specific agreement during the third quarter ended September 30, 2013. There is uncertainty as to whether the related party will have sufficient liquidity to repay the Company or fund the indemnification agreements should it become necessary (see Note 13).

In addition, on August 29, 2013, the Company entered into and paid an additional settlement agreement for $300,000.

Effective October 1, 2013, the Company signed a Sponsored Research Agreement (“SRA”) with St. Jude Children’s Research Hospital (“St. Jude”). Unless otherwise terminated by operation of law or by acts of the parties in accordance with the terms of the agreement, the SRA shall be in full force and effect for a period of two (2) years and shall expire on October 1, 2015. The term may be extended by written agreement between the parties. The Company and St. Jude will collaborate on research focused on the study of PKAN disease and other infectious diseases (see Note 14).

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

As consideration for the license, the Company paid to Novartis and Novartis AG a $5 million upfront fee and is required to pay annual maintenance fees of $3 million after each anniversary until there has been regulatory approval, up to $34 million in developmental milestones for the first indication and up to $32 million in developmental milestones for the second indication. Should the Company commercialize the Product, it will be obligated to pay Novartis and Novartis AG a 10%-20% royalty on net sales of such products (see Note 8).

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

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Stock Compensation” (“ASC 718”). ASC 718 addresses all forms of share- based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares.  Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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

On January 9, 2014, the Company completed a public offering of 4.7 million shares of common stock at a price of $8.50 per share (see Note 18).

Subsequent to year end, an aggregate of 798,391 warrants were exercised for a total of $3,830,316 in cash received by the Company (see Note 18).

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

In estimating the fair value of the Company’s marketable securities available-for-sale and securities sold, not yet purchased, the Company used quoted prices in active markets (see Note 5 and Note 7).

In estimating the fair value of the Company’s derivative liabilities, the Company used the Binomial Lattice pricing model (see Note 6 and Note 7).

Financial assets with carrying values approximating fair value include cash as well as marketable securities, deposits on license agreements, prepaid expenses and other current assets. Financial liabilities with carrying values approximating fair value include accounts payable and accrued expenses.

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a first-in, first-out basis. Differences between the cost of treasury stock and the re- issuance proceeds are charged to additional paid-in capital.

Registration Payment Arrangements

The Company accounts for registration payment arrangements in accordance with ASC 825-20, “Registration Payment Arrangements” (“ASC 825-20”) ASC 825- 20 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20, “Loss Contingencies” (“ASC 450”).

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Amount at the Reporting Date is Fixed” (“ASU 2013-04”). The guidance in this update is effective for fiscal years beginning after December 15, 2013 with early adoption permitted.  The guidance in this update requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount the entity has a) contractually agreed to pay, and b) any additional amounts that the entity expects to pay on behalf of its co-obligors. The Company early adopted this guidance in the second quarter of 2013 (Note 3 and Note 13).

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

NOTE 6.   DERIVATIVE FINANCIAL INSTRUMENTS

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

	As of
	Date of issuance February 14, 2013	Date of issuance August 14, 2013	Date of issuance August 15, 2013	December 31, 2013
Fair market price of common stock	$3.75	$4.50	$4.50	$7.00
Contractual term	5 years	5 years	5 years	4.12 – 4.62 years
Risk-free interest rate	0.86%	1.48%	1.48%	1.39%
Expected volatility	101%	106%	106%	93% – 97%

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

The following tables illustrates the Company’s derivative warrant issuances and balances outstanding as of, and during the years ended December 31, 2013 and 2012:

Weighted Average
	Warrants	Exercise Price	Fair Value
Outstanding at December 31, 2011	-	$-	$-
Issued	-	-	-
Canceled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2012	-	$-	$-
Issued	4,782,249	5.04	3.13
Canceled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2013	4,782,249	$5.04	$5.23

The following information applies to derivative warrants outstanding at December 31, 2013:

		Weighted Average Remaining Contractual
Exercise Price	Number of Warrants	Life (years)	Number Exercisable
$3.60	1,917,792	4.12	1,917,792
$6.00	2,864,457	4.62	2,864,457

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

NOTE 7.   FAIR VALUE MEASUREMENTS

The following table presents the Company’s asset and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2013:

	As of December 31, 2013	Fair Value Hierarchy at December 31, 2013
		Quoted prices in	Significant other	Significant
	Total carrying and	active markets	observable inputs	unobservable
	estimated fair value	(Level 1)	(Level 2)	inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$132,994	$132,994	$-	$-
Liabilities:
Derivative liability related to warrants	$25,037,346	$-	$-	$25,037,346
Securities sold, not yet purchased	$1,457,901	$1,457,901	$-	$-
Settlement agreement	$1,155,000	$1,155,000	$-	$-

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

As consideration for the license, the Company paid to Novartis Pharma AG and Novartis AG a $5 million upfront fee and is required to make substantial payments at certain dates and upon the achievement of certain milestones as follows: (i) annual payments of $3,000,000 after each anniversary of the Effective Date until there has been Regulatory Approval of the Product for use in an autism or schizophrenia indication from the U.S. Food and Drug Administration, (ii) a milestone payment of $2,000,000 after the first patient is enrolled in a clinical trial for any indication not set forth in the New Drug Application (“NDA”) filed by Novartis on January 19, 1960 for the following indications: initial milk let-down, milk retention, incipient mastitis, impaired milk let-down, (the “Initial NDA registration”), (iii) a milestone payment of $2,000,000 after the first patient is enrolled in a registration study in the first indication for the Product for any indication not set forth in the Initial NDA, (iv) a milestone payment of $2,000,000 after the first patient is enrolled in a registration study in the second indication for the Product for any indication not set forth in the Initial NDA, (v) a milestone payment of $5,000,000 after the receipt of positive results from a registration study in the first indication for the Product for any indication not set forth in the Initial NDA (vi) a milestone payment of $5,000,000 after receipt of positive results from a registration study in the second indication for the Product for any indication not set forth in the Initial NDA, (vii) a milestone payment of $10,000,000 after filing an NDA for the first indication for any indication not set for the in the Initial NDA, (viii) a milestone payment of $10,000,000 after filing an NDA for the second indication for any indication not set for the in the Initial NDA, (ix) a milestone payment of $15,000,000 after Regulatory Approval of the Product in the first indication from FDA for any indication not set forth in the Initial NDA, (x) a milestone payment of $15,000,000 after Regulatory Approval of the Product in the second indication from FDA for any indication not set forth in the Initial NDA. Should the Company commercialize the Product, it will be obligated to pay Novartis and Novartis AG a 10%-20% royalty on net sales of such products.

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

In accordance with ASC 740, the Company has stepped-up the basis of its intangible assets in the amount of $2,525,124 and has recorded a deferred tax liability in the same amount, to account for the basis difference resulting from the Kyalin acquisition (see Note 17).

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

Amortizable intangible assets as of December 31, 2013 and 2012 consist of the following:

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Lingand License	$2,300,000	$(323,980)	$1,976,020
Patent Costs*	49,775	-	49,775
Total	$2,349,775	$(323,980)	$2,025,795

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Lingand License	$2,300,000	$(121,383)	$2,178,617
Patent Costs*	18,093	-	18,093
Total	$2,318,093	$(121,383)	$2,196,710

*Patent costs will be amortized when a patent is procured and a life is assigned to the asset

As of December 31, 2013, amortization expense for the next five years is expected to be as follows:

2014	$202,597
2015	202,597
2016	202,597
2017	202,597
2018	202,597
thereafter	1,012,810
Total	$2,025,795

As of December 31, 2013 the remaining weighed average period of amortization is 9.54 years.

NOTE 9.   ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Compensation related costs	$1,144,983	$1,022,716
Research and development	1,035,875	679,800
Business development	300,000	-
License fee	150,000	-
Accounting and legal fees	75,000	563,380
Finder’s fee	-	100,000
Other	-	11,250
Interest	-	90,650
Other operating expenses	1,428,837	-
Offering costs	746,739	-
Total	$4,881,434	$2,467,796

NOTE 10.   SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist of the following at December 31, 2013 and 2012, and for the period from March 11, 2011 (inception) through December 31, 2013:

			For the period
			from March 11,
			2011 (inception)
			through
	December 31,	December 31,	December 31,
	2013	2012	2013
Professional fees (inclusive of share base compensation $1,485,393, $6,397,372, and $8,137,097)	$5,600,455	$9,035,702	$15,249,423
Other	7,564,241	725,263	8,386,902
Compensation and related costs (inclusive of share base compensation $1,165,452, $16,012,850, and $18,903,269)	4,274,743	18,133,550	24,729,314
Technology license contingent fees	250,000	1,700,000	1,950,000
Total selling, general, and administrative expenses	$17,689,439	$29,594,515	$50,315,639

NOTE 11.               RESEARCH AND DEVELOPMENT

Research and development expenses consist of the following at December 31, 2013 and 2012, and for the period from March 11, 2011 (inception) through December 31, 2013:

			For the period
			from March 11,
			2011 through
	December 31,	December 31,	December 31,
	2013	2012	2013
External service provider costs:
Sparsentan	$2,443,273	$297,833	$2,619,723
RE-024	1,548,957	124,635	1,673,592
Weg license in process R&D (Note 14)	1,000,000	-	1,000,000
Syntocinon	250,540	-	250,540
RE-034	230,279	-	230,279
General	159,080	240,034	493,569
Other product candidates	117,771	-	376,710
Total external service provider costs:	5,749,900	662,502	6,644,413
Internal personnel costs (inclusive of share base compensation $259,076, $0, and $259,076):	1,334,109	-	1,334,109
Total research and development	$7,084,009	$662,502	$7,978,522

NOTE 12.	NOTES PAYABLE

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

NOTE 13.	RELATED PARTY TRANSACTIONS

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

In September 2013 and December 2013, the Company entered into two separate settlement agreements and releases with individuals or entities that were investors in MSMB Entities, or that otherwise had financial dealings with Mr. Shkreli. The agreements provided for the issuance of a total of 346,500 shares of common stock of the Company, and a total of $200,000 in cash payments by the Company.

Under the first agreement the Company entered into on September 20, 2013, the Company agreed to issue 331,500 shares of common stock follows (i) 131,500 shares of common stock issued upon execution of the agreement, (ii) 50,000 shares of common stock issued on September 30, 2013, (iii) 50,000 shares of common stock issued on December 31, 2013, (iv) 50,000 shares of common stock issued on March 31, 2014, and (v) 50,000 shares issued on June 30, 2014.

Under the second agreement entered into on December 31, 2013, the Company agreed to issue 15,000 shares of common stock issued and paid upon the date of execution. During the term of the agreement, the Company was required to pay the consultant $50,000 per month.

The Company recorded a $2,708,375 charge to operations for the cash and aggregate issuance date fair value of the shares issued/issuable under these agreements and subsequently marked the remaining share base payment liability to current fair value by recording a credit to operations of $173,625.

The Company also paid approximately $165,000 of legal fees and $135,000 of other professional fees on behalf of a related party during the year ended December 31, 2013 that were charged to operations.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

Leases and Sublease

In October 2012, the Company entered into a sublease with a company (“Sublessor”) affiliated by common ownership for 4,216 square foot of office space and its principal offices. The sublease agreement required the Company to pay 50% of the rent and related escalations and for the Company to pay for 50% of the utilities incurred by the Sublessor. The Company assumed the building lease from such affiliate in April 2013 for office space at its principal offices in New York, New York and is responsible for rent of approximately $275,000 annually plus rent escalations through August 2016 (see Note 13).

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

Consulting Agreements

On August 15, 2011, the Company entered into an agreement with a consultant to serve as a senior advisor of strategy. The agreement’s initial term is for one year and automatically renews on an annual basis. Pursuant to this agreement the compensation to the consultant is comprised of (a) a fee of $37,500 per calendar quarter, payable commencing September 30, 2011, and (b) 25,000 shares of the Company common stock with an estimated fair value of $100,000, which vests over twelve (12) quarters so long as the agreement remains in effect. For the years ended December 31, 2013 and 2012, for the period from March 11, 2011 (inception) through December 31, 2013, the Company recognized professional fees related to this agreement in the amounts of approximately $153,000, $150,000, and $378,500, respectively, of which amounts comprised of fee payable of $0, $155,000 and $0 at December 31, 2013 and 2012 and for the period from March 11, 2011 (inception) through December 31, 2013, respectively.

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

Other License Agreements

During the years ended December 31, 2013 and 2013, the Company entered into license agreements with Novartis and Ligand. The Company is required to pay annual maintenance fees and milestone payments in accordance with these agreements (see Note 3 and 8.)

Kyalin Technology Acquisition

On December 23, 2013, the Company entered into a Stock Purchase Agreement with Kyalin to acquire substantially all of Kyalin’s assets. The Company is required to pay annual maintenance fees and milestone payments in accordance with the agreement (see Note 3 and 8.)

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

Contractual Commitments

The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of December 31, 2013:

	Research and
	Development and
	other Charitable
Year Ending December 31,	Donations	Consultants	Operating Leases
2014	$4,560,092	$831,660	$777,538
2015	2,950,294	-	811,149
2016	-	-	724,292
2017	-	-	12,850
2018	-	-	-
2019 and thereafter	-	-	-
Total	$7,510,386	$831,660	$2,325,829

NOTE 15.	STOCKHOLDERS’ DEFICIT

Post-Merger Capitalization with Desert Gateway

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

On January 4, 2013, the Company entered into an agreement with Roth Capital Partners to act as its exclusive placement agent in connection with the February Private Placement. In connection with the agreement, the Company paid cash fees in the amount of $624,033 and issued warrants to purchase up to an aggregate of 319,823 shares of common stock with an exercise price of $3.60 per such share underlying any warrant. The warrants are deemed to be derivative instruments due to a ratchet provision that adjusts the exercise price if the Company issues additional equity instruments in the future at an effective price per share less than the exercise price then in effect. Upon issuance of the warrants, the Company recorded a liability of $901,767 to derivative financial instruments in its balance sheet. The issuance of such shares of common stock was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder (see Note 3).

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

Pursuant to the Registration Rights Agreement, the Company was required to file a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC within 30 days of the date of the Registration Rights Agreement registering the total number of shares of common stock purchased in the February Private Placement and shares of common stock issuable upon exercise of the Warrants. The Company further agreed to use its reasonable efforts to have the Registration Statement declared effective within 60 days after the date of the Registration Rights Agreement (or, in the event of a “full review” by the SEC, within 90 days after the date of the Registration Rights Agreement). The Company has also agreed to use reasonable efforts to maintain the effectiveness of the Registration Statement until all of the securities covered by the Registration Statement have or may be sold by investors under Rule 144 of the Securities Act, without volume or manner- of-sale restrictions.

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

Incentive Stock Awards

Since Inception, the Company entered into various incentive unit agreements for issuances of Incentive Common Shares with certain individuals for future services (see note 16).

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

On August 13, 2013, the Company issued options to purchase 50,000 shares of common stock with an estimated fair value of $193,765 to an employee. These options vest quarterly in pro rata portions during the 3 years following the effective date of October 1, 2013. The Company valued these options using the Black- Scholes options pricing model and the following assumption terms: risk-free interest rate of 1.49% (based on the U.S. Treasury note yield), expected term (in years) of 5.81 (based on guidance provided in SAB 107 that allows the Company to use the simplified method for “plain vanilla” options for this calculation), expected volatility of 98.56% (based on historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected term of the options, as the Company does not have a long trading history to estimate the volatility of its own common stock), and an exercise price equal to the fair value of the stock on the date of issuance of $5.00 per share. For the year ended December 31, 2013, the Company recognized $24,774 as compensation expense related to the Options.

On September 9, 2013, the Company issued options to purchase 90,000 shares of common stock with an estimated fair value of $448,354 to two employees. The options vest quarterly in pro rata portions during the 3 years following the effective date of October 1, 2013. The Company valued these options using the Black- Scholes options pricing model and the following assumption terms: risk-free interest rate of 1.71% (based on the U.S. Treasury note yield), expected term (in years) of 5.81 (based on guidance provided in SAB 107 that allows the Company to use the simplified method for “plain vanilla” options for this calculation), expected volatility of 104.78% (based on historical stock volatilities of several comparable publicly-traded companies over a period equal to the expected term of the options, as the Company does not have a long trading history to estimate the volatility of its own common stock), and an exercise price equal to the fair value of the stock on the date of issuance of $6.20 per share. For the year ended December 31, 2013, the Company recognized $46,268 as compensation expense related to the Options.

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

The following tables illustrates the Company’s stock option issuances and balances outstanding as of, and during the years ended December 31, 2013 and 2012, respectively:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	-	-	-	-
Granted	1,721,000	$7.66	-	$-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2013	1,721,000	$7.66	9.89	$172,000
Exercisable at December 31, 2013	172,667	$7.85	9.86	$14,333

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

NOTE 16.	INCENTIVE SHARES

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

	Employee –	Non Employee –	Total number of	Weighted Average
	number of shares	number of shares	shares	Fair Value
Unvested March 11, 2011 (“inception”)			-	$-
Granted	1,758,300	381,000	2,139,300	4.00
Vested	(431,240)	(59,835)	(491,075)	4.00
Forfeited	(45,835)	-	(45,835)	-

Unvested December 31, 2011	1,281,225	321,165	1,602,390	4.00
Granted	866,180	87,503	953,683	12.89
Vested	(2,048,280)	(193,672)	(2,241,952)	7.34
Forfeited	(46,353)	-	(46,353)	-

Unvested December 31, 2012	52,772	214,996	267,768	3.20
Granted	135,000	200,000	335,000	6.24
Vested	(36,724)	(239,069)	(275,793)	5.44
Forfeited	(20,833)	(37,500)	(58,333)	4.00
Unvested December 31, 2013	130,215	138,427	268,642	$6.44

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

NOTE 17.	INCOME TAXES

The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

	2013	2012
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	(6,293)	(1,173)
State	(3,435)	(733)
	(9,728)	(1,906)
Total	(9,728)	(1,906)
Change in valuation allowance	9,804	1,906
Income tax (benefit)	76	-
Total	$-	$-

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax rate is as follows:

	2013	2012
Statutory rate - federal	-35.00%	-35.00%
State taxes, net of federal benefit	-6.70%	-1.81%
Change in FV of derivative liability (warrants)	10.46%	0.00%
Stock Based Compensation related to profits interest	2.30%	9.52%
Other	0.17%	1.62%
Partnership losses preceding conversion	0.00%	19.39%
Change in valuation allowance	29.00%	6.28%
Income tax provision (benefit)	0.23%	0.00%

The tax effects of "temporary differences" giving rise to deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Net operating loss and capital loss carryforward	$11,832	$2,748
Intangible assets	(2,999)	(466)
Other	610	(376)
Valuation allowance	(12,044)	(1,906)

Total Deferred tax liability	$(2,601)	$-

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

For the periods ended December 31, 2012 and 2013, the Company incurred net operating losses and, accordingly, no federal current provision for income taxes has been recorded. As a result of indefinite-lived intangibles that are not subject to amortization for tax purposes, the Company recorded a deferred provision for the period ended December 31, 2013. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets including NOL carryovers. At December 31, 2013, the Company had approximately $25.3million of federal, state and local net operating losses. The Company's utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions. Pursuant to IRC Section 382, the annual use of the Company’s net operating loss credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitations may result in the expiration of net operating losses and credits prior to utilization. The annual limitation is determined based upon the fair market value of the Company as of the date of such ownership change. Based on the value of the Company at all relevant dates, the computed annual limitation that would result from an ownership change of the Company is not expected to prevent us from utilizing our net operating losses prior to their expiration if we can generate sufficient taxable income to do so in the future. The net operating loss carry forwards, if not utilized, will begin to expire in 2032 for federal purposes. The Company recorded a deferred income tax provision of approximately $76,000 in the year ended December 31, 2013 related to the different book and tax treatment for other intangible assets. For tax purposes, intangible assets are subject to different amortization allowances than for book purposes. Further, pursuant to the guidance in FASB ASC 740-10-55, the Company has stepped-up the basis of its intangible assets by $2,525,124 and has recorded a deferred tax liability in the same amount, to account for the book/tax basis difference resulting from the Kyalin acquisition.

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

NOTE 18.	SUBSEQUENT EVENTS

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

