Form 10-Q
period 2015-06-30
Retrophin, Inc.
filed 2015-08-10
CIK 1438533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

RETROPHIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-36257	27-4842691
(State or other	(Commission File	(I.R.S. Employer
jurisdiction of	No.)	Identification No.)
incorporation or
organization)

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

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of August 4, 2015 was 35,746,037.

RETROPHIN, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2015

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as amended, and in this Form 10-Q and information contained in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

RETROPHIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$127,746	$18,204
Marketable securities	5,862	9,556
Accounts receivable, net	11,467	7,960
Inventory, net	2,005	801
Pediatric priority review voucher-held for sale	96,250	-
Prepaid expenses and other current assets	1,407	813
Total current assets	244,737	37,334

Property and equipment, net	509	671
Other asset	2,016	2,265
Intangible assets, net	168,251	94,265
Goodwill	936	936
Deferred tax asset	8,691	-
Total assets	$425,140	$135,471

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Deferred technology purchase liability	$1,000	$1,000
Accounts payable	4,778	7,124
Accrued expenses	20,328	27,883
Other liability	897	938
Acquisition-related contingent consideration	4,363	2,118
Derivative financial instruments, warrants	91,200	27,990
Deferred income tax liability	8,691	-
Note payable	41,125	40,486
Total current liabilities	172,382	107,539

Convertible debt	43,593	43,288
Other liability	12,149	12,234
Acquisition-related contingent consideration, less current portion	46,235	9,520
Deferred income tax liability, net	-	141
Total liabilities	274,359	172,722

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock $0.0001 par value; 100,000,000 shares authorized; 35,072,757 and 26,428,071 issued and 35,072,757 and 26,048,480 outstanding as of June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	318,280	140,851
Treasury stock, at cost, 0 and 379,591 shares as of June 30, 2015 and December 31, 2014, respectively	-	(3,215)
Accumulated deficit	(168,262)	(179,175)
Accumulated other comprehensive income	760	4,285
Total stockholders' equity (deficit)	150,781	(37,251)
Total liabilities and stockholders' equity (deficit)	$425,140	$135,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(As Restated)		(As Restated)
Net product sales	$24,068	$5,742	$41,440	$5,770

Operating expenses:
Cost of goods sold	637	35	912	36
Research and development	10,563	13,310	20,910	20,253
Selling, general and administrative	19,692	9,579	34,547	24,725

Total operating expenses	30,892	22,924	56,369	45,014

Operating loss	(6,824)	(17,182)	(14,929)	(39,244)

Other income (expenses), net:
Litigation settlement gain	15,500	-	15,500	-
Other income (expense), net	402	370	229	375
Interest expense, net	(2,922)	(2,179)	(6,720)	(2,179)
Early payment penalty	(2,250)	-	(2,250)	-
Finance expense	-	(4,708)	(600)	(4,708)
Change in fair value of derivative instruments	(29,418)	32,979	(66,171)	(20,635)
Bargain Purchase Gain	-	-	49,063	-
Total other income (expense), net	(18,688)	26,462	(10,949)	(27,147)

Income (Loss) before provision for income taxes	(25,512)	9,280	(25,878)	(66,391)

Income tax benefit (provision)	(15)	2,525	40,006	2,460

Net income (loss)	$(25,527)	$11,805	$14,128	$(63,931)

Net income (loss) per common share, basic	$(0.73)	$0.46	$0.45	$(2.61)
Net income (loss) per common share, diluted	$(0.73)	$(0.77)	$0.44	$(2.61)
Weighted average common shares outstanding, basic	34,957,134	25,635,277	31,079,053	24,491,477
Weighted average common shares outstanding, diluted	34,957,134	27,326,442	34,825,722	24,491,477

Comprehensive income (loss):

Net income (loss)	$(25,527)	$11,805	$14,128	$(63,931)
Foreign currency translation	(30)	-	(7)	-
Unrealized gain (loss) on marketable securities	(298)	(103)	(3,519)	519

Comprehensive income (loss)	$(25,855)	$11,702	$10,602	$(63,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
		(As Restated)
Cash Flows From Operating Activities:
Net income (loss)	$14,128	$(63,931)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,536	1,693
Realized gain on marketable securities	(107)	(375)
Gain upon divestiture of asset	(200)	-
Deferred income tax benefit	(40,021)	-
Amortization of deferred financing costs	65	4
Amortization of debt discount	945	56
Lease liability	(125)	-
Settlement expense	-	5,770
Bargain purchase gain	(49,063)	-
Share based compensation	10,567	6,033
Derivative financial instruments, warrants, issued, recorded in interest expense	1,050	-
Change in estimated fair value of derivative financial instruments, warrants	66,171	20,635
Non-cash financing cost	-	4,708
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,508)	(1,601)
Inventory	(640)	21
Prepaid expenses and other assets	138	(814)
Accounts payable and accrued expenses	(4,370)	6,546
Net cash provided by (used in) operating activities	566	(21,255)

Cash Flows From Investing Activities:
Purchase of fixed assets	(29)	(424)
Purchase of intangible assets	(1,396)	(3,301)
Proceeds from the sale of marketable securities	282	1,885
Purchase of marketable securities	-	(4,887)
Proceeds from securities sold, not yet purchased	-	4,462
Securities sold, not yet purchased	-	(5,310)
Cash paid for investment	-	(400)
Security deposits	-	(45)
Cash received upon divestiture of asset	3,311	-
Cash paid upon acquisition, net of cash acquired	(33,430)	(29,150)
Net cash used in investing activities	(31,262)	(37,170)

Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(2,444)	-
Payment of guaranteed minimum royalty	(527)	-
Proceeds from the exercise of warrants	586	8,337
Proceeds from the exercise of stock options	2,669	-
Purchase of treasury stock, at cost	-	(2,257)
Proceeds received from issuance of common stock	149,454	36,835
Financing costs from issuance of common stock	(9,500)	-
Proceeds from credit agreement	-	38,752
Proceeds from Note Purchase Agreement	-	41,924
Repayment of Manchester Note payable	-	(31,283)
Net cash provided by financing activities	140,238	92,308

Net increase in cash	109,542	33,883
Cash, beginning of year	18,204	5,997

Cash, end of period	$127,746	$39,880

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,818	$1,833
Non-cash investing and financing activities:
Accrued royalty in excess of minimum payable to the sellers of Thiola	$2,875
Reclassification of derivative liability to equity due to exercise of warrants	$4,011	$23,365
Present value of contingent consideration payable to sellers of Manchester Pharmaceuticals LLC	$-	$12,800
Present value of guaranteed minimum royalty payable to sellers of Thiola	$-	$11,850
Note payable entered into upon consummation of Manchester Pharmaceuticals LLC	$-	$31,283
Present value of contingent consideration payable to sellers of Asklepion Pharmaceuticals LLC	$42,010	$-
Shares issued –Cholbam® acquisition	$15,844	$-
Unrealized gain (loss) on marketable securities	$(3,519)	$519
Cost incurred related to debt financing not yet paid	$-	$1,882
Unrealized loss on securities sold, not yet purchased	$-	$(1,340)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Organization and Description of Business

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we”, “our”, “us”, “Retrophin” and the “Company” refer to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. We are a fully integrated biopharmaceutical company with approximately 127 employees headquartered in San Diego, California focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.

We currently sell the following three products:

•	Chenodal® (chenodeoxycholic acid) is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal® has been the standard of care for cerebrotendinous xanthomatosis (“CTX”) patients for more than three decades and the Company is currently pursuing adding this indication to the label.

•	Thiola® (tiopronin) is approved in the United States for the prevention of cysteine (kidney) stone formation in patients with severe homozygous cystinuria.

•	Cholbam® (cholic acid) is approved in the United States for the treatment of bile acid synthesis disorders due to single enzyme defects and is further indicated for adjunctive treatment of patients with peroxisomal disorders.

Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We are developing sparsentan as a treatment for focal segmental glomerulosclerosis (“FSGS”), which is a leading cause of end-stage renal disease. We are currently enrolling patients for the DUET Phase 2 clinical study of sparsentan for the treatment of FSGS. Based on the robustness of the data obtained in the DUET study, we may be able to support an application for accelerated approval for sparsentan on the basis of proteinuria as a surrogate endpoint. In the first quarter of 2015, sparsentan received orphan drug designation.

RE-024, a novel small molecule, is being developed as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include parkinsonism, dystonia, and other severe systemic manifestations. There are currently no viable treatment options for patients with PKAN.  RE-024 is a phosphopantothenate prodrug therapy that aims to restore levels of this key substrate in PKAN patients.  Certain ex-US health regulators have approved the initiation of dosing RE-024 in PKAN under physician-initiated studies in accordance with local regulations in their respective countries.   The Company filed a U.S. IND for RE-024 with the U.S. Food and Drug Administration (“FDA”) in the first quarter of 2015 to support the commencement of a Company-sponsored Phase 1 study, which initiated in April 2015. RE-024 was granted orphan drug designation from the FDA on May 5, 2015 and was granted fast track designation on June 4, 2015.

RE-034 (Tetracosactide Zinc). RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in adrenocorticotropic hormone (“ACTH”) formulated using a novel process by the Company.  RE-034 exhibits similar physiological actions as endogenous ACTH by binding to melanocortin receptors, resulting in its anti-inflammatory and immunomodulatory effects. The Company has successfully formulated and manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration.  The Company intends to continue preclinical development of RE-034 to enable multiple strategic options.

Voucher Sale

The FDA granted Asklepion Pharmaceuticals, LLC (“Asklepion”) a Rare Pediatric Disease Priority Review Voucher ("Pediatric PRV"), awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. This Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to Retrophin under the terms of the asset purchase agreement between the Company and Asklepion dated January 12, 2015 pursuant to which the Company acquired Cholbam®.

On July 2, 2015, the Company closed the sale and transferred title of the Pediatric PRV to Sanofi for $245 million; at closing the Company received $150.0 million, and $47.5 million is due on the first and second anniversaries of the closing. The asset value of the Pediatric PRV recorded in the financial statements as of June 30, 2015 is $96.3 million. The incremental gain resulting from the sale of the Pediatric PRV will be recorded in the quarter ending September 30, 2015.

On June 11, 2015, the General Court of the European Union annulled the marketing authorization (“MA”) for Kolbam (bottled and branded name of Cholbam in Europe) in recognition of the orphan market exclusivity afforded to Orphacol. This was the result of a lawsuit brought by a competitor product against the awarding of the MA for Kolbam by the EU Commission, citing similarities in the efficacy statements in a section of the labelling, and the competitor claimed circumvention of market exclusivity attached to Orphacol. The competitor product received its MA and orphan designation before Kolbam’s MA, which purportedly entitled it to 10 years of market exclusivity. The EU Court ruled in favor of the competitor, and Kolbam’s MA was withdrawn. The withdrawal of the MA was solely based on market exclusivity, and not for safety or efficacy reasons. At the time of the EU Court’s ruling, the product was launched in one EU country, France.

Kolbam is currently available in Europe only through nationally approved Named Patient Programs.

The Company’s management is still considering the best course of action to address the ruling. Kolbam sales are currently in line with the Company’s projections at the time of the acquisition and therefore the Company does not believe an impairment of the intangible assets exists.

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

Restatement of Prior Quarters

We held a Special Meeting of Stockholders on February 3, 2015, at which our stockholders voted to approve a proposal ratifying the prior issuance of stock options to purchase 1,928,000 shares of common stock and 230,000 restricted shares of common stock granted to employees between February 24, 2014 and August 18, 2014 (the “Ratified Equity Grants”). Our Form 10-Q for the three and six months ended June 30, 2014 contained errors related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants, because the grant/measurement date of the Ratified Equity Grants for financial accounting purposes did not occur until their ratification at the Special Meeting of Stockholders on February 3, 2015. In addition, our Form 10-Q for the three and six months ended June 30, 2014 contained errors related to certain consulting agreements entered into by the Company, pursuant to which an expense and a settlement liability related to the entire amount of the stock to be issued under such consulting agreements should have been taken and revalued at each reporting period based on changes in the Company’s stock price, until the stock had been entirely issued. We believe that the errors in the Form 10-Q for the three and six months ended June 30, 2014 do not cause the financial statements included therein to be misleading, and therefore such financial statements can still be relied upon. However, we have corrected such errors, including any related disclosures, in this Form 10-Q, and will restate future quarters to correct such errors, as applicable. The impact for the three and six months ended June 30, 2014, was a decrease to operating expenses of $3.3 million, and an increase to operating expenses of $1.8 million, respectively, and an increase to net income of $3.3 million, and an increase to net loss of $1.8 million, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016.) We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. This accounting update will have an immaterial impact to the financial statements and the Company has chosen not to early adopt this standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard amends Topic 330, Inventory, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. When this standard is adopted, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2015 and December 31, 2014, the Company had recorded an indemnification asset with a corresponding liability in the amount of $1.5 million, respectively, for an uncertain tax position related to the acquisition of Manchester Pharmaceuticals, LLC. The Company is indemnified with respect to the liability and has recorded an indemnification asset on the balance sheet.

In the first quarter of 2015, in connection with the acquisition of Cholbam®, the Company recorded a deferred tax liability of $39.9 million. Based on the fact that the reversal of the deferred tax liability is viewed as a source of income pursuant to ASC 740, the Company was able to reduce its existing valuation allowance by $39.9 million in the first quarter. The deferred tax liabilities supporting the ability to realize the deferred tax assets in the above acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to those deferred tax assets.

NOTE 5.  BUSINESS ACQUISITION

Acquisition of Cholic Acid

On January 12, 2015, the Company announced the signing of a definitive agreement under which it acquired the exclusive right to purchase from Asklepion, all worldwide rights, titles, and ownership of Cholbam® (cholic acid) for the treatment of bile acid synthesis defects, if approved by the FDA. Under the terms of the agreement, Retrophin paid Asklepion an upfront payment of $5.0 million and agreed to pay milestones based on FDA approval and net product sales, plus tiered royalties on future net sales of Cholbam®.

On March 18, 2015, the Company announced that the FDA has approved Cholbam® capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for patients with peroxisomal disorders (including Zellweger spectrum disorders). As a result of the approval, Retrophin exercised its right to purchase from Asklepion all worldwide rights, titles, and ownership of Cholbam® and related assets. The FDA also granted Asklepion a Pediatric PRV, awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. This Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to Retrophin under the original terms of the agreement with Asklepion.

On March 31, 2015, the Company completed its acquisition from Asklepion of all worldwide rights, titles and ownership of Cholbam®, including all related contracts, data assets, intellectual property, regulatory assets and the Pediatric PRV, in exchange for a cash payment of $28.4 million, in addition to approximately 661,279 shares of the Company’s common stock (initially valued at $9 million at the time of the Purchase Agreement, and $15.8 million at the time of acquisition completion date). The Company may also be required to pay contingent consideration consisting of milestones and tiered royalties with a present value of $42.0 million.

The asset value of the Pediatric PRV is fair valued at $96.3 million. In this valuation process, we considered various factors which included data from recent sales of similar vouchers. The consideration paid to Asklepion did not contemplate the Pediatric PRV because the issuance of a Pediatric PRV is extremely rare. Therefore when the FDA granted the Pediatric PRV with the Cholbam® approval, a gain resulted.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805. The fair value of assets acquired and liabilities assumed was based upon valuation and the Company’s estimates. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired product rights-Cholbam®, Pediatric PRV, trade names and developed technologies, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

The purchase price allocation of $91.3 million as of the Asklepion closing date of March 31, 2015 was as follows:

Amount (in thousands)
Cash paid upon consummation	$33,430
Present value of contingent consideration	42,010
Fair Value of 661,279 shares issued to Asklepion	15,844
Total Purchase Price	$91,284

Fair Value of Assets Acquired
Acquired product rights-Cholbam® (Intangible Asset)	$83,200
Pediatric Priority Review Voucher	96,250
Inventory	777
Total Allocation of Purchase Price	$180,227
Bargain Purchase Gain	(88,943)
Total Purchase Price	$91,284

The bargain purchase gain of $88.9 million is shown net of tax of $39.9 million for a net gain of $49.1 million on the consolidated statements of operations.

Unaudited pro forma information for the transaction completed in the first quarter is not presented, because the effects of such transaction is considered immaterial to the Company.

NOTE 6. MARKETABLE SECURITIES

The Company measures marketable securities on a recurring basis. The type of securities the Company is invested in are traded on the Over-the-Counter Market, which the Company considers to be Level 1 inputs.

Marketable securities at June 30, 2015 consisted of the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Marketable securities available-for-sale	$5,096	$766	$-	$5,862

Marketable securities at December 31, 2014 consisted of the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities available-for-sale	$5,160	$4,499	$(103)	$9,556

NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), pursuant to which instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company’s warrants are classified as liability instruments due to an anti-dilution provision that provides for a reduction to the exercise price of the warrants if the Company issues additional equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect.

The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash valuation adjustments within other income (expenses) in the Company’s accompanying consolidated statements of operations.  The Company recorded a loss on the change in the estimated fair value of warrants of $29.4 million for the three months ended June 30, 2015, a gain on the change in the estimated fair value of warrants of $33.0 million for the three months ended June 30, 2014, and a loss on the change in the estimated fair value of warrants of $66.2 million and $20.6 for the six months ended June 30, 2015 and 2014, respectively

The Company calculated the fair value of the warrants using the Monte Carlo Simulation as of June 30, 2015 and the Binomial Lattice options pricing model as of December 31, 2014, and the assumptions are as follows:

	June 30, 2015	December 31, 2014
Fair value of common stock	$33.15	$12.24
Expected life (in years), represents the weighted average period until next liquidity event	5 years	.33 years
Risk-free interest rate	.87% – 1.49%	1.13-1.69%
Expected volatility	75-85%	85%
Dividend yield	0.00%	0.00%

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

In estimating the fair value of the Company’s derivative liabilities, the Company used the Monte Carlo Simulation as of June 30, 2015 and the Binomial Lattice options pricing model as of December 31, 2014. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.

In estimating the fair value of the Company’s contingent consideration, the Company used the comparable uncontrolled transaction (“CUT”) method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.

Financial instruments with carrying values approximating fair value include cash, accounts receivable, deposits on license agreements, accounts payable and the credit facility, due to their short term nature. In estimating the fair value of convertible debt which approximates the carrying value, we considered factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and term of debt.

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2015 (in thousands):

	As of June 30, 2015	Fair Value Hierarchy at June 30, 2015
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$5,862	$5,862	$-	$-

Liabilities:
Derivative liability related to warrants	$91,200	$-	$-	$91,200
Acquisition-related contingent consideration	$50,599	$-	$-	$50,599

The following table presents the Company’s asset and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2014 (in thousands):

	As of December 31, 2014	Fair Value Hierarchy at December 31, 2014
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$9,556		$9,556	$-	$

Liabilities:
Derivative liability related to warrants	$27,990	$		$-		$27,990
Acquisition-related contingent consideration	$11,637	$		$-		$11,637

The following table sets forth a summary of changes in the estimated fair value of the Company’s derivative financial instruments, warrants liability for the six months ended June 30, 2015 (in thousands):

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2015	$27,990
Reclassification of derivative liability to equity upon exercise of warrants	(4,011)
Issuance of warrants	1,050
Change in estimated fair value of liability classified warrants	66,171
Balance at June 30, 2015	$91,200

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820.

The following table sets forth a summary of changes in the estimated acquisition-related contingent consideration for the six months ended June 30, 2015 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2015	$11,637
Present value of contingent consideration of Cholbam®, upon acquisition	42,010
Decrease of contingent consideration, asset divestiture	(604)
Contractual Payments	(2,444)
Balance at June 30, 2015	$50,599

NOTE 9. INTANGIBLE ASSETS

As of June 30, 2015, the net book value of amortizable intangible assets was approximately $168.3 million.

The following table summarizes amortization expense for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$193	$255	$414	$305
Selling, general and administrative	3,614	1,283	5,128	1,347
Total amortization expense	$3,807	$1,538	$5,542	$1,652

Amortizable intangible assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Finite-lived intangible Assets	$178,980	$99,867
Less: Accumulated amortization	(10,729)	(5,602)
Net carrying value	$168,251	$94,265

NOTE 10.   NOTES PAYABLE

Convertible Notes Payable

On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. At June 30, 2015 and December 31, 2014, the aggregate carrying value of the Notes was $43.6 million and $43.3, respectively, which bore a weighted average annual interest rate of 4.5% during the six months ended June 30, 2015 and December 31, 2014, respectively.

Credit Facility

On June 30, 2014, the Company entered into a $45 million Credit Agreement (“Credit Facility”) which matures on June 30, 2018 and bears interest at an annual rate of (i) the Adjusted LIBOR Rate (as such term is defined in the Credit Facility) plus 10.00% or (ii) in certain circumstances, the Base Rate (as such term is defined in the Credit Agreement) plus 9.00% and is payable quarterly. The Credit Facility contains certain financial and non-financial covenants. The Company was in compliance with all of its debt covenants as of June 30, 2015.

At December 31, 2014, the Company reclassified the note payable to short term due to its inability to meet debt covenant requirements related to its cash balances over the next twelve months. On March 24, 2015, the Company received $140.0 million in proceeds from its equity financing, therefore, the Company expected to have the ability to meet future covenant requirements and therefore reclassified the debt back to long term.

On January 12, 2015, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Facility in which the Company obtained a commitment letter from Athyrium Capital Management, LLC and Perceptive Credit Opportunities Fund, LP (collectively, the “Lenders”), the Company’s existing lenders, providing a commitment for a senior secured incremental term loan under the Company’s existing term loan facility in an aggregate principal amount of $30.0 million, which could be drawn down at the Company’s option to finance the acquisition of the Cholbam® assets from Asklepion.

As consideration for Amendment No. 3, the Company made a $0.6 million cash payment to the Lenders, recorded in finance expense in the consolidated statements of operations, and issued the Lenders warrants initially exercisable to purchase up to an aggregate of 125,000 shares of the Company’s common stock which were valued at $1.1 million on January 12, 2015 and were recorded in interest expense in the consolidated statements of operations. Due to the closing of the public offering on March 24, 2015, the Company received cash proceeds of $140.0 million, after deducting underwriting fees and other offering costs, which the Company used to make the $27.0 million payment due to Asklepion upon the closing of the Company’s acquisition of the Cholbam® assets, and as a result, the Company did not utilize the commitment from the lenders.

On March 24, 2015, the Company entered into Amendment No. 4 to the Credit Facility, which amended the Credit Facility to make certain changes to the definition of “change of control” contained therein.

On June 29, 2015, the Company notified the Lenders of the Credit Facility that it would pay off the full amount of the outstanding Credit Facility in the amount of $45 million on July 1, 2015. Under the terms of the agreement, early payoff notification is irrevocable and as such the Company reclassified the debt to current, and as of June 30, 2015, accrued the prepayment premium of 5% or $2.3 million in accordance with the Credit Facility.

At June 30, 2015 and December 31, 2014, the aggregate carrying value of the Credit Facility was $41.1 million and $40.5, respectively, which bore a weighted average annual interest rate of 11.0% during six months ended June 30, 2015 and December 31, 2014, respectively.

Total interest expense, net, recognized was $2.9 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $6.7 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.

Debt Maturities

The stated maturities of the Company’s long-term debt are as follows as of June 30, 2015 (in thousands):

2015	$45,000
2016	-
2017	-
2018	-
2019	46,000
Thereafter	-
$91,000

NOTE 11.    INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share is calculated as follows:

	Three Months Ended
	June 30, 2015			June 30, 2014
	Shares	Net Income	EPS	Shares	Net Income	EPS

Basic Earnings per Share	34,957,134	$(25,527,335)	$(0.73)	25,635,277	$11,804,738	$0.46

Change in fair value of derivative instruments					(32,978,586)
Dilutive shares related to warrants				1,691,165

Diluted Earnings per Share	34,957,134	$(25,527,335)	$(0.73)	27,326,442	$(21,173,848)	$(0.77)

For the three months ended June 30, 2015, 2.6 million common stock options, 0.6 million restricted stock units, 2.6 million convertible debt units and 3.3 million warrants were excluded from the calculation because they were anti-dilutive. For the three months ended June 30, 2014, 2.9 million common stock options, 2.6 million convertible debt units and 0.6 million restricted stock units were excluded from the calculation because they were anti-dilutive.

	Six Months Ended
	June 30, 2015			June 30, 2014
	Shares	Net Income	EPS	Shares	Net Income	EPS

Basic Earnings per Share	31,079,053	$14,127,652	$0.45	24,491,477	$(63,930,909)	$(2.61)

Employee Stock Options	812,482
Convertible Debt	2,642,160	1,035,000
Restricted Common Stock	292,027

Diluted Earnings per Share	34,825,722	$15,162,652	$0.44	24,491,477	$(63,930,909)	$(2.61)

For the six months ended June 30, 2015, 1.2 million common stock options and 3.3 million warrants were excluded from the calculation because they were anti-dilutive. For the six months ended June 30, 2014, 2.9 million common stock options, 0.6 million restricted stock units, 2.6 million convertible debt units and 3.1 million warrants were excluded from the calculation because they were anti-dilutive.

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

On February 28, 2014, the Company amended its lease agreement for its offices located in Carlsbad, California. In October 2014, Retrophin ceased use of this facility, and all employees formerly located at that facility moved into the new headquarters facility in San Diego, California. In March 2015, the Company entered into an agreement to sublease a portion of the Carlsbad California lease for a three year term with an annual rent of approximately $56,000 annually with annual rent escalations.

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

Contractual Commitments

The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of June 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$2,095	$1,041	$1,054	$-	$-
Other commitments	3,060	437	1,236	1,387	-
	$5,155	$1,478	$2,290	$1,387	$-

Legal Proceedings

On June 13, 2014, Charles Schwab & Co., Inc. (“Schwab”) sued the Company, Standard Registrar and Transfer Company (“Standard”), Jackson Su (“Su”), and Huang in federal court in the Southern District of New York (Charles Schwab & Co. v. Retrophin, Inc., Case No. 14-cv-4294). The complaint alleges that the defendants misled Schwab in connection with its sale of Company stock owned by Su and Huang. Schwab contends that Su and Huang improperly advised it that their Company stock was not restricted. Schwab’s claim against the Company is based on an agency theory. Schwab contends that it has incurred in excess of $2.5 million in damages as a result of the alleged misinformation. Su and Huang have asserted cross-claims against the Company and Standard for alleged negligent misrepresentation premised upon an alleged failure to inform them of restrictions on the sale of their Company stock. Su and Huang have also impleaded Katten Muchin Rosenman LLP as a third-party defendant. The Company has filed motions to dismiss Schwab’s claims, as well as Su’s and Huang’s cross claims. Those motions are fully briefed, but have not yet been decided by the court. On August 5, 2015, the parties submitted a stipulation of voluntary dismissal to the court agreeing to the dismissal with prejudice of Schwab’s claims. Su’s and Huang’s cross claims and third-party claims are not covered by the stipulation, and are still pending.

On September 19, 2014, a purported shareholder of the Company sued Martin Shkreli, the Company’s former Chief Executive Officer, in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The Company is a nominal defendant in this action. The plaintiff seeks, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The first amended complaint alleged that, based on trades in the Company’s stock between November 2013 and November 2014, Mr. Shkreli realized short-swing profits in excess of $1.75 million, which belong to the Company. In December 2014, Mr. Shkreli filed an answer to the first amended complaint, in which he, among other things, admitted to owing the Company over $0.6 million in short-swing profits. On June 19, 2015, after obtaining leave from the court, the plaintiffs served a second amended complaint which seeks disgorgement of short-swing profits in excess of $2 million. The parties are currently engaged in discovery. The Company will record the money to be received from this claim at such time in the future should cash be received by the Company from Mr. Shkreli.

On October 20, 2014, a purported shareholder of the Company filed a putative class action complaint in federal court in the Southern District of New York against the Company, Mr. Shkreli, Marc Panoff, and Jeffrey Paley (Kazanchyan v. Retrophin, Inc., Case No. 14-cv-8376). On December 16, 2014, a second, related complaint was filed in the Southern District of New York against the same defendants (Sandler v. Retrophin, Inc., Case No. 14-cv-9915). The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ public disclosures during the period from November 13, 2013 through September 30, 2014. In December 2014, plaintiff Kazanchyan filed a motion to appoint lead plaintiff, to approve lead counsel, and to consolidate the two related actions. On February 10, 2015, the Court consolidated the two actions, appointed lead plaintiff, and approved lead counsel. Lead plaintiff filed a consolidated amended complaint on March 4, 2015, which again named the Company, Mr. Shkreli, Mr. Panoff, and Mr. Paley as defendants, but which also named Steven Richardson, Stephen Aselage, and Cornelius Golding as additional defendants. On May 26, 2015, with the consent of the lead plaintiff, the court ordered that the claims against Mr. Paley be dismissed. The remaining defendants, including the Company, have filed motions to dismiss the consolidated amended complaint.

In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requests information regarding, among other things, the Company’s relationship with Mr. Shkreli and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and is cooperating with the investigation. The Company has also begun cooperating with a parallel investigation by the U.S. Securities and Exchange Commission.

As of June 30, 2015 no accruals for loss contingencies have been recorded since these cases are neither probable nor reasonably estimable. From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

On January 7, 2014, the Company sued Questcor Pharmaceuticals, Inc. (“Questcor”) in federal court in the Central District of California (Retrophin, Inc. v. Questcor Pharmaceuticals, Inc., Case No. SACV14-00026-JLS). The Company alleged that Questcor violated antitrust laws in connection with its acquisition of rights to the drug Synacthen, and sought injunctive relief and damages. The Company asserted claims under sections 1 and 2 of the Sherman Act, section 7 of the Clayton Act, California antitrust laws, and California’s unfair competition law. On June 4, 2015, pursuant to the terms of a Confidential Settlement Agreement and Release (the “Settlement Agreement”) the Company and Questcor filed a Stipulation of Dismissal, dismissing the Company’s lawsuit against Questcor. Under the terms of the Settlement Agreement, Questcor paid the Company $15.5 million, recorded as “Litigation Settlement Gain” in the quarter ended June 30, 2015, and the Company and Questcor granted a mutual release of all claims against the other.

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

Restricted Shares

The following table summarizes the Company’s restricted stock activity during the six months ended June 30, 2015:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding December 31, 2014	691,668	$10.83
Granted	116,000
Vested	(112,999)
Forfeited/cancelled	(66,668)
Outstanding June 30, 2015	628,001	$13.38

Stock Options

The following table summarizes information about stock option activity during the six months ended June 30, 2015:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,892,208	$10.93
Granted	874,000
Exercised	(149,468)
Forfeited/cancelled	(678,293)
Outstanding at June 30, 2015	4,938,447	$12.47

At June 30, 2015, outstanding options to purchase 1.8 million shares were exercisable with a weighted-average exercise price per share of $10.24.

Share Based Compensation

Total non-cash stock-based compensation by operating statement classification is as follows for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Research and development	$1,749	$410	$3,968	$958
Selling, General &Administrative	3,245	1,470	6,599	2,802
Selling, General &Administrative - Consultants	-	748	-	2,273
Total	$4,994	$2,628	$10,567	$6,033

Exercise of Warrants

During the three and six months ended June 30, 2015, the Company issued 73,875 and 198,209 shares of common stock upon the exercise of warrants, respectively, pursuant to which the Company received $0.3 and $0.8 million, respectively. The Company reclassified $1.6 million and $4.0 million of the derivative liability as equity for the value of these warrants on the date of exercise for the three and six months ended June 30, 2015, respectively. The warrants were revalued immediately prior to exercise and the change in the fair value of the warrants was recorded as other expense in the condensed consolidated financial statements of the Company. The number of warrants outstanding at June 30, 2015 was 3,348,146, and the number of warrants outstanding at December 31, 2014 was 3,421,255.

.

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

On July 2, 2015, the Company completed the sale of its Pediatric PRV, and transferred title to Sanofi.  Pursuant to the Company’s agreement with Sanofi, the Company will receive $245 million; $150.0 million was received upon closing, and $47.5 million is due on the first and second anniversaries of the closing. The asset value of the Pediatric PRV recorded in the financial statements as of June 30, 2015 is $96.3 million. The incremental gain resulting from the sale of the Pediatric PRV will be recorded in the quarter ending September 30, 2015.

NOTE 15.  SUBSEQUENT EVENTS

On July 1, 2015, the Company paid $47.3 million as payment in full for the principal and accrued interest under the Credit Facility, which included $45.0 million to pay off the principle balance, $2.3 million in prepayment premiums for early payment penalty, and interest accrued through the settlement date, as required by the terms of the Credit Agreement. Upon receipt of this final payment, the liens and security interests granted pursuant to the Credit Agreement and the documents executed and delivered pursuant thereto or in connection therewith (collectively, the “Loan Documents”) were automatically and irrevocably released and terminated, and the Loan Documents were permanently terminated. At June 30, 2015, the prepayment premium of $2.3 million was accrued to current liabilities.

On July 2, 2015, the Company completed the sale of its Pediatric PRV, and transferred title to Sanofi.  Pursuant to the Company’s agreement with Sanofi, the Company will receive $245 million; $150.0 million was received upon closing, and $47.5 million is due on the first and second anniversaries of the closing. The asset value of the Pediatric PRV recorded in the financial statements as of June 30, 2015 is $96.3 million. The incremental gain resulting from the sale of the Pediatric PRV will be recorded in the quarter ending September 30, 2015.

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

Overview

We are a fully integrated biopharmaceutical company with approximately 127 employees headquartered in San Diego, California focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.

We currently sell the following three products:

•	Chenodal® (chenodeoxycholic acid) is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal® has been the standard of care for cerebrotendinous xanthomatosis (“CTX”) patients for more than three decades and the Company is currently pursuing adding this indication to the label.

•	Thiola® (tiopronin) is approved in the United States for the prevention of cysteine (kidney) stone formation in patients with severe homozygous cystinuria.

•	Cholbam® (cholic acid) is approved in the United States for the treatment of bile acid synthesis disorders due to single enzyme defects and is further indicated for adjunctive treatment of patients with peroxisomal disorders.

On January 12, 2015, the Company announced the signing of a definitive agreement under which it acquired the exclusive right to purchase from Asklepion, all worldwide rights, titles, and ownership of Cholbam® (cholic acid) for the treatment of bile acid synthesis defects, if approved by the FDA. Under the terms of the agreement, Retrophin paid Asklepion an upfront payment of $5.0 million and agreed to pay milestones based on FDA approval and net product sales, plus tiered royalties on future net sales of Cholbam®.

The FDA granted Asklepion Pharmaceuticals, LLC (“Asklepion”) a Rare Pediatric Disease Priority Review Voucher ("Pediatric PRV"), awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. This Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to Retrophin under the original terms of the agreement with Asklepion to purchase Cholbam®.

On July 2, 2015, the Company closed the sale and transferred title of the Pediatric PRV to Sanofi for $245 million; at closing the Company received $150.0 million, and $47.5 million is due on the first and second anniversaries of the closing. The asset value of the Pediatric PRV recorded in the financial statements as of June 30, 2015 is $96.3 million. The incremental gain resulting from the sale of the Pediatric PRV will be recorded in the quarter ending September 30, 2015.

Products and Research and Development Programs

Cholbam®

On March 18, 2015, the Company announced that the U.S. Food and Drug Administration (FDA) approved Cholbam® capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders (including Zellweger spectrum disorders).  The effectiveness of Cholbam® has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders. Approximately 30 patients have transitioned from the open label extension trial to commercial product. The estimated incidence of bile acid synthesis disorders due to single enzyme defects is 1 to 9 per million live births. Peroxisomal disorders are believed to affect approximately 1 in 50,000 live births.

Thiola® (Tiopronin)

Thiola® is approved by the FDA for the treatment of cystinuria, a rare genetic cysteine transport disorder that causes high cysteine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause long term kidney damage in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The Company believes there are 10,000-12,000 patients with Cystinuria in the United States, of which 4,000-5,000 patients may be appropriate candidates for treatment. We have built a salesforce to promote Thiola® to targeted physicians and are exploring alternative formulations that may enhance the value of Thiola® for patients with cystinuria.

Chenodal® (chenodiol tablets)

Chenodal® is a synthetic oral form of chenodeoxycholic acid, a naturally occurring primary bile acid synthesized from cholesterol in the liver, indicated for the treatment of radiolucent stones in well-opacifying gallbladders in whom selective surgery would be undertaken except for the presence of increased surgical risk due to systemic disease or age. Discussions with the FDA have been initiated to determine the path for revising the Chenodal® label to include CTX, a rare genetic disease which causes multiple symptoms including neurologic impairment. Chenodeoxycholic acid has been utilized exclusively as the standard of care for CTX patients for several decades.

Sparsentan

Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We are developing sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease. We are currently enrolling patients for the DUET Phase 2 clinical study of sparsentan for the treatment of FSGS and we expect approximately 100 patients to be enrolled. Based on the robustness of the data obtained in the DUET study, we may be able to support an application for accelerated approval for sparsentan on the basis of proteinuria as a surrogate endpoint. In the first quarter of 2015, sparsentan was granted orphan drug designation.

RE-024

The Company is developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include parkinsonism, dystonia, and other severe systemic manifestations. There are currently no viable treatment options for patients with PKAN.  RE-024 is a phosphopantothenate prodrug therapy that aims to restore levels of this key substrate in PKAN patients.  Certain ex-US health regulators have approved the initiation of dosing RE-024 in PKAN under physician-initiated studies in accordance with local regulations in their respective countries.   The Company filed a U.S. IND for RE-024 with the FDA in the first quarter of 2015 to support the commencement of a Company-sponsored Phase 1 study, which initiated in April 2015. RE-024 was granted orphan drug designation from the FDA on May 5, 2015 and was granted fast track designation on June 4, 2015.

RE-034

RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in ACTH formulated using a novel process by Retrophin.  RE-034 exhibits similar physiological actions as endogenous ACTH by binding to melanocortin receptors, resulting in its anti-inflammatory and immunomodulatory effects. Retrophin has successfully formulated and manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration.  Retrophin continues preclinical development of RE-034 to enable multiple strategic options.

Results of Operations

Results of Operations for the Three and Six Month Period Ended June 30, 2015 compared to the Three and Six Month Period Ended June 30, 2014

Net Product Sales:

The following table provides information regarding net product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase	2015	2014	Increase
Net product sales	$24,068	$5,742	$18,326	$41,440	$5,770	$35,670

The increase in sales for the three months ended June 30, 2015 over the prior year is due to the Company entering a license agreement in May 2014 with Mission Pharmacal for the U.S. marketing rights to Thiola® and acquiring Cholbam® on March 31, 2015.

The increase in sales for the six months ended June 30, 2015 over the prior year is due to our first sales being generated in March of 2014 after completing the acquisition of all of the membership interests of Manchester for Chenodal® and Vecamyl®, entering into a license agreement in May 2014 with Mission for the U.S. marketing rights to Thiola®, and acquiring Cholbam® on March 31, 2015.

Operating Expenses:

The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2015	2014	(Decrease )	2015	2014	(Decrease)
Cost of goods sold	$637	$35	$602	$912	$36	$876
Research and development	10,563	13,310	(2,747)	20,910	20,253	657
Selling, general and administrative	19,692	9,579	10,113	34,547	24,725	9,822
	$30,892	$22,924	$7,968	$56,369	$45,014	$11,355

Selling, general and administrative expenses primarily include salary and benefit costs for employees included in our sales, marketing, finance, legal and administrative organizations, outside legal and professional services, amortization and facilities costs. The increase in selling, general and administrative expenses of $10.1 million and $9.8 million for the three and six months ended June 30, 2015 as compared to 2014, respectively, is primarily due to an increase in personnel, including sales and marketing personnel, to support our commercial marketing in the current year.

We make significant investments in research and development in support of our development programs. Research and development costs are expensed as incurred and primarily include salary and benefit costs, fees paid to clinical research organizations, and supply costs. The decrease in research and development costs for the three months ended June 30, 2015 as compared to 2014 is primarily due to the timing of RE-024 toxicology studies. This was partially offset by increased headcount and salary expense related to the hiring of critical regulatory and development expertise.

The increase in research and development costs for the six months ended June 30, 2015 as compared to 2014 is primarily due to increased headcount and salary expense related to the hiring of critical regulatory and development expertise. This was partially offset by the timing of RE-024 toxicology studies.

Other Income/Expenses:

The following table provides information regarding other income (expenses) (in thousands):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2015	2014	(Decrease)	2015	2014	(Decrease)
Early payment penalty	$(2,250)	$-	$2,250	$(2,250)	$-	$2,250
Change in fair value of derivative instruments-gain (loss)	(29,418)	32,979	(62,397)	(66,171)	(20,635)	45,536

Bargain purchase gain	-	-	-	49,063	-	49,063

Litigation settlement	15,500	-	15,500	15,500	-	15,500

Interest expense, net	(2,922)	(2,179)	743	(6,720)	(2,179)	4,541

Other income (expense), net	402	(4,338)	(4,740)	(371)	(4,333)	3,962
	$(18,688)	$26,462		$(10,949)	$(27,147)

For the three months ended June 30, 2015, other income/expense variance was primarily attributable to the change in fair value of derivative instruments, driven by the increase in the Company’s stock price, offset by the Company’s legal settlement with Questcor.

For the six months ended June 30, 2015, other income/expense variance was primarily due to the bargain purchase gain on the Cholbam® acquisition net of tax and the change in fair value of derivative instruments, driven by the increase in the Company’s stock price, offset by the Company’s legal settlement with Questcor.

Income Tax Benefit (Provision): For the six months ended June 30, 2015 the Company recorded a tax benefit of approximately $40.0 million as opposed to a $2.5 million tax benefit for the six months ended June 30, 2014. The benefit in 2015 (see Note 4) was due to the deferred tax liabilities recorded in the acquisition of Cholbam® which provided a source of income to reduce the Company’s existing valuation allowance.

Liquidity and Capital Resources

For the six months ended June 30, 2015, cash provided from operations was $0.6 million. It is important to note that this figure includes a one-time gain on the favorable settlement of ligation with Questcor for $15.5 million. Without this gain, the Company would have shown cash used in operations of $14.9 million, indicating that the Company is not cash flow positive from operations. For further discussions on changes in operating cash, see “Cash Flows from Operating Activities” below.

On March 24, 2015, we completed a public offering of 7,866,000 shares of common stock at a price of $19.00 per share. We received net proceeds from the offering of $140.0 million, after deducting underwriting fees and other offering costs of $9.5 million.

The shares of common stock were offered by us pursuant to a shelf registration statement declared effective by the SEC on March 13, 2015. The shelf registration statement allowed us to issue shares of our common stock, preferred stock, debt securities and warrants, up to a total aggregate offering price of $125.0 million from time to time in one or more offerings. As of March 24, 2015, we had sold all amounts available under this shelf registration statement.

On July 2, 2015, the Company completed the sale of its Pediatric PRV, and transferred title to Sanofi.  Pursuant to the Company’s agreement with Sanofi, the Company will receive $245 million; $150.0 million was received upon closing, and $47.5 million is due on the first and second anniversaries of the closing. The asset value of the Pediatric PRV recorded in the financial statements as of June 30, 2015 is $96.3 million. The incremental gain resulting from the sale of the Pediatric PRV will be recorded in the quarter ending September 30, 2015.

On June 4, 2015, the Company settled its lawsuit against Questcor. As part of the settlement Questcor agreed to pay the Company $15.5 million, which was received on June 5, 2015.

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

Convertible Notes Payable

On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. At June 30, 2015 and December 31, 2014, the aggregate carrying value of the Notes was $43.6 million and $43.3, respectively, which bore a weighted average annual interest rate of 4.5% during the six months ended June 30, 2015 and December 31, 2014, respectively.

Credit Facility

On June 30, 2014, the Company entered into a $45 million Credit Agreement (“Credit Facility”) which matures on June 30, 2018 and bears interest at an annual rate of (i) the Adjusted LIBOR Rate (as such term is defined in the Credit Facility) plus 10.00% or (ii) in certain circumstances, the Base Rate (as such term is defined in the Credit Agreement) plus 9.00% and is payable quarterly. The Credit Facility contains certain financial and non-financial covenants. The Company was in compliance with all of its debt covenants as of June 30, 2015.

On January 12, 2015, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Facility in which the Company obtained a commitment letter from Athyrium Capital Management, LLC and Perceptive Credit Opportunities Fund, LP (collectively, the “Lenders”), the Company’s existing lenders, providing a commitment for a senior secured incremental term loan under the Company’s existing term loan facility in an aggregate principal amount of $30.0 million, which could have been drawn down at the Company’s option to finance the acquisition of the Cholbam® assets from Asklepion.

As consideration for Amendment No. 3, the Company made a $0.6 million cash payment to the Lenders, recorded in financing fees in the consolidated statements of operations, and issued the Lenders warrants initially exercisable to purchase up to an aggregate of 125,000 shares of the Company’s common stock which were valued at $1.1 million on January 12, 2015 and are recorded in interest expense in the consolidated statements of operations. Due to the closing of the public offering on March 24, 2015, the Company received cash proceeds of $140.0 million, after deducting underwriting fees and other offering costs, which the Company used to make the $27.0 million payment due to Asklepion upon the closing of the Company’s acquisition of the Cholbam® assets, and as a result, the Company did not draw down on the incremental term loan.

On March 24, 2015, the Company entered into Amendment No. 4 to the Credit Facility, which amended the Credit Facility to make certain changes to the definition of “change of control” contained therein.

On June 29, 2015 the Company notified the Lenders of the Credit Facility that it would pay off the full amount of the outstanding Credit Facility in the amount of $45 million on July 1, 2015. Under the terms of the agreement, early payoff notification is irrevocable and as such the Company reclassified the debt to current, and as of June 30, 2015, accrued the prepayment premium of 5% or $2.3 million in accordance with the credit agreement.

At June 30, 2015 and December 31, 2014, the aggregate carrying value of the Credit Facility was $41.1 million and $40.5, respectively, which bore a weighted average annual interest rate of 11.0% during the six months ended June 30, 2015 and December 31, 2014 respectively.

On July 1, 2015, the Company paid $47.3 million as payment in full for all principal and accrued interest under the Credit Facility, which included $45.0 million to pay off the principle balance, $2.3 in million prepayment premiums for early payment penalty, and an immaterial amount of interest accrued through the settlement date, as required by the terms of the Credit Agreement. Upon receipt of this final payment, the liens and security interests granted pursuant to the Credit Agreement and the documents executed and delivered pursuant thereto or in connection therewith were automatically and irrevocably released and terminated. At June 30, 2015, the prepayment premium of $2.3 million was accrued to current liabilities.

Cash Flows from Operating Activities

Cash provided by operating activities was $0.6 million for the six month period ended June 30, 2015 compared to $21.3 million used in the six month period ended June 30, 2014. The increase of $21.9 million was the result of a change from net loss to net income period over period of $78.1 million, primarily driven by a bargain purchase gain of $49.1 million, increases in other non-cash charges of $5.4 million, and a net change in operating assets and liabilities of $12.5 million.

Cash Flows from Investing Activities

Cash used in investing activities for the six month period ended June 30, 2015 was $31.3 million compared to $37.2 million for the six month period ended June 30, 2014. The decrease of $5.9 million was the result of an increase in cash paid upon acquisition of $4.2 million (the acquisition of Cholbam® in the first quarter of fiscal 2015 compared to the acquisition of Manchester Pharmaceuticals in the first quarter of 2014), a decrease in proceeds from sale of marketable securities of $1.6 million, decrease in cash used to purchase intangible assets of $1.9 million, offset by cash received upon divestiture of asset of $3.3 million, a decrease in the purchase of marketable securities of $4.9 million, and a net decrease in cover securities sold, not yet purchased of $0.8 million.

Cash Flows from Financing Activities

For the six month period ended June 30, 2015, cash provided by financing activities was $140.2 million compared to $92.3 million during the six month period ended June 30, 2014. The increase of $47.9 million was primarily a result of the net increase in proceeds of $103.1 million, net of costs, from public offerings, offset by a decrease in proceeds of $80.7 million from the issuance of debt of which $31.3 million was used pay down outstanding notes payable, and a decrease of $7.8 million from proceeds of warrants exercised.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. This accounting update has an immaterial impact to the financial statements and the Company has chosen not to early adopt this standards.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard amends Topic 330, Inventory, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. When this standard is adopted, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (referred to as our CEO) and our Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of June 30, 2015, however, we are in the process of documenting and testing our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2015.

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

•	We have implemented a new accounting system which allows for us to generate data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports.

•	We have hired additional staff with expertise in applying complex accounting and financial reporting and disclosure rules required under GAAP and SEC reporting regulations.

•	We have hired additional staff to assist in segregating duties.

•	Effective October 2014, Gary A. Lyons and Jeffrey Meckler were appointed as independent members of the Board of Directors.

•	On November 10, 2014, Stephen Aselage became our Chief Executive Officer. Mr. Aselage has more than 30 years of pharmaceutical and biotechnology experience.

•	On November 17, 2014, Laura Clague became our Chief Financial Officer. Mrs. Clague has more than 30 years of experience in accounting and finance, and pharmaceutical and biotechnology experience.

•	On November 17, 2014, Margaret Valeur-Jensen, Ph.D. became our General Counsel. Ms. Valeur-Jensen has more than 25 years of experience working with public pharmaceutical and biotechnology companies.

•	On February 3, 2015, the Company held a Special Meeting of Stockholders at which the Company’s stockholders voted to approve a proposal ratifying the prior issuance of stock options to purchase 1,928,000 shares of common stock and 230,000 restricted shares of common stock granted to employees between February 24, 2014 and August 18, 2014. In fiscal 2015, the Company instituted controls over the granting and tracking of stock options.

•	Effective March 31, 2015, Timothy Coughlin was appointed as an independent member of the Board of Directors.

•	Effective April 1, 2015, Dr. John W. Kozarich was appointed as an independent member of the Board of Directors.

•	Effective June 8, 2015, Jeffrey A. Meckler was appointed as the Chairman of the Board of Directors.

As discussed above, we have strengthened our management team and continue to evaluate our controls and processes associated with granting and accounting for equity awards in order to remediate the material weaknesses disclosed in our 2014 Form 10-K.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 13, 2014, Charles Schwab & Co., Inc. (“Schwab”) sued the Company, Standard Registrar and Transfer Company (“Standard”), Jackson Su (“Su”), and Huang in federal court in the Southern District of New York (Charles Schwab & Co. v. Retrophin, Inc., Case No. 14-cv-4294). The complaint alleges that the defendants misled Schwab in connection with its sale of Company stock owned by Su and Huang. Schwab contends that Su and Huang improperly advised it that their Company stock was not restricted. Schwab’s claim against the Company is based on an agency theory. Schwab contends that it has incurred in excess of $2.5 million in damages as a result of the alleged misinformation. Su and Huang have asserted cross-claims against the Company and Standard for alleged negligent misrepresentation premised upon an alleged failure to inform them of restrictions on the sale of their Company stock. Su and Huang have also impleaded Katten Muchin Rosenman LLP as a third-party defendant. The Company has filed motions to dismiss Schwab’s claims, as well as Su’s and Huang’s cross claims. Those motions are fully briefed, but have not yet been decided by the court. On August 5, 2015, the parties submitted a stipulation of voluntary dismissal to the court agreeing to the dismissal with prejudice of Schwab’s claims. Su’s and Huang’s cross claims and third-party claims are not covered by the stipulation, and are still pending.

On September 19, 2014, a purported shareholder of the Company sued Martin Shkreli, the Company’s former Chief Executive Officer, Martin Shkreli, the Company’s former Chief Executive Officer, in federal court in the Southern District of New York

(Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The Company is a nominal defendant in this action. The plaintiff seeks, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The first amended complaint alleged that, based on trades in the Company’s stock between November 2013 and November 2014, Mr. Shkreli realized short-swing profits in excess of $1.75 million, which belong to the Company. In December 2014, Mr. Shkreli filed an answer to the first amended complaint, in which he, among other things, admitted to owing the Company over $0.6 million in short-swing profits. On June 19, 2015, after obtaining leave from the court, the plaintiffs served a second amended complaint which seeks disgorgement of short-swing profits in excess of $2 million. The parties are currently engaged in discovery. The Company will record the money to be received from this claim at such time in the future should cash be received by the Company from Mr. Shkreli.

On October 20, 2014, a purported shareholder of the Company filed a putative class action complaint in federal court in the Southern District of New York against the Company, Mr. Shkreli, Marc Panoff, and Jeffrey Paley (Kazanchyan v. Retrophin, Inc., Case No. 14-cv-8376). On December 16, 2014, a second, related complaint was filed in the Southern District of New York against the same defendants (Sandler v. Retrophin, Inc., Case No. 14-cv-9915). The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ public disclosures during the period from November 13, 2013 through September 30, 2014. In December 2014, plaintiff Kazanchyan filed a motion to appoint lead plaintiff, to approve lead counsel, and to consolidate the two related actions. On February 10, 2015, the Court consolidated the two actions, appointed lead plaintiff, and approved lead counsel. Lead plaintiff filed a consolidated amended complaint on March 4, 2015, which again named the Company, Mr. Shkreli, Mr. Panoff, and Mr. Paley as defendants, but which also named Steven Richardson, Stephen Aselage, and Cornelius Golding as additional defendants. On May 26, 2015, with the consent of the lead plaintiff, the court ordered that the claims against Mr. Paley be dismissed. The remaining defendants, including the Company, have filed motions to dismiss the consolidated amended complaint.

In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requests information regarding, among other things, the Company’s relationship with Mr. Shkreli and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and is cooperating with the investigation. The Company has also begun cooperating with a parallel investigation by the U.S. Securities and Exchange Commission.

As of June 30, 2015 no accruals for loss contingencies have been recorded since these cases are neither probable nor reasonably estimable. From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

On January 7, 2014, the Company sued Questcor Pharmaceuticals, Inc. (“Questcor”) in federal court in the Central District of California (Retrophin, Inc. v. Questcor Pharmaceuticals, Inc., Case No. SACV14-00026-JLS). The Company alleged that Questcor violated antitrust laws in connection with its acquisition of rights to the drug Synacthen, and sought injunctive relief and damages. The Company asserted claims under sections 1 and 2 of the Sherman Act, section 7 of the Clayton Act, California antitrust laws, and California’s unfair competition law. On June 4, 2015, pursuant to the terms of a Confidential Settlement Agreement and Release (the “Settlement Agreement”) the Company and Questcor filed a Stipulation of Dismissal, dismissing the Company’s lawsuit against Questcor. Under the terms of the Settlement Agreement, Questcor paid the Company $15.5 million, and the Company and Questcor granted a mutual release of all claims against the other.

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

Risks Related to the Development and Commercialization of Our Products and Product Candidates

*The commercial success of Chenodal®, Thiola® and Cholbam® depends on them being considered to be effective drugs with advantages over other therapies.

The commercial success of our products Chenodal®, Thiola® and Cholbam® depends on them being considered to be effective drugs with certain advantages over other therapies. A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing therapies, as well as the reimbursement policies of third-party payers, such as government and private insurance plans.

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

We have no manufacturing capabilities and rely on third party manufacturers who are sole source suppliers for manufacturing of Chenodal® and Thiola®, respectively. In addition, we plan to rely on a third party for manufacturing of Cholbam®. The facilities used by our third party manufacturers must be approved by the FDA. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. If our third party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.

We currently have no in-house distribution channels for Chenodal®, Thiola® or Cholbam® and we are dependent on a third-party specialty distributor, Dohmen Life Sciences Services to distribute such products. We rely on this distributor for all of our proceeds from sales of Chenodal®, Thiola® and Cholbam® in the United States. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of such products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, distribution of Chenodal®, Thiola® and/or Cholbam® could become disrupted, resulting in lost revenues, provider dissatisfaction, and/or patient dissatisfaction.

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

Our efforts to develop certain of our product candidates are at an early stage. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. We cannot assure that any future clinical trials of sparsentan and/or RE-024 will ultimately be successful.

Before obtaining regulatory approval to conduct clinical trials of our product candidates, we must conduct extensive preclinical tests to demonstrate the safety of our product candidates in animals. Preclinical testing is expensive, difficult to design and implement, and can take many years to complete. A failure of one or more of our preclinical studies can occur at any stage of testing. The Company has filed a U.S. IND and initiated a Phase I study for RE-024 in 2015.

We will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, or applicable non-United States regulatory authorities, in well-designed and conducted clinical trials, that our product candidates are safe and effective and otherwise meet the appropriate standards required for approval for a particular indication.

There can be no assurance that the DUET Phase 2 clinical study for sparsentan will demonstrate that sparsentan is safe and effective for treating FSGS or that the data will support an application for accelerated approval by the FDA.

There can be no assurance that the RE-024 Phase I clinical study will demonstrate that RE-024 is safe or that RE-024 will proceed to Phase II clinical studies.

Clinical trials can be lengthy, complex and extremely expensive processes with uncertain results. Our product candidates are intended to treat FSGS and PKAN, each of which is a rare disease. Given that these development candidates are in the early stages of required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. For example, our ability to complete the sparsentan Duet study is dependent upon ability to enroll FSGS patients. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. To date, we are not aware of any pharmaceutical product to treat PKAN or FSGS that has been approved by the FDA specifically for the treatment of these indications. As a result, we cannot be sure what endpoints the FDA will require us to measure in later-stage clinical trials of our product candidates.

FDA approval for a product requires substantial or extensive preclinical and clinical data and supporting documentation. The approval process may take years and may involve on-going requirements as well as post marketing obligations. FDA approval once obtained, may be withdrawn. If the regulatory approval for Thiola®, Chenodal® and/or Cholbam® are withdrawn for any reason, it would have a material adverse impact on our sales and profitability. Further, we face risks relating to the postmarking obligations and commercial acceptance of Cholbam®, which was approved by the FDA on March 17, 2015.

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

We have invested a significant portion of our efforts and financial resources in the acquisition and development of our most advanced product candidates, sparsentan, RE-024 and RE-034. Our ability to generate product revenue from these development stage compounds, which we do not expect will occur for at least the next several years, if ever, may depend heavily on the successful development and commercialization of these product candidates. The successful commercialization of our future product candidates will depend on several factors, including the following:

•	obtaining supplies of sparsentan, RE-024 and RE-034 and subsequent product candidates for completion of our clinical trials on a timely basis;

•	successful completion of pre-clinical and clinical studies;

•	obtaining marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial-scale manufacturing arrangements with third-party manufacturers whose manufacturing facilities are operated in compliance with cGMP regulations;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payers;

•	competition from other companies;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of our product candidates following approval.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Although we have obtained orphan designation for Chenodal®, Cholbam®, sparsentan, and RE-024, and expect to seek orphan drug designations from the FDA for RE-034, there can be no assurance that there will be any benefits associated with such designation, or that the FDA will grant orphan status. We have filed for orphan designation from the European Medicines Agency (the “EMA”), for sparsentan in the EU, and expect to seek orphan designation from the EMA for RE-024 and RE-034. There can be no assurance that we will successfully obtain such designations. If we are unable to secure orphan status in either Europe or the United States it may have a material negative effect on our share price.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. Obtaining orphan drug exclusivity for RE-034, RE-024, and sparsentan may be important to the product candidate’s success. Even if we obtain orphan drug exclusivity, we may not be able to maintain it. For example, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved before our product candidate is approved, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.

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

*If the market opportunities for our product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

Certain of the diseases that our current and future product candidates are being developed to address, such as FSGS and PKAN, are relatively rare. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, may not be accurate.

Currently, most reported estimates of the prevalence of FSGS and PKAN are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. As new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of FSGS and PKAN in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of FSGS or PKAN or of the number of patients who may benefit from treatment with sparsentan and RE-024 prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.

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

For products we develop based on a new chemical entity not previously approved by the FDA, we expect that in addition to the protection afforded by our patent filings that we will be able to obtain either five years regulatory exclusively via the provisions of the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, or FDC Act, or seven years regulatory exclusivity via the orphan drug provisions of the FDC Act. In addition, we may be able to obtain up to five years patent term extension (to compensate for regulatory approval delay) for a patent covering such a product.

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

We have negotiated a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of FSGS. Further, this license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we could lose our rights to sparsentan. We cannot be certain when or if we will file for patent protection for different indications for sparsentan, if we would be successful in obtaining these patents, or if we will be able to enforce these patents. If we are unsuccessful in obtaining patents for different uses of sparsentan, we may not be able to stop competitors from marketing sparsentan following the latter of expiration of our sparsentan composition of matter patent (i.e. U.S. Patent No. 6,638,937) and expiration of the regulatory exclusivity afforded to sparsentan upon NDA approval.

Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind the actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in our or their issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. If a third party has also filed a United States patent application prior to the effective date of the relevant provisions of the America Invents Act (i.e. before March 16, 2013) covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our United States patent position.

We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us with respect to technologies used in our products. If patent infringement suits were brought against us, we may be unable to commercialize some of our products which could severely harm our business. Litigation proceedings, even if not successful, could result in substantial costs and harm our business.

Additional competitors could enter the market, including with generic versions of our products, and sales of affected products may decline materially.

Under the Hatch-Waxman Amendments, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved innovator product. Under the Hatch-Waxman Amendments, a manufacturer may also submit an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or Section 505(b)(2) NDA. In addition, the FDC Act provides, subject to certain exceptions, a period during which an FDA-approved drug may be afforded orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or Section 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to enforce its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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

*We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our operating results will suffer if we fail to compete effectively.

We face competition from pharmaceutical companies in the FSGS indications and will likely face similar competition in other indications, including PKAN, because competition in the area of pharmaceutical products is intense.

For example, Questcor Pharmaceuticals, Inc.’s product H.P. Acthar Gel is a formula of ACTH that is approved by the FDA for the treatment of multiple indications. In addition, Apo Pharma Inc. and Treat Iron-Related Childhood-Onset Neurodegeneration (“TIRCON”) are sponsoring clinical studies of Deferiprone as a potential treatment for PKAN. Also, we believe that TIRCON is working on a possible treatment for PKAN using pantethine derivatives.

Additionally, there are clinical studies underway evaluating possible treatments for FSGS. For example, GlaxoSmithKline is conducting a Phase 2 clinical study of Iosmapimod to treat FSGS. In addition, Sanofi (Genzyme) is engaged in a Phase 2 clinical study of Fresolimumab to treat FSGS, and Sunnybrook Medical Center has announced plans for a Phase 2 clinical study of Rituxan to treat FSGS. Also, Fibrogen is developing an anti-Connective Tissue Growth Factor (CTGF) antibody as a possible treatment for FSGS.

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

*Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if we obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. We also may be subject to state laws and registration requirements covering the distribution of our products. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on such products, manufacturers or manufacturing processes;
•	warning letters;
•	withdrawal of the products from the market;
•	our ability to obtain and maintain marketing approvals from the FDA or similar regulatory authorities outside the United States;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	voluntary or mandatory recall;
•	fines;
•	suspension or withdrawal of regulatory approvals or refusal to approve pending applications or supplements to approved applications that we submit;
•	refusal to permit the import or export of our products;
•	product seizure or detentions;
•	injunctions or the imposition of civil or criminal penalties; and
•	adverse publicity.

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

The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for sparsentan, RE-024, and RE-034, or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell sparsentan, RE-024 and RE-034 or any other product candidate for which we obtain marketing approval.

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

Risks Related to Our Business

*Our limited operating history makes it difficult to evaluate our current business and future prospects, and our profitability in the future is uncertain.

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

We expect to experience significant growth in the number of our employees and the scope of our operations. We began 2014 with 26 employees and ended the year with approximately 110 employees having added sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. As of June 30, 2015, we had approximately 127 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.

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

In connection with the preparation of our audited financial statements for the year ended December 31, 2014 we concluded that a material weakness existed in internal control over financial reporting. Specifically, as of December 31, 2014, our management concluded that the management of and accounting for equity awards and consulting agreements controls were not effective. On February 19, 2015, the Company’s board of directors concluded that as a result of the errors related to such consulting agreements, the financial statements contained in the September 30, 2013 third quarter Form 10-Q and the 2013 Form 10-K should no longer be relied upon. The Company has corrected such errors, including any related disclosures, in this Quarterly Report on Form 10-Q, and we restated these periods in amendments to the September 30, 2013 Third Quarter Form 10-Q and 2013 Form 10-K that have been filed with the SEC. The Company believes that the errors related to such consulting agreements in the 2014 Forms 10-Q do not cause the financial statements contained therein to be misleading, and therefore such financial statements can still be relied upon. The Company has corrected such errors, including any related disclosures, in this Quarterly Report on Form 10-Q, and will restate those quarters in future Forms 10-Q.

As of December 31, 2014, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework.  Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.  In connection with the above assessment, Retrophin management identified a material weakness in the control environment relating to a certain member of senior management who did not demonstrate the appropriate level of control consciousness and, therefore, did not demonstrate a positive tone at the top of the organization and did not observe a diligent process relating to the review and approval of contracts. In addition, Retrophin’s management also identified a material weakness in the control environment relating to the accounting for equity awards. In the first half of 2015 management implemented additional controls to remediate the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 associated with the control environment, including strengthening our management team and implementing additional controls and processes associated with granting and accounting for equity awards.

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

Management believes that we will continue to incur losses for the immediate future. For the year December 31, 2014, the Company generated sales revenue for the first time, and is trying to achieve positive cash flow from operations. The Company expects to finance its cash needs from cash on hand and results of operations, and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

At June 30, 2015, we had working capital surplus of approximately $72.4 million. Our accumulated deficit amounted to $168.3 million at June 30, 2015. As of June 30, 2015 and December 31, 2014, our stockholders’ equity was $150.8 million and our stockholders deficit was $37.3 million, respectively. Our net loss for the three months ended June 30, 2015 was $25.5 million compared to a net income of $11.8 million for the three months ended June 30, 2014, primarily due to the bargain purchase gain of $88.9 million. Our net income for the six months ended June 30, 2015 was $14.1 million compared to a net loss of $63.9 million for the six months ended June 30, 2014, primarily due to the bargain purchase gain of $88.9 million, and the change in the fair value of derivative instruments. Net cash used in operating activities was $7.3 million and net cash provided by operating activities $0.6 million for the three and six months ended June 30, 2015, respectively, compared to net cash used in operating activities of $9.8 million and $21.3 million in the three and six months ended June 30, 2014, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt financings and beginning in March 2014 from revenue from our marketed products. As of June 30, 2015, we had cash, cash equivalents and marketable securities of $133.6 million. We will continue to fund operations from cash on hand, product revenues, and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our development activities. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

We have devoted substantially all of our efforts to research and development, specifically our preclinical development activities. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several quarters and we are unable to predict the extent of any future losses. We anticipate that our expenses will increase substantially as we:

•	complete enrollment in the Phase 2 DUET trial of sparsentan for the treatment of FSGS;
•	continue our ongoing clinical development of RE-024 for the treatment of PKAN;
•	continue our ongoing clinical development of RE-034;
•	continue the research and development of additional product candidates;
•	expand our sales and marketing infrastructure to commercialize Cholbam® and any new products for which we may obtain regulatory approval; and
•	expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.

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

*We may need substantial funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our general, research and development expenses to increase in connection with our ongoing activities, particularly as we complete Phase 2 clinical studies of sparsentan, and Phase I clinical studies of RE-024, and as we continue toward possible Phase 1 clinical studies of RE-034 and for any later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates.

Management believes the Company’s ability to continue its operations depends on its ability to sustain and grow revenue, results of operations and its ability to access capital markets when necessary to accomplish its strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the year December 31, 2014, the Company generated revenue and is trying to achieve positive cash flow from operations. The Company expects to finance its cash needs from cash on hand and results of operations, and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever. Additional funds may not be available to us when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.

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

The price of our stock is likely to be volatile. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;

•	our entry into or the loss of a significant collaboration;

•	regulatory or legal developments in the United States and other countries, including changes in the health care payment systems;

•	our ability to obtain and maintain marketing approvals from the FDA or similar regulatory authorities outside the United States;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions;

•	results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	public concern over our product candidates or any products approved in the future;

•	litigation;

•	future sales or anticipated sales of our common stock by us or our stockholders; and

•	the other factors described in this “Risk Factors” section.

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

*We are involved in various litigation matters, any of which could result in substantial costs, divert management's attention and otherwise have a material adverse effect on our business, operating results or financial condition.

We are involved in various litigation matters, each described above in Part II, Item 1 “Legal Proceedings”. Although we intend to vigorously defend any claims for which we have been named as a defendant, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.  In addition, we received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York and have begun cooperating with a parallel investigation by the Securities and Exchange Commission. While we are not named as a defendant or otherwise a target of these proceedings, such proceedings could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

*We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and may limit our commercial success.

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

Many states also have statutes or regulations similar to the federal anti-kickback law and false claims and civil monetary penalties laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, which apply regardless of the payer. Several states now require pharmaceutical companies to report their expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to certain individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, and other items to certain health care providers. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes as does the U.S. Department of Health and Human Services

We also could become subject to government investigations and related subpoenas. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the Federal False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged violations of the Federal False Claims Act. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

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

The U.S. Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with antibribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the United States. We cannot assure you that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Federal Health Insurance Portability and Accountability Act of 1996; or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information.

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

As of June 30, 2015, we had approximately $91.0 million of total debt outstanding, classified as short and long term. The total debt outstanding as of June 30, 2015 consisted of $45 million borrowed pursuant to a Credit Agreement dated June 30, 2014, as amended, and which has been paid off as of July 1, 2015, and the Note Purchase Agreement dated May 29, 2014 relating to the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.

Our substantial indebtedness pursuant to the Notes could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to any other debt we may incur in the future;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and related interest, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our cost of borrowing;

•	place us at a competitive disadvantage compared to our competitors that may have less debt; and

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes.

We expect to use cash flow from operations and outside financings to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not generate sufficient cash from operations, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness may limit our ability to pursue any of these alternatives.

*We hold a significant stake in Clinuvel Pharmaceuticals, which could pose significant risks to our financial position and our stockholders.

On July 17, 2014, we made a proposal to the board of directors of Clinuvel Pharmaceuticals Limited (“Clinuvel”) to acquire all of the outstanding shares of Clinuvel for either 0.175 shares of common stock of the Company or $2.03 in cash per share for an aggregate purchase price of approximately $89 million. The proposal was rejected and as of June 30, 2015, we had remaining approximately $5.9 million of the outstanding shares of Clinuvel. The Company’s intention is liquidate our Clinuvel investment and use the cash generated from stock sales for working capital purposes. Due to the market for Clinuvel’s stock, the Company may not be able to readily liquidate our investment in Clinuvel, as a result, the Company may need to obtain additional equity and/or debt financing to fund operations. Our goal is ultimately to dispose of our shares in Clinuvel and realize gains upon our disposition of such shares. However, the shares we receive may not appreciate in value and, in fact, may decline value. Accordingly, we may not be able to realize gains from our interest in Clinuvel, and any gains that we do realize on the disposition of any shares may not be sufficient to offset any other losses we experience.

*A default under the Notes may have a material adverse effect on our financial condition.

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

Accordingly, the occurrence of a default under the Notes, unless cured or waived, may have a material adverse effect on our results of operations.

*The Notes are structurally subordinated to all obligations of our subsidiaries.

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

*The Notes rank junior to any of our secured indebtedness.

The Notes are our general unsecured obligations; they are not secured by any of our assets or those of our subsidiaries. The Notes effectively rank junior to any secured indebtedness, including and any secured indebtedness that we may incur. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt will be available to pay obligations on the Notes only after all debt under such secured debt, if any, has been repaid in full from such assets. As a result, it is likely that there would not be sufficient assets remaining to pay amounts due on any or all the Notes then outstanding. In addition, the terms of the Notes allow us to secure unlimited amounts of debt with our assets, all of which would be effectively senior to the Notes to the extent of the value of such assets.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a) Exhibits

2.1	Asset Purchase Agreement dated as of May 22, 2015, between Sanofi and Retrophin Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2015).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G, filed with the SEC on October 28, 2010).
3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
4.1	Form of Warrant Certificate, dated June 30, 2014, issued to the Lenders under the Credit Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2014).
4.2	Form of Warrant issued to the purchasers in the private placement of 3,045,929 shares of common stock, dated February 14, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2013).
4.3	Form of Common Stock Purchase Warrant, dated August 15, 2013, issued to the purchasers of securities in the private placement of the Company closed on August 15, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).
4.4	Form of Note Purchase Agreement for principal senior convertible notes with an interest rate of 4.50% due 2019 (“2019 Notes”), dated May 29, 2014, by and among the Company and the investors identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
4.5	Form of Indenture for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
4.6	Form of Note for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2014).
4.7	Registration Rights Agreement, dated February 12, 2013, by and among the Company and the February 2013 Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2013).
4.8	Registration Rights Agreement, dated August 15, 2013, by and among the Company and the August 2013 Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).
4.9	First Amendment to Registration Rights Agreement, dated August 14, 2013, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).
4.10	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
4.11	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
10.1	Employment Agreement, dated May 7, 2015, by and between Retrophin, Inc. and Alvin Shih (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2015	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer

