Form 10-Q/A
period 2015-06-30
Retrophin, Inc.
filed 2015-08-12
CIK 1438533

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of August 4, 2015 was 35,746,037.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report of Retrophin, Inc. on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the period ended June 30, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2015 (the “Original Form 10-Q”). This Form 10-Q/A is being filed solely for the purpose of amending Item 6 of Part II of the Original Form 10-Q to reflect the filing of the certifications of our principal executive officer and principal financial officer attached herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not amend, update or change the financial statements or disclosures in the Original Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

PART II – Other information

Item 6. Exhibits

(a) Exhibits

2.1	Asset Purchase Agreement dated as of May 22, 2015, between Sanofi and Retrophin Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2015).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G, filed with the SEC on October 28, 2010).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).

4.1	Form of Warrant Certificate, dated June 30, 2014, issued to the Lenders under the Credit Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2014).

4.2	Form of Warrant issued to the purchasers in the private placement of 3,045,929 shares of common stock, dated February 14, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2013).

4.3	Form of Common Stock Purchase Warrant, dated August 15, 2013, issued to the purchasers of securities in the private placement of the Company closed on August 15, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).

4.4	Form of Note Purchase Agreement for principal senior convertible notes with an interest rate of 4.50% due 2019 (“2019 Notes”), dated May 29, 2014, by and among the Company and the investors identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).

4.5	Form of Indenture for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).

4.6	Form of Note for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2014).

4.7	Registration Rights Agreement, dated February 12, 2013, by and among the Company and the February 2013 Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2013).

4.8	Registration Rights Agreement, dated August 15, 2013, by and among the Company and the August 2013 Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).

4.9	First Amendment to Registration Rights Agreement, dated August 14, 2013, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).

4.10	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).

4.11	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).

10.1	Employment Agreement, dated May 7, 2015, by and between Retrophin, Inc. and Alvin Shih (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

101.INS	XBRL Instance Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2015).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2015).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2015).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2015).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2015).

101.PRE	Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2015).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2015	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer