Form 10-Q
period 2015-09-30
Retrophin, Inc.
filed 2015-11-06
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________

FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
_________________________________

(760) 260-8600
(Registrant’s Telephone number including area code)
_________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑

The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of November 2, 2015 was 36,148,930.

RETROPHIN, INC.

Form 10-Q
September 30, 2015

		Page No.
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$140,596	$18,204
Marketable securities	94,681	9,556
Accounts receivable, net	13,499	7,960
Inventory, net	2,650	801
Prepaid expenses and other current assets	2,002	813
Note receivable	46,526	—
Total current assets	299,954	37,334

Property and equipment, net	478	671
Other asset	2,006	2,265
Intangible assets, net	162,997	94,265
Goodwill	936	936
Long term note receivable	45,259	—
Total assets	$511,630	$135,471

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Deferred technology purchase liability	$1,000	$1,000
Accounts payable	4,893	7,124
Accrued expenses	22,318	27,883
Other liability	1,027	938
Acquisition-related contingent consideration	5,069	2,118
Derivative financial instruments, warrants	42,120	27,990
Note payable	—	40,486
Short term deferred income tax liability, net	15,892	—
Taxes payable	9,628	—
Total current liabilities	101,947	107,539

Convertible debt	43,747	43,288
Other liability	13,915	12,234
Acquisition-related contingent consideration, less current portion	48,651	9,520
Long term deferred income tax liability, net	12,358	141
Total liabilities	220,618	172,722

Stockholders' Equity (Deficit):
Preferred stock $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 36,008,096 and 26,428,071 issued and 36,008,096 and 26,048,480 outstanding as of September 30, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	353,794	140,851
Treasury stock, at cost, 0 and 379,591 shares as of September 30, 2015 and December 31, 2014, respectively	—	(3,215)
Accumulated deficit	(62,684)	(179,175)
Accumulated other comprehensive income (loss)	(102)	4,285
Total stockholders' equity (deficit)	291,012	(37,251)
Total liabilities and stockholders' equity (deficit)	$511,630	$135,471
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(As Restated)		(As Restated)
Net product sales	$28,005	$8,349	$69,444	$14,118

Operating expenses:
Cost of goods sold	513	198	1,424	233
Research and development	14,064	12,646	34,974	32,899
Selling, general and administrative	22,308	17,372	56,856	42,097
Change in valuation of contingent consideration	6,906	—	7,026	—
Impairment of intangible assets	4,710	—	4,710	—
Total operating expenses	48,501	30,216	104,990	75,229

Operating loss	(20,496)	(21,867)	(35,546)	(61,111)

Other income (expenses), net:
Litigation settlement gain	—	—	15,500	—
Other income (expense), net	(314)	170	35	545
Interest expense, net	(695)	(2,629)	(7,415)	(4,808)
Debt early payment penalty	—	—	(2,250)	—
Loss on extinguishment of debt	(4,151)	—	(4,151)	—
Finance expense	—	(13)	(600)	(4,721)
Change in fair value of derivative instruments	29,991	6,359	(36,180)	(14,276)
Gain on sale of assets	140,004	—	140,004	—
Bargain Purchase Gain	—	—	49,063	—
Total other income (expense), net	164,835	3,887	154,006	(23,260)

Income (Loss) before provision for income taxes	144,339	(17,980)	118,460	(84,371)

Income tax benefit (provision)	(38,761)	—	1,246	2,460

Net income (loss)	$105,578	$(17,980)	$119,706	$(81,911)
Net income (loss) per common share, basic	$2.95	$(0.67)	$3.67	$(3.25)
Net income (loss) per common share, diluted	$1.78	$(0.84)	$3.30	$(3.25)
Weighted average common shares outstanding, basic	35,741,877	26,682,510	32,650,408	25,229,847
Weighted average common shares outstanding, diluted	42,752,859	28,210,225	36,800,536	25,229,847

Comprehensive income (loss):
Net income (loss)	$105,578	$(17,980)	$119,706	$(81,911)
Foreign currency translation	14	—	8	—
Unrealized gain (loss) on marketable securities	(876)	3,232	(4,395)	3,751
Comprehensive income (loss)	$104,716	$(14,748)	$115,319	$(78,160)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
		(As Restated)
Cash Flows From Operating Activities:
Net income (loss)	$119,706	$(81,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,417	3,543
Realized loss on marketable securities	293	(544)
Gain upon divestiture of Pediatric Priority Review Voucher	(140,004)	—
Gain upon divestiture of other assets	(200)
Deferred income tax provision	(11,791)	—
Amortization of debt discount and deferred financing costs	1,175	571
Lease liability	32	—
Settlement expense	—	5,684
Loss on early retirement of debt	4,151	—
Impairment of intangible assets	4,710	—
Loss on disposal of fixed assets	112	—
Bargain purchase gain	(49,063)	—
Share based compensation	18,748	9,237
Derivative financial instruments, warrants, issued, recorded in interest expense	1,050	—
Change in estimated fair value of derivative financial instruments, warrants	36,180	14,276
Change in fair value of contingent consideration	7,026
Non-cash financing cost	—	4,708
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,540)	(4,676)
Inventory	(1,071)	(165)
Prepaid expenses and other assets	(1,712)	(1,242)
Accounts payable and accrued expenses	(852)	13,764
Income Taxes Payable	9,628	—
Net cash provided by (used in) operating activities	1,995	(36,755)

Cash Flows From Investing Activities:
Purchase of fixed assets	(35)	(581)
Purchase of intangible assets	(5,271)	(3,302)
Proceeds from the sale of marketable securities	4,977	2,252
Purchase of marketable securities	(94,793)	(10,149)
Proceeds from securities sold, not yet purchased	—	7,500
Securities sold, not yet purchased	—	(5,310)
Cash paid for investment	—	(400)
Security deposits	—	(93)
Cash received upon sale of assets, net	148,411	—
Cash paid upon acquisition, net of cash acquired	(33,430)	(29,150)
Net cash provided by (used in) investing activities	19,859	(39,233)

Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(2,498)	(562)
Payment of guaranteed minimum royalty	(527)	—
Proceeds from the exercise of warrants	4,372	8,337
Proceeds from the exercise of stock options	5,237	—
Purchase of treasury stock, at cost	—	(2,257)
Proceeds received from issuance of common stock	149,454	36,835
Financing costs from issuance of common stock	(9,500)	—
Proceeds from credit agreement	—	42,366
Proceeds from Note Purchase Agreement	—	42,924
Payment of other liability	(1,000)	(507)
Repayment of credit facility	(45,000)	—
Repayment of Manchester Note payable	—	(31,283)
Net cash provided by financing activities	100,538	95,853

Net increase in cash	122,392	19,865
Cash, beginning of year	18,204	5,997

Cash, end of period	$140,596	$25,862

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,994	$3,114
Non-cash investing and financing activities:
Accrued royalty in excess of minimum payable to the sellers of Thiola®	$2,237	$—
Reclassification of derivative liability to equity due to exercise of warrants	$23,100	$23,365
Present value of contingent consideration payable to sellers of Manchester Pharmaceuticals LLC	$—	$12,238
Present value of guaranteed minimum royalty payable to sellers of Thiola®	$—	$11,818
Note payable entered into upon consummation of Manchester Pharmaceuticals LLC	$—	$31,283
Present value of contingent consideration payable to sellers of Asklepion Pharmaceuticals LLC	$42,010	$—
Shares issued in connection with Cholbam® acquisition	$15,844	$—
Unrealized gain (loss) on marketable securities	$(4,395)	$3,701
Unrealized loss on securities sold, not yet purchased	$—	$34

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Organization and Description of Business

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we”, “our”, “us”, “Retrophin” and the “Company” refer to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. We are a fully integrated biopharmaceutical company with approximately 126 employees headquartered in San Diego, California focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.

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

•	Thiola® (tiopronin) is approved in the United States for the prevention of cysteine (kidney) stone formation in patients with cystinuria.

•
Cholbam® (cholic acid) is approved in the United States for the treatment of bile acid synthesis disorders due to single enzyme defects and is further indicated for adjunctive treatment of patients with peroxisomal disorders.

Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We are developing sparsentan as a treatment for focal segmental glomerulosclerosis (“FSGS”), which is a leading cause of end-stage renal disease. We are currently enrolling patients for the DUET Phase 2 clinical study of sparsentan for the treatment of FSGS. Based on the robustness of the data obtained in the DUET study, we may be able to support an application for accelerated approval for sparsentan on the basis of proteinuria as a surrogate endpoint. In the first quarter of 2015, sparsentan received orphan drug designation from the U.S. Food and Drug Administration (“FDA”).

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

RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in adrenocorticotropic hormone (“ACTH”) incorporated into a novel formulation developed by the Company.  RE-034 exhibits similar physiological actions as endogenous ACTH by binding to melanocortin receptors, resulting in its anti-inflammatory and immunomodulatory effects. The Company has successfully manufactured RE-034 at proof-of-concept scale using a novel formulation that allows modulation of the release of the active ingredient from the site of administration.  The Company intends to continue preclinical development of RE-034 to enable multiple strategic options.

Voucher Sale
The FDA granted Asklepion Pharmaceuticals, LLC (“Asklepion”) a Rare Pediatric Disease Priority Review Voucher ("Pediatric PRV"), awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. A Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to Retrophin under the terms of the asset purchase agreement between the Company and Asklepion dated January 12, 2015 pursuant to which the Company acquired Cholbam®.

On July 2, 2015, the Company sold and transferred the Pediatric PRV to Sanofi.  Pursuant to the Company’s agreement with Sanofi, the Company will receive $245 million; $150.0 million was received upon closing, and $47.5 million is due on each of the first and second anniversaries of the closing. The asset value of the Pediatric PRV recorded in the financial statements as of June 30, 2015 was $96.3 million. In accordance with accounting principles generally accepted in the United States ("GAAP"), the Company recorded the future short term and long term payments at their present value of $46.2 million and $44.9 million, respectively, at the date of the sale. The incremental gain from the sale of the asset was approximately $140.0 million during the three months ended September 30, 2015, net of $4.9 million in fees contractually due as part of the Cholbam® acquisition.

On June 11, 2015, the General Court of the European Union annulled the marketing authorization (“MA”) for Kolbam (bottled and branded name of Cholbam® in Europe) in recognition of the orphan market exclusivity afforded to Orphacol. This was the result of a lawsuit brought by a competitor product against the awarding of the MA for Kolbam by the EU Commission, citing similarities in the efficacy statements in a section of the labelling, and the competitor claimed circumvention of market exclusivity attached to Orphacol. The competitor product received its MA and orphan designation before Kolbam’s MA, which purportedly entitled it to 10 years of market exclusivity. The EU Court ruled in favor of the competitor, and Kolbam’s MA was withdrawn. The withdrawal of the MA was solely based on market exclusivity, and not for safety or efficacy reasons. At the time of the EU Court’s ruling, the product was launched in one EU country, France.

Kolbam is currently available in Europe only through nationally approved Named Patient Programs.

On September 24, 2015, the European Committee for Medical Products for Human Use adopted an opinion recommending the Company be granted a MA for Kolbam. We anticipate a ruling from the EU Commission on the issuance of a new MA with revised labeling by the end of the year.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2015, and amended on March 13, 2015. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods.  The December 31, 2014 balance sheet information was derived from the audited financial statements as of that date.

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

Inventory
Inventories are stated at the lower of cost or market. We determine the cost of our inventories, which include amounts related to materials, third-party contract manufacturing and packaging services, on a first-in, first-out basis. We capitalize inventory costs at our suppliers when, based on management’s judgment, the realization of future economic benefit is probable at each given supplier.

Restatement of Prior Quarters
We held a Special Meeting of Stockholders on February 3, 2015, at which our stockholders voted to approve a proposal ratifying the prior issuance of stock options to purchase 1,928,000 shares of common stock and 230,000 restricted shares of common stock granted to employees between February 24, 2014 and August 18, 2014 (the “Ratified Equity Grants”). Our Form 10-Q for the three and nine months ended September 30, 2014 contained errors related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants, because the grant/measurement date of the Ratified Equity Grants for financial accounting purposes did not occur until their ratification at the Special Meeting of Stockholders on February 3, 2015. In addition, our Form 10-Q for the three and nine months ended September 30, 2014 contained errors related to certain consulting agreements entered into by the Company, pursuant to which an expense and a settlement liability related to the entire amount of the stock to be issued under such consulting agreements should have been taken and revalued at each reporting period based on changes in the Company’s stock price, until the stock had been entirely issued. We believe that the errors in the Form 10-Q for the three and nine months ended September 30, 2014 do not cause the financial statements included therein to be misleading, and therefore such financial statements can still be relied upon. However, we have corrected such errors, including any related disclosures, in this Form 10-Q. The impact for the three and nine months ended September 30, 2014, was a decrease to operating expenses of $1.6 million, and an increase to operating expenses of $0.2 million, respectively, and an decrease to net loss of $1.6 million, and an increase to net loss of $0.2 million, respectively.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-9 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. This accounting update will have an immaterial impact to the financial statements and the Company has chosen not to early adopt this standard.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date. That is, the ASU applies to open measurement periods, regardless of the acquisition date. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnotes disclosures.

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

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred income tax assets on a jurisdictional basis at each reporting date.  Accounting guidance for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  Management assesses all available positive and negative evidence to determine whether or not the deferred income tax assets are more-likely-than-not realizable.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2015 and December 31, 2014, the Company had recorded an indemnification asset with a corresponding liability in the amount of $1.5 million, for an uncertain tax position related to the acquisition of Manchester Pharmaceuticals, LLC. The Company is indemnified with respect to the liability and has recorded an indemnification asset on the balance sheet.

In the first quarter of 2015, in connection with the acquisition of Cholbam®, the Company recorded a deferred tax liability of $39.9 million. Based on the fact that the reversal of the deferred tax liability is viewed as a source of income pursuant to FASB ASC 740, the Company was able to reduce its existing valuation allowance by $39.9 million in the first quarter. The deferred tax liabilities supporting the ability to realize the deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to those deferred tax assets.
In the third quarter of 2015, the Company recorded total tax expense of $38.8 million primarily relating to current and deferred tax expense accrued on the sale of Pediatric PRV, partially offset by the release of a valuation allowance pursuant to the utilization of net operating loss carry-forwards primarily related to the Pediatric PRV sale.
Our effective tax rate for the three months ended September 30, 2015 was 26.9% compared to 0% for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and September 30, 2014, our effective tax rate was (1.1)% and 2.9%, respectively. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.

For the three months ended September 30, 2015, when compared to 2014, the increase in the effective income tax rate was primarily attributable to the current and deferred tax expense on the sale of the Pediatric PRV, partially offset by the release of a U.S. federal valuation allowance. For the nine months ended September 30, 2015, when compared to 2014, the decrease in the effective income tax rate was primarily attributable to the net benefit in 2015 resulting from valuation allowance released upon realization of substantially all of our Federal net operating losses, compared to tax expense during the first nine months of 2014 as a result of a decrease in the deferred tax liability associated with an indefinite lived asset.

At September 30, 2015, we had gross unrecognized tax benefits of $0.4 million compared to $0 at December 31, 2014, representing a net increase of $0.4 million during the nine months ended September 30, 2015. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We did not recognize any interest and penalties related to unrecognized tax benefits.

We are currently not under income tax audit examination in any material jurisdictions in which we operate.

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

On March 18, 2015, the Company announced that the FDA had approved Cholbam® capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for patients with peroxisomal disorders (including Zellweger spectrum disorders). As a result of the approval, Retrophin exercised its right to purchase from Asklepion all worldwide rights, titles, and ownership of Cholbam® and related assets. The FDA also granted Asklepion a Pediatric PRV, awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. A Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to Retrophin under the original terms of the agreement with Asklepion.

On March 31, 2015, the Company completed its acquisition from Asklepion of all worldwide rights, titles and ownership of Cholbam®, including all related contracts, data assets, intellectual property, regulatory assets and the Pediatric PRV, in exchange for a cash payment of $28.4 million, in addition to approximately 661,279 shares of the Company’s common stock (initially valued at $9 million at the time of the definitive agreement with Asklepion, and $15.8 million at the acquisition completion date). The Company may also be required to pay contingent consideration consisting of milestones and tiered royalties with a present value of $39.1 million.

The asset value of the Pediatric PRV was recognized at $96.3 million. In this valuation process, we considered various factors which included data from recent sales of similar vouchers. The consideration paid to Asklepion did not contemplate the Pediatric PRV because the issuance of a Pediatric PRV is extremely rare. Therefore when the FDA granted the Pediatric PRV with the Cholbam® approval, a gain resulted.

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

The purchase price allocation of $91.3 million as of the acquisition completion date of March 31, 2015 was as follows (in thousands):

Cash paid upon consummation	$33,430
Present value of contingent consideration and service fees	42,010
Fair Value of 661,279 shares issued to Asklepion	15,844
Total Purchase Price	$91,284

Fair Value of Assets Acquired and Liabilities Assumed
Acquired product rights-Cholbam® (Intangible Asset)	$83,200
Pediatric Priority Review Voucher	96,250
Inventory	777
Deferred tax liability	(39,880)
Total Allocation of Purchase Price	$140,347
Bargain Purchase Gain	(49,063)
Total Purchase Price	$91,284

Unaudited pro forma information for the transaction completed in the first quarter is not presented, because the effects of such transaction is considered immaterial to the Company.

NOTE 6. SHORT-TERM INVESTMENTS

The Company's short-term investments as of September 30, 2015 are comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. As of December 31, 2014, the Company owned available-for-sale marketable equity securities that were carried at fair value which have subsequently been sold.

Investments consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Marketable Equity Securities:
Common Stock	$—	$9,556
Marketable Other than Equity Securities:
Commercial paper	11,930	—
Corporate debt securities	72,746	—
Securities of government sponsored entities	10,005	—
Total Marketable Securities:	$94,681	$9,556

The following is a summary of short-term marketable securities classified as available-for-sale as of September 30, 2015 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Other than Equity Securities:
Commercial paper	Less than 1	$11,935	$—	$(5)	$11,930
Corporate debt securities	Less than 1	34,123	1	(42)	34,082
Securities of government-sponsored entities	Less than 1	5,003	—	—	5,003
Total maturity less than 1 year		51,061	1	(47)	51,015
Corporate debt securities	1 to 2	38,732	17	(85)	38,664
Securities of government-sponsored entities	1 to 2	5,000	2	—	5,002
Total maturity 1 to 2 years		43,732	19	(85)	43,666
Total available-for-sale securities		$94,793	$20	$(132)	$94,681

The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2014 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable Equity Securities:
Common Stock	$5,160	$4,499	$(103)	$9,556
Total available-for-sale securities	$5,160	$4,499	$(103)	$9,556

The following table presents information about available-for-sale investments in an unrealized loss position as of September 30, 2015 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2015
Commercial paper	$11,930	$(5)	$—	$—	$11,930	$(5)
Corporate debt securities	62,492	(127)	—	—	62,492	(127)
Securities of government-sponsored entities	3,002	—	—	—	3,002	—
Total	$77,424	$(132)	$—	$—	$77,424	$(132)

The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of September 30, 2015 and December 31, 2014, the Company believed the cost basis for available-for-sale investments were recoverable in all material respects.

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

The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash adjustments within other income (expenses), net, in the Company’s accompanying condensed consolidated statements of operations and comprehensive income (loss).  The Company recorded a gain on the change in the estimated fair value of warrants of $30.0 million and $6.4 million for the three months ended September 30, 2015 and 2014, respectively, and a loss on the change in the estimated fair value of warrants of $36.2 million and $14.3 for the nine months ended September 30, 2015 and 2014, respectively.

The Company calculated the fair value of the warrants using the Monte Carlo Simulation as of September 30, 2015 and the Binomial Lattice options pricing model as of December 31, 2014, using the following assumptions:

	September 30, 2015	December 31, 2014
Fair value of common stock	$20.26	$12.24
Expected life (in years), represents the weighted average period until next liquidity event	n/a**	0.33
Remaining life of the warrants (in years)	2.4 - 4.3	3.1 - 4.9
Risk-free interest rate	.75% – 1.21%	1.13-1.69%
Expected volatility	75-85%	85%
Dividend yield	—%	—%
 **There are no liquidity events expected within the life of the outstanding warrants.

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

The valuation techniques used to measure the fair value of the Company’s debt instruments and all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In estimating the fair value of the Company’s derivative liabilities, the Company used the Monte Carlo Simulation as of September 30, 2015 and the Binomial Lattice options pricing model as of December 31, 2014. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.

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

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2015 (in thousands):

	As of September 30, 2015	Fair Value Hierarchy at September 30, 2015
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$94,681	$—	$94,681	$—

Liabilities:
Derivative liability related to warrants	$42,120	$—	$—	$42,120
Contingent consideration	$53,720	$—	$—	$53,720

The following table presents the Company’s asset and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2014 (in thousands):

	As of December 31, 2014	Fair Value Hierarchy at December 31, 2014
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$9,556	$9,556	$—	$—

Liabilities:
Derivative liability related to warrants	$27,990	$—	$—	$27,990
Acquisition-related contingent consideration	$11,637	$—	$—	$11,637

The following table sets forth a summary of changes in the estimated fair value of the Company’s derivative financial instruments, warrants liability for the nine months ended September 30, 2015 (in thousands):

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2015	$27,990
Reclassification of derivative liability to equity upon exercise of warrants	(23,100)
Issuance of Warrants	1,050
Change in estimated fair value of liability classified warrants	36,180
Balance at September 30, 2015	$42,120

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820.

The following table sets forth a summary of changes in the estimated acquisition-related contingent consideration for the nine months ended September 30, 2015 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2015	$11,637
Present value of contingent consideration of Cholbam®, upon acquisition	39,107
Increase from revaluation of contingent consideration	7,026
Decrease of contingent consideration, asset divestiture	(604)
Contractual Payments	(2,498)
Contractual Payments Accrued at September 30, 2015	(948)
Balance at September 30, 2015	$53,720

The fair value of contingent consideration liabilities was determined by applying a form of the income approach (a level 3 input), based upon the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the performance targets. The key assumptions included in the calculations were the earn-out period payment probabilities, projected revenues, discount rate and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments.

During the nine month period ended September 30, 2015, the Company incurred a charge of $7.0 million in operating expenses on the condensed consolidated statement of operations and comprehensive income (loss), $6.6 million of which is related to the increase in contingent consideration liabilities for the product Chenodal®. The primary drivers for the change were projected revenues and timing of payments.

On September 30, 2015, the Company wrote-off the entire value of intangible assets related to Carbetocin (a level 3 input). The write-off was deemed appropriate as the Company elected not to pursue any internal development of the asset, and attempts to divest it were unsuccessful. The total charge of $4.7 million is included in operating expenses on the Company's Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

NOTE 9. INTANGIBLE ASSETS

As of September 30, 2015, the net book value of amortizable intangible assets was approximately $163.0 million.

Amortizable intangible assets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Finite-lived intangibles Assets	$176,749	$99,867
Less: Accumulated amortization	(13,752)	(5,602)
Net carrying value	$162,997	$94,265

The following table summarizes amortization expense for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$200	$261	$614	$566
Selling, general and administrative	3,675	1,554	8,803	2,901
Total amortization expense	$3,875	$1,815	$9,417	$3,467

On September 30, 2015, the Company wrote-off the entire value of intangible assets related to Carbetocin. The write-off was deemed appropriate as the Company elected not to pursue any internal development of the asset and attempts to divest it were unsuccessful. The total charge of $4.7 million was included in operating expenses on the condensed consolidated statement of operations and comprehensive income (loss).

NOTE 10.   NOTES PAYABLE

Convertible Notes Payable

On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. At September 30, 2015 and December 31, 2014, the aggregate carrying value of the Notes was $43.7 million and $43.3, respectively, which bore a weighted average annual interest rate of 4.5% during the nine months ended September 30, 2015 and December 31, 2014, respectively.

Credit Facility

On June 30, 2014, the Company entered into a $45 million Credit Agreement (“Credit Facility”) which was schedule to mature on June 30, 2018 and bore interest at an annual rate of (i) the Adjusted LIBOR Rate (as such term was defined in the Credit Facility) plus 10.00% or (ii) in certain circumstances, the Base Rate (as such term was defined in the Credit Agreement) plus 9.00% and was payable quarterly. The Credit Facility contained certain financial and non-financial covenants.

At December 31, 2014, the Company reclassified the note payable to short term due to its inability to meet debt covenant requirements related to its cash balances over the next twelve months. On March 24, 2015, the Company received $140.0 million in proceeds from its equity financing, therefore, the Company expected to have the ability to meet future covenant requirements and reclassified the debt to long term.

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

As consideration for Amendment No. 3, the Company made a $0.6 million cash payment to the Lenders, recorded in finance expense in the consolidated statements of operations, and issued the Lenders warrants initially exercisable to purchase up to an aggregate of 125,000 shares of the Company’s common stock which were valued at $1.1 million on January 12, 2015 and were recorded in interest expense in the consolidated statements of operations. Due to the closing of its public offering on March 24, 2015, the Company received cash proceeds of $140.0 million, after deducting underwriting fees and other offering costs, which the Company used to make the $27.0 million payment due to Asklepion upon the closing of the Company’s acquisition of the Cholbam® assets, and as a result, the Company did not utilize the commitment from the lenders.

On July 1, 2015, the Company paid off the Credit Facility in its entirety including a prepayment premium of $2.3 million, and incurred an additional charge of $4.2 million, included in other expenses on the Company's condensed consolidated statement of operations and comprehensive income (loss), for the write-off of the debt discount and issuances for the Credit Facility.

At September 30, 2015 and December 31, 2014, the aggregate carrying value of the Credit Facility was $0.0 million and $40.5 million, respectively, which bore a weighted average annual interest rate of 11.0% during the periods outstanding.

Total interest expense, net, recognized was $0.7 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively, and $7.4 million and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Debt Maturities

The stated maturities of the Company’s long-term debt are as follows as of September 30, 2015 (in thousands):

2015	$—
2016	—
2017	—
2018	—
2019	46,000
Thereafter	—
$46,000

NOTE 11. ACCRUED EXPENSES

Accrued expenses at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Government rebates payable	$5,226	$1,353
Compensation related costs	5,094	8,163
Accrued royalties	4,249	—
Research and development	2,222	3,720
Selling, general and administrative	1,807	2,411
Severance related costs	1,548	5,710
Accounting and legal fees	1,186	1,208
Interest	799	2,318
Miscellaneous accrued	187	—
License fee	—	3,000
	$22,318	$27,883

NOTE 12.   INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, unvested restricted stock, restricted stock units, warrants and shares issuable upon conversion of the Convertible Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Basic and diluted net income (loss) per share is calculated as follows (net income amounts are stated in thousands):

	Three Months Ended
	September 30, 2015			September 30, 2014
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic Earnings per Share	35,741,877	$105,578	$2.95	26,682,510	$(17,980)	$(0.67)
Dilutive shares related to warrants	—	(29,991)	—	—	(5,689)	—
Change in fair value of derivative instruments	2,053,934	—	—	1,527,715	—	—
Convertible Debt	2,642,160	518	—	—	—	—
Restricted Stock	409,166	—	—	—	—	—
Stock Options	1,905,722	—	—	—	—	—
Dilutive Earnings per Share	42,752,859	$76,105	$1.78	28,210,225	$(23,669)	$(0.84)

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic Earnings per Share	32,650,408	$119,706	$3.67	25,229,847	$(81,911)	$(3.25)
Convertible Debt	2,642,160	1,553	—	—	—	—
Restricted Stock	331,073	—	—	—	—	—
Stock Options	1,176,895	—	—	—	—	—
Dilutive Earnings per Share	36,800,536	$121,259	$3.30	25,229,847	$(81,911)	$(3.25)

For the three and nine months ended September 30, 2015 and 2014, the following shares were excluded because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Restricted Stock	26,033	438,416	41,132	467,162
Convertible Debt	—	2,642,160	—	3,106,345
Options	1,762,891	2,852,500	1,083,093	2,852,500
Warrants	—	337,500	2,691,589	337,500
Total Anti-Dilutive Shares	1,788,924	6,270,576	3,815,814	6,763,507

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

On February 28, 2014, the Company amended its lease agreement for its offices located in Carlsbad, California. In October 2014, Retrophin ceased use of this facility, and all employees formerly located at that facility moved into the new headquarters facility in San Diego, California. In March 2015, the Company entered into an agreement to sublease a portion of the Carlsbad California lease for a three year term with an annual rent of approximately $56,000, with annual rent escalations.

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

Contractual Commitments

The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of September 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$1,851	$797	$1,054	$—	$—
Other commitments	4,524	1,029	1,133	870	1,492
	$6,375	$1,826	$2,187	$870	$1,492

Legal Proceedings

On June 13, 2014, Charles Schwab & Co., Inc. (“Schwab”) sued the Company, Standard Registrar and Transfer Company (“Standard”), Jackson Su (“Su”), and Chun Yi Huang (“Huang”) in federal court in the Southern District of New York (Charles Schwab & Co. v. Retrophin, Inc., Case No. 14-cv-4294). Su and Huang also asserted cross-claims against the Company and Standard for alleged negligent misrepresentation premised upon an alleged failure to inform them of restrictions on the sale of their Company stock, and impleaded Katten Muchin Rosenman LLP as a third-party defendant. Schwab’s claims have been dismissed with prejudice. On September 30, 2015, the Court dismissed Su and Huang’s cross-claims and third party claims. The dismissal was with prejudice with respect to Su, but without prejudice with respect to Huang.

On September 19, 2014, a purported shareholder of the Company sued Martin Shkreli, the Company’s former Chief Executive Officer, in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The Company is a nominal defendant in this action. The plaintiff seeks, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The parties have reached an agreement to settle the lawsuit. On October 19, 2015, Plaintiffs filed a motion seeking the Court’s approval of the settlement. If the Court approves the settlement, Mr. Shkreli will pay $2,025,000 to the Company and will pay an additional $625,000 to Plaintiffs to compensate them for their legal fees.

On October 20, 2014, a purported shareholder of the Company filed a putative class action complaint in federal court in the Southern District of New York against the Company, Mr. Shkreli, Marc Panoff, and Jeffrey Paley (Kazanchyan v. Retrophin, Inc., Case No. 14-cv-8376). On December 16, 2014, a second, related complaint was filed in the Southern District of New York against the same defendants (Sandler v. Retrophin, Inc., Case No. 14-cv-9915). The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ public disclosures during the period from November 13, 2013 through September 30, 2014. In December 2014, plaintiff Kazanchyan filed a motion to appoint lead plaintiff, to approve lead counsel, and to consolidate the two related actions. On February 10, 2015, the Court consolidated the two actions, appointed lead plaintiff, and approved lead counsel. Lead plaintiff filed a consolidated amended complaint on March 4, 2015, which again named the Company, Mr. Shkreli, Mr. Panoff, and Mr. Paley as defendants, but which also named Steven Richardson, Stephen Aselage, and Cornelius Golding as additional defendants. On May 26, 2015, with the consent of the lead plaintiff, the court ordered that the claims against Mr. Paley be dismissed. The remaining defendants, including the Company, filed motions to dismiss the consolidated amended complaint on June 26, 2015. Plaintiffs filed a consolidated opposition to the motions on July 27, 2015. Defendants filed their reply briefs in support of the motions on October 28, 2015. In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requested information regarding, among other things, the Company’s relationship with Mr. Shkreli and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and is cooperating with the investigation. The Company has also been cooperating with a parallel investigation by the U.S. Securities and Exchange Commission.

On August 17, 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Martin Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors (Retrophin, Inc. v. Shkreli, 15-CV-06451(NRB)). On August 19, 2015, Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company has asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The parties are currently selecting an arbitration panel. On Mr. Shkreli’s application, and with the Company’s consent, the federal Court has granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims will be litigated in the arbitration, as the Company is seeking.

As of September 30, 2015 no accruals for loss contingencies have been recorded since these cases are neither probable nor reasonably estimable. From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 14.  STOCKHOLDERS’ EQUITY/DEFICIT

2015 Public Offering

On March 24, 2015, the Company completed a public offering of 7,866,000 shares of common stock at a price of $19.00 per share. The Company received net proceeds from the offering of $140.0 million, after deducting underwriting fees and other offering costs of $9.5 million. The shares of common stock were offered by the Company pursuant to a shelf registration statement that was declared effective by the SEC on March 13, 2015.

Restricted Shares

The following table summarizes the Company’s restricted stock activity during the nine months ended September 30, 2015:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding December 31, 2014	691,668	$10.83
Granted	253,000
Vested	(159,666)
Forfeited/canceled	(66,668)
Outstanding September 30, 2015	718,334	$16.89

Stock Options

The following table summarizes information about stock option activity during the nine months ended September 30, 2015:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,892,208	$10.93
Granted	2,095,000
Exercised	(401,740)
Forfeited/canceled	(842,875)
Outstanding at September 30, 2015	5,742,593	$16.86

At September 30, 2015, outstanding options to purchase 1.8 million shares were exercisable with a weighted-average exercise price per share of $11.69.

Share Based Compensation

Total non-cash stock-based compensation by operating statement classification is as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and Development	$2,692	$1,039	$6,660	$1,997
Selling, General &Administrative	5,489	2,075	12,088	4,877
Selling, General &Administrative - Consultants	—	90	—	2,363
Total	$8,181	$3,204	$18,748	$9,237

Exercise of Warrants

During the three and nine months ended September 30, 2015, the Company issued 630,557 and 818,610 shares of common stock upon the exercise of warrants, respectively, pursuant to which the Company received $3.8 million and $4.3 million, respectively. The Company reclassified $19.1 million and $23.1 million of the derivative liability as equity for the value of these warrants on the date of exercise for the three and nine months ended September 30, 2015, respectively. The warrants were revalued immediately prior to exercise and the change in the fair value of the warrants was recorded as other expense in the condensed consolidated financial statements of the Company. The number of warrants outstanding at September 30, 2015 was 2,691,589, and the number of warrants outstanding at December 31, 2014 was 3,421,255.

NOTE 15.  SALE OF ASSETS

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

On July 2, 2015, the Company completed the sale and transfer of the Pediatric PRV to Sanofi.  Pursuant to the Company’s agreement with Sanofi, the Company will receive $245 million; $150.0 million was received upon closing, and $47.5 million is due on each of the first and second anniversaries of the closing. The asset value of the Pediatric PRV was recorded at $96.3 million. In accordance with GAAP the Company recorded the future short term and long term payments at present value of $46.2 million and $44.9 million, respectively, at the date of the sale. The incremental gain from the sale of the asset was $140.0 million recorded during the 3 months ended September 30, 2015, net of $4.9 million in fees contractually due as part of the Cholbam® acquisition.

As of September 30, 2015, the present value of the two future payments from Sanofi related to the Pediatric PRV sale were $46.5 million, short term, and $45.3 million, long term. Imputed interest of $0.6 million was recorded during the period to interest income.

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

Overview

We are a fully integrated biopharmaceutical company with approximately 126 employees headquartered in San Diego, California focused on the development, acquisition and commercialization of therapies for the treatment of serious, catastrophic or rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.

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

On January 12, 2015, the Company announced the signing of a definitive agreement under which it acquired the exclusive right to purchase from Asklepion Pharmaceuticals, LLC (“Asklepion”), all worldwide rights, titles, and ownership of Cholbam® (cholic acid) for the treatment of bile acid synthesis defects, if approved by the FDA. Under the terms of the agreement, Retrophin paid Asklepion an upfront payment of $5.0 million and agreed to pay milestones based on FDA approval and net product sales, plus tiered royalties on future net sales of Cholbam®.

The FDA granted Asklepion a Rare Pediatric Disease Priority Review Voucher ("Pediatric PRV"), awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. A Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to Retrophin under the original terms of the agreement with Asklepion to purchase Cholbam®.

On July 2, 2015, the Company sold and transferred the Pediatric PRV to Sanofi for $245 million; at closing the Company received $150.0 million, and $47.5 million is due on the first and second anniversaries of the closing. The Company recorded the receivables at present value present on the balance sheet. The asset value of the Pediatric PRV was recognized at $96.3 million, and therefore an incremental gain of approximately $140.0 million, net, was recorded as of September 30, 2015, resulting from the sale of the Pediatric PRV.

On November 4, 2015 the Company received a letter from the United States Senate Special Committee on Aging requesting information on the pricing, distribution, and other financial information relating to the licensed product Thiola®. The Company is reviewing the letter and intends to cooperate with the request.

Products and Research and Development Programs

Cholbam®

On March 18, 2015, the Company announced that the U.S. Food and Drug Administration (FDA) approved Cholbam® capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders (including Zellweger spectrum disorders).  The effectiveness of Cholbam® has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders. Approximately 30 patients have transitioned from the open label extension trial to commercial product, and new patients have begun treatment as well. The estimated incidence of bile acid synthesis disorders due to single enzyme defects is 1 to 9 per million live births.

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

Sparsentan

Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We are developing sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease. We are currently enrolling patients for the DUET Phase 2 clinical study of sparsentan for the treatment of FSGS and we expect approximately 100 patients to be enrolled. Depending on the data obtained in the DUET study, we may be able to support an application for accelerated approval for sparsentan on the basis of proteinuria as a surrogate endpoint. In the first quarter of 2015, sparsentan was granted orphan drug designation.

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

RE-034

RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in ACTH incorporated into a novel formulation developed by the Company.  RE-034 exhibits similar physiological actions as endogenous ACTH by binding to melanocortin receptors, resulting in its anti-inflammatory and immunomodulatory effects. The Company has successfully manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration.  The Company continues preclinical development of RE-034 to enable multiple strategic options.

Results of Operations

Results of Operations for the three and nine month periods ended September 30, 2015 compared to the three and nine month periods ended September 30, 2014.

Net Product Sales:

The following table provides information regarding net product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase	2015	2014	Increase
Net product sales	$28,005	$8,349	$19,656	$69,444	$14,118	$55,326

The increase in sales for the three months ended September 30, 2015 over the prior year is due to increased patient counts for Chenodal® and Thiola®, and our acquisition of Cholbam® on March 31, 2015.

The increase in sales for the nine months ended September 30, 2015 over the prior year is due to our first sales being generated in March of 2014 after completing the acquisition of all of the membership interests of Manchester Pharmaceuticals, LLC ("Manchester") for Chenodal® and Vecamyl®, entering into a license agreement in May 2014 with Mission Pharmacal for the U.S. marketing rights to Thiola®, and acquiring Cholbam® on March 31, 2015.

Operating Expenses:

The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase	2015	2014	Increase
Cost of goods sold	$513	$198	$315	$1,424	$233	$1,191
Research and development	14,064	12,646	1,418	34,974	32,899	2,075
Selling, general and administrative	22,308	17,372	4,936	56,856	42,097	14,759
Change in valuation of contingent consideration	6,906	—	6,906	7,026	—	7,026
Impairment of intangible assets	4,710	—	4,710	4,710	—	4,710
	$48,501	$30,216	$18,285	$104,990	$75,229	$29,761

Selling, general and administrative expenses primarily include salary and benefit costs for employees included in our sales, marketing, finance, legal and administrative organizations, outside legal and professional services, amortization and facilities costs. The increase in selling, general and administrative expenses of $4.9 million and $14.8 million for the three and nine months ended September 30, 2015 as compared to 2014, respectively, is primarily due to an increase in personnel, including sales and marketing personnel, to support our commercial marketing in the current year and amortization from intangible assets.

We make significant investments in research and development in support of our development programs. Research and development costs are expensed as incurred and primarily include salary and benefit costs, fees paid to clinical research organizations, and supply costs. The increase in research and development costs of $1.4 million for the three months ended September 30, 2015 as compared to 2014 is primarily due to increased compensation and clinical trial expense in support of the Company’s lead development candidate, sparsentan.

The increase in research and development costs of $2.1 million for the nine months ended September 30, 2015 as compared to 2014 is primarily due to increased headcount and compensation related to the hiring of critical regulatory and development expertise. This was partially offset by the timing of RE-024 toxicology studies which occurred during 2014.

During the three and nine month period ended September 30, 2015, the Company incurred a charge of $6.9 and $7.0 million in operating expenses on the condensed consolidated statement of operations and comprehensive income (loss), $6.6 million of which is related to the increase in contingent consideration liabilities for the product Chenodal®. The primary driver for the change was projected revenues.

On September 30, 2015, the Company wrote-off $4.7 million of intangible assets related to Carbetocin as the Company elected not to pursue any internal development of the asset.

Other Income/Expenses:

The following table provides information regarding other income (expenses) (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
Litigation settlement	$—	$—	$—	$15,500	$—	$15,500
Other income (expense), net	(314)	170	(484)	35	545	(510)
Interest expense, net	(695)	(2,629)	1,934	(7,415)	(4,808)	(2,607)
Early payment penalty	—	—	—	(2,250)	—	(2,250)
Loss on extinguishment of debt	(4,151)	—	(4,151)	(4,151)	—	(4,151)
Finance expense	—	(13)	13	(600)	(4,721)	4,121
Change in fair value of derivative instruments-gain (loss)	29,991	6,359	23,632	(36,180)	(14,276)	(21,904)
Gain on disposal of assets	140,004	—	140,004	140,004	—	140,004
Bargain purchase gain	—	—	—	49,063	—	49,063
	$164,835	$3,887		$154,006	$(23,260)

For the three months ended September 30, 2015, other income/expense variance was primarily attributable to the gain on the sale of the Pediatric PRV to Sanofi and the change in fair value of derivative instruments, driven by the decrease in the Company’s stock price.

For the nine months ended September 30, 2015, other income/expense variance was primarily due to the gain on the sale of the Pediatric PRV to Sanofi, the bargain purchase gain on the Cholbam® acquisition net of tax, offset by the change in fair value of derivative instruments, driven by the increase in the Company’s stock price.

Income Tax Benefit (Provision): In the third quarter of 2015, the Company recorded total tax expense of $38.8 million primarily relating to current and deferred tax expense accrued on the sale of Pediatric PRV, partially offset by the release of a valuation allowance pursuant to the utilization of net operating loss carry-forwards primarily related to the Pediatric PRV sale.

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

On July 2, 2015, the Company sold and transferred the Pediatric PRV to Sanofi.  Pursuant to the Company’s agreement with Sanofi, the Company will receive $245 million; $150.0 million was received upon closing, and $47.5 million is due on each of the first and second anniversaries of the closing. The asset value of the Pediatric PRV recorded in the financial statements as of June 30, 2015 was $96.3 million. In accordance with GAAP the Company recorded the future payments at present value of $46.2 million and $44.9 million, respectively at the date of the sale. The incremental gain from the sale of the asset was $140.0 million recorded as of September 30, 2015, net of $4.9 million of fees contractually due as part of the Cholbam® acquisition.

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

Convertible Notes Payable

On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. On September 30, 2015 and December 31, 2014, the aggregate carrying value of the Notes was $43.7 million and $43.3, respectively, which bore a weighted average annual interest rate of 4.5% during the nine months ended September 30, 2015 and December 31, 2014, respectively.

Credit Facility

On July 1, 2015, the Company paid $47.3 million as payment in full for all principal and accrued interest under the Credit Facility, which included $45.0 million to pay off the principal balance, $2.3 million in prepayment premiums for early payment penalty, and an immaterial amount of interest accrued through the settlement date, as required by the terms of the Credit Agreement. Upon receipt of this final payment, the liens and security interests granted pursuant to the Credit Agreement and the documents executed and delivered pursuant thereto or in connection therewith were automatically and irrevocably released and terminated.

Cash Flows from Operating Activities

Cash provided by operating activities was $2.0 million for the nine month period ended September 30, 2015 compared to $36.8 million used in the nine month period ended September 30, 2014. The increase of $38.8 million was the result of a $55.3 million increase in revenue partially offset by a $29.8 million increase in operating expenses.

For the three months ended September 30, 2015, the Company generated positive cash flow from operating activities. Cash provided from operations of $1.4 million was predominately due to revenue growth. The Company may fluctuate between cash used and cash provided by operations in the coming quarters depending upon levels of product revenue, commercialization expenses, other SG&A expenses and Research and Development expenditures to further its pipeline assets.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine month period ended September 30, 2015 was $19.9 million compared to $39.2 million used for the nine month period ended September 30, 2014. The increase of $59.1 million was the result of $148.4 million in net cash received for the divestiture of assets in 2015, offset by lower cash used to purchase marketable securities in the prior year.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2015, cash provided by financing activities was $100.5 million compared to $95.9 million during the nine month period ended September 30, 2014. In 2015, the cash was provided from the Company's follow-on public offering of $140 million, net of fees, offset by the $45 million repayment of the outstanding credit facility. In 2014, cash was primarily provided by the Company's $36.8 million follow-on public offering and the proceeds of $85.3 million from the issuance of debt, offset by the repayment of the Manchester Note payable of $31.3 million.

Other Matters

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December

15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

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

Off Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in United States Government backed securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short-term maturities. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (referred to as our CEO) and our Chief Financial Officer (referred to as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of September 30, 2015, however, we are in the process of documenting and testing our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2015.

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

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, except those controls that were added to remediate the material weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the 2014 Form 10-K), and also disclosed below.

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

•	We have implemented a new accounting system which allows for us to generate data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports.

•	We have hired additional staff with expertise in applying complex accounting and financial reporting and disclosure rules required under GAAP and SEC reporting regulations.

•	We have hired additional staff to assist in segregating duties.

•	Effective October 2014, Gary A. Lyons and Jeffrey Meckler were appointed as independent members of the Board of Directors.

•	On November 1, 2014, Margaret Valeur-Jensen, Ph.D. became our General Counsel. Ms. Valeur-Jensen has more than 25 years of experience working with public pharmaceutical and biotechnology companies.

•	On November 10, 2014, Stephen Aselage became our Chief Executive Officer. Mr. Aselage has more than 30 years of pharmaceutical and biotechnology experience.

•	On November 17, 2014, Laura Clague became our Chief Financial Officer. Mrs. Clague has more than 30 years of experience in accounting and finance, and pharmaceutical and biotechnology experience.

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
As discussed above, we have strengthened our management team and Board of Directors, and continue to evaluate our controls and processes associated with granting and accounting for equity awards in order to remediate the material weaknesses disclosed in our 2014 Form 10-K.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 13, 2014, Charles Schwab & Co., Inc. (“Schwab”) sued the Company, Standard Registrar and Transfer Company (“Standard”), Jackson Su (“Su”), and Chun Yi Huang (“Huang”) in federal court in the Southern District of New York (Charles Schwab & Co. v. Retrophin, Inc., Case No. 14-cv-4294). Su and Huang also asserted cross-claims against the Company and Standard for alleged negligent misrepresentation premised upon an alleged failure to inform them of restrictions on the sale of their Company stock, and impleaded Katten Muchin Rosenman LLP as a third-party defendant. Schwab’s claims have been dismissed with prejudice. On September 30, 2015, the Court dismissed Su and Huang’s cross-claims and third party claims. The dismissal was with prejudice with respect to Su, but without prejudice with respect to Huang.

On September 19, 2014, a purported shareholder of the Company sued Martin Shkreli, the Company’s former Chief Executive Officer, in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The Company is a nominal defendant in this action. The plaintiff seeks, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The parties have reached an agreement to settle the lawsuit. On October 19, 2015, Plaintiffs filed a motion seeking the Court’s approval of the settlement. If the Court approves the settlement, Mr. Shkreli will pay $2,025,000 to the Company and will pay an additional $625,000 to Plaintiffs to compensate them for their legal fees.

On October 20, 2014, a purported shareholder of the Company filed a putative class action complaint in federal court in the Southern District of New York against the Company, Mr. Shkreli, Marc Panoff, and Jeffrey Paley (Kazanchyan v. Retrophin, Inc., Case No. 14-cv-8376). On December 16, 2014, a second, related complaint was filed in the Southern District of New York against the same defendants (Sandler v. Retrophin, Inc., Case No. 14-cv-9915). The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ public disclosures during the period from November 13, 2013 through September 30, 2014. In December 2014, plaintiff Kazanchyan filed a motion to appoint lead plaintiff, to approve lead counsel, and to consolidate the two related actions. On February 10, 2015, the Court consolidated the two actions, appointed lead plaintiff, and approved lead counsel. Lead plaintiff filed a consolidated amended complaint on March 4, 2015, which again named the Company, Mr. Shkreli, Mr. Panoff, and Mr. Paley as defendants, but which also named Steven Richardson, Stephen Aselage, and Cornelius Golding as additional defendants. On May 26, 2015, with the consent of the lead plaintiff, the court ordered that the claims against Mr. Paley be dismissed. The remaining defendants, including the Company, filed motions to dismiss the consolidated amended complaint on June 26, 2015. Plaintiffs filed a consolidated opposition to the motions on July 27, 2015. Defendants filed their reply briefs in support of the motions on October 28, 2015. In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requested information regarding, among other things, the Company’s relationship with Mr. Shkreli and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and is cooperating with the investigation. The Company has also been cooperating with a parallel investigation by the U.S. Securities and Exchange Commission.

On August 17, 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Martin Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors (Retrophin, Inc. v. Shkreli, 15-CV-06451(NRB)). On August 19, 2015, Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company has asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The parties are currently selecting an arbitration panel. On Mr. Shkreli’s application, and with the Company’s consent, the federal Court has granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims will be litigated in the arbitration, as the Company is seeking.

As of September 30, 2015 no accruals for loss contingencies have been recorded since these cases are neither probable nor reasonably estimable. From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

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

Risks Related to the Commercialization of Our Products

* The commercial success of Chenodal®, Thiola® and Cholbam® depends on them being considered to be effective drugs with advantages over other therapies.

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

If unexpected adverse events are reported in connection with the use of any of these products, physician and patient acceptance of the product could deteriorate and the commercial success of such product could be adversely affected. We are required to report to the FDA events associated with our products relating to death or injury. Adverse events could result in additional regulatory controls, such as a requirement for costly post-approval clinical studies or revisions to our approved labeling which could limit the indications or patient population for a product or could even lead to the withdrawal of a product from the market.

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

* Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

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

* We may not be able to rely on orphan drug exclusivity for Cholbam®.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan designation for Cholbam®/Kolbam in the US and EU. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. Even though we have been awarded orphan drug exclusivity for Cholbam® in the United States, we may not be able to maintain it. For example, if a competitive product that contains the same active moiety and treats the same disease as our products is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been granted orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.

Additional competitors could enter the market, including with generic versions of our products, and sales of affected products may decline materially.

Under the Hatch-Waxman Amendments of the FDC act, a pharmaceutical manufacturer may file an abbreviated new drug application, ("ANDA"), seeking approval of a generic copy of an approved innovator product. Under the Hatch-Waxman Amendments, a manufacturer may also submit an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA acceptance) of an ANDA or Section 505(b)(2) NDA. In addition, the FDC Act provides, subject to certain exceptions, a period during which an FDA-approved drug may be afforded orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or Section 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to enforce its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

Chenodal® and Thiola® are subject to immediate competition from generic entrants, as the ANDA and NDA for these drug products have no remaining patent or nonpatent exclusivity.

* We are dependent on third parties to manufacture and distribute our pharmaceutical products who may not fulfill their obligations.

We have no manufacturing capabilities and rely on third party manufacturers who are sole source suppliers for manufacturing of Chenodal® and Thiola®, respectively. In addition, we plan to rely on a third party for manufacturing of Cholbam®. The facilities used by our third party manufacturers must be approved by the FDA , or in the case of Kolbam in the European Union, the European Medicines Agency ("EMA"). Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. If our third party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.

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

Risks Related to the Development of our Product Candidates

* Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates which could prevent or significantly delay their regulatory approval.

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

We will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, in the case of foreign commercialization, to the applicable foreign regulatory authorities, in well-designed and conducted clinical trials, that our product candidates are safe and effective and otherwise meet the appropriate standards required for approval for a particular indication.

There can be no assurance that the DUET Phase 2 clinical study for sparsentan will demonstrate that sparsentan is safe and effective for treating FSGS or that the data will support an application for accelerated approval by the FDA.

Clinical trials can be lengthy, complex and extremely expensive processes with uncertain results. Our product candidates are intended to treat FSGS and PKAN, each of which is a rare disease. Given that these development candidates are in the early stages of required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or foreign regulatory agencies. For example, our ability to complete the sparsentan Duet study is dependent upon our ability to enroll FSGS patients. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. To date, we are not aware of any pharmaceutical product to treat PKAN or FSGS that has been approved by the FDA or EMA specifically for the treatment of these indications. As a result, we cannot be sure what endpoints the FDA and/or EMA will require us to measure in later-stage clinical trials of our product candidates.

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

In addition, we depend on independent clinical investigators and contract research organizations (“CROs”) to conduct our clinical trials under agreements with us. The CROs play a significant role in the conduct of our clinical trials. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. The independent clinical investigators are not our employees and we cannot control the timing or amount of resources they devote to our studies. If their performance is substandard, it could delay or prevent approval of our FDA applications.

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

* We may not be able to obtain orphan drug exclusivity for our product candidates. If our competitors are able to obtain orphan drug exclusivity for their products that are the same drug as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Although we have obtained orphan designation for sparsentan, and RE-024, and expect to seek orphan drug designations from the FDA for RE-034, there can be no assurance that there will be any benefits associated with such designation, or that the FDA will grant orphan status. We have filed for orphan designation from the EMA for RE-024 in the EU, and expect to seek orphan designation from the EMA for RE-034. There can be no assurance that we will successfully obtain such designations. If we are unable to secure orphan status in either Europe or the United States it may have a material negative effect on our share price.

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

Our current products and any products that we bring to the market, including sparsentan, RE-024 and RE-034 if they receive marketing approval—may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

* If the market opportunities for our products and product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

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

* We do not currently have patent protection for certain of our product candidates. If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. RE-024 is covered by our U.S. Patent No. 8,673,883, which was granted in 2014 and expires in 2033. In addition, our pending application covering methods of treating PKAN by administering RE-024 has been allowed by the U.S. Patent and Trademark Office and is scheduled to issue as U.S. Patent No. 9,181,286 on November 10, 2015. Sparsentan is covered by U.S. Patent No. 6,638,937, which expires in 2019 and to which we have an exclusive license. Our RE-034 formulation is covered by a U.S. provisional patent application we filed in February 2015.

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

We have negotiated a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of FSGS. Further, this license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we could lose our rights to sparsentan. We cannot be certain when or if we will file for patent protection for different indications for sparsentan, if we would be successful in obtaining these patents, or if we would be able to enforce these patents. If we are unsuccessful in obtaining additional patents covering the use of sparsentan for treating FSGS, we may not be able to stop competitors from marketing sparsentan following the latter of expiration of our sparsentan composition of matter patent (i.e. U.S. Patent No. 6,638,937) and expiration of the regulatory exclusivity afforded to sparsentan upon NDA approval.

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

Use of third parties to manufacture and distribute our products and product candidates may increase the risk that we will not have sufficient quantities of our product and product candidates or such quantities at an acceptable cost, and clinical development and commercialization of our product and product candidates could be delayed, prevented or impaired.

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

* We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our operating results will suffer if we fail to compete effectively.

Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and drug industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell drugs. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status for Cholbam® and proprietary position with respect to sparsentan and RE-024 may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render such potential products noncompetitive.

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

Materials necessary to manufacture our products and product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products and product candidates.

We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our preclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates.

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

We expect to experience significant growth in the number of our employees and the scope of our operations. We began 2014 with 26 employees and ended the year with approximately 110 employees having added sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. As of September 30, 2015, we had approximately 126 employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.

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

In connection with the preparation of our audited financial statements for the year ended December 31, 2014 we concluded that a material weakness existed in internal control over financial reporting. Specifically, as of December 31, 2014, our management concluded that the management of and accounting for equity awards and consulting agreements controls were not effective. On February 19, 2015, the Company’s board of directors concluded that as a result of the errors related to such consulting agreements, the financial statements contained in the September 30, 2013 third quarter Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K) should no longer be relied upon. The Company has corrected such errors, including any related disclosures, in this Quarterly Report on Form 10-Q, and we restated these periods in amendments to the September 30, 2013 third quarter Form 10-Q and 2013 Form 10-K that have been filed with the SEC. The Company believes that the errors related to such consulting agreements in the 2014 Forms 10-Q do not cause the financial statements contained therein to be misleading, and therefore such financial statements can still be relied upon. The Company has corrected such errors, including any related disclosures, in this Quarterly Report on Form 10-Q.

As of December 31, 2014, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework.  Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.  In connection with the above assessment, Retrophin management identified a material weakness in the control environment relating to a certain member of senior management who did not demonstrate the appropriate level of control consciousness and, therefore, did not demonstrate a positive tone at the top of the organization and did not observe a diligent process relating to the review and approval of contracts. In addition, Retrophin’s management also identified a material weakness in the control environment relating to the accounting for equity awards. In the first three quarters of 2015 management implemented additional controls to remediate the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 associated with the control environment, including strengthening our management team and implementing additional controls and processes associated with granting and accounting for equity awards.

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

Management believes that we will continue to incur losses for the immediate future. For the year December 31, 2014, the Company generated sales revenue for the first time, and is trying to achieve a sustained positive cash flow from operations. The Company expects to finance its cash needs from cash on hand and results of operations, and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

At September 30, 2015, we had working capital surplus of approximately $198.0 million and our accumulated deficit amounted to $62.7 million. As of September 30, 2015 and December 31, 2014, our stockholders’ equity was $291.0 million and our stockholders deficit was $37.3 million, respectively. Our net income for the three months ended September 30, 2015 was $105.6 million compared to a net loss of $18.0 million for the three months ended September 30, 2014, primarily due to the gain of $140.0 million resulting from the sale of the Pediatric PRV. Our net income for the nine months ended September 30, 2015 was $119.7 million compared to a net loss of $81.9 million for the nine months ended September 30, 2014, primarily due to the gain of $140.0 million resulting from the sale of the Pediatric PRV, and the change in the fair value of derivative instruments. Net cash used in operating activities was $1.4 million and net cash provided by operating activities was $2.0 million for the three and nine months ended September 30, 2015, respectively, compared to net cash used in operating activities of $15.5 million and $36.8 million in the three and nine months ended September 30, 2014, respectively. Operations since inception have been funded primarily with the proceeds from equity and debt financings and beginning in March 2014 from revenue from our marketed products. As of September 30, 2015, we had cash, cash equivalents and marketable securities of $235.3 million. We will continue to fund operations from cash on hand, product revenues, and through the similar sources of capital previously described. We can give no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our development activities. In addition we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

Management believes the Company’s ability to continue its operations depends on its ability to sustain and grow revenue, results of operations and its ability to access capital markets when necessary to accomplish its strategic objectives. Management believes that we will continue to incur losses for the immediate future. For the year December 31, 2014, the Company generated revenue and is trying to achieve a sustained positive cash flow from operations. The Company expects to finance its cash needs from cash on hand and results of operations, and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever. Additional funds may not be available to us when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.

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

We are involved in various litigation matters, each described above in Part II, Item 1 “Legal Proceedings”. Although we intend to vigorously defend any claims for which we have been named as a defendant, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.  In addition, we received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York and are cooperating with this investigation and a parallel investigation by the Securities and Exchange Commission. While we are not named as a defendant or otherwise a target of these proceedings, such proceedings could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

Many states also have statutes or regulations similar to the federal anti-kickback law and false claims and civil monetary penalties laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, which apply regardless of the payer. Several states now require pharmaceutical companies to report their expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to certain individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, and other items to certain health care providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes as does the U.S. Department of Health and Human Services

We also could become subject to government investigations and related subpoenas. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the Federal False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged violations of the Federal False Claims Act. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information.

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

As of September 30, 2015, we had approximately $46 million of total debt outstanding, classified as long term. The total debt outstanding as of September 30, 2015 related to a Note Purchase Agreement dated May 29, 2014 relating to the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.

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

4.5	Form of Indenture for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
4.6	Form of Note for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2014).
4.7	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
4.8	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
10.1	Amendment No. 4 to Sublicense Agreement dated as of September 17, 2015, between Retrophin Inc. adn Ligand Pharmaceuticals Incorporated**
10.2	Addendum to Trademark License and Supply Agreement, dated October 19, 2015, by and between to Company and Mission Pharmacal
10.3	2015 Retrophin Inc. Executive/Designated Officer Annual Bonus Plan (incorporated by by reference to Exhibit 99.1 to the Company's current report in Form 8-K filed with the SEC on July 29, 2015)
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted parties have filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2015	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer