Form 10-Q/A
period 2015-09-30
Retrophin, Inc.
filed 2015-12-22
CIK 1438533

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report of Retrophin, Inc. on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the period ended September 30, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2015 (the “Original Form 10-Q”). This Form 10-Q/A is being filed solely to refile Exhibit 10.1—Amendment No. 4 to Sublicense Agreement dated as of September 17, 2015, between Retrophin, Inc. and Ligand Pharmaceuticals Incorporated. In connection with the filing of this Form 10-Q/A and pursuant to the rules of the SEC, we are including with this Form 10-Q/A new certifications by our principal executive officer and principal financial officer.

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

The exhibits listed in the Original Form 10-Q are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Form 10-Q/A is provided below.

10.1	Amendment No. 4 to Sublicense Agreement dated as of September 17, 2015, between Retrophin, Inc. and Ligand Pharmaceuticals Incorporated **

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 22, 2015	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer