Form 10-K/A
period 2015-12-31
Retrophin, Inc.
filed 2016-03-02
CIK 1438533

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the 2016 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

Retrophin, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 26, 2016 (the “Original Filing”), for the sole purpose of amending Item 15 of Part IV of the Original Filing to include the consent of BDO USA, LLP, the Company’s independent accounting firm, attached herewith as Exhibit 23.2, which was inadvertently omitted from the Original Filing.

In addition, this Amendment further amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

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

Exhibit No.	Description

23.2	Consent of BDO USA, LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2016	RETROPHIN, INC.

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer