Form 10-Q
period 2016-03-31
Retrophin, Inc.
filed 2016-05-05
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of May 4, 2016 was 36,676,735.

RETROPHIN, INC.
Form 10-Q
March 31, 2016

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, and in this Form 10-Q and information contained in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$23,262	$37,805
Marketable securities	199,083	191,799
Accounts receivable, net	13,400	12,458
Inventory, net	3,230	2,536
Prepaid expenses and other current assets	3,093	2,378
Prepaid taxes	8,498	8,107
Note receivable, current	47,173	46,849
Total current assets	297,739	301,932
Property and equipment, net	417	428
Other asset	1,859	1,859
Intangible assets, net	160,260	161,536
Goodwill	936	936
Note receivable, long term	45,889	45,573
Total assets	$507,100	$512,264

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,647	$7,639
Accrued expenses	20,392	23,820
Guaranteed minimum royalty, short term	2,000	2,000
Other current liabilities	1,235	958
Business combination-related contingent consideration	13,873	13,754
Derivative financial instruments, warrants	24,470	38,810
Total current liabilities	66,617	86,981
Convertible debt	43,929	43,766
Other non-current liabilities	2,889	3,066
Guaranteed minimum royalty, long term	8,689	8,885
Business combination-related contingent consideration, less current portion	46,426	45,267
Deferred income tax liability, net	19,318	24,328
Total liabilities	187,868	212,293
Stockholders' Equity:
Preferred stock $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 36,592,435 and 36,465,853 issued and 36,592,435 and 36,465,853 outstanding as of March 31, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	373,327	365,802
Accumulated deficit	(53,937)	(65,153)
Accumulated other comprehensive loss	(162)	(682)
Total stockholders' equity	319,232	299,971
Total liabilities and stockholders' equity	$507,100	$512,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net product sales	$29,008	$17,372

Operating expenses:
Cost of goods sold	757	274
Research and development	14,672	10,347
Selling, general and administrative	19,125	14,855
Change in valuation of contingent consideration	2,695	—
Total operating expenses	37,249	25,476

Operating loss	(8,241)	(8,104)

Other income (expenses), net:
Other income, net	210	311
Interest expense, net	(163)	(3,798)
Finance expense	—	(600)
Change in fair value of derivative instruments	14,340	(36,753)
Bargain purchase gain	—	48,578
Total other income, net	14,387	7,738

Income (Loss) before provision for income taxes	6,146	(366)

Income tax benefit	5,070	40,021

Net income	$11,216	$39,655
Net earnings per common share, basic	$0.31	$1.46
Net earnings (loss) per common share, diluted	$(0.08)	$1.32
Weighted average common shares outstanding, basic	36,520,186	27,157,883
Weighted average common shares outstanding, diluted	37,947,479	30,380,694

Comprehensive income:
Net income	$11,216	$39,655
Foreign currency translation	(69)	23
Unrealized loss on marketable securities	(549)	(3,221)
Comprehensive income	$10,598	$36,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$11,216	$39,655
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,891	1,779
Realized gain on marketable securities	—	(107)
Gain upon divestiture of assets to Turing Pharmaceuticals	—	(914)
Deferred income tax benefit	(5,070)	(40,021)
Interest income from notes receivable	(640)	—
Non-cash interest expense	532	499
Amortization of premiums on marketable securities	389	—
Amortization of debt discount and deferred financing costs	163	502
Lease liability	—	(160)
Legal accrual reversal	(2,967)	—
Bargain purchase gain	—	(48,578)
Share based compensation	6,793	5,573
Derivative financial instruments, warrants, issued, recorded in interest expense	—	1,050
Change in estimated fair value of liability classified warrants	(14,340)	36,753
Change in estimated fair value of contingent consideration	2,695	—
Payments related to change in fair value of contingent consideration	(427)	(90)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(927)	(203)
Inventory	(302)	(353)
Prepaid expenses and other current assets	(1,013)	127
Accounts payable and accrued expenses	(3,560)	(2,106)
Net cash used in operating activities	(3,567)	(6,594)

Cash Flows From Investing Activities:
Purchase of fixed assets	(24)	(25)
Cash paid for intangible assets	(2,575)	(948)
Proceeds from the sale/maturity of marketable securities	17,495	282
Purchase of marketable securities	(24,652)	—
Cash received upon divestiture of asset	—	3,311
Cash paid upon acquisition, net of cash acquired	—	(33,430)
Net cash used in investing activities	(9,756)	(30,810)

Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration-Manchester	(992)	(555)
Payment of acquisition-related contingent consideration-Asklepion	(215)	—
Payment of guaranteed minimum royalty	(500)	(500)
Proceeds from exercise of warrants	—	520
Payment of other liability	—	(500)
Proceeds from exercise of stock options	781	157
Proceeds received from issuance of common stock	—	149,454
Financing costs from issuance of common stock	—	(9,201)
Net cash used in (provided by) financing activities	(926)	139,375

Effect of exchange rate changes on cash	(294)	—
Net change in cash	(14,543)	101,971
Cash, beginning of year	37,805	18,204

Cash, end of period	$23,262	$120,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATMENTS
NOTE 1.  DESCRIPTION OF BUSINESS
Organization and Description of Business
In this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we”, “our”, “us”, “Retrophin” and the “Company” refer to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. We are a fully integrated biopharmaceutical company with approximately 130 employees headquartered in San Diego, California dedicated to delivering life-changing therapies to people living with rare diseases who have few, if any, treatment options. Our approach centers on our pipeline, featuring clinical-stage assets targeting rare diseases with significant unmet medical needs, including sparsentan for focal segmental glomerulosclerosis (FSGS), a disorder characterized by progressive scarring of the kidney often leading to end-stage renal disease, and RE-024 for pantothenate kinase-associated neurodegeneration (PKAN), a life-threatening neurological disorder that typically begins in early childhood. Research exploring the potential of early-stage assets, including RE-034, in several rare diseases is also underway. Our research and development efforts are supported by revenues from the Company's marketed products, Chenodal®, Cholbam® and Thiola®. In addition we regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.
Products on the market:

•
Chenodal® (chenodeoxycholic acid) is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal has also been the standard of care for cerebrotendinous xanthomatosis (“CTX”) patients for more than three decades and the Company is currently pursuing adding this indication to the label.

•
Cholbam® (cholic acid) is approved in the United States for the treatment of bile acid synthesis disorders due to single enzyme defects and is further indicated for adjunctive treatment of patients with peroxisomal disorders.

•	Thiola® (tiopronin) is approved in the United States for the prevention of cysteine (kidney) stone formation in patients with cystinuria.
Product Candidates:
Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease and Nephrotic Syndrome (“NS”). There are no U.S. Food and Drug Administration ("FDA") approved pharmacological treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. We estimate that there are at least 40,000 FSGS patients in the United States. We have completed enrollment for our DUET Phase 2 clinical study of sparsentan for the treatment of FSGS and we anticipate having a top line data read out in the third quarter of 2016. Depending on the robustness of the data obtained in the DUET study, we may be able to support an application for accelerated approval for sparsentan on the basis of proteinuria as a surrogate endpoint. Sparsentan was granted fast track designation by the FDA in June 2015, and orphan drug designation in the U.S. and EU in January and November 2015, respectively.
We are developing RE-024, a novel small molecule, as a potential treatment for PKAN. PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect 1 to 3 persons per million. There are currently no viable treatment options for patients with PKAN. RE-024 is a phosphopantothenate prodrug therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing RE-024 in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. The Company filed a Investigational New Drug application ("U.S. IND") for RE-024 with the FDA in the first quarter of 2015 to support the commencement of a Company-sponsored Phase 1 study, which was successfully completed during 2015. RE-024 was granted orphan drug designation by the FDA in May 2015 and was granted fast track designation by the FDA in June 2015. On February 24, 2016, we announced RE-024 was granted orphan drug designation from the European Commission. The Company has begun interacting with the FDA regarding the initiation of a potential registration-enabling efficacy trial in PKAN patients.
RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in adrenocorticotropic hormone ("ACTH") incorporated into a novel formulation developed by the Company. RE-034 exhibits similar physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects.  Retrophin has successfully manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration.  The Company intends to continue preclinical development of RE-034 to enable multiple strategic options.
Preclinical:
NGLY1
The Company entered into a research collaboration with the Grace Science Foundation and the Warren Family Research Center for Drug Discovery and Development at the University of Notre Dame for the development of a novel therapeutic for patients with NGLY1 deficiency, a rare genetic disorder. NGLY1 deficiency is believed to be caused by a deficiency in an enzyme called N-glycanase-1, which is encoded by the gene NGLY1. The condition is characterized by a variety of symptoms, including global developmental delay, movement disorder, seizures, and ocular abnormalities. Under this collaboration, the Grace Science Foundation will provide support and funding to Retrophin to enable discovery efforts that aim to validate and address a new molecular target that may be relevant to NGLY1 deficiency. The Warren Family Research Center for Drug Discovery and Development at the University of Notre Dame will provide funding and in-kind research support to help Retrophin advance this program.
NOTE 2.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016, and amended on March 2, 2016. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2015 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
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
Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as a deferred charge. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015. The Company adopted the new guidance effective March 31, 2016. The adoption of the new guidance does not have a material impact on the Company’s financial statements. See Note. 10 for further discussion.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. However, an entity shall not offset deferred tax liabilities and assets attributable to different tax jurisdictions. ASU 2015-17 is effective for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted, and the new guidance may be applied either prospectively or retrospectively. We adopted this guidance prospectively as of December 31, 2015. Therefore, prior periods have not been adjusted to reflect this adoption. This change in accounting principle does not change our results of operations, cash flows or stockholders’ equity.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-9 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
In April 2016, the FASB issued ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Certain detailed transition provisions apply if an entity elects to early adopt. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
NOTE 4.  INCOME TAXES
The Company’s Income tax benefit of $5.1 million and $40.0 million reflect effective tax rates of (82.5)% and 10,930% for the three months ended March 31, 2016 and 2015, respectively, inclusive of discrete income and loss items recorded in the quarterly financial statements. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
For the three months ended March 31, 2016, when compared to the same period in 2015, the decrease in the tax benefit and effective income tax rate was primarily attributable to the release of a U.S. federal valuation allowance in 2015. At March 31, 2016, we had gross unrecognized tax benefits of $6.3 million compared to $3.3 million at December 31, 2015, representing a net increase of $3.0 million during the quarter ended March 31, 2016. If recognized, $4.8 million of unrecognized tax benefits would affect the Company’s effective tax rate. We did not recognize any interest and penalties related to unrecognized tax benefits during the three month ended March 31, 2016.
We are currently not under income tax audit examination in any material jurisdictions in which we operate.
NOTE 5. RECEIVABLES
Trade Receivables
Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $13.4 million and $12.5 million at March 31, 2016 and December 31, 2015, respectively. The total reserves for both periods were immaterial.
Notes Receivables
Notes receivable arose from the sale by the Company of a pediatric priority review voucher ("PRV") in July 2015 to Sanofi for $245.0 million. $150.0 million was received upon closing, and $47.5 million is due on each of the first and second anniversaries of the closing. In accordance with GAAP, the Company recorded the future short term and long term notes receivable at their present value of $46.2 million and $44.9 million, respectively, at the date of the sale using a discount rate of 2.8%. The accretion on the notes receivable totaled $0.6 million and is recorded in interest expense, net, in the Consolidated Statements of Operations and Comprehensive Income for the three month period ending March 31, 2016. The present value of the current and long-term notes receivable was $47.2 million and $45.9 million, and $46.8 million and $45.6 million, as of March 31, 2016 and December 31, 2015, respectively. The Company noted no indications for impairment as of March 31, 2016.
NOTE 6. MARKETABLE SECURITIES
 The Company's marketable securities as of March 31, 2016 and December 31, 2015 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. The amortized cost of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. During the three months ended March 31, 2016, investment activity for the Company included $17.5 million in maturities and purchases of $24.7 million, all relating to debt based marketable securities.
Marketable securities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Marketable other than equity securities:
Commercial paper	$26,925	$31,864
Corporate debt securities	132,647	125,547
Securities of government sponsored entities	39,511	34,388
Total Marketable Securities:	$199,083	$191,799
The following is a summary of short-term marketable securities classified as available-for-sale as of March 31, 2016 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable other than equity securities:
Commercial paper	Less than 1	$26,939	$—	$(14)	$26,925
Corporate debt securities	Less than 1	90,578	14	(128)	90,464
Total maturity less than 1 year		117,517	14	(142)	117,389
Corporate debt securities	1 to 2	42,149	86	(52)	42,183
Securities of government-sponsored entities	1 to 2	39,510	9	(8)	39,511
Total maturity 1 to 2 years		81,659	95	(60)	81,694
Total available-for-sale securities		$199,176	$109	$(202)	$199,083
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2015 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Other than Equity Securities:
Commercial paper	Less than 1	$31,899	$6	$(41)	$31,864
Corporate debt securities	Less than 1	69,859	—	(164)	69,695
Total maturity less than 1 year		101,758	6	(205)	101,559
Corporate debt securities	1 to 2	56,162	—	(310)	55,852
Securities of government-sponsored entities	1 to 2	34,522	2	(136)	34,388
Total maturity 1 to 2 years		90,684	2	(446)	90,240
Total available-for-sale securities		$192,442	$8	$(651)	$191,799
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of March 31, 2016 and December 31, 2015, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.
NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS
Since 2013, the Company has issued five tranches of common stock purchase warrants to secure financing, remediate covenant violations and provide consideration for credit facility amendments extinguished in 2015.
The Company accounts for derivative financial instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity, pursuant to which instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company’s warrants are classified as liability instruments due to an anti-dilution provision that provides for a reduction to the exercise price of the warrants if the Company issues additional equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect.
The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash adjustments within other income (expenses), net, in the Company’s accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.  The Company recorded a gain on the change in the estimated fair value of warrants of $14.3 million and a loss on the change in the estimated fair value of warrants of $36.8 million for the three months ended March 31, 2016 and 2015, respectively.
The Company calculated the fair value of the warrants using the Monte Carlo Simulation as of March 31, 2016 and December 31, 2015, using the following assumptions:

	March 31, 2016	December 31, 2015
Fair value of common stock	$13.66	$19.29
Remaining life of the warrants (in years)	1.8 - 3.8 years	2.1 - 4.0 years
Risk-free interest rate	0.7 - 1.0%	1.11-1.59%
Expected volatility	70-85%	75-85%
Dividend yield	—%	—%
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
The valuation techniques used to measure the fair value of the Company’s marketable securities and all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. Based on the fair value hierarchy, the Company classified marketable securities within Level 2.
In estimating the fair value of the Company’s derivative liabilities, the Company used the Monte Carlo Simulation as of March 31, 2016 and December 31, 2015. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.
In estimating the fair value of the Company’s contingent consideration, the Company used the comparable uncontrolled transaction (“CUT”) method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, due to their short term nature. We estimate the fair value of convertible debt is $59.8 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and term of debt.

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2016 (in thousands):

	As of March 31, 2016
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$199,083	$—	$199,083	$—

Liabilities:
Derivative liability related to warrants	$24,470	$—	$—	$24,470
Business combination-related contingent consideration	$60,299	$—	$—	$60,299
The following table presents the Company’s asset and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2015 (in thousands):

	As of December 31, 2015
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$191,799	$—	$191,799	$—

Liabilities:
Derivative liability related to warrants	$38,810	$—	$—	$38,810
Business combination-related contingent consideration	$59,021	$—	$—	$59,021
The following table sets forth a summary of changes in the estimated fair value of the Company’s derivative financial instruments-warrants liability for the three months ended March 31, 2016 (in thousands):

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2016	$38,810
Reclassification of derivative liability to equity upon exercise of warrants	—
Issuance of Warrants	—
Change in estimated fair value of liability classified warrants	(14,340)
Balance at March 31, 2016	$24,470
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. See Note 7 for further discussion of derivative financial instruments relating to warrants.
The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the three months ended March 31, 2016 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2016	$59,021
Increase from revaluation of contingent consideration	2,695
Contractual payments accrued at March 31, 2016	(1,510)
Foreign currency impact	93
Balance at March 31, 2016	$60,299
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

During the three month period ended March 31, 2016, the Company incurred a charge of $2.7 million in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income, $1.4 million and $1.3 million of which is related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam, respectively. The value increased due to changes in the estimated timing of payments.
NOTE 9. INTANGIBLE ASSETS
As of March 31, 2016, the net book value of amortizable intangible assets was approximately $160.3 million.
The following table sets forth amortizable intangible assets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Finite-lived intangible assets	$181,705	$179,096
Less: accumulated amortization	(21,445)	(17,560)
Net carrying value	$160,260	$161,536
The following table summarizes amortization expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$82	$221
Selling, general and administrative	3,803	1,514
Total amortization expense	$3,885	$1,735
NOTE 10.  NOTES PAYABLE
Convertible Notes Payable
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms, and there are no contractual payments due prior to that date. At March 31, 2016 and December 31, 2015, the aggregate carrying value of the Notes was $43.9 million and $43.8 million, respectively.
As of March 31, 2016, the Company retrospectively adopted FASB ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as a deferred charge. The aggregate carrying value of the Notes at March 31, 2016 and December 31, 2015 are net of $0.1 million of debt issuance costs. Total interest expense on the Notes was $0.7 million for the three months ending March 31, 2016 and 2015, respectively, which included $0.2 million related to the accretion of the debt discount for those periods, respectively. The Notes Payable in the Annual Report on Form 10-K issued on February 26, 2016 were shown as $43.9 million.
NOTE 11. ACCRUED EXPENSES
Accrued expenses at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Government rebates payable	$3,497	$3,158
Compensation related costs	3,386	7,143
Accrued royalties and contingent consideration	4,459	4,688
Research and development	5,476	4,281
Selling, general and administrative	1,282	2,703
Legal fees	498	882
Interest	776	259
Miscellaneous accrued	1,018	706
	$20,392	$23,820

NOTE 12.  EARNINGS (LOSS) PER SHARE
Basic and diluted net earnings (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, warrants and shares issuable upon conversion of the Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Basic and diluted net earnings (loss) per share is calculated as follows (net income amounts are stated in thousands):

	Three Months Ended
	March 31, 2016			March 31, 2015
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic Earnings per Share	36,520,186	$11,216	$0.31	27,157,883	$39,655	$1.46
Dilutive shares related to warrants	1,427,293	—	—	—		—
Change in fair value of derivative instruments	—	(14,340)	—	—	—	—
Convertible debt	—	—	—	2,642,160	518	—
Restricted stock	—	—	—	211,688	—	—
Stock options	—	—	—	368,963	—	—
Dilutive earnings per share	37,947,479	$(3,124)	$(0.08)	30,380,694	$40,173	$1.32
For the three months ended March 31, 2016 and 2015, the following shares were excluded because they were anti-dilutive:

	Three Months Ended
	March 31, 2016	March 31, 2015
Restricted stock units	341,606	—
Convertible debt	2,642,160	—
Options	5,609,418	1,200,000
Warrants	—	3,422,021
Total Anti-Dilutive Shares	8,593,184	4,622,021
NOTE 13.  COMMITMENTS AND CONTINGENCIES
Leases and Sublease Agreements
California Offices
San Diego Office
On September 8, 2014, the Company entered into a lease agreement for its corporate headquarters located in San Diego, California. The Company rents this office space for approximately $540,000 per annum plus escalations. The lease commenced on October 1, 2014 and expires on December 31, 2017.
Carlsbad Office - Vacated
In October 2014, Retrophin ceased use of this facility and all employees moved into the new headquarters facility in San Diego, California. As a result of vacating this location, the Company recorded a loss of $0.2 million in the year ended December 31, 2014. On March 27, 2015 the Company was able to sublease a portion of this facility for the remaining lease term. The Company is in a listing agreement with a broker to market the remaining Carlsbad space for sublease. The company's leases for the two suites which encompass this facility expire on February 28, 2017 and June 30, 2017.
Massachusetts Office
On July 31, 2014, the Company entered into a sublease agreement for new office space located in Cambridge, Massachusetts. The Company rents this office space for approximately $815,000 per annum. The sublease expires on December 31, 2016.
New York Office
On December 30, 2015, the Company amended the lease agreement for its offices in New York, New York to extend the lease term through November 2018. This Company rents this office space for approximately $550,000 per annum in rent plus escalations.
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
Contractual Commitments
The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of March 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$2,406	$1,040	$1,366	$—	$—
Note payable, including contractual interest	53,073	2,070	4,140	46,863	—
Sales support services	3,366	416	833	2,117	—
Product supply contracts	3,496	2,308	1,188	—	—
Purchase order commitments	520	257	263	—	—
	$62,861	$6,091	$7,790	$48,980	$—
Legal Proceedings
On September 19, 2014, purported shareholders of the Company sued Martin Shkreli, the Company’s former Chief Executive Officer, in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The Company is a nominal defendant in this action. The plaintiffs sought, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The Court has approved a settlement between the parties, under which Mr. Shkreli is obligated to pay $2,025,000 to the Company and an additional $625,000 to Plaintiffs to compensate them for their legal fees. Mr. Shkreli has defaulted on the judgment and the Company and the Plaintiffs are taking steps to collect it. The Company has not recorded anything related the judgment for 2015. Any related amounts received will be recorded against equity when collected. On February 18, 2016, Mr. Shkreli sought leave from the Court to move for a protective order to block the enforcement of the judgment. The Company and Plaintiffs’ counsel have also sought leave to file motions in connection with their enforcement efforts. On March 16, 2016, the Court granted the parties leave to file their respective motions by April 18, 2016, and ordered that all enforcement efforts be stayed for thirty days.  On April 26, 2016, the Court granted the parties’ request for an extension to permit settlement discussions.  Motions are now due on May 9, 2016.  A settlement conference was previously scheduled for April 14, 2016, but that has also been adjourned, and is now scheduled for June 14, 2016.
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
In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requested information regarding, among other things, the Company’s relationship with Mr. Shkreli and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and is cooperating with the investigation. On December 17, 2015, an indictment against the Company’s former Chief Executive Officer, Martin Shkreli, and its former outside counsel, Evan Greebel, was unsealed in the United States District Court for the Eastern District of New York. The Company has also been cooperating with a parallel investigation by the U.S. Securities and Exchange Commission (the “SEC”). On December 17, 2015, the SEC filed a civil complaint against Mr. Shkreli, Mr. Greebel, MSMB Capital Management LLC, and MSMB Healthcare Management LLC in the United States District Court for the Eastern District of New York. In connection with these proceedings, Mr. Shkreli, as well as a number of other current and former directors, officers and employees, have sought advancement of their legal fees from the Company. Mr. Shkreli, in particular, claims that the Company owes him in excess of $5 million in legal fees that he has incurred defending these actions. The Company disputes its obligation to pay the amount in full.
On August 17, 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Martin Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors (Retrophin, Inc. v. Shkreli, 15-CV-06451(NRB)). On August 19, 2015, Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that

Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company has asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The parties have selected an arbitration panel. On Mr. Shkreli’s application, and with the Company’s consent, the federal Court has granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims will be litigated in the arbitration, as the Company is seeking. On April 22, 2016, the arbitration panel granted the parties’ request for a stay of the proceedings pending settlement discussions. In connection with these proceedings, Mr. Shkreli has sought advancement of his legal fees from the Company relating to his defense of the Company’s claims against him. Mr. Shkreli claims that he has to date incurred in excess of $2.7 million in fees, including fees incurred in negotiating with the Company over advancement. The Company disputes its obligation to pay the amount in full.
As of March 31, 2016 no accruals for loss contingencies have been recorded since the outcomes of these cases are neither probable nor reasonably estimable. From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.
NOTE 14.  SHARE BASED COMPENSATION
Restricted Shares
Service Based Restricted Stock Awards
The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2016:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding December 31, 2015	429,666	$20.38
Granted	50,000	15.65
Vested	(40,832)	14.38
Forfeited/canceled	(34,335)	12.07
Outstanding March 31, 2016	404,499	$21.10
At March 31, 2016, unamortized stock compensation for restricted stock awards was $6.4 million, with a weighted-average recognition period of 1.5 years.
Performance Based Restricted Stock Awards
During the three months ended March 31, 2016, the Company issued no performance based restricted stock awards.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2016:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	5,665,584	$17.05	8.75	$31,542
Granted	55,000	15.16
Exercised	(85,750)	9.11
Forfeited/canceled	(93,993)	19.62
Outstanding at March 31, 2016	5,540,841	$17.11	8.42	$11,305
At March 31, 2016, unamortized stock compensation for stock options was $40.8 million, with a weighted-average recognition period of 1.7 years.
At March 31, 2016, outstanding options to purchase 2.4 million shares of common stock were exercisable with a weighted-average exercise price per share of $13.47.
Share Based Compensation
The following table sets forth total non-cash stock-based compensation by operating statement classification for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and Development	$2,486	$2,220
Selling, General & Administrative	4,307	3,353
Total	$6,793	$5,573
Exercise of Warrants
During the three months ended March 31, 2016, there were no warrant exercises and correspondingly, we reclassified none of the derivative liability to equity. At March 31, 2016 and December 31, 2015, warrants to purchase 2,665,548 shares of common stock were outstanding.
NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$234	$289
Finished goods	2,996	2,247
Total inventory	$3,230	$2,536
The inventory reserve was $0.4 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively.
NOTE 16. BUSINESS COMBINATION
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
The contingent consideration of $39.1 million recorded during the year ended December 31, 2015 was related to an agreement to pay an additional cash amount based on the product performance through 2025. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates of 19.0% over the applicable term. The undiscounted amount the Company could pay under the contingent consideration agreement as of December 31, 2015 is up to $16.3 million.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on February 26, 2016, and amended on March 2, 2016. Past operating results are not necessarily indicative of results that may occur in future periods.
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
Overview
We are a fully integrated biopharmaceutical company with approximately 130 employees headquartered in San Diego, California dedicated to delivering life-changing therapies to people living with rare diseases who have few, if any, treatment options. Our approach centers on our pipeline, featuring clinical-stage assets targeting rare diseases with significant unmet medical needs, including sparsentan for focal segmental glomerulosclerosis (FSGS), a disorder characterized by progressive scarring of the kidney often leading to end-stage renal disease, and RE-024 for pantothenate kinase-associated neurodegeneration (PKAN), a life-threatening neurological disorder that typically begins in early childhood. Research exploring the potential of early-stage assets, including RE-034, in several rare diseases is also underway. Our research and development efforts are supported by revenues from our marketed products, Chenodal®, Cholbam® and Thiola®. In addition we regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.
We currently sell the following three products:

•
Chenodal® (chenodeoxycholic acid) is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal has also been the standard of care for cerebrotendinous xanthomatosis (“CTX”) patients for more than three decades and we are currently pursuing adding this indication to the label.

•
Cholbam® (cholic acid) is approved in the United States for the treatment of bile acid synthesis disorders due to single enzyme defects and is further indicated for adjunctive treatment of patients with peroxisomal disorders.

•	Thiola® (tiopronin) is approved in the United States for the prevention of cysteine (kidney) stone formation in patients with severe homozygous cystinuria.
Products and Research and Development Programs
Products on the Market:
Chenodal (chenodiol tablets)
Chenodal is a synthetic oral form of chenodeoxycholic acid, a naturally occurring primary bile acid synthesized from cholesterol in the liver, indicated for the treatment of radiolucent stones in well-opacifying gallbladders in patients in whom selective surgery would be undertaken except for the presence of increased surgical risk due to systemic disease or age.
Chenodal administration is known to reduce biliary cholesterol and the dissolution of radiolucent gallstones through suppression of hepatic synthesis of cholesterol, cholic acid and deoxycholic acid in the bile pool. Chenodal was first approved by the Food and Drug Administration (the "FDA") in 1983 for the management of gallstones but its marketing was later discontinued due to lack of commercial success. In 2009, Nexgen Pharma's Abbreviated New Drug Application, or ANDA, for Chenodal was approved by the FDA for the treatment of gallstones; Chenodal is manufactured for Manchester Pharmaceuticals LLC ("Manchester") under this ANDA. Manchester subsequently obtained Orphan Drug Designation for Chenodal for the treatment of CTX, a rare autosomal recessive lipid storage disease, in 2010.
While Chenodal is not labeled for CTX, it has been used as the standard of care for over three decades. We are working to obtain FDA approval of Chenodal for the treatment of CTX. The prevalence of CTX is estimated in the literature to be as high as 1 in 70,000 in the overall population. Pathogenesis of CTX involves deficiency of the enzyme 27-hydroxylase (encoded by the gene CYP27A1), a rate-limiting enzyme in the synthesis of primary bile acids, including CDCA, from cholesterol. The disruption of primary bile acid synthesis in CTX leads to toxic accumulation of cholesterol and cholestanol in most tissues. Most patients present with intractable diarrhea, premature cataracts, tendon xanthomas, atherosclerosis, and cardiovascular disease in childhood and adolescence. Neurological manifestations of the disease, including dementia and cognitive and cerebellar deficiencies, emerge during late adolescence and adulthood. Oral administration of CDCA has been shown to normalize primary bile acid synthesis in patients with CTX.
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
Kolbam, the branded name of Cholbam in Europe, is indicated in Europe for the treatment of inborn errors of primary bile acid synthesis, encompassing select single enzyme defects, in infants from one month of age for continuous lifelong treatment through adulthood, encompassing the following single enzyme defects:

•	sterol 27-hydroxylase (presenting as cerebrotendinous xanthomatosis, CTX) deficiency;

•	2- (or alpha-) methylacyl-CoA racemase (AMACR) deficiency; and

•	cholesterol 7 alpha-hydroxylase (CYP7A1) deficiency.
Thiola (Tiopronin)
Thiola is approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic, stone passage and multiple potential surgical procedures. The prevalence of cystinuria in the United States is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 individuals affected with cystinuria severe enough to make them candidates for Thiola.
Product Candidates:
Sparsentan
Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease and Nephrotic Syndrome (“NS”). There are no FDA approved pharmacological treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. We estimate that there are at least 40,000 FSGS patients in the United States. We have completed enrollment for our DUET Phase 2 clinical study of sparsentan for the treatment of FSGS and we anticipate having a top line data read out in the third quarter of 2016. Depending on the robustness of the data obtained in the DUET study, we may be able to support an application for accelerated approval for sparsentan on the basis of proteinuria as a surrogate endpoint. Sparsentan was granted fast track designation by the FDA in June 2015, and orphan drug designation in the U.S. and EU in January and November 2015, respectively.
RE-024
We are developing RE-024, a novel small molecule, as a potential treatment for PKAN. PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect 1 to 3 persons per million. There are currently no viable treatment options for patients with PKAN. RE-024 is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing RE-024 in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. The Company filed a U.S. IND for RE-024 with the FDA in the first quarter of 2015 to support the commencement of a Company-sponsored Phase 1 study, which was successfully completed during 2015. The FDA granted RE-024 orphan drug designation in May 2015 and fast track designation by the FDA in June 2015. On February 24, 2016, we announced RE-024 was granted orphan drug designation from the European Commission. The Company has begun interacting with the FDA regarding the initiation of a potential registration-enabling efficacy trial in PKAN patients.
RE-034 (Tetracosactide Zinc)
RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in ACTH incorporated into a novel formulation developed by the Company. RE-034 exhibits similar physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects.  Retrophin has successfully manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration.  The Company continues preclinical development of RE-034 to enable multiple strategic options.
Preclinical:
NGLY1
The Company entered into a research collaboration with the Grace Science Foundation and the Warren Family Research Center for Drug Discovery and Development at the University of Notre Dame for the development of a novel therapeutic for patients with NGLY1 deficiency, a rare genetic disorder. NGLY1 deficiency is believed to be caused by a deficiency in an enzyme called N-glycanase-1, which is encoded by the gene NGLY1. The condition is characterized by a variety of symptoms, including global developmental delay, movement disorder, seizures, and ocular abnormalities.

Under this collaboration, the Grace Science Foundation will provide support and funding to Retrophin to enable discovery efforts that aim to validate and address a new molecular target that may be relevant to NGLY1 deficiency. The Warren Family Research Center for Drug Discovery and Development at the University of Notre Dame will provide funding and in-kind research support to help Retrophin advance this program.
Results of Operations
Results of operations for the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended March 31,
	2016	2015	Increase
Net product sales	$29,008	$17,372	$11,636
The increase in sales for the three months ended March 31, 2016 over the prior year is due to increased patient counts for Chenodal and Thiola, and our acquisition of Cholbam on March 31, 2015.
Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended March 31,
	2016	2015	Increase
Cost of goods sold	$757	$274	$483
Research and development	14,672	10,347	4,325
Selling, general and administrative	19,125	14,855	4,270
Change in valuation of contingent consideration	2,695	—	2,695
	$37,249	$25,476	$11,773
Research and development expenses
We make significant investments in research and development in support of our development programs. Research and development costs are expensed as incurred and primarily include salary and benefit costs, fees paid to clinical research organizations, and supply costs.
The increase in research and development costs of $4.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily due to increased spending on clinical trial programs of $2.2 million and preclinical and discovery studies of $2.1 million.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include salary and benefit costs for employees included in our sales, marketing, finance, information technology, legal and administrative organizations, outside legal and professional services, amortization and facilities costs.
The increase in selling, general and administrative expenses of $4.3 million for the three months ended March 31, 2016 as compared to the three months ended 2015, is primarily due to an increase in personnel of $3.3 million, including sales and marketing personnel to support our commercial marketing in the current year, amortization from intangible assets of $2.3 million related the Cholbam acquisition on March 31, 2015, and sales and marketing expenses of $2.9 million to support commercial marketing programs, offset by lower legal expenses of $1.2 million and settlement of an open account payable with our former outside legal counsel of $3.0 million.
Change in the valuation of contingent consideration
During the three month period ended March 31, 2016, the Company incurred a charge of $2.7 million, which is related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam of $1.4 million and $1.3 million, respectively. The value increased due to changes in the estimated timing of payments.

Other Income/Expenses:
The following table provides information regarding other income (expenses) (in thousands):

	Three Months Ended March 31,
	2016	2015	Variance
Other income, net	$210	$311	$(101)
Interest expense, net	(163)	(3,798)	3,635
Finance expense	—	(600)	600
Change in fair value of derivative instruments	14,340	(36,753)	51,093
Bargain Purchase Gain	—	48,578	(48,578)
Total other income (expense), net	$14,387	$7,738	$6,649
Changes in other income/(expenses) is primarily driven by the following:
Interest expense, net
Interest expense, net, decreased by $3.6 million for the period ended March 31, 2016 as compared to the same period ended March 31, 2015.  This decrease was due primarily to a reduction of interest expense of $1.5M on the credit facility (extinguished in the third quarter of 2015) and $1.1 million related to warrants issued for remediation of debt covenant violations (warrants issued in the first quarter of 2015). The remaining change was due to increased interest income in the three months ended March 31, 2016, of which $0.6 million related to interest on notes receivable and $0.4 million related to interest on investments.
Change in fair value of derivative instruments
For the three months ended March 31, 2016, the company recognized a gain of $14.3 million due to a decrease in the derivative liability related to warrants. This decrease in the liability was primarily driven by a decrease in the Company's stock price. For the three months ended March 31, 2015, the company recognized a loss of $36.8 million due to an increase in the derivative liability related to warrants, related to an increase in the Company's stock price.
Bargain Purchase Gain
For the three months ended March 31, 2015, the Company recognized a bargain purchase gain on the acquisition of Cholbam.
Income Tax Benefit:
In the first quarter of 2016, the Company recorded total tax benefit of $5.1 million primarily relating to the utilization of United States federal orphan drug and research and development tax credits.
Liquidity and Capital Resources
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for at least the next 12 months. Management believes that our operating results will vary from quarter to quarter and year to year depending upon various factors including revenues, general and administrative expenses, and research and development expenses.
The Company had the following financial performance at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Cash & Cash Equivalents	$23,262	$37,805
Marketable securities	199,083	191,799
Accumulated Deficit	(53,937)	(65,153)
Stockholders' Equity	319,232	299,971

Net Working Capital	$231,122	$214,951
Net Working Capital Ratio	4.47	3.47
Convertible Notes Payable
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the Notes was $43.9 million and $43.8 million, at March 31, 2016 and December 31, 2015, respectively.
Cash Flows from Operating Activities

Cash used in operating activities was $3.6 million for the three months ended March 31, 2016 compared to $6.6 million used in the three months ended March 31, 2015. After disregarding non-cash changes such as derivative liability fluctuations, share based compensation, bargain purchase gain adjustments, and deferred tax asset reserves, the decrease of $3.3 million was primarily due to changes in operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2016 was $9.8 million compared to $30.8 million used for the three months ended March 31, 2015. The decrease of $21.0 million million was the result of $33.4 million used in the purchase of Cholbam in 2015, offset by cash used to purchase marketable securities (net of marketable security maturities) in 2016.
Cash Flows from Financing Activities
For the three months ended March 31, 2016, cash used by financing activities was $0.9 million compared to $139.4 million provided by financing activities during the three months ended March 31, 2015. In 2015, cash of $140 million, net of fees, was provided from the Company's follow-on public offering.
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for at least the next 12 months. This belief is based on many factors, however some factors are beyond our control. Factors that may affect financing requirements include, but are not limited to:

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
Other Matters
Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015 (Fiscal 2017). The Company adopted the new guidance effective March 31, 2016. The adoption of the new guidance does not have a material impact on the Company’s financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. However, an entity shall not offset deferred tax liabilities and assets attributable to different tax jurisdictions. ASU 2015-17 is effective for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted, and the new guidance may be applied either prospectively or retrospectively. We adopted this guidance prospectively as of December 31, 2015. Therefore, prior periods have not been adjusted to reflect this adoption. This change in accounting principle does not change our results of operations, cash flows or stockholders’ equity.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-9 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
In April 2016, the FASB issued ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Certain detailed transition provisions apply if an entity elects to early adopt. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
Off Balance Sheet Transactions
None.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash and marketable securities primarily in United States Government backed securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short and long-term maturities, not exceeding two years. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would decrease our available for sale marketable securities by approximately $2.0 million if the Company were to sell the securities. However the Company has the ability and intends to hold the securities to maturity.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during our current fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.
On September 19, 2014, purported shareholders of the Company sued Martin Shkreli, the Company’s former Chief Executive Officer, in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The Company is a nominal defendant in this action. The plaintiffs sought, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The Court has approved a settlement between the parties, under which Mr. Shkreli is obligated to pay $2,025,000 to the Company and an additional $625,000 to Plaintiffs to compensate them for their legal fees. Mr. Shkreli has defaulted on the judgment and the Company and the Plaintiffs are taking steps to collect it. The Company has not recorded anything related the judgment for 2015. Any related amounts received will be recorded against equity when collected. On February 18, 2016, Mr. Shkreli sought leave from the Court to move for a protective order to block the enforcement of the judgment. The Company and Plaintiffs’ counsel have also sought leave to file motions in connection with their enforcement efforts. On March 16, 2016, the Court granted the parties leave to file their respective motions by April 18, 2016, and ordered that all enforcement efforts be stayed for thirty days.  On April 26, 2016, the Court granted the parties’ request for an extension to permit settlement discussions.  Motions are now due on May 9, 2016.  A settlement conference was previously scheduled for April 14, 2016, but that has also been adjourned, and now is scheduled for June 14, 2016.
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
In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requested information regarding, among other things, the Company’s relationship with Mr. Shkreli and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and is cooperating with the investigation. On December 17, 2015, an indictment against the Company’s former Chief Executive Officer, Martin Shkreli, and its former outside counsel, Evan Greebel, was unsealed in the United States District Court for the Eastern District of New York. The Company has also been cooperating with a parallel investigation by the U.S. Securities and Exchange Commission (the “SEC”). On December 17, 2015, the SEC filed a civil complaint against Mr. Shkreli, Mr. Greebel, MSMB Capital Management LLC, and MSMB Healthcare Management LLC in the United States District Court for the Eastern District of New York. In connection with these proceedings, Mr. Shkreli, as well as a number of other current and former directors, officers and employees, have sought advancement of their legal fees from the Company. Mr. Shkreli, in particular, claims that the Company owes him in excess of $5 million in legal fees that he has incurred defending these actions. The Company disputes its obligation to pay the amount in full.
On August 17, 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Martin Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors (Retrophin, Inc. v. Shkreli, 15-CV-06451(NRB)). On August 19, 2015, Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company has asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The parties have selected an arbitration panel. On Mr. Shkreli’s application, and with the Company’s consent, the federal Court has granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims will be litigated in the arbitration, as the Company is seeking. On April 22, 2016, the arbitration panel granted the parties’ request for a stay of the proceedings pending settlement discussions. In connection with these proceedings, Mr. Shkreli has sought advancement of his legal fees from the Company relating to his defense of the Company’s claims against him. Mr. Shkreli claims that he has to date incurred in excess of $ 2.7 million in fees, including fees incurred in negotiating with the Company over advancement. The Company disputes its obligation to pay the amount in full.
As of March 31, 2016 no accruals for loss contingencies have been recorded since the outcomes of these cases are neither probable nor reasonably estimable. From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.
Item 1A. Risk Factors
The following risk factors do not reflect any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
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
Economic, social, and congressional pressure may result in individuals and government entities increasingly seeking to achieve cost savings through mechanisms that limit coverage or payment for our products. For example, state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization for use of drugs. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.
We may not be able to rely on orphan drug exclusivity for Cholbam/Kolbam or any of our products.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan designation for Cholbam/Kolbam in the U.S. and EU. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. Even though we have been awarded orphan drug exclusivity for Cholbam in the United States, we may not be able to maintain it. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
Additional competitors could enter the market, including with generic versions of our products, and sales of our affected products may decline materially.
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), a pharmaceutical manufacturer may file an abbreviated new drug application ("ANDA"), seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA acceptance) of an ANDA or Section 505(b)(2) NDA. In addition, the FDC Act provides, subject to certain exceptions, a period during which an FDA-approved drug may be afforded orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or Section 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to enforce its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.
Chenodal and Thiola are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining patent or nonpatent exclusivity. If a generic version is approved, sales of our product would be negatively impacted, which could have a material adverse impact on our sales and profitability.
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
We currently have no in-house distribution channels for Chenodal, Thiola or Cholbam and we are dependent on a third-party distributor, Dohmen Life Sciences Services, to distribute such products. We rely on this distributor for all of our proceeds from sales of Chenodal, Thiola and Cholbam in the

United States. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of such products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another distributor on substantially similar terms, distribution of Chenodal, Thiola and/or Cholbam could become disrupted, resulting in lost revenues, provider dissatisfaction, and/or patient dissatisfaction.
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
There can be no assurance that the DUET Phase 2 clinical study for sparsentan will demonstrate that sparsentan is safe and effective for treating FSGS or that the data will support an application for accelerated approval by the FDA or that the FDA will accept a proteinuria endpoint. Likewise, there can be no assurance that any future clinical study for RE-024 will demonstrate that RE-024 is safe and effective for treating PKAN or that the data obtained from any such clinical trials will support an application for accelerated approval by the FDA.
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
We have invested a significant portion of our efforts and financial resources in the development and acquisition of our most advanced product candidates, sparsentan, RE-024 and RE-034. Our ability to generate product revenue from these development stage compounds, which we do not expect will occur for at least the next several years, if ever, may depend heavily on the successful development and commercialization of these product candidates. The successful commercialization of our future product candidates will depend on several factors, including the following:

•	obtaining supplies of sparsentan, RE-024 and subsequent product candidates for completion of our clinical trials on a timely basis;

•	successful completion of pre-clinical and clinical studies;

•	obtaining marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial-scale manufacturing arrangements with third-party manufacturers whose manufacturing facilities are operated in compliance with cGMP regulations;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payers;

•	reimbursement from medical, medicaid or private payers;

•	competition from other companies;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of our product candidates following approval.

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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Although we have obtained orphan designation for sparsentan and RE-024, and expect to seek orphan drug designations from the FDA for RE-034, there can be no assurance that there will be any benefits associated with such designation, or that the FDA will grant orphan status. We expect to seek orphan designation from the EMA for RE-034. There can be no assurance that we will successfully obtain such designations. If we are unable to secure orphan status in either Europe or the United States it may have a material negative effect on our share price.
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. Obtaining orphan drug exclusivity for sparsentan, RE-024, and RE-034 may be important to the product candidate’s success. Even if we obtain orphan drug exclusivity, we may not be able to maintain it. For example, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved before our product candidate is approved, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
Risks Related to our Products and Product Candidates
Our products may not achieve or maintain expected levels of market acceptance or commercial success.
The success of our products is dependent upon achieving and maintaining market acceptance. Commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees, successfully commercialize new products or current products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success.
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
Even if a potential or current product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate patients, the medical community, and third-party payers on the benefits of our product may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors.
*If the market opportunities for our products and product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.
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
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. RE-024 is covered by our U.S. Patent No. 8,673,883, which was granted in 2014 and expires in 2033. In addition, our U.S. Patent No. 9,181,286, which was granted on November 10, 2015 and expires in 2033, covers the use of RE-024 for the treatment of PKAN. Sparsentan is covered by U.S. Patent No. 6,638,937, which expires in 2019 and to which we have an exclusive license. Our RE-034 formulation is covered by a PCT patent application we filed in February 2016, which claims priority to a U.S. provisional patent application we filed in February 2015.
For products we develop based on a new chemical entity not previously approved by the FDA, we expect that in addition to the protection afforded by our patent filings that we will be able to obtain either five years regulatory exclusively via the provisions of the FDC Act or seven years regulatory exclusivity via the orphan drug provisions of the FDC Act. In addition, we may be able to obtain up to five years patent term extension (to compensate for regulatory approval delay) for a patent covering such a product.
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
*We expect to rely on orphan drug status to develop and commercialize certain of our product candidates, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits.
We expect to rely on orphan drug exclusivity for sparsentan, Chenodal and RE-024 and potential future product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. The FDA and EMA have granted orphan designation for sparsentan and RE-024 for the enhancement of FSGS and PKAN, respectively. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
For any product candidate for which we have been granted orphan drug designation in a particular indication, it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company's period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug indication in the United States, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.
Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
In March 2010, President Obama signed the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. It is likely the Health Care Reform Law will continue to put pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase regulatory burdens and operating costs.
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
Obtaining reimbursement approval for a product from each government or other third-party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-United States regulatory authorities, also prior authorization for a product may be acquired. In addition, there is a risk that full reimbursement may not be available for high-priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. A primary trend in the United States healthcare industry and elsewhere is toward cost containment. We expect recent changes in the Medicare program and increasing emphasis on managed care to continue to put pressure on pharmaceutical product pricing.
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
*We face potential product liability exposure far in excess of our limited insurance coverage.
The use of any of our potential products in clinical trials, and the sale of any approved products, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10 million per occurrence and $10 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.
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
We face the problems, expenses, difficulties, complications and delays, many of which are beyond our control, associated with any business in its early stages and have a limited operating history on which an evaluation of our prospects can be made. Such prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a business in a new industry, characterized by a number of market entrants and intense competition, and in the shift from development to commercialization of new products based on innovative technologies.
We have experienced significant growth in the number of our employees and the scope of our operations. We began 2014 with 26 employees and currently have approximately 130 employees, having added sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.
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
We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. We have not completed development of any drugs and we anticipate that our expenses will increase substantially as we:

•	complete the Phase 2 DUET trial of sparsentan for the treatment of FSGS;

•	continue our ongoing clinical development of RE-024 for the treatment of PKAN;

•	continue our ongoing clinical development of RE-034;

•	continue the research and development of additional product candidates;

•	expand our sales and marketing infrastructure to commercialize Cholbam and any new products for which we may obtain regulatory approval; and

•	expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
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
*We may not have sufficient insurance to cover our liability in any current or future litigation claims either due to coverage limits or as a result of insurance carriers seeking to deny coverage of such claims.
We face a variety of litigation-related liability risks.  Our certificate of incorporation, bylaws, other applicable agreements, and/or Delaware law require us to indemnify (and advance expenses to) our current and past directors and officers and employees from reasonable expenses related to the defense of any action arising from their service to us, including circumstances under which indemnification is otherwise discretionary. While our directors and officers are included in a director and officer liability insurance policy, which covers all our directors and officers in some circumstances, our insurance coverage does not cover all of our indemnification obligations and may not be adequate to cover any indemnification or other claims against us. In addition, the underwriters of our present coverage may seek to avoid coverage in certain circumstances based upon the terms of the respective policies. If we incur liabilities that exceed our coverage under our directors and officers insurance policy or incur liabilities not covered by our insurance, we would have to self-fund any indemnification amounts owed to our directors and officers and employees in which case our results of operations and financial condition could be materially adversely affected.  Further, if D&O insurance becomes prohibitively expensive to maintain in the future, we may be unable to renew such insurance on economic terms or unable renew such insurance at all. The lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business
*We may need substantial funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect our general, research and development expenses to increase in connection with our ongoing activities, particularly as we complete Phase 2 clinical studies of sparsentan, future clinical studies of RE-024, and as we continue toward possible Phase 1 clinical studies of RE-034 and for any later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates.
Management believes the Company’s ability to continue its operations depends on its ability to sustain and grow revenue, results of operations and its ability to access capital markets when necessary to accomplish its strategic objectives. Management believes that we may incur losses in the immediate future. For the quarter ended March 31, 2016, the Company generated a negative cash flow from operations; however, we expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. The Company expects to finance its cash needs from cash on hand and results of operations, and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to continue our operations until we can achieve sustained profitability and positive cash flows from operating activities. Additional funds may not be available to us when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.
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
*Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of pharmaceutical products. If any of our product candidates in clinical trials or marketed products harm people we may be subject to costly and damaging product liability claims. We have clinical trial insurance and commercial product liability coverage. However, this insurance may not be adequate to cover all claims. We may be exposed to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, such products, whether or not such problems directly relate to the products and services we have provided. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
We are subject to significant ongoing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the manufacture, quality control, labeling, packaging, safety surveillance, adverse event reporting, storage and recordkeeping for our products are subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with any of our products, a regulatory agency may impose restrictions on our products, our contract manufacturers or us. If we, our products and product candidates, or the manufacturing facilities for our products and product candidates fail to comply with applicable regulatory requirements, a regulatory agency, including the FDA, may send enforcement letters, mandate labeling changes, suspend or withdraw regulatory approval, suspend any ongoing clinical trials, refuse to approve pending applications or supplements filed by us, suspend or impose restrictions on manufacturing operations, request a recall of, seize or detain a product, seek criminal prosecution or an injunction, or impose civil or criminal penalties or monetary fines. In such instances, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits.
We are also subject to regulation by regional, national, state and local agencies, including but not limited to the FDA, Centers for Medicare and Medicaid Services, Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies. The FDC Act, Social Security Act, Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, clinical research, approval, production, labeling, sale, distribution, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government health care programs. Our manufacturing partners are subject to many of the same requirements.
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
Many states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act and civil monetary penalty laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, which apply regardless of the payer. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes as does the U.S. Department of Health and Human Services
We also could become subject to government investigations and related subpoenas. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the Federal False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged violations of the Federal False Claims Act. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.
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
*Our internal computer systems, or those of our CROs or other contractors and vendors who host our applications or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors vendors who host our applications and consultants are vulnerable to damage or disruption from computer viruses, software bugs, unauthorized access including cyber-attack, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While we have not, to our knowledge, experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed, our competitive position could be compromised, or our business reputation could be harmed.
*We face risks related to research and the ability to develop new drugs.
Our growth and survival depends on our ability to consistently discover, develop and commercialize new products and find new and improve on existing technology and platforms. As such, if we fail to make sufficient investments in research, be attentive to consumer needs or do not focus on the most advanced technology, our current and future products could be surpassed by more effective or advanced products of other companies.
Risks Related to our Indebtedness and Investments
*Our indebtedness could adversely affect our financial condition.
As of March 31, 2016, we had approximately $46.0 million of total debt outstanding, classified as long term. The total debt outstanding relates to a Note Purchase Agreement dated May 29, 2014 for the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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

4.10	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
4.11	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
10.1*	Second Amendment to Trademark License and Supply Agreement dated as of September 24, 2015, between Retrophin Inc. and Mission Pharmacal.*
10.2* **	Third Amendment to Trademark License and Supply Agreement dated as of March 17, 2016, between Retrophin Inc. and Mission Pharmacal.
10.3	2016 Retrophin, Inc. Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2016).
10.4
Retirement and Transition Agreement, dated February 2, 2016, by and between Retrophin, Inc. and Margaret Valeur-Jensen, Ph.D.
 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2016).

31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted parties have filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2016	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer