Form 10-Q
period 2016-06-30
Retrophin, Inc.
filed 2016-08-05
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
_________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No    ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No  ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of August 4, 2016 was 36,731,132.

RETROPHIN, INC.
Form 10-Q
June 30, 2016

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, in our quarterly report in Form 10-Q for the three months ended March 31, 2016 and in this Form 10-Q and information contained in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,155	$37,805
Marketable securities	200,359	191,799
Accounts receivable, net	16,566	12,458
Inventory, net	2,713	2,536
Prepaid expenses and other current assets	3,365	2,378
Prepaid taxes	8,499	8,107
Note receivable, current	47,500	46,849
Total current assets	300,157	301,932
Property and equipment, net	381	428
Other asset	1,859	1,859
Intangible assets, net	184,432	161,536
Goodwill	936	936
Note receivable, long term	46,206	45,573
Total assets	$533,971	$512,264

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,285	$7,639
Accrued expenses	23,159	23,820
Guaranteed minimum royalty	2,000	2,000
Other current liabilities	1,187	958
Business combination-related contingent consideration	14,077	13,754
Derivative financial instruments, warrants	33,360	38,810
Total current liabilities	80,068	86,981
Convertible debt	44,092	43,766
Other non-current liabilities	2,548	3,066
Guaranteed minimum royalty, less current portion	8,488	8,885
Business combination-related contingent consideration, less current portion	72,300	45,267
Deferred income tax liability, net	12,103	24,328
Total liabilities	219,599	212,293
Stockholders' Equity:
Preferred stock $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 36,725,130 and 36,465,853 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	381,687	365,802
Accumulated deficit	(67,340)	(65,153)
Accumulated other comprehensive income (loss)	21	(682)
Total stockholders' equity	314,372	299,971
Total liabilities and stockholders' equity	$533,971	$512,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net product sales	$33,311	$24,068	$62,319	$41,440

Operating expenses:
Cost of goods sold	1,021	637	1,778	912
Research and development	17,675	10,563	32,347	20,910
Selling, general and administrative	23,205	19,692	42,330	34,547
Change in valuation of contingent consideration	2,789	120	5,485	120
Total operating expenses	44,690	31,012	81,940	56,489

Operating loss	(11,379)	(6,944)	(19,621)	(15,049)

Other income (expenses), net:
Other income (expenses), net	(206)	522	4	349
Interest expense, net	(147)	(2,922)	(309)	(6,720)
Finance expense	—	—	—	(600)
Change in fair value of derivative instruments	(9,063)	(29,418)	5,277	(66,171)
Loss on extinguishment of debt	—	(2,250)	—	(2,250)
Litigation settlement gain	—	15,500	—	15,500
Bargain purchase gain	—	—	—	49,063
Total other income (loss), net	(9,416)	(18,568)	4,972	(10,829)

Loss before provision for income taxes	(20,795)	(25,512)	(14,649)	(25,878)

Income tax benefit (expense)	7,392	(15)	12,462	40,006

Net income (loss)	$(13,403)	$(25,527)	$(2,187)	$14,128

Net earnings (loss) per common share, basic	$(0.37)	$(0.73)	$(0.06)	$0.45
Net earnings (loss) per common share, diluted	$(0.37)	$(0.73)	$(0.20)	$0.44
Weighted average common shares outstanding, basic	36,683,429	34,957,134	36,601,807	31,079,053
Weighted average common shares outstanding, diluted	36,683,429	34,957,134	38,063,285	34,827,405

Comprehensive income (loss):
Net income (loss)	$(13,403)	$(25,527)	$(2,187)	$14,128
Foreign currency translation	71	(30)	2	(7)
Unrealized loss on marketable securities	(157)	(298)	(706)	(3,519)
Comprehensive income (loss)	$(13,489)	$(25,855)	$(2,891)	$10,602
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$(2,187)	$14,128
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,858	5,536
Realized gain on marketable securities	—	(107)
Gain upon divestiture of assets to Turing Pharmaceuticals	—	(914)
Deferred income tax benefit	(12,286)	(40,021)
Interest income from notes receivable	(1,285)	—
Non-cash interest expense	1,179	1,154
Amortization of premiums on marketable securities	666	—
Amortization of debt discount and deferred financing costs	326	1,010
Lease liability	—	(125)
Legal accrual reversal	(2,967)	—
Bargain purchase gain	—	(49,063)
Share based compensation	14,286	10,567
Derivative financial instruments, warrants, issued, recorded in interest expense	—	1,050
Change in estimated fair value of liability classified warrants	(5,277)	66,171
Change in estimated fair value of contingent consideration	5,485	113
Payments related to change in fair value of contingent consideration	(550)	(90)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,104)	(3,508)
Inventory	(174)	(640)
Prepaid expenses and other current assets	(1,197)	(420)
Accounts payable and accrued expenses	650	(3,417)
Net cash provided by operating activities	423	1,424

Cash Flows From Investing Activities:
Purchase of fixed assets	(24)	(29)
Cash paid for intangible assets	(4,881)	(2,497)
Proceeds from the sale/maturity of marketable securities	59,874	282
Purchase of marketable securities	(68,517)	—
Cash received upon divestiture of asset	—	3,311
Cash paid upon acquisition, net of cash acquired	(500)	(33,430)
Net cash used in investing activities	(14,048)	(32,363)

Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration-Manchester	(2,125)	(1,228)
Payment of acquisition-related contingent consideration-Asklepion	(644)	—
Payment of guaranteed minimum royalty	(1,000)	(1,000)
Proceeds from exercise of warrants	90	586
Payment of other liability	(500)	(500)
Proceeds from exercise of stock options	1,572	2,669
Excess benefit related to stock compensation	(236)	—
Proceeds received from issuance of common stock	—	149,454
Financing costs from issuance of common stock	—	(9,500)
Net cash used in (provided by) financing activities	(2,843)	140,481

Effect of exchange rate changes on cash	(182)	—
Net change in cash	(16,650)	109,542
Cash, beginning of year	37,805	18,204

Cash, end of period	$21,155	$127,746
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATMENTS
NOTE 1.  DESCRIPTION OF BUSINESS
Organization and Description of Business
In this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we”, “our”, “us”, “Retrophin” and the “Company” refer to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. We are a fully integrated biopharmaceutical company with approximately 130 employees headquartered in San Diego, California dedicated to delivering life-changing therapies to people living with rare diseases who have few, if any, treatment options. Our approach centers on our pipeline, featuring clinical-stage assets and pre-clinical discovery programs targeting rare diseases with significant unmet medical needs. Our research and development efforts are supported by revenues from the Company's marketed products, Chenodal®, Cholbam® and Thiola®. In addition we regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.
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
Product Candidates:
Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for focal segmental glomerulosclerosis ("FSGS"), which is a leading cause of end-stage renal disease and Nephrotic Syndrome (“NS”). There are no U.S. Food and Drug Administration ("FDA") approved pharmacological treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. We estimate that there are at least 40,000 FSGS patients in the United States. We have completed enrollment for our DUET Phase 2 clinical study of sparsentan for the treatment of FSGS and we anticipate having a top line data read out in the third quarter of 2016. Depending on the robustness of the data obtained in the DUET study, we may be able to support an application for accelerated approval for sparsentan on the basis of proteinuria as a surrogate endpoint. Sparsentan was granted orphan drug designation in the U.S. and EU in January and November 2015, respectively.
We are developing RE-024, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration ("PKAN"). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect 1 to 3 persons per million. There are currently no viable treatment options for patients with PKAN. RE-024 is a phosphopantothenate prodrug therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing RE-024 in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. The Company filed a Investigational New Drug application ("U.S. IND") for RE-024 with the FDA in the first quarter of 2015 to support the commencement of a Company-sponsored Phase 1 study, which was successfully completed during 2015. RE-024 was granted orphan drug designation by the FDA in May 2015 and was granted fast track designation by the FDA in June 2015. On February 24, 2016, we announced RE-024 was granted orphan drug designation from the European Commission. The Company continues discussions with the FDA and the European Medicines Agency ("EMA") regarding the initiation of a potential registration-enabling efficacy trial in PKAN patients.
L-UDCA is a liquid formulation of ursodeoxycholic acid being developed for the treatment of a rare liver disease called primary biliary cholangitis (PBC). Retrophin expects to file a New Drug Application with the FDA in 2017 and, if approved, plans to make L-UDCA commercially available to the subset of PBC patients who have difficulty swallowing. There are no liquid formulations of ursodeoxycholic acid currently approved by the FDA.
RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in adrenocorticotropic hormone ("ACTH") incorporated into a novel formulation developed by the Company. RE-034 exhibits similar physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects. Retrophin has successfully manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration. The Company is exploring strategic options for development of RE-034, including the evaluation of external partnership and out-licensing opportunities.

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
Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as a deferred charge. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015. The Company adopted the new guidance effective March 31, 2016. The adoption of the new guidance did not have a material impact on the Company’s financial statements. See Note 10 for further discussion.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. However, an entity shall not offset deferred tax liabilities and assets attributable to different tax jurisdictions. This ASU is effective for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted, and the new guidance may be applied either prospectively or retrospectively. We adopted this guidance prospectively as of December 31, 2015. Therefore, prior periods have not been adjusted to reflect this adoption. This change in accounting principle does not change our results of operations, cash flows or stockholders’ equity.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of this ASU is permitted but not before the original effective date (annual periods beginning after December 15, 2016). We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard amends Topic 330, Inventory, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. When this standard is adopted, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
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
In April 2016, the FASB issued ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with GAAP) or account for forfeitures when they occur. The ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Certain detailed transition provisions apply if an entity elects to early adopt. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
In June 2016, the FASB issued No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect it's current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company currently holds available for sale debt securities that are effected by this ASU and is currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
NOTE 4.  INCOME TAXES
The Company’s income tax benefit for the three months ended June 30, 2016 and 2015 of $7.4 million and $0, respectively, reflect effective tax rates of 35.6% and 0%, respectively, and income tax benefit of $12.5 million and $40.0 million, respectively, reflect effective tax rates of 85.1% and 154.6% for the six months ended June 30, 2016 and 2015, respectively, inclusive of discrete income and loss items recorded in the quarterly financial statements. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
For the six months ended June 30, 2016, when compared to the same period in 2015, the decrease in the tax benefit and effective income tax rate was primarily attributable to the release of a U.S. federal valuation allowance in 2015. At June 30, 2016, we had gross unrecognized tax benefits of $6.7 million compared to $3.3 million at December 31, 2015, representing a net increase of $3.4 million during the six months ended June 30, 2016. If recognized, $5.2 million of unrecognized tax benefits would affect the Company’s effective tax rate. We did not recognize any interest and penalties related to unrecognized tax benefits during the three month ended June 30, 2016.
We are currently not under income tax audit examination in any material jurisdictions in which we operate.

NOTE 5. BUSINESS COMBINATION
Acquisition of Liquid Ursodeoxycholic Acid (L-UDCA)
On June 20, 2016, the Company announced the signing of a definitive agreement to purchase the rights, titles, and ownership of L-UDCA from Asklepion. Retrophin intends to file a New Drug Application with the FDA for L-UDCA for the treatment of PBC in 2017.
The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Standard Codification ("ASC") 805. The fair value of assets acquired and liabilities assumed was based upon a valuation and the Company’s estimates. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired product rights for L-UDCA, licenses, trade names and developed technologies, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Management's valuation is preliminary. Once the valuation is complete, the Company will make any necessary adjustments.
The purchase included $25.5 million for an intangible asset with a definite life related to product rights for the U.S. The useful life related to the acquired product rights are expected to be approximately 17 years once NDA is approved by the FDA.
The contingent consideration of $25.0 million (present value) recorded during the period ended June 30, 2016, is related to an agreement to pay an additional cash amount in the form of milestones and sales royalties through 2035. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with an assumed discount rate of 12.0% over the applicable term.
The purchase price allocation of $25.5 million as of the acquisition completion date of June 16, 2016 is as follows (in thousands):

Cash paid upon consummation	$500
Present value of contingent consideration	25,000
Total purchase price	$25,500

Fair Value of Assets Acquired and Liabilities Assumed
Acquired product rights: L-UDCA (intangible asset)	$25,500
Total purchase price	$25,500
Unaudited pro forma information for the transaction is not presented, because the effects of such transaction are considered immaterial to the Company.
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
On March 18, 2015, the Company announced that the FDA had approved Cholbam capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for patients with peroxisomal disorders (including Zellweger spectrum disorders). As a result of the approval, Retrophin exercised its right to purchase from Asklepion all worldwide rights, titles, and ownership of Cholbam and related assets. The FDA also granted Asklepion a Pediatric Priority Review Voucher ("PRV"), awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. A Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to Retrophin under the original terms of the agreement with Asklepion.
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
The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805. The fair value of assets acquired and liabilities assumed was based upon a valuation and the Company’s estimates. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired product rights to Cholbam, the Pediatric PRV, trade names and developed technologies, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
The purchase included $83.2 million of intangible assets with definite lives related to product rights with values of $75.9 million for the U.S. and $7.3 million for the international rights. The useful lives related to the acquired product rights are expected to be approximately 10 years.

The contingent consideration of $39.1 million recorded during the year ended December 31, 2015 was related to an agreement to pay an additional cash amount based on the product performance through 2025. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates of 19.0% over the applicable term. The undiscounted amount the Company could pay under the contingent consideration agreement as of December 31, 2015 was up to $16.3 million.
Service fees with a net present value of $2.9 million were recorded during the year ended December 31, 2015. The net present value is based upon $4.0 million in total payments over a four year period starting as of the acquisition date.
As part of the business combination the Company recorded a deferred tax liability of $39.9 million. The deferred tax liability is derived from the difference in the Company's book basis and tax basis in the assets acquired of $88.5 million. The tax rate utilized was 45.4%.
The purchase price allocation of $91.3 million as of the acquisition completion date of March 31, 2015 was as follows (in thousands):

Cash paid upon consummation	$33,430
Present value of contingent consideration and service fees	42,010
Fair Value of 661,279 shares issued to Asklepion	15,844
Total Purchase Price	$91,284

Fair Value of Assets Acquired and Liabilities Assumed
Acquired product rights: Cholbam (Intangible Asset)	$83,200
Pediatric Priority Review Voucher	96,250
Inventory	777
Deferred tax liability	(39,880)
Total Allocation of Purchase Price	$140,347
Bargain Purchase Gain	(49,063)
Total Purchase Price	$91,284
Unaudited pro forma information for the transaction was not presented, because the effects of such transaction were considered immaterial to the Company.
NOTE 6. MARKETABLE SECURITIES
 The Company's marketable securities as of June 30, 2016 and December 31, 2015 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. The amortized cost of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. During the six months ended June 30, 2016, investment activity for the Company included $59.9 million in maturities and purchases of $68.5 million, all relating to debt based marketable securities.
Marketable securities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Marketable other than equity securities:
Commercial paper	$40,823	$31,864
Corporate debt securities	130,023	125,547
Securities of government sponsored entities	29,513	34,388
Total Marketable Securities:	$200,359	$191,799

The following is a summary of short-term marketable securities classified as available-for-sale as of June 30, 2016 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable other than equity securities:
Commercial paper	Less than 1	$40,841	$2	$(20)	$40,823
Corporate debt securities	Less than 1	92,226	26	(25)	92,227
Securities of government-sponsored entities	Less than 1	5,000	—	—	5,000
Total maturity less than 1 year		138,067	28	(45)	138,050
Corporate debt securities	1 to 2	37,718	103	(25)	37,796
Securities of government-sponsored entities	1 to 2	24,511	3	(1)	24,513
Total maturity 1 to 2 years		62,229	106	(26)	62,309
Total available-for-sale securities		$200,296	$134	$(71)	$200,359
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2015 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Other than Equity Securities:
Commercial paper	Less than 1	$31,899	$6	$(41)	$31,864
Corporate debt securities	Less than 1	69,859	—	(164)	69,695
Total maturity less than 1 year		101,758	6	(205)	101,559
Corporate debt securities	1 to 2	56,162	—	(310)	55,852
Securities of government-sponsored entities	1 to 2	34,522	2	(136)	34,388
Total maturity 1 to 2 years		90,684	2	(446)	90,240
Total available-for-sale securities		$192,442	$8	$(651)	$191,799
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of June 30, 2016 and December 31, 2015, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.
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
The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash adjustments within other income (expenses), net, in the Company’s accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company recorded a loss on the change in the estimated fair value of warrants of $9.1 million and a gain on the change in the estimated fair value of warrants of $5.3 million for the three and six months ended June 30, 2016, respectively, and a loss on the change in the estimated fair value of warrants of $29.4 million and $66.2 million for the three and six months ended June 30, 2015, respectively.

The Company calculated the fair value of the warrants using the Monte Carlo Simulation as of June 30, 2016 and December 31, 2015, using the following assumptions:

	June 30, 2016	December 31, 2015
Fair value of common stock	$17.81	$19.29
Remaining life of the warrants (in years)	1.6 - 3.5 years	2.1 - 4.0 years
Risk-free interest rate	.53-.79%	1.11-1.59%
Expected volatility	65-85%	75-85%
Dividend yield	—%	—%
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
In estimating the fair value of the Company’s derivative liabilities, the Company used the Monte Carlo Simulation as of June 30, 2016 and December 31, 2015. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.
In estimating the fair value of the Company’s contingent consideration, the Company used the comparable uncontrolled transaction (“CUT”) method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, due to their short term nature. We estimate the fair value of convertible debt is $67.3 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and term of debt.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2016 (in thousands):

	As of June 30, 2016
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$200,359	$—	$200,359	$—

Liabilities:
Derivative liability related to warrants	$33,360	$—	$—	$33,360
Business combination-related contingent consideration	$86,377	$—	$—	$86,377

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
The following table sets forth a summary of changes in the estimated fair value of the Company’s derivative financial instruments-warrants liability for the six months ended June 30, 2016 (in thousands):

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2016	$38,810
Reclassification of derivative liability to equity upon exercise of warrants	(173)
Change in estimated fair value of liability classified warrants	(5,277)
Balance at June 30, 2016	$33,360
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. See Note 7 for further discussion of derivative financial instruments relating to warrants.
The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the six months ended June 30, 2016 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2016	$59,021
Increase from revaluation of contingent consideration	5,485
Acquisition of L-UDCA	25,000
Contractual payments	(1,510)
Contractual payments accrued at June 30, 2016	(1,677)
Foreign currency impact	58
Balance at June 30, 2016	$86,377
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
During the three and six month periods ended June 30, 2016, the Company incurred charges of $2.8 million and $5.5 million, respectively, in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the revaluation of the contingent consideration liabilities. For the three month period ended June 30, 2016, $1.5 million and $1.3 million are related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam, respectively. For the six month period ended June 30, 2016, $2.9 million and $2.6 million are related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam, respectively. In each case, the value increased due to changes in the estimated timing of payments. During the three and six month periods ended June 30, 2015, the Company incurred charges of $0.1 million, in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
NOTE 9. INTANGIBLE ASSETS
As of June 30, 2016, the net book value of amortizable intangible assets was approximately $184.4 million.

The following table sets forth amortizable intangible assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Finite-lived intangible assets	$209,787	$179,096
Less: accumulated amortization	(25,355)	(17,560)
Net carrying value	$184,432	$161,536
The following table summarizes amortization expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$81	$193	$163	$414
Selling, general and administrative	3,829	3,614	7,632	5,128
Total amortization expense	$3,910	$3,807	$7,795	$5,542
NOTE 10.  NOTES PAYABLE
Convertible Notes Payable
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms, and there are no contractual payments due prior to that date. At June 30, 2016 and December 31, 2015, the aggregate carrying value of the Notes was $44.1 million and $43.8 million, respectively.
As of March 31, 2016, the Company retrospectively adopted FASB ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as a deferred charge. At June 30, 2016 and December 31, 2015 the debt issuance costs related to the Notes was $0.1 million.
NOTE 11. ACCRUED EXPENSES
Accrued expenses at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Government rebates payable	$3,826	$3,158
Compensation related costs	4,765	7,143
Accrued royalties and contingent consideration	5,069	4,688
Research and development	5,725	4,281
Selling, general and administrative	1,619	2,704
Miscellaneous accrued	2,155	1,846
	$23,159	$23,820
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

Basic and diluted net earnings (loss) per share is calculated as follows (net income amounts are stated in thousands):

	Three Months Ended
	June 30, 2016			June 30, 2015
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic Earnings per Share	36,683,429	$(13,403)	$(0.37)	34,957,134	$(25,527)	$(0.73)
Dilutive earnings per share	36,683,429	$(13,403)	$(0.37)	34,957,134	$(25,527)	$(0.73)

	Six Months Ended
	June 30, 2016			June 30, 2015
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic net earnings (loss) per share	36,601,807	$(2,187)	$(0.06)	31,079,053	$14,128	$0.45
Dilutive shares related to derivative warrants	1,461,478	—		—	—
Change in fair value of derivative instruments	—	(5,277)		—	—
Convertible debt	—	—		2,642,160	1,035
Restricted stock	—	—		292,027	—
Stock options	—	—		814,165	—
Dilutive net earnings (loss) per share	38,063,285	$(7,464)	$(0.20)	34,827,405	$15,163	$0.44
For the three and six months ended June 30, 2016 and 2015, the following shares were excluded because they were anti-dilutive (share amounts in millions):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Restricted stock units	0.3	—	0.3	—
Convertible debt	2.6	2.6	2.6	—
Options	6.1	2.6	5.9	1.2
Warrants	2.7	—	—	3.3
Total anti-dilutive shares	11.7	5.2	8.8	4.5
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
Contractual Commitments
The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of June 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$2,140	$1,054	$1,086	$—	$—
Note payable, including contractual interest	52,037	2,070	49,967	—	—
Sales support services	3,262	416	833	2,013	—
Product supply contracts	1,515	1,265	250	—	—
Purchase order commitments	444	219	225	—	—
	$59,398	$5,024	$52,361	$2,013	$—
Legal Proceedings
On September 19, 2014, purported shareholders of the Company sued Martin Shkreli, the Company’s former Chief Executive Officer, in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The Company is a nominal defendant in this action. The plaintiffs sought, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The Court has approved a settlement between the parties, under which Mr. Shkreli is obligated to pay $2,025,000 to the Company and an additional $625,000 to Plaintiffs to compensate them for their legal fees.  Mr. Shkreli defaulted on the judgment and the Company and the Plaintiffs took steps to collect it.  The Company did not record anything related to the judgment on its financial statements for 2015. Any related amounts received will be recorded against equity when collected.  On February 18, 2016, Mr. Shkreli sought leave from the Court to move for a protective order to block the enforcement of the judgment.  The Company and Plaintiffs’ counsel also sought leave to file motions in connection with their enforcement efforts.  On March 16, 2016, the Court granted the parties leave to file their respective motions and ordered that all enforcement efforts be stayed for thirty days.  On May 24, 2016, Plaintiffs’ counsel informed the Court that the parties had entered into an agreement under which Plaintiffs’ counsel were to be paid in full, and that pursuant to that agreement they had no further stake in the matter and would not participate in future case events. Under that agreement, the Company paid $8,249 to Plaintiffs’ counsel to compensate them for certain disbursements which Plaintiffs’ counsel had made in connection with their efforts to enforce the judgment, and the Company also assumed control over all restraining notices and subpoenas previously served by Plaintiffs’ counsel. At a status conference on June 10, 2016, the Court ordered Mr. Shkreli and the Company to keep the Court updated on the progress of their settlement negotiations. To date, none of the parties have filed any of the motions which they previously sought leave to file. The resolution of this matter is tied to the resolution of the United States Internal Revenue Service (“IRS”) tax levy discussed below.
On October 20, 2014, a purported shareholder of the Company filed a putative class action complaint in federal court in the Southern District of New York against the Company, Mr. Shkreli, Marc Panoff, and Jeffrey Paley (Kazanchyan v. Retrophin, Inc., Case No. 14-cv-8376). On December 16, 2014, a second, related complaint was filed in the Southern District of New York against the same defendants (Sandler v. Retrophin, Inc., Case No. 14-cv-9915). The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ public disclosures during the period from November 13, 2013 through September 30, 2014. In December 2014, plaintiff Kazanchyan filed a motion to appoint lead plaintiff, to approve lead counsel, and to consolidate the two related actions. On February 10, 2015, the Court consolidated the two actions, appointed lead plaintiff, and approved lead counsel. Lead plaintiff filed a consolidated amended complaint on March 4, 2015, which again named the Company, Mr. Shkreli, Mr. Panoff, and Mr. Paley as defendants, but which also named Steven Richardson, Stephen Aselage, and Cornelius Golding as additional defendants. On May 26, 2015, with the consent of the lead plaintiff, the court ordered that the claims against Mr. Paley be dismissed. The remaining defendants, including the Company, filed motions to dismiss the consolidated amended complaint, which were fully-briefed as of October 29, 2015. On December 1, 2015, counsel jointly informed the Court that the parties had reached a comprehensive settlement, subject to Court approval. On January 29, 2016, the parties filed motion for preliminary approval of the settlement and supporting papers, including a stipulation of settlement. On February 2, 2016, the Court preliminarily approved the settlement. On June 10, 2016, the Court approved the settlement, directed implementation of the settlement, and ordered the action dismissed with prejudice. The settlement amount has been paid by the Company’s insurer.
In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requested information regarding, among other things, the Company’s relationship with Mr. Shkreli and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and is cooperating with the investigation. On December 17, 2015, an indictment against the Company’s former Chief Executive Officer,

Martin Shkreli, and its former outside counsel, Evan Greebel, was unsealed in the United States District Court for the Eastern District of New York. A superseding indictment reflecting additional charges was filed on June 3, 2016. The Company has also been cooperating with a parallel investigation by the U.S. Securities and Exchange Commission (the “SEC”). On December 17, 2015, the SEC filed a civil complaint against Mr. Shkreli, Mr. Greebel, MSMB Capital Management LLC, and MSMB Healthcare Management LLC in the United States District Court for the Eastern District of New York. In connection with these proceedings, Mr. Shkreli, as well as a number of other current and former directors, officers and employees, have sought advancement of their legal fees from the Company. Mr. Shkreli, in particular, claims that the Company owes him in excess of $5 million in legal fees that he has incurred defending these actions. The Company disputes its obligation to pay the amount in full and has been negotiating with Mr. Shkreli over the amount to be paid. The resolution of this matter is tied to the resolution of the IRS tax levy discussed below. If the parties cannot agree on a resolution, the amount due will be addressed through litigation.
On August 17, 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Martin Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors (Retrophin, Inc. v. Shkreli, 15-CV-06451(NRB)). On August 19, 2015, Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company has asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The parties have selected an arbitration panel. On Mr. Shkreli’s application, and with the Company’s consent, the federal Court has granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims will be litigated in the arbitration, as the Company is seeking. On April 22, 2016, the arbitration panel granted the parties’ request for a stay of the proceedings pending settlement discussions. In connection with these proceedings, Mr. Shkreli has sought advancement of his legal fees from the Company relating to his defense of the Company’s claims against him. Mr. Shkreli claims that he has to date incurred in excess of $2.8 million in fees, including fees incurred in negotiating with the Company over advancement. The Company disputes its obligation to pay the amount in full and has been negotiating with Mr. Shkreli over the amount to be paid. The resolution of this matter is tied to the resolution of the IRS tax levy discussed below. If the parties cannot agree on a resolution, the amount due will be addressed through litigation.
In July 2016, the Company received a demand for payment from the IRS regarding a levy issued by the IRS in March 2016 with respect to unpaid federal income taxes personally owed by Mr. Shkreli for the year ended December 31, 2014, for approximately $4.0 million. The levy sought to collect any property or rights to property (such as money, credits and bank deposits) in the Company’s possession that belong to or are owed to Mr. Shkreli.  The Company believes that it is uncertain, as a matter of law, whether and how the tax levy applies to the Company’s advancement obligations to Mr. Shkreli.  As indicated above, the amounts of the Company’s advancement obligations to Mr. Shkreli are subject to dispute.  The Company intends to seek a private letter ruling from the IRS for a formal decision with respect to the applicability of the tax levy.
The Company believes it is probable that it will incur some amount of loss related to Mr. Shkreli’s claims for advancement (as described above), either to the IRS or to Mr. Shkreli. However, there is significant uncertainty as to the outcome of this matter such that the amount of the loss is not estimable at the present time. Prior to its receipt of the IRS tax levy, the Company and Mr. Shkreli had negotiated a potential resolution of this matter. However, the existence of the tax levy has prevented the parties from pursuing that resolution and made uncertain the amount of any obligation that the company may actually incur to the IRS or to Mr. Shkreli, as the case may be. Accordingly, as of June 30, 2016 no accruals for loss contingencies had been recorded.
From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.
NOTE 14.  SHARE BASED COMPENSATION
Restricted Shares
Service Based Restricted Stock Awards
The following table summarizes the Company’s restricted stock activity during the six months ended June 30, 2016:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding December 31, 2015	429,666	$20.38
Granted	130,000	16.01
Vested	(77,666)	16.63
Forfeited/canceled	(34,335)	12.07
Outstanding June 30, 2016	447,665	$20.40
At June 30, 2016, unamortized stock compensation for restricted stock awards was $6.4 million, with a weighted-average recognition period of 1.2 years.
Performance Based Restricted Stock Awards
During the three and six months ended June 30, 2016, the Company issued 70,000 performance based restricted stock awards.

Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2016:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	5,665,584	$17.05	8.75	$31,542
Granted	1,381,750	16.09
Exercised	(166,611)	9.43
Forfeited/canceled	(157,741)	20.58
Outstanding at June 30, 2016	6,722,982	$16.96	8.21	$26,854
At June 30, 2016, unamortized stock compensation for stock options was $46.8 million, with a weighted-average recognition period of 2.0 years.
At June 30, 2016, outstanding options to purchase 2.9 million shares of common stock were exercisable with a weighted-average exercise price per share of $13.84.
Share Based Compensation
The following table sets forth total non-cash stock-based compensation by operating statement classification for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$2,641	$1,749	$5,127	$3,968
Selling, general & administrative	4,852	3,245	9,159	6,599
Total	$7,493	$4,994	$14,286	$10,567
Exercise of Warrants
During the three and six months ended June 30, 2016, the Company issued 15,000 shares of common stock upon the exercise of warrants for cash received by the Company in the amount of $0.1 million. The Company reclassified $0.2 million derivative liability to equity for the value of these warrants on the date of exercise. The warrants were revalued immediately prior to exercise and the change in the fair value of $0.1 million was recorded as other expense in the consolidated financial statements of the Company.
At June 30, 2016 and December 31, 2015, warrants to purchase 2,650,548 and 2,665,548 shares of common stock, respectively, were outstanding.
NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$232	$289
Finished goods	2,481	2,247
Total inventory	$2,713	$2,536
The inventory reserve was $0 and $0.3 million at June 30, 2016 and December 31, 2015, respectively.
NOTE 16. RECEIVABLES
Accounts Receivables
Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $16.6 million and $12.5 million at June 30, 2016 and December 31, 2015, respectively. The total reserves for both periods were immaterial.
Notes Receivables
Notes receivable arose from the Company's sale of a Pediatric PRV in July 2015 to Sanofi for $245.0 million. $150.0 million was received upon closing, and $47.5 million is due on each of the first and second anniversaries of the closing. In accordance with GAAP, the Company recorded the future short term and long term notes receivable at their present value of $46.2 million and $44.9 million, respectively, at the date of the sale using a discount rate of 2.8%. The accretion on the notes receivable totaled $0.6 million and $1.3 million for the three and six month periods ending June 30, 2016, respectively, and is recorded in interest expense, net, in the Consolidated Statements of Operations and Comprehensive Income (Loss). The present value of the current and long-term notes receivable are $47.5 million and $46.2 million, respectively, and $46.8 million and $45.6 million, respectively, as of June 30, 2016 and December 31, 2015. The Company noted no indications for impairment as of June 30, 2016.
NOTE 17.    SUBSEQUENT EVENT
Maturity of Note Receivable
On July 1, 2016 the Company received $47.5 million from Sanofi. This is the second of three payments related to the PRV sale agreement whereby the Company transfered the PRV To Sanofi in 2015. See Note 16 for further discussion.
Cholic Acid territory transfer for Australia
On July 15, 2016 the Company signed a binding memorandum of understanding ("MOU") with Asklepion in which the Company agreed to transfer to Asklepion the Cholic Acid Product Data Assets and Cholic Acid Know-How solely in the territory of Australia. Under the MOU, Asklepion will have the right to license its territory rights but will remain responsible for performance by its licensees. As consideration for the transfer, Asklepion will pay a royalty to the Company based on net sales within the territory.
San Diego - New Lease
On July 26, 2016, the Company entered into a Lease Agreement (the "Lease") with Kilroy Realty, LP, a Delaware limited partnership, whereby it leased approximately 23,107 square feet of space located at 3721 Valley Centre Drive, San Diego, that will house our corporate headquarters. The Lease has a term of seven years and seven months, commencing on December 20, 2016; an annual base rent of approximately $1.1 million per annum plus escalations; a five year option renewal of the Lease at market rent; and additional rent for the proportionate share of the expense for the operation, maintenance and repair of the common areas.
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
Overview
We are a fully integrated biopharmaceutical company with approximately 130 employees headquartered in San Diego, California dedicated to delivering life-changing therapies to people living with rare diseases who have few, if any, treatment options. Our approach centers on our pipeline, featuring clinical-stage assets and pre-clinical discovery programs targeting rare diseases with significant unmet medical needs. Our research and development efforts are supported by revenues from the Company's marketed products, Chenodal®, Cholbam® and Thiola®. In addition we regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.
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
On June 20, 2016 we announced the signing of a definitive agreement to purchase the rights, titles, and ownership of a liquid formulation of ursodeoxycholic acid (L-UDCA or ursodiol) from Asklepion Pharmaceuticals, LLC. We intend to file a New Drug Application with the U.S. Food and Drug Administration for the liquid formulation of L-UDCA for the treatment of primary biliary cholangitis (PBC) in 2017. The total purchase price of the acquisition was $25.5 million. See Note 5 for further discussion.

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
Product Candidates:
Sparsentan
Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease and Nephrotic Syndrome (“NS”). There are no FDA approved pharmacological treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. We estimate that there are at least 40,000 FSGS patients in the United States. We have completed enrollment for our DUET Phase 2 clinical study of sparsentan for the treatment of FSGS and we anticipate having a top line data read out in the third quarter of 2016. Depending on the robustness of the data obtained in the DUET study, we may be able to support an application for accelerated approval for sparsentan on the basis of proteinuria as a surrogate endpoint. Sparsentan was granted orphan drug designation in the U.S. and E.U. in January and November 2015, respectively.
RE-024
We are developing RE-024, a novel small molecule, as a potential treatment for PKAN. PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect 1 to 3 persons per million. There are currently no viable treatment options for patients with PKAN. RE-024 is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing RE-024 in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. The Company filed a U.S. IND for RE-024 with the FDA in the first quarter of 2015 to support the commencement of a Company-sponsored Phase 1 study, which was successfully completed during 2015. The FDA granted RE-024 orphan drug designation in May 2015 and fast track designation by the FDA in June 2015. On February 24, 2016, we announced RE-024 was granted orphan drug designation from the European Commission. The Company continues discussion with the FDA and the EMA regarding the initiation of a potential registration-enabling efficacy trial in PKAN patients.
L-UDCA
Liquid ursodeoxycholic acid is a liquid formulation of ursodeoxycholic acid being developed for the treatment of a rare liver disease called PBC. The Company expects to file a New Drug Application with the FDA in 2017, and if approved, plans to make L-UDCA commercially available to the subset of PBC patients who have difficulty swallowing. There are no liquid formulations of ursodeoxycholic acid currently approved by the FDA.
RE-034
RE-034 is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in adrenocorticotropic hormone ("ACTH") incorporated into a novel formulation developed by the Company. RE-034 exhibits similar physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects. Retrophin has successfully manufactured RE-034 at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration. The Company is exploring strategic options for development of RE-034, including the evaluation of external partnership and out-licensing opportunities.
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
Results of Operations
Results of operations for the three and six month periods ended June 30, 2016 compared to the three and six month periods ended June 30, 2015.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase	2016	2015	Increase
Net product sales	$33,311	$24,068	$9,243	$62,319	$41,440	$20,879
The increase in sales for the three and six months ended June 30, 2016 over the prior year is due to increased patient counts for Chenodal and Thiola, and our acquisition of Cholbam on March 31, 2015.
Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase	2016	2015	Increase
Cost of goods sold	$1,021	$637	$384	$1,778	$912	$866
Research and development	17,675	10,563	7,112	32,347	20,910	11,437
Selling, general and administrative	23,205	19,692	3,513	42,330	34,547	7,783
Change in valuation of contingent consideration	2,789	120	2,669	5,485	120	5,365
	$44,690	$31,012	$13,678	$81,940	$56,489	$25,451
Research and development expenses
We make significant investments in research and development in support of our development programs. Research and development costs are expensed as incurred and primarily include salary and benefit costs, fees paid to clinical research organizations, and supply costs.
The increase in research and development costs of $7.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily due to support of on-going efforts for Sparsentan, RE-024 and preclinical activities of $5.0 million, shared-based compensation expense of $1.0 million and other increases due to the advancement and ramp up of clinical and preclinical research of $1.1 million.
The increase in research and development costs of $11.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is due to support of on-going efforts for Sparsentan, RE-024 and preclinical activities $8.2 million, salaries and share-based compensation expense of $1.5 million, and other increases due to the advancement and ramp up of clinical and preclinical research of $1.7 million.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include salary and benefit costs for employees included in our sales, marketing, finance, information technology, legal and administrative organizations, outside legal and professional services, amortization and facilities costs.
The increase in selling, general and administrative expenses of $3.5 million for the three months ended June 30, 2016 as compared to the three months ended 2015, is primarily due to an increase in personnel and compensation costs of $1.9 million, sales and marketing commercial programs of $1.4 million, and growth in foreign operations of $0.7 million, offset by lower legal fees in the current year of $0.5 million. These increased expenses are a result of the planned build out of the Company's sales force and sales support services.

The increase in selling, general and administrative expenses of $7.8 million for the six months ended June 30, 2016 as compared to the six months ended 2015, is primarily due to an increase in personnel and compensation of $4.8 million as a result of the planned build out of the Company's sales force and sales support services, amortization expense increase of $2.3 million from the acquisition of the Cholbam, sales and marketing support and promotional materials of $2.5 million, increases from growth in foreign operations of $1.2 million, offset by the settlement of an open account payable with our former outside legal counsel of $3.0 million.
Change in the valuation of contingent consideration
During the three and six month periods ended June 30, 2016, the Company incurred charges of $2.8 million and $5.5 million, respectively, in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). For the three month period ended June 30, 2016, $1.5 million and $1.3 million is related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam, respectively. For the six month period ended June 30, 2016, $2.9 million and $2.6 million is related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam, respectively. The value increased due to changes in the estimated timing of payments. During the three and six month periods ended June 30, 2015, the Company incurred charges of $0.1 million and $0.1 million, respectively, shown in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
Other Income/Expenses:
The following table provides information regarding other income (loss), net (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
Other income, net	$(206)	$522	$(728)	$4	$349	$(345)
Interest expense, net	(147)	(2,922)	2,775	(309)	(6,720)	6,411
Finance expense	—	—	—	—	(600)	600
Change in fair value of derivative instruments	(9,063)	(29,418)	20,355	5,277	(66,171)	71,448
Loss on extinguishment of debt	—	(2,250)	2,250	—	(2,250)	2,250
Litigation settlement gain	—	15,500	(15,500)	—	15,500	(15,500)
Bargain purchase gain	—	—	—	—	49,063	(49,063)
	$(9,416)	$(18,568)	$9,152	$4,972	$(10,829)	$15,801
Interest expense, net
Interest expense, net, decreased by $2.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  This decrease was due primarily to a reduction of interest expense of $1.4 million on the credit facility (extinguished in the third quarter of 2015) and lower amortization of debt discount of $0.3 million. The remaining change was due to increased interest income, of which $0.6 million related to interest on notes receivable and $0.5 million related to interest on investments.
Interest expense, net, decreased by $6.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to a reduction of interest expense of $2.7 million on the credit facility (extinguished in the third quarter of 2015), $1.1 million related to warrants issued for remediation of debt covenant violations (warrants issued in the first quarter of 2015), lower amortization of debt discount of $0.6 million, and increased interest income in the six months ended June 30, 2016, of which $1.3 million related to interest on notes receivable and $0.7 million related to interest on investments.
Change in fair value of derivative instruments
For the three and six months ended June 30, 2016, the company recognized a loss of $9.1 million and a gain of $5.3 million, respectively. For the three months ended June 30, 2016, the loss resulted from an increase of the stock price during the reporting period. For the six months ended June 30, 2016, the gain resulted from a decrease in the stock price during the reporting period.
For the three and six months ended June 30, 2015, the company recognized a loss of $29.4 million and $66.2 million, respectively, due to an increase in the derivative liability related to warrants, resulting from an increase in the Company's stock price.
Bargain Purchase Gain
For the six months ended June 30, 2015, the Company recognized a bargain purchase gain on the acquisition of Cholbam.
Income Tax Benefit:
In the second quarter of 2016, the Company recorded total tax benefit of $7.4 million, primarily relating to the utilization of United States federal orphan drug and research and development tax credits.

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
The Company had the following financial performance at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Cash & Cash Equivalents	$21,155	$37,805
Marketable securities	200,359	191,799
Accumulated Deficit	(67,340)	(65,153)
Stockholders' Equity	314,372	299,971

Net Working Capital	$220,089	$214,951
Net Working Capital Ratio	3.75	3.47
Convertible Notes Payable
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the Notes was $44.1 million and $43.8 million, at June 30, 2016 and December 31, 2015, respectively.
Cash Flows from Operating Activities
Cash provided by operating activities was $0.4 million for the six months ended June 30, 2016 compared to $1.4 million provided in the six months ended June 30, 2015. After disregarding non-cash changes such as derivative liability fluctuations, share based compensation, bargain purchase gain adjustments, and deferred tax asset reserves, the decrease of $1.0 million was primarily due to increases in operating expenses offset by increases in revenue.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2016 was $14.0 million compared to $32.4 million used for the six months ended June 30, 2015. The decrease of $18.4 million was partially attributable to cash used of $33.4 million in the purchase of Cholbam in 2015, offset by cash used to purchase marketable securities (net of marketable security maturities) of $8.6 million in 2016, and cash provided by the divestiture of assets of $3.3 million in 2015.
Cash Flows from Financing Activities
For the six months ended June 30, 2016, cash used by financing activities was $2.8 million compared to $140.5 million provided during the six months ended June 30, 2015. In 2015, cash of $140 million, net of fees, was provided from the Company's follow-on public offering.
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
Other Matters
Adoption of New Accounting Standards
See Note 3 to our unaudited Condensed Consolidated Financial Statements in this report for a discussion of adoption of new accounting standards.
Recently Issued Accounting Pronouncements
See Note 3 to our unaudited Condensed Consolidated Financial Statements in this report for a discussion of recently issued accounting pronouncements.
Off Balance Sheet Arrangements
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The information required by this Item is incorporated herein by reference to Notes to unaudited Condensed Consolidated Financial Statements--Note 13 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for sparsentan, RE-024 and L-UDCA, or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell sparsentan, RE-024 and L-UDCA or any other product candidate for which we obtain marketing approval.
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
We have no manufacturing capabilities and rely on third party manufacturers who are sole source suppliers for manufacturing of Chenodal Thiola, and Cholbam. The facilities used by our third party manufacturers must be approved by the FDA, or in the case of Kolbam in the European Union, the European Medicines Agency. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. If our third party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.
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
Our efforts to develop certain of our product candidates are at an early stage. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. We cannot assure that any future clinical trials of sparsentan, RE-024 and/or L-UDCA will ultimately be successful.

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
There can be no assurance that the DUET Phase 2 clinical study for sparsentan will meet its primary endpoint or that the data will support an application for accelerated approval by the FDA or that the FDA will accept a proteinuria endpoint. Likewise, there can be no assurance that any future clinical study for RE-024 will demonstrate that RE-024 is safe and effective for treating PKAN or that the data obtained from any such clinical trials will support an application for accelerated approval by the FDA.
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
*We face substantial risks related to the commercialization of our product candidates.
We have invested a significant portion of our efforts and financial resources in the development and acquisition of our most advanced product candidates, sparsentan, RE-024 and L-UDCA. Our ability to generate product revenue from these development stage compounds, which we do not expect will occur for at least the next several years, if ever, may depend heavily on the successful development and commercialization of these product candidates. The successful commercialization of our future product candidates will depend on several factors, including the following:

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
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. Obtaining orphan drug exclusivity for sparsentan and RE-024 may be important to the product candidate’s success. Even if we obtain orphan drug exclusivity, we may not be able to maintain it. For example, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved before our product candidate is approved, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
Risks Related to our Products and Product Candidates
*Our products may not achieve or maintain expected levels of market acceptance or commercial success.
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
Our current products and any products that we bring to the market, including sparsentan, RE-024 and L-UDCA if they receive marketing approval-may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and drug industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell drugs. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status for Cholbam and proprietary position with respect to sparsentan, RE-024 and L-UDCA may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render such potential products noncompetitive.
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
*We will likely experience fluctuations in operating results and could incur substantial losses.
We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. We have not completed development of any drugs and we anticipate that our expenses will increase substantially as we:

•	complete the Phase 2 DUET trial of sparsentan for the treatment of FSGS;

•	continue our ongoing clinical development of RE-024 for the treatment of PKAN;

•	complete requirements for filing of L-UDCA;

•	continue the research and development of additional product candidates;

•	expand our sales and marketing infrastructure to commercialize Cholbam and any new products for which we may obtain regulatory approval; and

•	expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
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
We expect our general, research and development expenses to increase in connection with our ongoing activities, particularly as we complete Phase 2 clinical studies of sparsentan, complete requirements for filings of L-UDCA and future clinical studies of RE-024, and for any later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates.
Management believes the Company’s ability to continue its operations depends on its ability to sustain and grow revenue, results of operations and its ability to access capital markets when necessary to accomplish its strategic objectives. Management believes that we may incur losses in the immediate future. For the six months ended June 30, 2016, the Company generated a positive cash flow from operations; however, we expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. The Company expects to finance its cash needs from cash on hand and results of operations, and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to continue our operations until we can achieve sustained profitability and positive cash flows from operating activities. Additional funds may not be available to us when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.
Our future capital requirements will depend on many factors, including:

•	the progress and results of our pre-clinical and clinical studies of sparsentan, RE-024 and L-UDCA and other drug candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
We are involved in various litigation matters, each describedin Note 13 of the unaudited Condensed Consolidated Financial Statements included in this report. Although we intend to vigorously defend any claims for which we have been named as a defendant, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
We are also subject to regulation by national, regional, state and local agencies, including but not limited to the FDA, Centers for Medicare and Medicaid Services, Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies. The FDC Act, Social Security Act, Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, clinical research, approval, production, labeling, sale, distribution, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government health care programs. Our manufacturing partners are subject to many of the same requirements.
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
As of June 30, 2016, we had approximately $46.0 million of total debt outstanding, classified as long term. The total debt outstanding relates to a Note Purchase Agreement dated May 29, 2014 for the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
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

4.10	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
4.11	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
10.1	Asset Purchase Agreement dated as of June 9, 2016 between Retrophin, Inc. and Asklepion Pharmaceuticals, LLC * †
10.2	Retrophin, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed with the SEC on May 19, 2016
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted parties have filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2016	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer