Form 10-Q
period 2016-09-30
Retrophin, Inc.
filed 2016-11-04
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of November 3, 2016 was 37,732,329.

RETROPHIN, INC.
Form 10-Q
September 30, 2016

		Page No.
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, in our quarterly reports in Form 10-Q for the periods ended March 31, 2016 and June 30, 2016, and in this Form 10-Q and information contained in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$23,895	$37,805
Marketable securities	250,408	191,799
Accounts receivable, net	14,955	12,458
Inventory, net	3,253	2,536
Prepaid expenses and other current assets	3,553	2,378
Prepaid taxes	—	8,107
Note receivable, current	46,526	46,849
Total current assets	342,590	301,932
Property and equipment, net	382	428
Other assets	1,974	1,859
Prepaid tax assets	3,240	—
Intangible assets, net	183,298	161,536
Goodwill	936	936
Note receivable, long term	—	45,573
Total assets	$532,420	$512,264

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,066	$7,639
Accrued expenses	40,376	23,820
Guaranteed minimum royalty	2,000	2,000
Other current liabilities	1,143	958
Taxes payable	3,879	—
Business combination-related contingent consideration	6,570	13,754
Derivative financial instruments, warrants	28,960	38,810
Total current liabilities	85,994	86,981
Convertible debt	44,257	43,766
Other non-current liabilities	2,461	3,066
Guaranteed minimum royalty, less current portion	8,281	8,885
Business combination-related contingent consideration, less current portion	75,370	45,267
Deferred income tax liability, net	8,462	24,328
Total liabilities	224,825	212,293
Stockholders' Equity:
Preferred stock $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 37,703,996 and 36,465,853 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	412,348	365,802
Accumulated deficit	(104,453)	(65,153)
Accumulated other comprehensive loss	(304)	(682)
Total stockholders' equity	307,595	299,971
Total liabilities and stockholders' equity	$532,420	$512,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net product sales	$33,945	$28,005	$96,265	$69,444

Operating expenses:
Cost of goods sold	1,573	513	3,351	1,424
Research and development	18,428	14,064	50,775	34,974
Selling, general and administrative	23,848	22,308	66,178	56,856
Legal fee settlement	5,212	—	5,212	—
Change in fair value of contingent consideration	5,256	6,906	10,741	7,026
Impairment of intangible assets	—	4,710	—	4,710
Total operating expenses	54,317	48,501	136,257	104,990

Operating loss	(20,372)	(20,496)	(39,992)	(35,546)

Other income (expenses), net:
Other income (expenses), net	151	(314)	156	35
Interest expense, net	(299)	(695)	(609)	(7,415)
Debt early payment penalty	—	—	—	(2,250)
Finance expense	—	—	—	(600)
Change in fair value of derivative instruments	(10,126)	29,991	(4,849)	(36,180)
Gain on sale of assets	—	140,004	—	140,004
Loss on extinguishment of debt	—	(4,151)	—	(4,151)
Litigation settlement gain	—	—	—	15,500
Bargain purchase gain	—	—	—	49,063
Total other income (loss), net	(10,274)	164,835	(5,302)	154,006

Income (loss) before provision for income taxes	(30,646)	144,339	(45,294)	118,460

Income tax benefit (expense)	(6,467)	(38,761)	5,994	1,246

Net income (loss)	$(37,113)	$105,578	$(39,300)	$119,706

Net earnings (loss) per common share, basic	$(1.00)	$2.95	$(1.07)	$3.67
Net earnings (loss) per common share, diluted	$(1.00)	$1.78	$(1.07)	$3.30
Weighted average common shares outstanding, basic	36,980,356	35,741,877	36,728,911	32,650,408
Weighted average common shares outstanding, diluted	36,980,356	42,752,859	36,728,911	36,800,536

Comprehensive income (loss):
Net income (loss)	$(37,113)	$105,578	$(39,300)	$119,706
Foreign currency translation	17	14	19	8
Unrealized gain (loss) on marketable securities	308	(876)	(397)	(4,395)
Comprehensive income (loss)	$(36,788)	$104,716	$(39,678)	$115,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$(39,300)	$119,706
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,953	9,417
Realized gain (loss) on marketable securities	(11)	293
Gain upon divestiture of Pediatric Priority Review Voucher	—	(140,004)
Gain upon divestiture of assets to Turing Pharmaceuticals	—	(914)
Deferred income tax benefit	(10,999)	(11,791)
Interest income from notes receivable	(1,605)	—
Legal fee settlement	5,212	—
Non-cash interest expense	1,551	1,818
Amortization of premiums on marketable securities	853	—
Amortization of debt discount and deferred financing costs	491	1,175
Lease liability	—	32
Loss on early retirement of debt	—	4,151
Impairment of intangible assets	—	4,710
Loss on disposal of fixed assets	—	112
Legal accrual reversal	(2,967)	—
Bargain purchase gain	—	(49,063)
Share based compensation	22,034	18,748
Derivative financial instruments, warrants, issued, recorded in interest expense	—	1,050
Change in estimated fair value of liability classified warrants	4,849	36,180
Change in estimated fair value of contingent consideration	10,741	7,026
Payments related to change in fair value of contingent consideration	(772)	(203)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,486)	(5,540)
Inventory	(712)	(1,284)
Prepaid expenses and other current assets	(822)	(1,912)
Accounts payable and accrued expenses	3,278	(1,172)
Income taxes payable	3,879	9,628
Net cash provided by operating activities	5,167	2,163

Cash Flows From Investing Activities:
Purchase of fixed assets	(61)	(35)
Cash paid for intangible assets	(7,632)	(5,271)
Proceeds from the sale/maturity of marketable securities	92,609	4,977
Purchase of marketable securities	(152,016)	(94,793)
Proceeds from maturity of note receivable	47,500	—
Security deposits	(115)	—
Cash received upon divestiture of asset	—	148,411
Cash paid upon acquisition, net of cash acquired	(500)	(33,430)
Net cash provided by (used in) investing activities	(20,215)	19,859

Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration-Manchester	(3,257)	(2,220)
Payment of acquisition-related contingent consideration-Asklepion	(1,082)	(307)
Payment of guaranteed minimum royalty	(1,500)	(1,500)
Proceeds from exercise of warrants	5,998	4,372
Payment of other liability	(750)	(1,000)
Proceeds from exercise of stock options	2,225	5,237
Excess benefit related to stock compensation	(439)	834
Repayment of credit facility	—	(45,000)
Proceeds received from issuance of common stock	—	149,454
Financing costs from issuance of common stock	—	(9,500)
Net cash provided by financing activities	1,195	100,370

Effect of exchange rate changes on cash	(57)	—
Net change in cash	(13,910)	122,392
Cash, beginning of year	37,805	18,204

Cash, end of period	$23,895	$140,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATMENTS
NOTE 1.  DESCRIPTION OF BUSINESS
Organization and Description of Business
In this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we”, “our”, “us”, “Retrophin” and the “Company” refer to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. We are a fully integrated biopharmaceutical company with approximately 135 employees headquartered in San Diego, California dedicated to delivering life-changing therapies to people living with rare diseases who have few, if any, treatment options. Our approach centers on our pipeline, featuring clinical-stage assets and pre-clinical discovery programs targeting rare diseases with significant unmet medical needs. Our research and development efforts are supported by revenues from the Company's marketed products, Chenodal®, Cholbam® and Thiola®. In addition we regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.
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

•	Thiola® (tiopronin) is approved in the United States for the prevention of cystine (kidney) stone formation in patients with homozygous cystinuria.
Product Candidates:
Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for focal segmental glomerulosclerosis ("FSGS"), which is a leading cause of end-stage renal disease and Nephrotic Syndrome (“NS”). There are no U.S. Food and Drug Administration ("FDA") approved pharmacological treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. In the third quarter of 2016, we announced positive top-line data from the Phase 2 DUET study of sparsentan for the treatment of FSGS. We will work with the FDA in the near future to determine the most expeditious path forward to gain approval for sparsentan. Sparsentan was granted orphan drug designation in the U.S. and EU in January 2015 and November 2015, respectively.
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
L-UDCA is a liquid formulation of ursodeoxycholic acid being developed for the treatment of a rare liver disease called primary biliary cholangitis ("PBC"). Retrophin expects to file a New Drug Application with the FDA in 2017 and, if approved, plans to make L-UDCA commercially available to the subset of PBC patients who have difficulty swallowing. There are no liquid formulations of ursodeoxycholic acid currently approved by the FDA.
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

Preclinical:
NGLY1
The Company entered into a research collaboration with the Grace Science Foundation and the Warren Family Research Center for Drug Discovery and Development at the University of Notre Dame for the development of a novel therapeutic for patients with NGLY1 deficiency, a rare genetic disorder. NGLY1 deficiency is believed to be caused by a deficiency in an enzyme called N-glycanase-1, which is encoded by the gene NGLY1. The condition is characterized by a variety of symptoms, including global developmental delay, movement disorder, seizures, and ocular abnormalities. Under this collaboration, the Grace Science Foundation is providing support and funding to Retrophin to enable discovery efforts that aim to validate and address a new molecular target that may be relevant to NGLY1 deficiency. The Warren Family Research Center for Drug Discovery and Development at the University of Notre Dame is providing funding and in-kind research support to help Retrophin advance this program.
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
Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as a deferred charge. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015. The Company retroactively adopted the new guidance in 2016. The adoption of the new guidance did not have a material impact on the Company’s financial statements. See Note 10 for further discussion.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. However, an entity shall not offset deferred tax liabilities and assets attributable to different tax jurisdictions. This ASU is effective for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted, and the new guidance may be applied either prospectively or retrospectively. We adopted this guidance prospectively as of December 31, 2015. Therefore, prior periods have not been adjusted to reflect this adoption. This change in accounting principle did not change our results of operations, cash flows or stockholders’ equity.
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
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard amends Topic 330, Inventory, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. When this standard is adopted, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard will not have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company currently holds available for sale debt securities that are affected by this ASU. This ASU is not expected to have a material impact on the Company’s financial statements.
In October 2016, the FASB issued No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The new guidance will be effective for the Company starting in fiscal year 2018 on a modified retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements as well as whether to adopt the new guidance early.
NOTE 4.  INCOME TAXES
The following table summarizes our effective tax rate and income tax (expense) benefit for the three and nine months ended September 30, 2016 and 2015 (in thousands except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective tax rate	(21.1)%	26.9%	13.2%	(1.1)%
Income tax (expense) benefit	(6,467)	(38,761)	5,994	1,246
For the three and nine months ended September 30, 2016, we recognized an income tax expense of $6.5 million and an income tax benefit $6.0 million, respectively, representing an effective tax rate of (21.1)% and 13.2%, respectively. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The difference between the expected statutory federal tax benefit of 35% and the (21.1)% effective tax expense for the three months ended September 30, 2016, was primarily attributable to the increase in valuation allowance against our deferred tax assets, partially offset by the tax benefit of prior year return to provision true-ups.
The difference between the expected statutory federal tax benefit of 35% and the 13.2% effective tax benefit for the nine months ended September 30, 2016, was primarily attributable to the increase in valuation allowance against our deferred tax assets.
For the three and nine months ended September 30, 2015, we recognized income tax expense of $38.8 million and an income tax benefit of $1.2 million, respectively, representing an effective tax rate of 26.9% and (1.1)%, respectively. The difference between the expected statutory federal tax expense of 35% and the (1.1)% effective tax benefit for the nine months ended September 30, 2015, was primarily attributable to the current and deferred tax expense recorded on the sale of our Priority Review Voucher, offset by the partial release of the US federal valuation allowance.
At September 30, 2016, we had gross unrecognized tax benefits of $1.5 million compared to $3.3 million at December 31, 2015, representing a net decrease of $1.8 million during the nine months ended September 30, 2016. If recognized, none of unrecognized tax benefits would affect the Company’s effective tax rate.  We did not recognize any interest and penalties related to unrecognized tax benefits during the nine months ended September 30, 2016.
We are currently under income tax audit examination for our United States federal income tax return for 2014. At this time, we do not anticipate that the conclusion of the audit will have a material effect on the financial statements.
NOTE 5. BUSINESS COMBINATION
Acquisition of Liquid Ursodeoxycholic Acid (L-UDCA)
On June 20, 2016, the Company announced the signing of a definitive agreement to purchase the rights, titles, and ownership of L-UDCA from Asklepion. Retrophin intends to file a New Drug Application ("NDA") with the FDA for L-UDCA for the treatment of PBC in 2017.
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
The purchase included $25.5 million for an intangible asset with a definite life related to product rights for the U.S. The useful life related to the acquired product rights is expected to be approximately 17 years once the NDA is approved by the FDA.
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
As part of the business combination the Company recorded a deferred tax liability of $39.9 million. The deferred tax liability was derived from the difference in the Company's book basis and tax basis in the assets acquired of $88.5 million. The tax rate utilized was 45.4%.
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
NOTE 6. MARKETABLE SECURITIES
 The Company's marketable securities as of September 30, 2016 and December 31, 2015 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. During the nine months ended September 30, 2016, investment activity for the Company included $92.6 million in maturities and purchases of $152.0 million, all relating to debt based marketable securities.

Marketable securities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Marketable other than equity securities:
Commercial paper	$37,251	$31,864
Corporate debt securities	173,669	125,547
Securities of government sponsored entities	39,488	34,388
Total Marketable Securities:	$250,408	$191,799
The following is a summary of short-term marketable securities classified as available-for-sale as of September 30, 2016 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable other than equity securities:
Commercial paper	Less than 1	$37,302	$—	$(51)	$37,251
Corporate debt securities	Less than 1	96,929	18	(57)	96,890
Securities of government-sponsored entities	Less than 1	9,500	—	—	9,500
Total maturity less than 1 year		143,731	18	(108)	143,641
Corporate debt securities	1 to 2	76,909	24	(154)	76,779
Securities of government-sponsored entities	1 to 2	30,012	—	(24)	29,988
Total maturity 1 to 2 years		106,921	24	(178)	106,767
Total available-for-sale securities		$250,652	$42	$(286)	$250,408
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2015 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Other than Equity Securities:
Commercial paper	Less than 1	$31,899	$6	$(41)	$31,864
Corporate debt securities	Less than 1	69,859	—	(164)	69,695
Total maturity less than 1 year		101,758	6	(205)	101,559
Corporate debt securities	1 to 2	56,162	—	(310)	55,852
Securities of government-sponsored entities	1 to 2	34,522	2	(136)	34,388
Total maturity 1 to 2 years		90,684	2	(446)	90,240
Total available-for-sale securities		$192,442	$8	$(651)	$191,799
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of September 30, 2016 and December 31, 2015, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.
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

The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash adjustments within other income (expenses), net, in the Company’s accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company recorded a loss on the change in the estimated fair value of warrants of $10.1 million and $4.8 million for the three and nine months ended September 30, 2016, respectively, and a gain on the change in the estimated fair value of warrants of $30.0 million and a loss on the change in the estimated fair value of warrants of $36.2 million for the three and nine months ended September 30, 2015, respectively.
The Company calculated the fair value of the warrants using the Monte Carlo Simulation as of September 30, 2016 and December 31, 2015, using the following assumptions:

	September 30, 2016	December 31, 2015
Fair value of common stock	$22.38	$19.29
Remaining life of the warrants (in years)	1.4 - 3.3 years	2.1 - 4.0 years
Risk-free interest rate	.66-.89%	1.11-1.59%
Expected volatility	55-80%	75-85%
Dividend yield	—%	—%
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
In estimating the fair value of the Company’s derivative liabilities, the Company used the Monte Carlo Simulation as of September 30, 2016 and December 31, 2015. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.
In estimating the fair value of the Company’s contingent consideration, the Company used the comparable uncontrolled transaction (“CUT”) method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, due to their short term nature. We estimate the fair value of convertible debt is $74.7 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and term of debt.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2016 (in thousands):

	As of September 30, 2016
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Marketable securities, available-for-sale	$250,408	$—	$250,408	$—

Liabilities:
Derivative liability related to warrants	$28,960	$—	$—	$28,960
Business combination-related contingent consideration	$81,940	$—	$—	$81,940

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
The following table sets forth a summary of changes in the estimated fair value of the Company’s derivative financial instruments-warrants liability for the nine months ended September 30, 2016 (in thousands):

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2016	$38,810
Reclassification of derivative liability to equity upon exercise of warrants	(14,699)
Change in estimated fair value of liability classified warrants	4,849
Balance at September 30, 2016	$28,960
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. See Note 7 for further discussion of derivative financial instruments relating to warrants.
The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the nine months ended September 30, 2016 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2016	$59,021
Increase from revaluation of contingent consideration	10,741
Acquisition of L-UDCA	25,000
Contractual payments	(3,149)
Contractual payments accrued at September 30, 2016	(9,756)
Foreign currency impact	83
Balance at September 30, 2016	$81,940
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
During the three and nine month periods ended September 30, 2016, the Company incurred charges of $5.3 million and $10.7 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the revaluation of the contingent consideration liabilities. For the three month period ended September 30, 2016, $1.6 million, $1.8 million and $1.9 million are related to the increase in contingent consideration liabilities for the products Chenodal, Cholbam and product candidate L-UDCA, respectively. For the nine month period ended September 30, 2016, $4.4 million, $4.4 million and $1.9 million are related to the increase in contingent consideration liabilities for the products Chenodal, Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to changes in the estimated timing of payments. During the three and nine month periods ended September 30, 2015, the Company incurred charges of $6.9 million and $7.0 million, respectively, in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
NOTE 9. INTANGIBLE ASSETS
As of September 30, 2016, the net book value of amortizable intangible assets was approximately $183.3 million.

The following table sets forth amortizable intangible assets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Finite-lived intangible assets	$212,722	$179,096
Less: accumulated amortization	(29,424)	(17,560)
Net carrying value	$183,298	$161,536
The following table summarizes amortization expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$82	$200	$245	$614
Selling, general and administrative	3,987	3,675	11,619	8,803
Total amortization expense	$4,069	$3,875	$11,864	$9,417
NOTE 10.  CONVERTIBLE NOTES PAYABLE
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms, and there are no contractual payments due prior to that date. At September 30, 2016 and December 31, 2015, the aggregate carrying value of the Notes was $44.3 million and $43.8 million, respectively.
As of March 31, 2016, the Company retrospectively adopted FASB ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as a deferred charge. At September 30, 2016 and December 31, 2015 the debt issuance costs related to the Notes was $0.1 million.
NOTE 11. ACCRUED EXPENSES
Accrued expenses at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Government rebates payable	$4,470	$3,158
Compensation related costs	6,387	7,143
Legal fees (1)	4,050	882
Accrued royalties and contingent consideration	13,194	4,688
Research and development	6,694	4,281
Selling, general and administrative	1,417	2,704
Miscellaneous accrued	4,164	964
	$40,376	$23,820
(1) Included in 2016 balance is $3.2 million, the cash portion of the legal fee settlement. See Note 13 for details.
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

Basic and diluted net earnings (loss) per share is calculated as follows (net income amounts are stated in thousands):

	Three Months Ended
	September 30, 2016			September 30, 2015
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic Earnings per Share	36,980,356	$(37,113)	$(1.00)	35,741,877	$105,578	$2.95
Dilutive shares related to warrants	—	—		2,053,934	—
Change in fair value of derivative instruments	—	—		—	(29,991)
Convertible debt	—	—		2,642,160	518
Restricted stock	—	—		409,166	—
Stock options	—	—		1,905,722	—
Dilutive net earnings (loss) per share	36,980,356	$(37,113)	$(1.00)	42,752,859	$76,105	$1.78

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic net earnings (loss) per share	36,728,911	$(39,300)	$(1.07)	32,650,408	$119,706	$3.67
Convertible debt	—	—		2,642,160	1,553
Restricted stock	—	—		331,073	—
Stock options	—	—		1,176,895	—
Dilutive net earnings (loss) per share	36,728,911	$(39,300)	$(1.07)	36,800,536	$121,259	$3.30
For the three and nine months ended September 30, 2016 and 2015, the following shares were excluded because they were anti-dilutive (share amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Restricted stock units	0.3	—	0.3	—
Convertible debt	2.6	—	2.6	—
Options	6.7	1.8	6.1	1.1
Warrants	1.8	—	1.8	2.7
Total anti-dilutive shares	11.4	1.8	10.8	3.8
NOTE 13.  COMMITMENTS AND CONTINGENCIES
Leases and Sublease Agreements
California Offices
San Diego Office
On September 15, 2016 the Company signed a lease for the second floor of 3721 Valley Centre Drive in San Diego, California. This location will become the Company's headquarters in December 2016, when renovations are expected to be completed. Lease commencement is based upon occupation of the premises which is estimated to be December 16, 2016. For GAAP, lease commencement is the day the Company takes control of the premises, which was September 15, 2016. The Company rents this office space for approximately $1.1 million per annum plus escalations. The lease is expected to expire 91 months from the first full month of occupation, or July 31, 2024. The Company negotiated a tenant allowance of $1.5 million paid by the landlord to help with the renovations of the facility.
On September 8, 2014, the Company entered into a lease agreement for its current corporate headquarters located in San Diego, California. The Company rents this office space for approximately $0.5 million per annum plus escalations. The lease commenced on October 1, 2014 and expires on December 31, 2017.
Carlsbad Office - Vacated
In October 2014, the Company ceased use of this facility and all employees moved into the current headquarters facility in San Diego, California. As a result of vacating this location, the Company recorded a loss of $0.2 million in the year ended December 31, 2014. The Company's lease for the two suites which encompass this facility expires on June 30, 2017. The Company has sublet the two suites through the expiration of the lease.
Massachusetts Office

On July 31, 2014, the Company entered into a sublease agreement for office space located in Cambridge, Massachusetts. The Company rents this office space for approximately $0.8 million per annum. The sublease expires on December 31, 2016.
New York Office
On December 30, 2015, the Company amended the lease agreement for its offices in New York, New York to extend the lease term through November 2018. The Company rents this office space for approximately $0.5 million per annum plus escalations.
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
Contractual Commitments
The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of September 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,663	$1,288	$3,138	$1,218	$5,019
Note payable, including contractual interest	52,037	2,070	49,967	—	—
Sales support services	3,158	416	833	1,909	—
Product supply contracts	1,117	867	250	—	—
	$66,975	$4,641	$54,188	$3,127	$5,019
Legal Proceedings
On September 19, 2014, purported shareholders of the Company sued Martin Shkreli, the Company’s former Chief Executive Officer, in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The Company is a nominal defendant in this action. The plaintiffs sought, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The Court has approved a settlement between the parties, under which Mr. Shkreli is obligated to pay $2.025 million to the Company and an additional $0.6 million to Plaintiffs to compensate them for their legal fees.  Mr. Shkreli defaulted on the judgment and the Company and the Plaintiffs took steps to collect it.  The Company did not record anything related to the judgment on its financial statements for 2015. Any related amounts received will be recorded against equity when collected.  On February 18, 2016, Mr. Shkreli sought leave from the Court to move for a protective order to block the enforcement of the judgment.  The Company and Plaintiffs’ counsel also sought leave to file motions in connection with their enforcement efforts.  On March 16, 2016, the Court granted the parties leave to file their respective motions and ordered that all enforcement efforts be stayed for thirty days.  On May 24, 2016, Plaintiffs’ counsel informed the Court that the parties had entered into an agreement under which Plaintiffs’ counsel were to be paid in full, and that pursuant to that agreement they had no further stake in the matter and would not participate in future case events. Under that agreement, the Company paid $8,249 to Plaintiffs’ counsel to compensate them for certain disbursements which Plaintiffs’ counsel had made in connection with their efforts to enforce the judgment, and the Company also assumed control over all restraining notices and subpoenas previously served by Plaintiffs’ counsel. At a status conference on June 10, 2016, the Court ordered Mr. Shkreli and the Company to keep the Court updated on the progress of their settlement negotiations. To date, none of the parties have filed any of the motions which they previously sought leave to file. The Company and Mr. Shkreli have entered into a binding term sheet with respect to a settlement, under which the $2.025 million judgment against Mr. Shkreli would offset and satisfy certain existing legal fees that Mr. Shkreli claimed should be advanced to him by the Company, as described more fully below.
In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requested information regarding, among other things, the Company’s relationship with Mr. Shkreli and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and is cooperating with the investigation. On December 17, 2015, an indictment against the Company’s former Chief Executive Officer, Martin Shkreli, and its former outside counsel, Evan Greebel, was unsealed in the United States District Court for the Eastern District of New York. A superseding indictment reflecting additional charges was filed on June 3, 2016. The Company has also been cooperating with a parallel investigation by the U.S. Securities and Exchange Commission (the “SEC”). On December 17, 2015, the SEC filed a civil complaint against Mr. Shkreli, Mr. Greebel, MSMB Capital Management LLC, and MSMB Healthcare Management LLC in the United States District Court for the Eastern District of New York. In connection with these proceedings, Mr. Shkreli, as well as a number of other current and former directors, officers and employees, have sought advancement of their legal fees from the Company. Mr. Shkreli, in particular, claims that the Company owes him in excess of $5 million in legal fees that he has incurred defending these actions. The Company disputed its obligation to pay the amount in full. The Company and Mr. Shkreli have entered into a binding term sheet with respect to a settlement under which the Company will advance $2.8 million in legal fees to Mr. Shkreli’s counsel, representing a portion of the existing legal fees related to these proceedings that Mr. Shkreli claims should be advanced. The Company will also undertake an obligation to advance an additional $2 million in future legal fees in the event the matter proceeds to trial. The Company expects to receive payment from its directors’ and officers’ insurance carriers for a portion of the legal fees it advances, although the amount it will receive from the insurance carriers is not currently estimable. In addition, the legal fees the Company advances will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
On August 17, 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Martin Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors (Retrophin, Inc. v. Shkreli, 15-CV-06451(NRB)). On August 19, 2015, Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company has asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The parties have selected an arbitration panel. On Mr. Shkreli’s application, and with the Company’s consent, the federal Court has granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims will be litigated in the arbitration, as the Company is seeking. On April 22, 2016, the arbitration panel granted the parties’ request for a stay of the proceedings pending settlement discussions. In connection with these proceedings, Mr. Shkreli has sought advancement of his legal fees from the Company relating to his defense of the Company’s claims against him. Mr. Shkreli claims that he has to date incurred in excess of $2.8 million in fees, including fees incurred in negotiating with the Company over advancement. The Company disputed its obligation to pay the amount in full. The Company and Mr. Shkreli have entered into a binding term sheet with respect to a settlement under which the significant majority of the existing legal fees related to these proceedings that Mr. Shkreli claims should be advanced will be offset and satisfied by the $2.025 million judgment against Mr. Shkreli in the Donoghue v. Retrophin, Inc. case described above. The Company will advance $0.4 million in legal fees to Mr. Shkreli’s counsel, representing a portion of the remaining existing legal fees related to these proceedings that Mr. Shkreli claims should be advanced. The legal fees the Company advances will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
In July 2016, the Company received a demand for payment from the United States Internal Revenue Service (“IRS”) regarding a levy issued by the IRS in March 2016 with respect to unpaid federal income taxes personally owed by Mr. Shkreli for the year ended December 31, 2014, for approximately $4.0 million, which has since been reduced to $2.4 million. The levy sought to collect any property or rights to property (such as money, credits and bank deposits) in the Company’s possession that belong to or are owed to Mr. Shkreli.  The Company believes that it is uncertain, as a matter of law, whether and how the tax levy applies to the Company’s advancement obligations to Mr. Shkreli.  The Company currently believes the IRS will not enforce the tax levy against the Company once the IRS receives certain payments from Mr. Shkreli. The Company’s settlement with Mr. Shkreli enables the delivery of these payments to the IRS. Once these payments are received and the IRS has confirmed the tax levy has been satisfied, the remaining terms of the settlement will become effective. The settlement will satisfy the Company’s obligation in full to provide advancement or indemnification for existing legal fees in the proceedings described above.
As of September 30, 2016, the Company has recorded expenses related to the settlement of approximately $5.2 million on its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which approximately $3.2 million consists of cash payments. The remainder consists of the $2.025 million offset judgment against Mr. Shkreli in the Donoghue v. Retrophin, Inc. case described above. The expense does not include the additional $2 million in future legal fees that the Company will be obligated to advance in the event the criminal and SEC actions involving Mr. Shkreli proceed to trial. Although the Company expects to receive payment from its directors’ and officers’ insurance carriers for a portion of the legal fees it will advance as part of the contemplated settlement, the Company has not yet recorded any gain contingency for such payments as the amount it will receive from the insurance carriers is not currently estimable. While the Company believes the contemplated settlement is probable, it has not yet been finalized, and therefore the settlement may not be consummated on the currently anticipated terms, if at all.
From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.
NOTE 14.  SHARE BASED COMPENSATION
Restricted Shares
Service and Performance Based Restricted Stock Units
The following table summarizes the Company’s restricted stock activity during the nine months ended September 30, 2016:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding December 31, 2015	429,666	$20.38
Granted	245,000	17.52
Vested	(120,501)	18.49
Forfeited/canceled	(54,835)	15.39
Outstanding September 30, 2016	499,330	$19.98

At September 30, 2016, unamortized stock compensation for restricted stock awards was $6.7 million, with a weighted-average recognition period of 1.1 years.
Performance Based Restricted Stock Awards
During the nine months ended September 30, 2016, the Company granted 130,000 performance based restricted stock awards, included in the Restricted Stock Awards table above.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	5,665,584	$17.05	8.75	$31,542
Granted	1,685,250	16.72
Exercised	(220,109)	10.11
Forfeited/canceled	(273,450)	20.61
Outstanding at September 30, 2016	6,857,275	$17.05	8.13	$49,301
At September 30, 2016, unamortized stock compensation for stock options was $42.5 million, with a weighted-average recognition period of 2.0 years.
At September 30, 2016, outstanding options to purchase 3.4 million shares of common stock were exercisable with a weighted-average exercise price per share of $14.41.
Share Based Compensation
The following table sets forth total non-cash stock-based compensation by operating statement classification for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$2,934	$2,692	$8,061	$6,660
Selling, general & administrative	4,814	5,489	13,973	12,088
Total	$7,748	$8,181	$22,034	$18,748
Exercise of Warrants
During the three and nine months ended September 30, 2016, the Company issued 882,533 and 897,533 shares of common stock, respectively, upon the exercise of warrants for cash received by the Company in the amount of $5.9 million and $6.0 million, respectively. The Company reclassified $14.5 million and $14.7 million, respectively, of derivative liability to equity for the value of these warrants on the date of exercise. The warrants were revalued immediately prior to exercise and the change in the fair value of $2.9 million for both periods was recorded as other expense in the consolidated financial statements of the Company.
At September 30, 2016 and December 31, 2015, warrants to purchase 1,768,015 and 2,665,548 shares of common stock, respectively, were outstanding.
NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$778	$289
Finished goods	2,475	2,247
Total inventory	$3,253	$2,536
The inventory reserve was $0.6 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively.
NOTE 16. RECEIVABLES
Accounts Receivables

Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $15.0 million and $12.5 million at September 30, 2016 and December 31, 2015, respectively. The total reserves for both periods were immaterial.
Notes Receivables
The notes receivable arose from the Company's sale of a Pediatric PRV in July 2015 to Sanofi for $245.0 million. $150.0 million was received upon closing, and $47.5 million is due on each of the first and second anniversaries of the closing. In accordance with GAAP, the Company recorded the future short term and long term notes receivable at their present value of $46.2 million and $44.9 million, respectively, at the date of the sale using a discount rate of 2.8%. The accretion on the notes receivable totaled $0.3 million and $1.6 million for the three and nine month periods ending September 30, 2016, respectively, and is recorded in interest expense, net, in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The first anniversary payment was received on July 2, 2016. The present value of the remaining notes receivable is $46.5 million and is recorded in current assets at September 30, 2016. At December 31, 2015, notes receivable was recorded in long term assets with a present value of $45.6 million. There are no indications for impairment as of September 30, 2016 and December 31, 2015.
NOTE 17. SUBSEQUENT EVENT
On November 1, 2016, the Company signed a legal settlement with its former Chief Executive Officer ("CEO") relating to his claims for advancement of legal fees relating to his defense for actions while employed by the Company. See Note 13 for further discussion.
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
Overview
We are a fully integrated biopharmaceutical company with approximately 135 employees headquartered in San Diego, California dedicated to delivering life-changing therapies to people living with rare diseases who have few, if any, treatment options. Our approach centers on our pipeline, featuring clinical-stage assets and pre-clinical discovery programs targeting rare diseases with significant unmet medical needs. Our research and development efforts are supported by revenues from the Company's marketed products, Chenodal®, Cholbam® and Thiola®. In addition we regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious, catastrophic or rare diseases and that we believe offer attractive growth characteristics.
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

On September 7, 2016, we announced positive top-line results from the Phase 2 DUET study of sparsentan in patients with focal segmental glomerulosclerosis (FSGS). In the DUET study, the mean reduction of proteinuria from baseline after eight weeks of treatment for all patients treated with 200, 400, and 800 mg/day of sparsentan (n=64) was 44.8 percent, compared to a mean reduction of proteinuria for all patients receiving 300 mg/day of irbesartan (n=32) of 18.5 percent (p=0.006). Further, the mean reduction of proteinuria from baseline after eight weeks of treatment for all patients treated with 400 mg and 800 mg doses of sparsentan (n=51) was 47.4 percent, compared to a mean proteinuria reduction of 19.0 percent for patients receiving 300 mg of irbesartan (n=25) in these two dose cohorts (p=0.011). The comparison of individual sparsentan dose cohorts to irbesartan showed clear signals of relative improvement, but did not reach statistical significance.
Top-line results suggest sparsentan was generally safe and well-tolerated in the DUET study. One serious adverse event, anemia, classified as potentially related to treatment, occurred in the sparsentan group but did not result in study discontinuation during the eight-week blinded treatment period. There were no withdrawals due to fluid retention during the eight-week blinded treatment period. All patients who completed the eight-week treatment period entered the ongoing open label extension study, and the vast majority of these patients continue to receive therapy.
On June 20, 2016 we announced the signing of a definitive agreement to purchase the rights, titles, and ownership of a liquid formulation of ursodeoxycholic acid (L-UDCA or ursodiol) from Asklepion Pharmaceuticals, LLC. We intend to file a New Drug Application with the U.S. Food and Drug Administration for the liquid formulation of L-UDCA for the treatment of primary biliary cholangitis ("PBC") in 2017. The total purchase price of the acquisition was $25.5 million. See Note 5 for further discussion.

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
Product Candidates:
Sparsentan
Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease and Nephrotic Syndrome (“NS”). There are no FDA approved pharmacological treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. We estimate that there are at least 40,000 FSGS patients in the United States. In the third quarter of 2016, we announced positive top-line data from the Phase 2 DUET study of sparsentan for the treatment of FSGS. We will work with the FDA in the near future to determine the most expeditious path forward to gain approval for sparsentan. Sparsentan was granted orphan drug designation in the U.S. and EU in January 2015 and November 2015, respectively.
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
Preclinical:
NGLY1
The Company entered into a research collaboration with the Grace Science Foundation and the Warren Family Research Center for Drug Discovery and Development at the University of Notre Dame for the development of a novel therapeutic for patients with NGLY1 deficiency, a rare genetic disorder. NGLY1 deficiency is believed to be caused by a deficiency in an enzyme called N-glycanase-1, which is encoded by the gene NGLY1. The condition is characterized by a variety of symptoms, including global developmental delay, movement disorder, seizures, and ocular abnormalities. Under this collaboration, the Grace Science Foundation is providing support and funding to Retrophin to enable discovery efforts that aim to validate and address a new molecular target that may be relevant to NGLY1 deficiency. The Warren Family Research Center for Drug Discovery and Development at the University of Notre Dame is providing funding and in-kind research support to help Retrophin advance this program.
Results of Operations
Results of operations for the three and nine month periods ended September 30, 2016 compared to the three and nine month periods ended September 30, 2015.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net product sales	$33,945	$28,005	$5,940	$96,265	$69,444	$26,821
The increase in sales for the three and nine months ended September 30, 2016 over the prior year is due to increased patient counts for Chenodal and Thiola, and our acquisition of Cholbam on March 31, 2015.
Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Cost of goods sold	$1,573	$513	$1,060	$3,351	$1,424	$1,927
Research and development	18,428	14,064	4,364	50,775	34,974	15,801
Selling, general and administrative	23,848	22,308	1,540	66,178	56,856	9,322
Legal fee settlement	5,212	—	5,212	5,212	—	5,212
Change in fair value of contingent consideration	5,256	6,906	(1,650)	10,741	7,026	3,715
Impairment of intangible assets	—	4,710	(4,710)	—	4,710	(4,710)
	$54,317	$48,501	$5,816	$136,257	$104,990	$31,267
Research and development expenses
We make significant investments in research and development in support of our development programs. Research and development costs are expensed as incurred and primarily include salary and benefit costs, fees paid to clinical research organizations, and supply costs.
The increase in research and development costs of $4.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily due to support of on-going clinical and non-clinical efforts for sparsentan and RE-024 of $4.2 million and share-based compensation expense of $0.2 million.

The increase in research and development costs of $15.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is due to support of on-going clinical and non-clinical efforts for sparsentan and RE-024 of $14.1 million, salaries and share-based compensation expense of $1.1 million, and other increases due to the advancement and ramp up of clinical and preclinical research of $0.6 million.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include salary and benefit costs for employees included in our sales, marketing, finance, information technology, legal and administrative functions, outside legal and professional services, amortization and facilities costs.
The increase in selling, general and administrative expenses of $1.5 million for the three months ended September 30, 2016 as compared to the three months ended 2015, is primarily due to an increase in sales and marketing programs of $1.3 million, higher professional fees of $0.5 million and higher information technology ("IT") costs of $0.5 million, offset by lower compensation costs of $0.8 million. These increased expenses are a result of the planned build out of the Company's sales force and sales support services.
The increase in selling, general and administrative expenses of $9.3 million for the nine months ended September 30, 2016 as compared to the nine months ended 2015, is primarily due to an increase in personnel and related compensation of $4.2 million as a result of the planned build out of the Company's sales force and sales support services, amortization expense of $2.6 million from acquired assets, sales and marketing support and promotional materials of $3.6 million, increased IT software, data warehousing and other IT costs of $1.2 million, and higher foreign operations expenses related to increased activity of $0.7 million offset by the settlement of an open account payable with our former outside legal counsel of $3.0 million.
Legal fee settlement
Legal fee settlement of $5.2 million in the third quarter of 2016 relates to amounts the company is obligated to advance for legal fees to the Company's former Chief Executive Officer in defense of ligation for his actions while holding that title. See Note 13 to FInancial Statements for discussion.
Change in the valuation of contingent consideration
During the three and nine month periods ended September 30, 2016, the Company incurred charges of $5.3 million and $10.7 million, respectively, for the change in the valuation of contingent consideration, shown in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three month period ended September 30, 2016, $1.6 million, $1.8 million and $1.9 million is related to the increase in contingent consideration liabilities for the products Chenodal, Cholbam and product candidate L-UDCA, respectively. For the nine month period ended September 30, 2016, $4.4 million, $4.4 million and $1.9 million is related to the increase in contingent consideration liabilities for the products Chenodal, Cholbam and product candidate L-UDCA, respectively. The value increased due to changes in the estimated timing of payments. During the three and nine month periods ended September 30, 2015, the Company incurred charges of $6.9 million and $7.0 million, respectively, for the change in the valuation of contingent consideration, shown in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
Other Income/Expenses:
The following table provides information regarding other income (loss), net (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Other income, net	$151	$(314)	$465	$156	$35	$121
Interest expense, net	(299)	(695)	396	(609)	(7,415)	6,806
Finance expense	—	—	—	—	(600)	600
Change in fair value of derivative instruments	(10,126)	29,991	(40,117)	(4,849)	(36,180)	31,331
Debt early payment penalty	—	—	—	—	(2,250)	2,250
Loss on extinguishment of debt	—	(4,151)	4,151	—	(4,151)	4,151
Litigation settlement gain	—	—	—	—	15,500	(15,500)
Gain on sale of assets	—	140,004	(140,004)	—	140,004	(140,004)
Bargain purchase gain	—	—	—	—	49,063	(49,063)
	$(10,274)	$164,835	$(175,109)	$(5,302)	$154,006	$(159,308)
Interest expense, net
Interest expense, net, decreased by $0.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  This decrease was due primarily to an increase in interest income from investments in the current year.
Interest expense, net, decreased by $6.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to a reduction of interest expense of $2.7 million on the credit facility (extinguished in the third quarter of 2015), $1.1 million related to warrants issued for remediation of debt covenant violations (warrants issued in the first quarter of 2015), lower amortization of debt discount of $0.7 million, and increased interest income in the nine months ended September 30, 2016 of $2.3 million, of which $1.0 million related to interest on notes receivable and $1.3 million related to interest on investments.
Change in fair value of derivative instruments
For the three and nine months ended September 30, 2016, the Company recognized a loss of $10.1 million and $4.8 million, respectively. For the three and nine months ended September 30, 2016, the loss resulted from increases in the stock price during the reporting period.
For the three and nine months ended September 30, 2015, the Company recognized a gain of $30.0 million and a loss of $36.2 million, respectively, due to volatility in the Company's stock price.
Litigation Settlement Gain
For the nine months ended September 30, 2015, the Company recognized a gain of $15.5 million related to a litigation settlement in which the Company alleged that Questcor violated antitrust laws in connection with its acquisition of rights to the drug Synacthen.
Gain on sale of assets
For the three and nine months ended September 30, 2015, the Company recognized a gain of $140.0 million on the sale of the Pediatric PRV to Sanofi.
Bargain Purchase Gain
For the nine months ended September 30, 2015, the Company recognized a bargain purchase gain on the acquisition of Cholbam.
Income Tax Benefit:
In the third quarter of 2016, the Company recorded tax expense of $6.5 million, primarily relating to the limitation of utilization of United States federal orphan drug and research and development tax credits.
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
The Company had the following financial performance at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Cash & Cash Equivalents	$23,895	$37,805
Marketable securities	250,408	191,799
Accumulated Deficit	(104,453)	(65,153)
Stockholders' Equity	307,595	299,971

Net Working Capital	$256,596	$214,951
Net Working Capital Ratio	3.98	3.47
Convertible Notes Payable
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the Notes was $44.3 million and $43.8 million, at September 30, 2016 and December 31, 2015, respectively.
Cash Flows from Operating Activities
Cash provided by operating activities was $5.2 million for the nine months ended September 30, 2016 compared to $2.2 million provided in the nine months ended September 30, 2015. After disregarding non-cash changes such as derivative liability fluctuations, share based compensation, bargain purchase gain adjustments, and deferred tax asset reserves, the increase of $3.0 million was primarily due to increases in operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2016 was $20.2 million compared to $19.9 million provided by investing activities for the nine months ended September 30, 2015. The change in cash is primarily due to the sale of the Pediatric PRV in 2015 and the maturity of the related note receivable in 2016. The Company received $148.4 million at the close of the sale and $47.5 million on the first anniversary of the close. The proceeds from the sale were invested in marketable securities in both 2015 and 2016. Included in the 2016 marketable securities activity is the maturity and reinvestment of proceeds of debt instruments purchased in the prior year.

Cash Flows from Financing Activities
For the nine months ended September 30, 2016, cash provided by financing activities was $1.2 million compared to $100.4 million provided by financing activities during the nine months ended September 30, 2015. In 2015, cash of $140 million, net of fees, was provided from the Company's follow-on public offering. A portion of this cash was used to extinguish $45 million in outstanding debt.
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
Off Balance Sheet Arrangements
None.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash and marketable securities primarily in United States government backed securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short and long-term maturities, not exceeding two years. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would decrease our available for sale marketable securities by approximately $2.5 million if the Company were to sell the securities.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have no manufacturing capabilities and rely on third party manufacturers who are sole source suppliers for manufacturing of Chenodal, Thiola, and Cholbam. The facilities used by our third party manufacturers must be approved by the FDA, or in the case of Kolbam in the European Union, the European Medicines Agency. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. If our third party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.
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
While positive Phase 2 data has been obtained from the DUET clinical study, there can be no assurance that the DUET Phase 2 clinical study data for sparsentan will support an application for approval by the FDA or that the FDA will accept a proteinuria endpoint. Likewise, there can be no assurance that any future clinical study for RE-024 will demonstrate that RE-024 is safe and effective for treating PKAN or that the data obtained from any such clinical trials will support an application for approval by the FDA.
Clinical trials can be lengthy, complex and extremely expensive processes with uncertain results. Our product candidates are intended to treat FSGS and PKAN, each of which is a rare disease. Given that these development candidates are still undergoing required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or foreign regulatory agencies. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. To date, we are not aware of any pharmaceutical product to treat PKAN or FSGS that has been approved by the FDA or EMA specifically for the treatment of these indications. As a result, we cannot be sure what endpoints the FDA and/or EMA will require us to measure in later-stage clinical trials of our product candidates.
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
We have invested a significant portion of our efforts and financial resources in the development and acquisition of our most advanced product candidates, sparsentan, RE-024 and L-UDCA. Our ability to generate product revenue from these development stage compounds, which we do not expect will occur for at least the next several years, if ever, may depend heavily on the successful development and commercialization of these product candidates. The successful commercialization of our future product candidates will depend on several factors, including the following:

•	obtaining supplies of sparsentan, RE-024, L-UDCA and subsequent product candidates for completion of our clinical trials on a timely basis;

•	successful completion of pre-clinical and clinical studies;

•	obtaining marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial-scale manufacturing arrangements with third-party manufacturers whose manufacturing facilities are operated in compliance with cGMP regulations;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payers;

•	reimbursement from medical, medicaid or private payers;

•	competition from other companies;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of our product candidates following approval.

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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Although we have obtained orphan designation for sparsentan and RE-024, there can be no assurance that there will be any benefits associated with such designation.
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. Even if we have orphan drug exclusivity, we may not be able to maintain it. For example, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved before our product candidate is approved, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
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

Even if a potential or current product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate patients, the medical community, and third-party payers on the benefits of our product may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional marketing technologies employed by our competitors.
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
For products we develop based on a new chemical entity not previously approved by the FDA, we expect that in addition to the protection afforded by our patent filings that we will be able to obtain either five years regulatory exclusivity via the provisions of the FDC Act or seven years regulatory exclusivity via the orphan drug provisions of the FDC Act. In addition, we may be able to obtain up to five years patent term extension (to compensate for regulatory approval delay) for a patent covering such a product.
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
We expect to rely on orphan drug exclusivity for sparsentan and RE-024 and potential future product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. The FDA and EMA have granted orphan designation for sparsentan and RE-024 for the treatment of FSGS and PKAN, respectively. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling these molecules for the same indication beyond these time frames. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
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
We have experienced significant growth in the number of our employees and the scope of our operations. We began 2014 with 26 employees and currently have approximately 135 employees, having added sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.
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
We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. We have not completed development of any drugs and we anticipate that our expenses will increase substantially as we:

•	continue the open label portion of DUET and prepare a regulatory pathway for sparsentan;

•	continue our ongoing clinical development of RE-024 for the treatment of PKAN;

•	complete requirements for filing of L-UDCA;

•	continue the research and development of additional product candidates;

•	expand our sales and marketing infrastructure to commercialize Cholbam and any new products for which we may obtain regulatory approval; and

•	expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
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
We expect our general, research and development expenses to increase in connection with our ongoing activities, particularly as we prepare for the regulatory path for sparsentan, complete requirements for filings of L-UDCA and future clinical studies of RE-024, and for any later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates.
Management believes the Company’s ability to continue its operations depends on its ability to sustain and grow revenue, results of operations and its ability to access capital markets when necessary to accomplish its strategic objectives. Management believes that we may incur losses in the immediate future. For the nine months ended September 30, 2016, the Company generated a positive cash flow from operations; however, we expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. The Company expects to finance its cash needs from cash on hand and results of operations, and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to continue our operations until we can achieve sustained profitability and positive cash flows from operating activities. Additional funds may not be available to us when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.
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
We are involved in various litigation matters, each described in Note 13 of the unaudited Condensed Consolidated Financial Statements included in this report. Although we intend to vigorously defend any claims for which we have been named as a defendant, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
As of September 30, 2016, we had approximately $46.0 million of total debt outstanding, classified as long term. The total debt outstanding relates to a Note Purchase Agreement dated May 29, 2014 for the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
On October 6, 2016, we announced the resignation of Alvin Shih, M.D. as our Executive Vice President of Research and Development, which became effective on October 31, 2016.  On October 31, 2016, we entered into a Consulting Agreement with Dr. Shih pursuant to which Dr. Shih will provide us with consulting services with respect to research and development matters as requested from time to time.  Pursuant to the Consulting Agreement, the consulting services to be provided by Dr. Shih will be treated the same as continued employment for purposes of further vesting of Dr. Shih’s equity grant under the 2014 Incentive Compensation Plan.

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

4.10	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
4.11	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 9, 2014).
10.1	Employment Agreement, dated August 15, 2016, by and between Retrophin, Inc. and Neil McFarlane*
10.2	Amendment One to the Third Amendment to Trademark License and Supply Agreement, dated September 12, 2016, by and between the Company and Mission Pharmacal Company * †
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted parties have filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2016	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer