Form 10-K
period 2016-12-31
Retrophin, Inc.
filed 2017-03-01
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-36257
RETROPHIN, INC.
(Exact Name of Registrant as specified in its Charter)

Delaware	27-4842691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3721 Valley Centre Drive, Suite 200, San Diego CA	92130
(Address of Principal Executive Offices)	(Zip code)
760-260-8600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           ☑ Yes    ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           ☐ Yes    ☑  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☑	Accelerated Filer ❒

Non-Accelerated Filer ❒	Smaller Reporting Company ❒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $576,730,241.
The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of February 28, 2017 was 38,093,583.

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
Overview
We are a fully integrated biopharmaceutical company with approximately 135 employees headquartered in San Diego, California, dedicated to delivering life-changing therapies to people living with rare diseases who have few, if any, treatment options. Our approach centers on our pipeline, featuring clinical-stage assets and pre-clinical discovery programs targeting rare diseases with significant unmet medical needs. Our research and development efforts are supported by revenues from our marketed products, Chenodal®, Cholbam® and Thiola®. In addition we regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious or rare diseases and that we believe offer attractive growth characteristics.
We currently have the following product candidates in clinical development:
Sparsentan (RE-021)
Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company ("BMS") (who referred to it as DARA). We are developing sparsentan as a treatment for focal segmental glomerulosclerosis ("FSGS"), which is a leading cause of end-stage renal disease and nephrotic syndrome (“NS”).
Fosmetpantotenate (RE-024)
Fosmetpantotenate, also known as RE-024, a novel small molecule, is being developed as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems.
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
Our Strategy
Our goal is to become a leading biopharmaceutical company specializing in the development and commercialization of therapies that deliver significant value for patients with serious or rare diseases. In order to achieve our goal, we intend to:

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

•
Develop a sustainable pipeline by employing disciplined decision criteria in the evaluation of potential in-licensing candidates. We seek to build a sustainable product pipeline by employing multiple therapeutic approaches and by developing or acquiring orphan drug candidates. We seek to augment our internally developed pipeline projects by selectively and strategically acquiring pipeline assets that will add value to the portfolio. We intend to mitigate risk by employing rigorous decision criteria, favoring drug candidates that have undergone at least some clinical study. Our decision to acquire rights to a drug candidate also depends on the scientific merits of the available clinical data; the identifiable orphan patient population; the economic terms of any proposed acquisition of rights; the projected amount of capital required to develop the drug candidate; and the economic potential of the drug candidate, should it be commercialized. We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future drug candidates.

•
Evaluate the commercialization strategies on a product-by-product basis to maximize the value of each. As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include utilizing or expanding our own internal sales force; entering into joint marketing partnerships with other pharmaceutical or biotechnology companies, whereby we jointly sell and market the product; and out-licensing our products, whereby other pharmaceutical or biotechnology companies sell and market our product and pay us a royalty on sales. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market and terms of potential offers from other pharmaceutical and biotechnology companies.

Our Product Candidates and Products on the Market
 The following table summarizes the status of our product candidates, preclinical programs and products on the market, each of which is described in further detail below.

Program / Product
Preclinical
Phase 1
Phase 2
Phase 3
Marketed
Sparsentan (RE-021)
Fosmetpantotenate (RE-024)
Tetracosactide Zinc (RE-034)*
NGLY1 Deficiency Discovery Efforts
Liquid Ursodeoxycholic Acid**
CHENODAL™
(Chenodiol Tablets 250 mg)
Thiola®
(tiopronin) tablets
Cholbam®
(cholic acid) capsules

*Pursuing out licensing opportunities.
**Acquired rights in 2016; activities underway with the intention of making the liquid formulation commercially available in the United States.

Product Candidates:
Sparsentan (RE-021)
Sparsentan is an investigational therapeutic agent which acts as both a potent ARB, as well as a selective ERA, with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease and NS. There are no FDA approved pharmacological treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States with approximately half of them being candidates for sparsentan. Sparsentan was granted orphan drug designation in the United States and the European Union in January 2015 and November 2015, respectively. In the third quarter of 2016, we announced positive top-line data from the Phase 2 DUET study of sparsentan for the treatment of FSGS.
In early 2017, we had an End of Phase 2 meeting with the FDA regarding the regulatory pathway for sparsentan as a treatment for FSGS.  Following the meeting and our receipt of confirmatory meeting minutes, we announced our plans to initiate a single Phase 3 clinical trial to serve as the basis of a New Drug Application ("NDA") filing for sparsentan for the treatment of FSGS.  We expect that the trial will include an interim analysis of proteinuria as a surrogate endpoint and that if this interim analysis shows a substantial effect on proteinuria reduction, that the data could serve as a basis for accelerated approval of sparsentan for the treatment of FSGS pursuant to Subpart H of the FDA regulations. The confirmatory endpoint of the study would subsequently compare changes from baseline of estimated glomerular filtration rate, or eGFR. We are currently working with the FDA to finalize the study protocol and expect to initiate the trial in the second half of 2017.
Fosmetpantotenate (RE-024)
We are developing fosmetpantotenate, a novel small molecule, as a potential treatment for PKAN. PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect up to 5,000 patients worldwide. There are currently no approved treatments for PKAN. Fosmetpantotenate (RE-024) is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate (RE-024) in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. We filed a U.S. IND for fosmetpantotenate (RE-024) with the FDA in the first quarter of 2015 to support the commencement of a company-sponsored Phase 1 study, which was successfully completed during 2015. The FDA granted fosmetpantotenate (RE-024) orphan drug designation in May 2015 and fast track designation in June 2015. In February 2016, we announced fosmetpantotenate (RE-024) was granted orphan drug designation by the European Commission. In November 2016, we announced that we had reached an agreement with the FDA under the Special Protocol Assessment (SPA) process for a Phase 3 clinical trial evaluating fosmetpantotenate (RE-024) for PKAN. We expect to begin dosing patients in this Phase 3 clinical trial in the coming months. We continue discussion with the EMA regarding the initiation of a potential registration-enabling efficacy trial in PKAN patients.
Tetracosactide Zinc (RE-034)
Tetracosactide zinc (RE-034) is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in adrenocorticotropic hormone ("ACTH") incorporated into a novel formulation developed by us. Tetracosactide zinc (RE-034) exhibits similar physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects. We have successfully manufactured tetracosactide zinc (RE-034) at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration. We have decided to focus our further efforts on this program toward potential out-licensing opportunities.
NGLY1 Deficiency Discovery Efforts
We have entered into a research collaboration aimed at the discovery of a novel therapeutic for patients with NGLY1 deficiency, a rare genetic disorder. NGLY1 deficiency is believed to be caused by a deficiency in an enzyme called N-glycanase-1, which is encoded by the gene NGLY1. The condition is characterized by a variety of symptoms, including global developmental delay, movement disorder, seizures, and ocular abnormalities.
Liquid Ursodeoxycholic Acid
Liquid ursodeoxycholic acid ("L-UDCA") is a liquid formulation of ursodeoxycholic acid being developed for the treatment of a rare liver disease called primary biliary cholangitis ("PBC"). We obtained rights to L-UDCA during 2016 with the intention of making L-UDCA commercially available to the subset of PBC patients who have difficulty swallowing. There are no liquid formulations of ursodeoxycholic acid currently approved by the FDA.
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

Chenodal administration is known to reduce biliary cholesterol and the dissolution of radiolucent gallstones through suppression of hepatic synthesis of cholesterol, cholic acid and deoxycholic acid in the bile pool. Chenodal was first approved by the Food and Drug Administration (the "FDA") in 1983 for the management of gallstones but its marketing was later discontinued due to lack of commercial success. In 2009, Nexgen Pharma's Abbreviated New Drug Application ("ANDA") for Chenodal was approved by the FDA for the treatment of gallstones; Chenodal is manufactured for Manchester Pharmaceuticals LLC ("Manchester") under this ANDA. Manchester subsequently obtained orphan drug designation for Chenodal for the treatment of CTX, a rare autosomal recessive lipid storage disease, in 2010. Manchester was acquired by Retrophin in March 2014. For further discussion, see Note 3 of the Consolidated Financial Statements.
While Chenodal is not labeled for CTX, it has been used as the standard of care for over three decades. We are working to obtain FDA approval of Chenodal for the treatment of CTX. The prevalence of CTX is estimated in the literature to be as high as 1 in 70,000 in the overall population. Pathogenesis of CTX involves deficiency of the enzyme 27-hydroxylase (encoded by the gene CYP27A1), a rate-limiting enzyme in the synthesis of primary bile acids, including chenodeoxycholic acid ("CDCA"), from cholesterol. The disruption of primary bile acid synthesis in CTX leads to toxic accumulation of cholesterol and cholestanol in most tissues. Most patients present with intractable diarrhea, premature cataracts, tendon xanthomas, atherosclerosis, and cardiovascular disease in childhood and adolescence. Neurological manifestations of the disease, including dementia and cognitive and cerebellar deficiencies, emerge during late adolescence and adulthood. Oral administration of CDCA has been shown to normalize primary bile acid synthesis in patients with CTX.
Cholbam (cholic acid capsules)
The FDA approved Cholbam (cholic acid capsules) in March 2015, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders (including Zellweger spectrum disorders).  The effectiveness of Cholbam has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders. The estimated incidence of bile acid synthesis disorders due to single enzyme defects is 1 to 9 per million live births.
Kolbam, the branded name of Cholbam in Europe, is indicated in Europe for the treatment of inborn errors of primary bile acid synthesis, encompassing select single enzyme defects, in infants from one month of age for continuous lifelong treatment through adulthood.
Thiola (tiopronin tablets)
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
Fosmetpantotenate (RE-024)
There are currently no approved treatments for PKAN.
Tetracosactide Zinc (RE-034)
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

Liquid Ursodeoxycholic Acid
Also known as ursodiol or UDCA, ursodeoxycholic acid is a naturally occurring hydrophilic bile acid derived from cholesterol, which is indicated for the treatment of PBC and currently prescribed only in solid forms. Introducing a liquid formulation of ursodeoxycholic acid would provide healthcare professionals with a dosing alternative for patients who have difficulty swallowing tablets or capsules, and may facilitate increased compliance. Currently the only liquid form of UDCA is from compounding pharmacies who make it at a physician's request.
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
Cholbam
There are currently no competitors in the United States.
Thiola
D-penicillamine is the only other prescription medication FDA approved for the treatment of cystinuria. D-penicillamine forms a penicillamine-cysteine disulfide complex that is 50 times more soluble than cystine. In uncontrolled trials and observational studies, penicillamine decreases stone size or dissolves stones in up to 75 percent of patients. The use of D-penicillamine is often limited by a relatively high incidence of side effects, such as fever, rash, abnormal taste, arthritis, leukopenia, aplastic anemia, hepatotoxicity, and pyridoxine (vitamin B6) deficiency. In addition, patients treated with penicillamine may develop proteinuria (usually due to membranous nephropathy), typically within the first 6 to 12 months of therapy, or, less commonly, crescentic glomerulonephritis. Given the high incidence of side effects, drug therapy may be discontinued once stones are no longer present. Additional courses can be given if stones recur. If penicillamine is to be used long term, pyridoxine supplementation (50 mg/day) is required.
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
In 2016, Imprimis Pharmaceuticals, Inc., a specialty pharmaceutical company, announced plans to introduce a compounded form of tiopronin, the active ingredient in Thiola, in combination with potassium citrate.  Compounded therapies are not subjected to the same level of safety and efficacy evaluation and may not offer the same therapeutic outcome for patients. There is no clinical data to support the compatibility of fixed dosing of tiopronin with potassium citrate. Fixed-dose combinations of therapies containing potassium are generally avoided due to the potential for fluctuations in serum potassium, which may cause serious adverse outcomes including cardiac events.
Revive Therapeutics is developing bucillamine, a dithiol derivative of tiopronin for the treatment of cystinuria. The FDA has granted orphan designation status for the use of the drug Bucillamine for the treatment of cystinuria.
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
Acquisition of Liquid Ursodeoxycholic Acid (L-UDCA)
In June 2016, we entered into an asset purchase agreement with Asklepion Pharmaceuticals, LLC (“Asklepion”) to purchase Asklepion's rights, titles and ownership of a liquid formulation of ursodeoxycholic acid.
Acquisition of Cholbam (cholic acid)
In January 2015, we announced the signing of a definitive agreement under which we acquired the exclusive option to purchase from Asklepion all of Asklepion's rights, titles, and ownership of Cholbam (cholic acid) for the treatment of bile acid synthesis disorders, if approved by the FDA. In March 2015, the FDA approved Cholbam capsules and we then exercised our option and acquired from Asklepion all of Asklepion's rights, titles and ownership of Cholbam, including all related contracts, data assets, intellectual property, regulatory assets and a pediatric priority review voucher (the "PRV").
The total purchase price of the assets was $91.3 million. We paid Asklepion $33.4 million in cash, transferred 661,279 shares valued at $15.8 million and agreed to pay contingent consideration consisting of milestones and tiered royalties.
Sale of Asset to Sanofi
In July 2015, we sold and transferred the PRV to Sanofi for $245.0 million. $150.0 million was received upon closing, and $47.5 million is due on each of the first and second anniversaries of the closing. We received the first annual payment in July 2016 in accordance with the terms of the agreement.

Licenses and Royalties
Ligand License Agreement
In 2012, we entered into a license agreement with Ligand Pharmaceuticals, Inc., granting us a worldwide license for the development, manufacture and commercialization of sparsentan, which we are initially developing in connection with the treatment of FSGS. Under the license agreement, Ligand granted us a sublicense under certain of its patents and other intellectual property in connection with the development and commercialization of sparsentan. Under the license agreement, Ligand is obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by Ligand and relating to or useful for developing sparsentan. We must use commercially reasonable efforts to develop and commercialize sparsentan in specified major market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products.
As consideration for the license, we are required to make payments upon the achievement of certain milestones, totaling up to $109.4 million. Should we commercialize sparsentan or any products containing any of the licensed compounds, we will be obligated to pay Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. Through 2016, we have made milestone payments to Ligand of $2.6 million under the terms of the license agreement.
Under the terms of the license agreement, Bristol-Myers Squibb has a right of first negotiation and Ligand has a right of second negotiation with respect to any license arrangement for a licensed compound except to the extent such rights may be waived.
The license agreement will continue until neither party has any further payment obligations under the agreement and is expected to continue for approximately 10 to 20 years from the effective date. Ligand may terminate the license agreement due to (i) our insolvency, (ii) our material uncured breach of the agreement, (iii) our failure to use commercially reasonable efforts to develop and commercialize sparsentan as described above or (iv) certain other conditions. We may terminate the license agreement due to a material uncured breach of the agreement by Ligand.
Thiola License Agreement
In 2014, we entered into a license agreement with Mission Pharmacal Company ("Mission"), pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (Tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola.
We paid Mission an up-front license fee of $3.0 million and through June 30, 2024 will pay guaranteed minimum royalties during each calendar year the greater of $2.0 million or 20% of our net sales of Thiola.
In October 2015, the license agreement was amended to allow for us to secure enough active pharmaceutical ingredient ("API") to ensure an adequate level of safety stock to prevent an interruption in the supply of Thiola and to prepare for a reformulation development project.
In March 2016, the license agreement was amended to, among other things, include a new formulation development project for tiopronin tablets.
Intellectual Property
The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. We have sought patent protection in the United States and certain other jurisdictions for sparsentan, fosmetpantotenate (RE-024), tetracosactide zinc (RE-034) and certain other inventions to which we have rights, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets relating to our proprietary technology that may be important to the development of our business.
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
Sparsentan (RE-021)
Our patent portfolio for sparsentan is comprised of three distinct patent families, two of which are exclusively licensed from Ligand. One of the licensed patent families is owned by BMS, which exclusively licensed it to Ligand (the “BMS patent family”), and the other is owned by Ligand (the “Ligand patent family”). The third patent family is owned by Retrophin (the "Retrophin patent family").
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

The Ligand patent family is directed to methods of using sparsentan in the treatment of various diseases, including glomerulosclerosis. As of December 31, 2016, this patent family included an application pending in the United States (Application Serial No. 14/631,768, filed February 25, 2015), two pending European applications, one of which is allowed, and corresponding applications pending in China, Hong Kong and Japan. We expect any U.S. and foreign patents granted in this patent family to expire in March 2030.
The Retrophin patent family consists of two provisional patent applications filed in 2016.
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
Fosmetpantotenate (RE-024)
Our patent portfolio covering compounds for the treatment of PKAN is comprised of four Retrophin-owned patent families. The first of these patent families includes patents and patent applications directed to fosmetpantotenate (RE-024) and structural analogs thereof, pharmaceutical compositions containing fosmetpantotenate (RE-024) or analogs thereof, and methods of using fosmetpantotenate (RE-024) or analogs thereof in the treatment of PKAN. As of December 31, 2016, this patent family included two U.S. patents (U.S. Patent No. 8,673,883, issued March 18, 2014, which we refer to herein as the ‘883 patent, and U.S. Patent No. 9,181,286, issued November 10, 2015), and one pending U.S. patent application (Application Serial No. 14/871,450, filed September 30, 2015). In addition, as of December 31, 2016 this patent family included a granted European patent, a granted Chinese patent and corresponding foreign patent applications pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, and Russia. We expect the U.S. and foreign patents in this patent family to expire in April 2033.
Our second PKAN patent family is directed to a chemical genus that encompasses structural analogs of fosmetpantotenate (RE-024), but not fosmetpantotenate (RE-024) itself. As of December 31, 2016, this patent family was comprised of International Patent Application PCT/US2014/062451, filed October 27, 2014. We expect any U.S. or foreign patent granted from this patent family to expire in October 2034.
Our third PKAN patent family is directed to another chemical genus that encompasses structural analogs of fosmetpantotenate (RE-024), but not fosmetpantotenate (RE-024) itself. As of December 31, 2016, this patent family was comprised of an international patent application filed in 2016.
Our fourth PKAN patent family also is directed to a chemical genus that encompasses structural analogs of fosmetpantotenate (RE-024), but not fosmetpantotenate (RE-024) itself. As of December 31, 2016, this patent family was comprised of a U.S. provisional patent application filed in 2016.
It is possible, assuming that fosmetpantotenate (RE-024) achieves regulatory approval and depending upon the date of any such approval, that the term of the ‘883’ patent may be extended up to a maximum of five additional years under the provisions of the Hatch-Waxman Act. Patent term extension also may be available in certain foreign jurisdictions upon regulatory approval. Should we commercialize fosmetpantotenate (RE-024), we may be obligated to pay royalties of up to 5% of net sales of all such products.
Tetracosactide Zinc (RE-034)
Our patent portfolio for tetracosactide zinc (RE-034) is comprised of an international patent application filed in February 2015.
Regulatory Exclusivity
If we obtain marketing approval for sparsentan, fosmetpantotenate (RE-024), tetracosactide zinc (RE-034), or other drug candidates in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory exclusivity. For example, in the U.S. an FDA approved product may be eligible to receive five years of new chemical entity exclusivity or, for drugs granted an orphan designation by the FDA, seven years of orphan drug exclusivity. In Europe a new drug product approved by the EMA may receive eight years of data exclusivity and up to 11 years of marketing exclusivity or, in the case of orphan drugs, ten years of data exclusivity. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.
Chenodal
Chenodal received orphan drug designation in the U.S. for the treatment of CTX in 2010. Consequently, if Chenodal gains FDA approval for the treatment of CTX, we expect it will have 7 years of marketing exclusivity in the U.S. for that indication.
Cholbam (Kolbam)
Cholbam received orphan drug designation in the U.S. for the treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for patients with peroxisomal disorders, and therefore is expected to have marketing exclusivity in the U.S. for these indications until March 2022.
Kolbam, the branded name of Cholbam in Europe, received marketing authorization in November 2015 from the EMA for the treatment of inborn errors of primary bile acid synthesis, encompassing select single enzyme defects. We expect Kolbam to have marketing exclusivity in Europe for these indications until September 2024.
Thiola
Thiola does not have regulatory exclusivity in the U.S.

Trademarks
Our trademark portfolio includes both Retrophin-owned and Retrophin-licensed trademarks and is comprised of various U.S. and foreign registered trademarks and pending trademark applications relating to our company name, our commercial products (Thiola, Chenodal and Cholbam/Kolbam), and two of our product candidates (i.e. sparsentan and L-UDCA).
More specifically, our trademark portfolio includes a registered U.S. trademark and U.S. and foreign trademark applications for the mark “RETROPHIN”, one U.S. trademark application directed to the Retrophin logo, one registered U.S. trademark and one registered Canadian trademark for the mark “CHENODAL”, one registered U.S. trademark directed to the Chenodal logo, one registered U.S. trademark for the mark “MANCHESTER PHARMACEUTICALS”, one U.S. trademark application for the mark “KEEP IT BELOW THE LINE”, a registered U.S. trademark and foreign trademark applications for the mark “CHOLBAM”, a registered European Community trademark for the mark “KOLBAM”, a registered U.S. trademark for the mark “TOTAL CARE HUB”, a U.S. trademark application directed to the Total Care Hub logo, a U.S. trademark application directed to a leaves logo, U.S. and foreign registered trademarks and pending applications related to sparsentan, and U.S. trademark applications relating to L-UDCA. In addition, under our license agreement with Mission we have an exclusive license to use Mission’s three registered U.S. trademarks and one registered Canadian trademark for the mark “THIOLA”.
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
Manufacturing and Distribution
Nexgen Pharma manufactures Chenodal, New Zealand Pharma manufactures the active pharmaceutical ingredient for Cholbam, Patheon formulates and packages Cholbam, and Mission manufactures Thiola. Dohmen Life Sciences Services (“Dohmen”) is our distributor.
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
Sales and Marketing
During fiscal 2016, we continued to utilize our specialty sales force to market our products. In order to commercialize our clinical drug candidates if and when they are approved for sale in the United States or elsewhere, we will need to increase our marketing, sales and distribution capabilities.
Commercialization
Through deep understanding of patient and healthcare provider needs, we believe we are able to:

•	serve patients living with rare disease that have limited treatment options;

•	drive optimum performance of our marketed products;

•	educate and train healthcare providers about our products and the diseases for which they are approved to treat;

•	support access to and reimbursement coverage for our products in the U.S. without significant restrictions; and

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
Our sales force is differentiated by its high level of experience, averaging more than 15 years in pharmaceutical sales including over five years of experience in rare disease. Our commercial management and operations team has an average of more than 15 years of pharmaceutical experience focused on specialty and rare disease.

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
We distribute our products through one direct to patient pharmacy, Dohmen, who also provides our comprehensive patient support services (i.e, the Total Care Hub). This patient support program (for all U.S. commercial products) includes a case-managed approach to patient education, insurance verification and reimbursement support, co-pay and other financial assistance for eligible patients, monitoring and support of adherence, and 24/7 access to pharmacist counseling.
Outside the U.S., including in the EU, we plan to hire local distributors and certain field based personnel as necessary to conduct permitted commercial activities. Our near-term efforts are focused on securing pricing and reimbursement approval for Kolbam.
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

•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices ("GCP") requirements to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of an NDA after completion of all pivotal clinical trials;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices ("cGMPs"); and

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
The Hatch-Waxman Amendments: Orange Book Listing
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.
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
There have been a number of enacted or proposed legislative and regulatory changes affecting the healthcare system and pharmaceutical industry that could affect our commercial success. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care

Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “PPACA”) a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA.  The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the PPACA that are repealed.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
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
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and numerous proposed bills at both the state and federal levels designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, expedite generic competition, review the relationship between pricing and manufacturer patient programs, institute drug reimportation, and reform government program reimbursement methodologies for drugs. We expect that the PPACA, as well as other federal and state healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any of our products, and could seriously harm our future revenues.
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
The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce; or in return for; purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the anti-kickback statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal anti-kickback statute has been violated. Additionally, the PPACA amended the federal anti-kickback statute to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
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
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal anti-kickback statute, the PPACA amended the intent standard for certain healthcare fraud provisions under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; require the registration of sales representatives; or require drug manufacturers to track and report information related to payments, gifts and other items of value to physicians and other healthcare providers. We implemented compliance with the Sunshine Act in the first quarter of 2015, as was required.
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

Other Laws and Regulatory Processes
We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the Securities and Exchange Commission (“SEC”), and NASDAQ rules under which our stock is listed. In addition, the Financial Accounting Standards Board (“FASB”), the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.
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
The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for sparsentan, fosmetpantotenate (RE-024) and L-UDCA, or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell sparsentan, fosmetpantotenate (RE-024) and L-UDCA or any other product candidate for which we obtain marketing approval.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan designation for Cholbam/Kolbam in the United States and the European Union. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. Even though we have been awarded orphan drug exclusivity for Cholbam in the United States, we may not be able to maintain it. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
Additional competitors could enter the market, including with generic versions of our products, and sales of our affected products may decline materially.
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA acceptance) of an ANDA or Section 505(b)(2) NDA. In addition, the FDC Act provides, subject to certain exceptions, a period during which an FDA-approved drug may be afforded orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or Section 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to enforce its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.
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
In some countries, particularly European Union countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time (6 to 12 months or longer) after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business may suffer.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue outside of the United States.
Risks Related to the Development of our Product Candidates
Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates which could prevent or significantly delay their regulatory approval.
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. There can be no assurance that the positive results from the DUET study of sparsentan will be repeated in the Phase 3 clinical trial or that the favorable responses we have seen with the physician-initiated treatment of RE-024 in PKAN patients outside the United States will translate to positive data in the Phase 3 clinical trial of RE-024. We cannot assure that any future clinical trials of sparsentan and/or RE-024 will ultimately be successful.
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
We recently announced plans to initiate a single Phase 3 clinical trial to serve as the basis for an NDA filing for sparsentan for the treatment of FSGS. Although we received feedback from the FDA at an End of Phase 2 meeting during which the FDA communicated that it was open to accepting a substantial treatment effect on proteinuria in this trial as a basis for accelerated approval pursuant to Subpart H of the FDA regulations, there can be no guarantee that the data generated from such interim analysis will be sufficient to serve as the basis for an NDA filing or accelerated approval. In addition, as part of the protocol design for the trial, we will need to conduct sufficient statistical modeling on, and reach agreement with the FDA regarding, the magnitude of proteinuria reduction that would need to be shown to ensure we are able to verify the anticipated benefit (preservation of eGFR) in the post-marketing confirmatory portion of the trial. There is no guarantee that we will be able to satisfactorily conduct such modeling or reach agreement with the FDA on these matters. Furthermore, even if sparsentan is granted accelerated approval under Subpart H, there can be no assurance that the post-marketing confirmatory portion of the trial will support full approval of sparsentan as a treatment for FSGS.
Although we have obtained a Special Protocol Assessment ("SPA") from the FDA for a planned Phase 3 clinical trial of RE-024 for the treatment of PKAN, this agreement does not guarantee any particular outcome from regulatory review. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, a SPA is not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, a SPA agreement is not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. Moreover, a SPA does not address all of the variables and details that may go into planning for or conducting a clinical trial, and changes in the protocol for a clinical trial can invalidate a SPA or require that the FDA agree in writing to the modified protocol. In addition, while a SPA addresses the requirements for submission of an NDA, the results of the related clinical trial may not support FDA approval. There can be no assurance that the planned Phase 3 clinical trial for RE-024 will demonstrate that RE-024 is safe and effective for treating PKAN or that the data obtained from any such clinical trials will support an application for approval by the FDA.

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
FDA approval for a product requires substantial or extensive preclinical and clinical data and supporting documentation. The approval process may take years and may involve on-going requirements as well as post marketing obligations. For example, we have certain post marketing requirements and commitments associated with Cholbam. FDA approval once obtained, may be withdrawn. If the regulatory approval for Thiola, Chenodal and/or Cholbam are withdrawn for any reason, it would have a material adverse impact on our sales and profitability. Further, we face risks relating to the post marketing obligations and commercial acceptance of Cholbam, which was approved by the FDA on March 17, 2015.

We face substantial risks related to the commercialization of our product candidates.
We have invested a significant portion of our efforts and financial resources in the development and acquisition of our most advanced product candidates, sparsentan, fosmetpantotenate (RE-024) and L-UDCA. Our ability to generate product revenue from these development stage compounds, which we do not expect will occur for at least the next several years, if ever, may depend heavily on the successful development and commercialization of these product candidates. The successful commercialization of our future product candidates will depend on several factors, including the following:

•	obtaining supplies of sparsentan, fosmetpantotenate (RE-024) and subsequent product candidates for completion of our clinical trials on a timely basis;

•	successful completion of pre-clinical and clinical studies;

•	with respect to L-UDCA, our ability to complete the activities necessary to submit an NDA;

•	obtaining marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial-scale manufacturing arrangements with third-party manufacturers whose manufacturing facilities are operated in compliance with cGMP regulations;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payers;

•	reimbursement from medical, medicaid or private payers;

•	competition from other companies;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of our product candidates following approval.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Although we have obtained orphan designation for sparsentan and fosmetpantotenate (RE-024), there can be no assurance that there will be any benefits associated with such designation.
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
Our current products and any products that we bring to the market, including sparsentan, fosmetpantotenate (RE-024) and L-UDCA if they receive marketing approval,may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
Currently, most reported estimates of the prevalence of FSGS and PKAN are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. As new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of FSGS and PKAN in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of FSGS or PKAN or of the number of patients who may benefit from treatment with sparsentan and fosmetpantotenate (RE-024) prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.
We do not currently have patent protection for certain of our products and product candidates. If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. fosmetpantotenate (RE-024) is covered by our U.S. Patent No. 8,673,883, which was granted in 2014 and expires in 2033. In addition, our U.S. Patent No. 9,181,286, which was granted on November 10, 2015 and expires in 2033, covers the use of fosmetpantotenate (RE-024) for the treatment of PKAN. Sparsentan is covered by U.S. Patent No. 6,638,937, which expires in 2019 and to which we have an exclusive license. Our RE-034 formulation is covered by a PCT patent application we filed in February 2016, which claims priority to a U.S. provisional patent application we filed in February 2015.
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
We expect to rely on orphan drug status to develop and commercialize certain of our product candidates, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits.
We expect to rely on orphan drug exclusivity for sparsentan and fosmetpantotenate (RE-024) and potential future product candidates that we may develop. Orphan drug status currently confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. The FDA and EMA have granted orphan designation for sparsentan and fosmetpantotenate (RE-024) for the treatment of FSGS and PKAN, respectively. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling these molecules for the same indication beyond these time frames. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
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
In March 2010, President Obama signed the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. It is likely the PPACA, or a replacement of it under the current administration, will continue to put pressure on pharmaceutical pricing.
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
Obtaining reimbursement approval for a product from each government or other third-party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-United States regulatory authorities. Also prior authorization for a product may be required. In addition, there is a risk that full reimbursement may not be available for high-priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. A primary trend in the United States healthcare industry and elsewhere is toward cost containment. We expect recent changes in the Medicare program and increasing emphasis on managed care to continue to put pressure on pharmaceutical product pricing.
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent United States Congressional inquiries and proposed bills at both the state and federal levels designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. Additionally, we are currently unable to predict what additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business.
We face potential product liability exposure far in excess of our limited insurance coverage.
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
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and drug industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell drugs. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status for Cholbam and proprietary position with respect to sparsentan and fosmetpantotenate (RE-024) may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render such potential products noncompetitive.

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
Risks Related to Our Business
Our limited operating history makes it difficult to evaluate our future prospects, and our profitability in the future is uncertain.
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
We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. We have not completed development of any drugs and we anticipate that our expenses will increase substantially as we:

•	continue the open label portion of DUET and conduct the planned Phase 3 trial of sparsentan;

•	continue our ongoing clinical development of fosmetpantotenate (RE-024) for the treatment of PKAN;

•	complete requirements necessary for an NDA filing of L-UDCA;

•	continue the research and development of additional product candidates;

•	expand our sales and marketing infrastructure to commercialize our current products and any new products for which we may obtain regulatory approval; and

•	expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
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
We may not have sufficient insurance to cover our liability in any current or future litigation claims either due to coverage limits or as a result of insurance carriers seeking to deny coverage of such claims.
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
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct Phase 3 clinical trials of sparsentan and RE-024, complete requirements for filings of L-UDCA, and conduct any other later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates.
Management believes our ability to continue our operations depends on our ability to sustain and grow revenue, results of operations and our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we may incur losses in the immediate future. For the twelve months ended December 31, 2016, we generated a positive cash flow from operations; however, we expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. We expect to finance our cash needs from cash on hand and results of operations, and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to continue our operations until we can achieve sustained profitability and positive cash flows from operating activities. Additional funds may not be available to us when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.
Our future capital requirements will depend on many factors, including:

•	the progress and results of our pre-clinical and clinical studies of sparsentan and fosmetpantotenate (RE-024) and other drug candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
The price of our stock is likely to be volatile. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;

•	our entry into or the loss of a significant collaboration;

•	regulatory or legal developments in the United States and other countries, including changes in the health care payment systems;

•	our ability to obtain and maintain marketing approvals from the FDA or similar regulatory authorities outside the United States;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions;

•	results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	public concern over our product candidates or any products approved in the future;

•	litigation;

•	communications from government officials regarding health care costs or pharmaceutical pricing;

•	future sales or anticipated sales of our common stock by us or our stockholders; and

•	the other factors described in this “Risk Factors” section.
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
We are involved in various litigation matters, each described in Note 11 of the Consolidated Financial Statements included in this report. Although we intend to vigorously defend any claims for which we have been named as a defendant, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
The federal health care program Anti-Kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements that pharmaceutical companies have with prescribers, purchasers and formulary managers, among others. Further, the PPACA, among other things, amends the intent requirement of the federal anti-kickback statute so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors under the federal anti-kickback statute protecting certain common manufacturer business arrangements and activities from prosecution, the exceptions and safe harbors are drawn narrowly and an arrangement must meet all of the conditions specified in order to be fully protected from scrutiny under the federal anti-kickback statute. We seek to comply with the exceptions and safe harbors whenever possible, but our practices, such as our patient assistance programs and prompt pay discounts with certain customers, may not in all cases meet all of the criteria for protection from anti-kickback liability and may be subject to scrutiny.
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
The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the PPACA includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the federal False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, for payments made on or after August 1, 2013, public reporting of payments by pharmaceutical manufacturers to physicians and teaching hospitals nationwide. While it is too early to predict the full effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of further government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be. Several states now require pharmaceutical companies to report their expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to certain individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, and other items to certain health care providers.
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
Our internal computer systems, or those of our CROs or other contractors and vendors who host our applications or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
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
We face risks related to research and the ability to develop new drugs.
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
As of December 31, 2016, we had approximately $46.0 million of total debt outstanding, classified as long term. The total debt outstanding relates to a Note Purchase Agreement dated May 29, 2014 for the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
If an event of default under the Notes occurs, the principal amount of the Notes, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions set forth in the indenture governing such notes. Events of default include, but are not limited to:

•	failure to pay (for more than 30 days) interest when due;

•	failure to pay principal when due;

•	failure to deliver shares of common stock upon conversion of a Note;

•	failure to provide notice of a fundamental change;

•	acceleration on our other indebtedness in excess of $10 million (other than indebtedness that is non-recourse to us); or

•	certain types of bankruptcy or insolvency involving us.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease the following locations to conduct our business:

Location	Address	Lease Expiration	Square Feet
San Diego, California (corporate headquarters)	3721 Valley Centre Drive, Suite 200	July 31, 2024	23,107
Cambridge, Massachusetts	141 Portland Street	July 31, 2017	15,887
We believe these facilities are adequate to conduct our business.
ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to Notes to the audited Consolidated Financial Statements-Note 11 Commitments and Contingencies: Legal Proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed for quotation on the NASDAQ Global Market under the trading symbol “RTRX” and is part of the NASDAQ Biotechnology Index (NASDAQ: NBI).
As of February 28, 2017, the last reported sale price of our Common Stock as reported by the NASDAQ was $21.27.  The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years as reported by the NASDAQ.

Quarter Ending	High	Low
Fiscal Year 2016
First Quarter	$19.24	$11.60
Second Quarter	$19.32	$13.31
Third Quarter	$24.57	$15.88
Fourth Quarter	$24.20	$16.07
Fiscal Year 2015
First Quarter	$24.71	$11.87
Second Quarter	$34.68	$21.12
Third Quarter	$37.04	$18.34
Fourth Quarter	$23.04	$17.20
As of February 28, 2017, we had approximately 199 holders of record of our common stock.
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
Selected historical financial data (in thousands, except share and per share amounts):

	For the year ended December 31,
Consolidated Statement of Operations:	2016	2015	2014	2013	2012
Net product sales	$133,591	$99,892	$28,203	$—	$—
Total operating expenses	191,805	150,640	108,011	24,773	30,257
Operating loss	(58,214)	(50,748)	(79,808)	(24,773)	(30,257)
Total other income (expenses), net	632	156,215	(33,590)	(9,776)	(87)
Income (Loss) before benefit for income taxes	(57,582)	105,467	(113,398)	(34,549)	(30,344)
Income tax benefit	9,679	11,770	2,460	(76)	—
Net income (loss)	$(47,903)	$117,237	$(110,938)	$(34,625)	$(30,344)
Per Share Data:
Net Income (loss) per common share, basic	$(1.29)	$3.49	$(4.43)	$(2.44)	$(8.29)
Net Income (loss) per common share, diluted	$(1.29)	$3.17	$(4.43)	$(2.44)	$(8.29)
Weighted average common shares outstanding, basic	36,997,865	33,560,249	25,057,509	14,205,264	3,662,114
Weighted average common shares outstanding, diluted	38,288,012	37,581,439	25,057,509	14,205,264	3,662,114

	As of December 31,
Balance Sheet data:	2016	2015	2014	2013	2012
Cash, cash equivalents and marketable securities	$255,873	$229,604	$27,760	$(6,130)	$11,388
Working capital (deficit)	249,090	214,951	(70,205)	(29,064)	(57,966)
Total assets	525,282	512,264	134,973	20,499	2,391
Long-term debt	44,422	43,766	42,790	—	—
Total stockholders’ equity (deficit)	$307,767	$299,971	$(37,251)	$(19,667)	$(3,408)
Note: Cash dividends were not paid during the above periods.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 The following discussion should be read in conjunction with our audited Consolidated Financial Statements, including the notes thereto.
Overview
We are a fully integrated biopharmaceutical company with approximately 135 employees headquartered in San Diego, California, dedicated to delivering life-changing therapies to people living with rare diseases who have few, if any, treatment options.
Research and Development Programs:
Sparsentan (RE-021)
Sparsentan is an investigational therapeutic agent which acts as both a potent ARB, as well as a selective ERA, with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease and NS. There are no FDA approved pharmacological treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States with approximately half them being candidates for sparsentan. Sparsentan was granted orphan drug designation in the United States and the European Union in January 2015 and November 2015, respectively. In the third quarter of 2016, we announced positive top-line data from the Phase 2 DUET study of sparsentan for the treatment of FSGS.
In early 2017, we had an End of Phase 2 meeting with the FDA regarding the regulatory pathway for sparsentan as a treatment for FSGS.  Following the meeting and our receipt of confirmatory meeting minutes, we announced our plans to initiate a single Phase 3 clinical trial to serve as the basis of an NDA filing for sparsentan for the treatment of FSGS.  We expect that the trial will include an interim analysis of proteinuria as a surrogate endpoint and that if this interim analysis shows a substantial effect on proteinuria reduction, that the data could serve as a basis for accelerated approval of sparsentan for the treatment of FSGS pursuant to Subpart H of the FDA regulations. The confirmatory endpoint of the study would subsequently compare changes from baseline of estimated glomerular filtration rate, or eGFR. We are currently working with the FDA to finalize the study protocol and expect to initiate the trial in the second half of 2017.
Fosmetpantotenate (RE-024)
We are developing fosmetpantotenate, a novel small molecule, as a potential treatment for PKAN. PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect up to 5,000 patients worldwide. There are currently no viable treatment options for patients with PKAN. Fosmetpantotenate (RE-024) is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate (RE-024) in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. We filed a U.S. IND for fosmetpantotenate (RE-024) with the FDA in the first quarter of 2015 to support the commencement of a company-sponsored Phase 1 study, which was successfully completed during 2015. The FDA granted fosmetpantotenate (RE-024) orphan drug designation in May 2015 and fast track designation in June 2015. In February, 2016, we announced fosmetpantotenate (RE-024) was granted orphan drug designation by the European Commission. In November, 2016, we announced that we had reached an agreement with the FDA under the Special Protocol Assessment (SPA) process for a Phase 3 clinical trial evaluating fosmetpantotenate (RE-024) for PKAN. We expect to begin dosing patients in this Phase 3 clinical trial in the coming months. We continue discussion with the EMA regarding the initiation of a potential registration-enabling efficacy trial in PKAN patients.
Tetracosactide Zinc (RE-034)
Tetracosactide zinc (RE-034) is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in adrenocorticotropic hormone ("ACTH") incorporated into a novel formulation developed by us. Tetracosactide zinc (RE-034) exhibits similar physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects. We have successfully manufactured tetracosactide zinc (RE-034) at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration. We have decided to focus our further efforts on this program toward potential out-licensing opportunities.
NGLY1 Deficiency Discovery Efforts
We have entered into a research collaboration aimed at the discovery of a novel therapeutic for patients with NGLY1 deficiency, a rare genetic disorder. NGLY1 deficiency is believed to be caused by a deficiency in an enzyme called N-glycanase-1, which is encoded by the gene NGLY1. The condition is characterized by a variety of symptoms, including global developmental delay, movement disorder, seizures, and ocular abnormalities.
Liquid Ursodeoxycholic Acid

Liquid ursodeoxycholic acid ("L-UDCA") is a liquid formulation of ursodeoxycholic acid being developed for the treatment of a rare liver disease called primary biliary cholangitis ("PBC"). We obtained L-UDCA during 2016 with the intention of making L-UDCA commercially available to the subset of PBC patients who have difficulty swallowing. There are no liquid formulations of ursodeoxycholic acid currently approved by the FDA.
We currently sell the following three products:
Chenodal (chenodiol tablets)
Chenodal is a synthetic oral form of chenodeoxycholic acid, a naturally occurring primary bile acid synthesized from cholesterol in the liver, indicated for the treatment of radiolucent stones in well-opacifying gallbladders in patients in whom selective surgery would be undertaken except for the presence of increased surgical risk due to systemic disease or age.
Chenodal administration is known to reduce biliary cholesterol and the dissolution of radiolucent gallstones through suppression of hepatic synthesis of cholesterol, cholic acid and deoxycholic acid in the bile pool. Chenodal was first approved by the Food and Drug Administration (the "FDA") in 1983 for the management of gallstones but its marketing was later discontinued due to lack of commercial success. In 2009, Nexgen Pharma's ANDA for Chenodal was approved by the FDA for the treatment of gallstones; Chenodal is manufactured for Manchester under this ANDA. Manchester subsequently obtained orphan drug designation for Chenodal for the treatment of CTX, a rare autosomal recessive lipid storage disease, in 2010. Manchester was acquired by Retrophin in March 2014. For further discussion, see Note 3 of the Consolidated Financial Statements.
While Chenodal is not labeled for CTX, it has been used as the standard of care for over three decades. We are working to obtain FDA approval of Chenodal for the treatment of CTX. The prevalence of CTX is estimated in the literature to be as high as 1 in 70,000 in the overall population.
Cholbam (cholic acid capsules)
In March of 2015, we announced that the FDA approved Cholbam capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders (including Zellweger spectrum disorders).  The effectiveness of Cholbam has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders. The estimated incidence of bile acid synthesis disorders due to single enzyme defects is 1 to 9 per million live births.
Thiola (tiopronin tablets)
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
Financial Overview
Research and Development Costs
Research and development costs include expenses related to sparsentan, fosmetpantotenate (RE-024) and our other pipeline programs. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, non-cash share based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices, and associated overhead expenses and facilities costs. Reimbursed research and development costs under collaborative arrangements are recorded as a reduction to research and development costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
At any point in time, we typically have various early stage research and drug discovery projects. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding costs incurred for these early stage research and drug discovery programs on a project-specific basis.
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
The following table summarizes our research and development expenses during the years ended December 31, 2016, 2015 and 2014. The internal costs include personnel, facility costs, and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses primarily include third-party contract costs relating to clinical trial activities, nonclinical studies and manufacturing.

	For the Year Ended December 31,
		(in thousands)
	2016	2015	2014
External service provider costs:
Sparsentan	$21,064	$11,179	$7,449
Fosmetpantotenate (RE-024)	12,625	7,631	11,175
Tetracosactide zinc (RE-034)	331	357	3,237
Syntocinon	—	—	3,353
Other product candidates	1,076	696	1,829
General	10,958	6,754	7,077
Total external service provider costs:	46,054	26,617	34,120
Internal personnel costs:	24,799	23,809	13,675
Total research and development	$70,853	$50,426	$47,795

We expect our research and development expenses to increase during fiscal 2017 as we focus on clinical trials for our key product candidates, advance our discovery research projects into the preclinical stage and continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.
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
Selling, General and Administrative
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
Other Income/Expenses
Other income/expenses consist of the change in fair value of derivative financial instruments, litigation settlement gain, interest income and expense, finance expense, bargain purchase gain, loss on the extinguishment of debt, debt early payment penalty, gain on sale of assets, and miscellaneous other income/expenses.
License Agreements
Ligand License Agreement
In 2012, we entered into a license agreement with Ligand Pharmaceuticals, granting us a worldwide license for the development, manufacture and commercialization of sparsentan, which we are initially developing in connection with the treatment of FSGS. Under the license agreement, Ligand granted us a sublicense under certain of its patents and other intellectual property in connection with the development and commercialization of sparsentan. Under the license agreement, Ligand is obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by Ligand and relating to or useful for developing sparsentan. We must use commercially reasonable efforts to develop and commercialize sparsentan in specified major market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products.
As consideration for the license, we are required to make payments upon the achievement of certain milestones, totaling up to $109.4 million. Should we commercialize sparsentan or any products containing any of the licensed compounds, we will be obligated to pay Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. Through 2016, we made milestone payments to Ligand of $2.6 million under the license agreement.
Under the terms of the license agreement, Bristol-Myers Squibb has a right of first negotiation and Ligand has a right of second negotiation with respect to any license arrangement for a licensed compound, except to the extent such rights may be waived.
The license agreement will continue until neither party has any further payment obligations under the agreement and is expected to continue for approximately 10 to 20 years from the effective date. Ligand may terminate the license agreement due to (i) our insolvency, (ii) our material uncured breach of the agreement, (iii) our failure to use commercially reasonable efforts to develop and commercialize sparsentan as described above or (iv) certain other conditions. We may terminate the license agreement due to a material uncured breach of the agreement by Ligand.

Thiola License Agreement
In 2014, we entered into a license agreement with Mission Pharmacal Company ("Mission"), pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (Tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola.
We paid Mission an up-front license fee of $3.0 million and through June 30, 2024 will pay guaranteed minimum royalties during each calendar year the greater of $2.0 million or 20% of our net sales of Thiola.
Other Matters
Investigation and Impact on Financial Statements
See Note 15 of Consolidated Financial Statements for discussion.
Stock Option Accounting
See Note 12 of Consolidated Financial Statements for discussion.
Results of Operations for the Years Ended December 31, 2016, 2015 and 2014
Net Product Sales
The following table provides information regarding net product sales (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Change	2015	2014	Change
Net product sales	$133,591	$99,892	$33,699	$99,892	$28,203	$71,689
Net product sales for the years ended December 31, 2016, 2015 and 2014 were $133.6 million, $99.9 million and $28.2 million, respectively, and consisted of sales of Thiola, Chenodal and Cholbam in 2016, sales of Thiola, Chenodal, Cholbam and Vecamyl in 2015 and sales of Thiola, Chenodal and Vecamyl in 2014, less allowances for government rebates and patient assistance programs.
The increase in net product sales for the year ended December 31, 2016 as compared to the same period in 2015, is due to a full year of sales for Cholbam, and increased patient counts for all products.
The increase in net product sales for the year ended December 31, 2015 as compared to the same period in 2014, is due to a full year of sales for Chenodal and Thiola, increased growth of Thiola sales due to new patient starts, and the addition of Cholbam to our product group in April 2015.
We use a direct-to-patient distributor. Under this distribution model, we record revenues when the distributor ships products to customers and such customers take title of the product.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Change	2015	2014	Change
Cost of goods sold	$4,554	$2,185	$2,369	$2,185	$571	$1,614
Research and development	70,853	50,426	20,427	50,426	47,795	2,631
Selling, general and administrative	92,803	79,541	13,262	79,541	59,645	19,896
Legal fee settlement	5,212	—	5,212	—	—	—
Change in fair value of contingent consideration	18,383	13,778	4,605	13,778	—	13,778
Impairment of intangible assets	—	4,710	(4,710)	4,710	—	4,710
	$191,805	$150,640	$41,165	$150,640	$108,011	$42,629
2016 versus 2015 results
Operating expenses for the year ended December 31, 2016, were $191.8 million compared to $150.6 million for the year ended December 31, 2015, an increase of $41.2 million. The operating expenses increase is attributable to an increase in our research and development expenses of $20.4 million, an increase in selling, general and administrative expenses of $13.3 million, a change in fair value of contingent consideration of $4.6 million, the accrual of legal settlement expense of $5.2 million, and increased cost of goods sold, offset by lower impairment expenses of $4.7 million.
Research and development costs increased by $20.4 million due to increases in clinical trials for sparsentan and fosmetpantotenate (RE-024) and non-clinical studies to support the clinical trials.

Selling, general and administrative expenses increased by $13.3 million due to a full year of Cholbam intangible asset amortization, a year-over-year increase in Thiola intangible asset amortization, increases for salary and benefits including stock compensation, and a full year of commercial support for Cholbam.
Legal fee settlement expense of $5.2 million relates to amounts we agreed to advance for legal fees to our former Chief Executive Officer in defense of litigation for his actions while holding that title. See Note 11 to the Consolidated Financial Statements for further discussion.
Change in the fair value of contingent consideration of $4.6 million is due to changes in revenue forecasts, discount factors and timing of payments (in thousands):

	2016	2015	Variance
Chenodal	$15,743	$9,115	$6,628
Cholbam	4,940	4,663	277
L-UDCA	(2,300)	—	(2,300)
Total	$18,383	$13,778	$4,605
Cost of goods sold increased by $2.4 million due to increased product sales, increased inventory reserves, and a one time termination fee from a distribution partner.
Impairment of intangible assets decreased by $4.7 million resulting from the 2015 write off of the Carbetocin asset. We noted no indications for impairment on any of our intangible assets in 2016.
2015 versus 2014 results
Our operating expenses for the year ended December 31, 2015 were $150.6 million compared to $108.0 million for the year ended December 31, 2014, an increase of $42.6 million. The operating expenses increase is attributable to an increase in our research and development expenses of $2.6 million and an increase in selling general and administrative expenses of $19.9 million, a change in valuation of contingent consideration of $13.8 million, and impairment of intangible assets of $4.7 million.
The increase in research and development costs of $2.6 million is primarily due to an increase of $10.1 million from headcount and compensation related to the hiring of critical regulatory and development expertise. This was offset by the divestiture of Syntocinon, the timing of fosmetpantotenate (RE-024) preclinical studies, and lower spending on tetracosactide zinc (RE-034).
The increase in selling, general and administrative expenses of $19.9 million is primarily due to an increase in sales and marketing personnel and associated expenses of $6.4 million to support our commercialization efforts, stock compensation increases of $5.5 million and amortization from intangible assets of $8.0 million.
In addition, we incurred charges of $13.8 million and $4.7 million in operating expenses related to the revaluation of contingent consideration liabilities for the products Chenodal and Cholbam, and the write-off of intangible assets related to Carbetocin as we elected not to pursue internal development of the asset, respectively.
Other Income/Expenses
The following table provides information regarding Other Income (Expenses) (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Change	2015	2014	Change
Litigation settlement gain	$—	$15,500	$(15,500)	$15,500	$—	$15,500
Other income (expense), net	(264)	(296)	32	(296)	2,352	(2,648)
Interest expense, net	(759)	(7,748)	6,989	(7,748)	(7,435)	(313)
Debt early payment penalty	—	(2,250)	2,250	(2,250)	—	(2,250)
Loss on extinguishment of debt	—	(4,151)	4,151	(4,151)	—	(4,151)
Finance expense	—	(600)	600	(600)	(4,721)	4,121
Change in fair value of derivative instruments	1,655	(33,307)	34,962	(33,307)	(23,786)	(9,521)
Gain on sale of assets	—	140,004	(140,004)	140,004	—	140,004
Bargain purchase gain	—	49,063	(49,063)	49,063	—	49,063
	$632	$156,215	$(155,583)	$156,215	$(33,590)	$189,805
Other income for the year ended December 31, 2016 was $0.6 million compared to other income of $156.2 million for the year ended December 31, 2015, which represents a decrease of $155.6 million. The change was primarily attributable to one time events in 2015 such as the gain on the sale of the Pediatric PRV to Sanofi, the bargain purchase gain on the Cholbam acquisition and the litigation settlement gain, offset by the change in fair value of derivative instruments, driven by changes in our stock price.
Other income for the year ended December 31, 2015 was $156.2 million compared to other expense of $33.6 million for the year ended December 31, 2014, which represents a variance of $189.8 million. The change was primarily attributable to the gain on the sale of the Pediatric PRV to Sanofi, the bargain purchase gain on the Cholbam acquisition and the litigation settlement gain, offset by the change in fair value of derivative instruments, driven by changes in our stock price.
Income Tax Benefit (Provision):
We follow ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized.
The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. Our policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision.
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
For the years ended December 31, 2016 and 2015 we had the following financial performance (in thousands):

	December 31, 2016	December 31, 2015
Revenue	$133,591	$99,892
Net Income (Loss)	(47,903)	117,237
Cash & Cash Equivalents	41,002	37,805
Short Term Investments	214,871	191,799
Accumulated Deficit	(113,056)	(65,153)
Stockholders' Equity	307,767	299,971
Net Working Capital	$249,090	$214,951
Net Working Capital Ratio	3.99	3.47
Assets sold to Sanofi
On July 2, 2015, we sold and transferred the Pediatric PRV to Sanofi for $245.0 million. $150.0 million was received upon closing, and $47.5 million is due on each of the first and second anniversaries of the closing. In accordance with U.S. GAAP, we recorded the future short term and long term receivables at their present value of $46.2 million and $44.9 million, respectively, at the date of the sale. The gain from the sale of the asset was approximately $140.0 million, net of $4.9 million in fees contractually due as part of the Cholbam acquisition. The first annual payment was received on July 1, 2016 in accordance with the terms of the sale agreement.
Borrowings
Convertible Notes Payable
 On May 29, 2014, we entered into a note purchase agreement relating to a private placement by us of $46.0 million aggregate principal senior convertible notes due 2019 (the “Notes”) which are convertible into shares of our common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the Notes on their issuance was $43.0 million, which was net of the $3.0 million debt discount.
On June 30, 2014, we issued 401,047 shares of Common Stock to the holders of the Notes and such Noteholders granted us a release of certain claims they may have had in connection with our sale of the Notes or certain statements made by us in connection with such sale due to our former Chief Executive Officer’s violation of his lockup agreement. We recorded the value of these shares on the date of issuance as finance expense. The amount was classified as other expense in our Consolidated Financial Statements for the year ended December 31, 2014.
As of December 31, 2016 all $46 million of principle senior convertible notes is outstanding.
Credit Facility

In June 2014, we entered into a $45 million Credit Agreement (the “Credit Facility”) which bore interest at an annual rate of (i) the Adjusted LIBOR Rate (as such term is defined in the Credit Facility) plus 10.00% or (ii) in certain circumstances, the Base Rate (as such term is defined in the Credit Agreement) plus 9.00%. The Credit Facility contained certain covenants, including those limiting us and our subsidiaries' abilities to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Credit Facility required us and our subsidiaries to meet certain financial quarterly requirements.
On January 12, 2015, we entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement in which we obtained a commitment letter from Athyrium Capital Management, LLC and Perceptive Credit Opportunities Fund, LP (collectively, the “Lenders”), our existing lenders, providing a commitment for a senior secured incremental term loan under our existing term loan facility in an aggregate principal amount of $30 million (the “Incremental Loan”), which could have been drawn down at our option to finance the acquisition of assets.
As consideration for the commitment letter for the Incremental Loan, we made a cash payment to the Lenders and issued the Lenders warrants initially exercisable to purchase up to an aggregate of 125,000 shares of our common stock. We recorded a charge of $1.1 million in interest expense.
On July 1, 2015, we paid $47.3 million as payment in full for all principal and accrued interest under the Credit Facility, which included $45.0 million of principal balance, $2.3 million in prepayment premiums for early payment penalty, and an immaterial amount of interest accrued through the settlement date, as required by the terms of the Credit Agreement. Upon receipt of this final payment, the liens and security interests granted pursuant to the Credit Agreement and the documents executed and delivered pursuant thereto or in connection therewith were automatically and irrevocably released and terminated.
Interest Expense
Total interest expense, net, recognized for the years ended December 31, 2016, 2015 and 2014 was $0.8 million, $7.7 million and $7.4 million, respectively.
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
License Agreement Obligations
See discussion above under the header "License Agreements".
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for the near term. This belief is based on many factors, however, some factors are beyond our control. Factors affecting our financing requirements include, but are not limited to:

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

Cash Flows
The following table summarizes our cash flows for the periods set forth below (in thousands):

	2016	2015	2014
Net cash used in operating activities	$(1,596)	$(554)	$(45,850)
Net cash provided by (used in) investing activities	10,370	(80,602)	(37,263)
Net cash provided by (used in) financing activities	(5,694)	100,767	95,320
Net increase in cash	3,080	19,611	12,207
Effect of exchange rate changes on cash	117	(10)	—
Cash & cash equivalents, beginning of period	37,805	18,204	5,997
Cash & cash equivalents, end of period	$41,002	$37,805	$18,204
Management considers marketable securities to be available to fund current operations, and they are classified as available for sale and included within current assets in our Consolidated Balance Sheets. Therefore, cash on hand includes marketable securities and is considered to be $255.9 million.
Cash Flows from Operating Activities
Operating activities used $1.6 million during the year ended December 31, 2016 compared to $0.6 million used for the year ended December 31, 2015. After excluding one time items and non-cash adjustments, the variance is primarily due to changes in operating assets offset by increased operating expenses exceeding increased product sales.
Operating activities used $0.6 million of cash during the year ended December 31, 2015 compared to $45.9 million used for the year ended December 31, 2014. The variance of $45.3 million was the result of an increase in revenue of $71.7 million, offset by a decrease in operating assets of $25.3 million.
Cash Flows from Investing Activities
Cash provided by investing activities for the year ended December 31, 2016 was $10.4 million compared to cash used of $80.6 million for the year ended December 31, 2015. The variance of $91.0 million was primarily driven by assets received from the sale of the pediatric PRV and a portion of the funds obtained from the 2015 equity offering being invested in marketable securities in 2015. In 2016 we reinvested the proceeds from matured marketable securities as well as increased the total investments with the funds received from the note receivable payment.
Cash used in investing activities for the year ended December 31, 2015 was $80.6 million compared to $37.3 million used for the year ended December 31, 2014. The variance of $43.3 million was primarily the result of cash used in the purchase of marketable securities of $198.5 million in 2015, partially offset by cash received from the divestiture of assets of $148.4 million.
Cash Flows from Financing Activities
For the year ended December 31, 2016, cash used in financing activities was $5.7 million compared to cash provided of $100.8 million during the year ended December 31, 2015. The variance is due to the issuance of common stock of $140.0 million, net of fees, offset by the cash used to pay down debt of $45.0 million in 2015, with an increase in payments for contingent consideration of $8.4 million. The remaining variance of $3.1 million is due to variances between years in cash provided by warrant and option exercises, offset by payments of other liabilities.
For the year ended December 31, 2015, cash provided by financing activities was $100.8 million compared to cash provided of $95.3 million during the year ended December 31, 2014. The variance of $5.5 million was primarily a result of the issuance of common stock of $140.0 million, net of fees, offset by the cash used to pay down debt of $45.0 million. The cash provided in 2014 was the result of the issuance of common stock of $40.0 million, net of fees, net proceeds from the Credit Agreement of $42.4 million, and net proceeds from the note purchase agreement of $43.0 million, offset by the pay down of the Manchester Note payable of $31.3 million.
Contractual Commitments
See Note 11 to the Consolidated Financial Statements for discussion.
Critical Accounting Policies and Estimates
See Note 2 to the Consolidated Financial Statements for discussion.
Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for discussion.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to changes in interest rates. As of December 31, 2016, we had cash equivalents and marketable securities of approximately $215.9 million, consisting of money market funds, U.S. backed entity debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a one percent change in interest rates would have approximately a $2.1 million impact on our investments. We carry our investments based on publicly available information. We do not currently have any hard to value investment securities or securities for which a market is not readily available or active.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and supplementary data of Retrophin, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2016. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which is included herein.

Changes In Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Retrophin, Inc.
San Diego, California
We have audited Retrophin, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Retrophin Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Retrophin, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Retrophin, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, NY
March 1, 2017

ITEM 9B.    OTHER INFORMATION
Executive Compensation
On February 27, 2017, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company approved the following 2016 performance-based bonuses for the Company’s executive officers pursuant to the Company’s 2016 Executive Officer Annual Bonus Plan (taking into account the prior recommendation of the independent members of the Board):

•	Stephen Aselage, the Company’s Chief Executive Officer, was granted a performance-based cash bonus equal to $263,415;

•	Laura Clague, the Company’s Chief Financial Officer, was granted a performance-based cash bonus equal to $157,165; and

•	Neil McFarlane, the Company’s Chief Operating Officer, was granted a performance-based cash bonus equal to $84,115 (pro-rated amount for partial year of service).
Additionally, on February 27, 2017, the Compensation Committee approved the following annual base salary increases for the Company’s executive officers (taking into account the prior recommendation of the independent members of the Board):

•	Stephen Aselage had his annual base salary increased to $560,000;

•	Laura Clague had her annual base salary increased to $385,000; and

•	Neil McFarlane had his annual base salary increased to $482,125.
Elizabeth Reed, the Company’s Senior Vice President & General Counsel, and William Rote, the Company’s Senior Vice President, Research & Development, joined the Company in 2017 and therefore were not eligible for a 2016 cash bonus or a 2017 annual base salary increase.
2017 Executive Officer Annual Bonus Plan
On February 27, 2017, the Compensation Committee approved the adoption of the 2017 Retrophin, Inc. Executive Officer Annual Bonus Plan (the “Bonus Plan”) for the Company’s executive officers.
Each participant in the Bonus Plan has been assigned a target bonus percentage of such participant’s current base salary for 2017. Pursuant to the terms of the Bonus Plan, the target bonus percentage is set at 60% of base salary for the Chief Executive Officer and 50% of base salary for the other executive officers.
The amounts payable to each participant under the Bonus Plan will be based entirely on the determination by the Compensation Committee or the Board of the achievement by the Company of corporate performance goals. Depending on actual corporate performance during 2017, the Compensation Committee or the Board may, in their sole discretion, determine a goal achievement percentage under the Bonus Plan within a range between 0% and 150%.
A participant’s bonus under the Bonus Plan will be equal to his or her annual base salary, multiplied by his or her target bonus percentage, multiplied by the goal achievement percentage determined by the Compensation Committee or the Board. However, no payments will be made pursuant to the Bonus Plan in the event that the Compensation Committee or the Board determines that less than 50% of the corporate performance goals are achieved.
The corporate performance goals under the Bonus Plan for 2017 relate to (i) total revenues, (ii) progress of the sparsentan Phase 3 clinical trial, (iii) progress of the RE-024 Phase 3 clinical trial, (iv) CMC/manufacturing objectives for the Company’s development and commercial stage programs, (v) business development objectives, (vi) objectives related to the investment community, and (vii) internal operational objectives.
The foregoing description of the terms of the Bonus Plan is qualified in its entirety by reference to the Bonus Plan, a copy of which is attached hereto as Exhibit 10.34 and is incorporated herein by reference.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2016. Such information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2016. Such information is incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2016. Such information is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2016. Such information is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2016. Such information is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     The financial statements at page F-1 are incorporated by reference to a part of this Annual Report on Form 10-K.
    Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b)     Exhibits: The exhibits to this report are listed in the exhibit index below.

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

10.5
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

10.7
First Amendment to Trademark License and Supply Agreement, effective as of July 28, 2014, by and between Mission Pharmacal Company and Retrophin, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2014).

10.8
International Rights Purchase Agreement, dated as of March 26, 2014, by and between Manchester Pharmaceuticals LLC and Retrophin Therapeutics International, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2014).

10.9
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

10.11
Security Agreement, dated as of March 26, 2014, by and between Manchester Pharmaceuticals LLC, on the one hand, and Loring Creek Holdings LLC, Lloyd Glenn and Matthias Kurth, on the other hand. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2014).

10.12+
Sublicense Agreement, dated February 16, 2012, by and among Ligand Pharmaceuticals Incorporated, a Delaware corporation, Pharmacopeia, Inc., a Delaware limited liability company, and Retrophin, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2012).

10.13†
Employment Agreement, dated March 2, 2015, by and between Retrophin, Inc. and Laura M. Clague (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2015).

10.14†
Employment Agreement, dated March 2, 2015, by and between Retrophin, Inc. and Stephen Aselage (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2015).

10.15
Summary Separation Proposal, dated October 13, 2014, by and between Retrophin, Inc. and Martin Shkreli (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2015).

10.16	Retrophin, Inc. 2014 Incentive Compensation Plan as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
10.17
Retirement and Transition Agreement, dated February 1, 2016, by and between Retrophin, Inc. and Margaret Valeur-Jensen, Ph.D. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2016).

10.18+
Amendment No. 4 to Sublicense Agreement dated as of September 17, 2015, between Retrophin, Inc. and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A, filed with the SEC on December 22, 2015).

10.19
Addendum to Trademark License and Supply Agreement, dated October 19, 2015, by and between to Company and Mission Pharmacal (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2015).

10.20
Asset Purchase Agreement dated as of January 9, 2015, between Retrophin, Inc. and Turing Pharmaceuticals AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.21
Asset Purchase Agreement dated as of February 12, 2015, among Retrophin, Inc., Manchester Pharmaceuticals LLC and Turing Pharmaceuticals AG (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.22
Asset Purchase Agreement dated as of February 12, 2015, between Retrophin, Inc. and Turing Pharmaceuticals AG (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.23
Amendment No. 3 to Credit Agreement dated January 12, 2015, among Retrophin, Inc., the lenders from time to time thereto and U.S. Bank National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.24+
Amendment No. 3 to Sublicense Agreement dated as of February 27, 2015, between Retrophin, Inc. and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.25+
Asset Purchase Agreement dated January 10, 2015 by and between Retrophin, Inc. and Asklepion Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.26
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

10.28†	2016 Retrophin, Inc. Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2016).
10.29†
Employment Agreement, dated August 15, 2016, by and between Retrophin, Inc. and Neil McFarlane (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2016).

10.30+
Amendment One to the Third Amendment to Trademark License and Supply Agreement, dated September 12, 2016, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2016).

10.31+
Third Amendment to Trademark License and Supply Agreement dated as of March 17, 2016, between Retrophin Inc. and Mission Pharmacal. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2016).

10.32+
Asset Purchase Agreement dated as of June 9, 2016 between Retrophin, Inc. and Asklepion Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016).

10.33	Retrophin, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed with the SEC on May 19, 2016
10.34†	2017 Retrophin, Inc. Executive Officer Annual Bonus Plan
21.1	List of subsidiaries of the Company.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (see signature page hereto).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Taxonomy Extension Presentation Linkbase Document.

+
We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2017	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
Name: Stephen Aselage
Title: Chief Executive Officer

	By:	/s/ Laura Clague
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Aselage	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
Stephen Aselage

/s/ Laura Clague	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
Laura Clague

/s/ Timothy Coughlin	Director
Timothy Coughlin		March 1, 2017

/s/ Cornelius Golding	Director
Cornelius Golding		March 1, 2017

/s/ Jeffrey A. Meckler	Director
Jeffrey A. Meckler		March 1, 2017

/s/ Gary Lyons	Director
Gary Lyons		March 1, 2017

/s/ John Kozarich	Director
John Kozarich		March 1, 2017

/s/ Roy D. Baynes	Director
Roy D. Baynes		March 1, 2017

RETROPHIN, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Retrophin, Inc.
San Diego, CA

We have audited the accompanying consolidated balance sheets of Retrophin, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retrophin, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Retrophin Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY
March 1, 2017

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$41,002	$37,805
Marketable securities	214,871	191,799
Accounts receivable, net	18,510	12,458
Inventory, net	2,826	2,536
Prepaid expenses and other current assets	4,831	2,378
Prepaid taxes	3,463	8,107
Note receivable, current	46,849	46,849
Total current assets	332,352	301,932
Property and equipment, net	2,587	428
Other assets	7,364	1,859
Intangible assets, net	182,043	161,536
Goodwill	936	936
Note receivable, long-term	—	45,573
Total assets	$525,282	$512,264
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,522	$7,639
Accrued expenses	33,308	23,820
Guaranteed minimum royalty, short term	2,000	2,000
Other current liabilities	1,842	958
Business combination-related contingent consideration	16,150	13,754
Derivative financial instruments, warrants	22,440	38,810
Total current liabilities	83,262	86,981
Convertible debt	44,422	43,766
Other noncurrent liabilities	4,010	3,066
Guaranteed minimum royalty, long term	8,068	8,885
Business combination-related contingent consideration, less current portion	71,328	45,267
Deferred income tax liability, net	6,425	24,328
Total liabilities	217,515	212,293
Stockholders' Equity:
Preferred stock Series A $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 37,906,669 and 36,465,853 issued and outstanding as of December 31, 2016 and 2015, respectively	4	4
Additional paid-in capital	421,309	365,802
Accumulated deficit	(113,056)	(65,153)
Accumulated other comprehensive loss	(490)	(682)
Total stockholders' equity	307,767	299,971
Total liabilities and stockholders' equity	$525,282	$512,264
The accompanying notes are an integral part of these consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net product sales	$133,591	$99,892	$28,203
Operating expenses:
Cost of goods sold	4,554	2,185	571
Research and development	70,853	50,426	47,795
Selling, general and administrative	92,803	79,541	59,645
Legal fee settlement	5,212	—	—
Change in fair value of contingent consideration	18,383	13,778	—
Impairment of intangible assets	—	4,710	—
Total operating expenses	191,805	150,640	108,011
Operating loss	(58,214)	(50,748)	(79,808)
Other Income (expense), net:
Litigation settlement gain	—	15,500	—
Other income (expense), net	(264)	(296)	2,352
Interest expense, net	(759)	(7,748)	(7,435)
Debt early payment penalty	—	(2,250)	—
Loss on extinguishment of debt	—	(4,151)	—
Finance expense	—	(600)	(4,721)
Change in fair value of derivative instruments	1,655	(33,307)	(23,786)
Gain on sale of assets	—	140,004	—
Bargain purchase gain	—	49,063	—
Total other income (expense), net	632	156,215	(33,590)
Income (loss) before benefit for income taxes	(57,582)	105,467	(113,398)
Income tax benefit	9,679	11,770	2,460
Net income (loss)	$(47,903)	$117,237	$(110,938)
Net income (loss) per common share:
Basic	$(1.29)	$3.49	$(4.43)
Diluted	$(1.29)	$3.17	$(4.43)
Weighted average common shares outstanding:
Basic	36,997,865	33,560,249	25,057,509
Diluted	38,288,012	37,581,439	25,057,509

Comprehensive income (loss):
Net income (loss)	$(47,903)	$117,237	$(110,938)
Foreign currency translation gain (loss)	93	(40)	—
Unrealized gain (loss) on sale of marketable securities	99	(4,927)	4,396
Comprehensive income (loss)	$(47,711)	$112,270	$(106,542)
The accompanying notes are an integral part of these consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Common Stock in Treasury		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE - DECEMBER 31, 2013	18,546,363	$2	(130,790)	$(957)	$49,635	$(110)	$(68,237)	$(19,667)
Share based payments	730,774	—	—	—	16,639	—	—	16,639
Kyalin payments	96,628	—	—	—	1,000	—	—	1,000
Issuance of common stock in connection with January 2014 public offering at $8.50 per share, net of fees of $3.2 million	4,705,882	1	—	—	36,835	—	—	36,836
Exercise of warrants and reclassification of derivative liability	1,947,377	—	—	—	31,762	—	—	31,762
August 2013 private placement settlement	—	—	—	—	272	—	—	272
Treasury stock	—	—	(248,801)	(2,258)	—	—	—	(2,258)
Issuance of common stock to convertible debt holders	401,047	—	—	—	4,708	—	—	4,708
Unrealized gain/(loss) on marketable securities	—	—	—	—	—	4,395	—	4,395
Net loss	—	—	—	—	—	—	(110,938)	(110,938)
BALANCE - DECEMBER 31, 2014	26,428,071	$3	(379,591)	$(3,215)	$140,851	$4,285	$(179,175)	$(37,251)
Share based payments	—	—	—	—	25,900	—	—	25,900
Vesting of stock for accrued severance	—	—	—	—	2,126	—	—	2,126
Issuance of common stock in connection with March 2015 public offering at $19.00 per share, net of fees of $9 million	7,866,000	1	—	—	139,986	—	—	139,987
Exercise of warrants and reclassification of derivative liability	870,306	—	—	—	28,012	—	—	28,012
Retirement of treasury stock	(379,591)	—	379,591	3,215	—	—	(3,215)	—
Unrealized gain/(loss) on marketable securities	—	—	—	—	—	(4,927)	—	(4,927)
Foreign currency translation adjustments	—	—	—	—	—	(40)	—	(40)
Option inducement liability reversal and adjustments	—	—	—	—	3,840	—	—	3,840
Issuance of common shares under the equity incentive plan	1,019,788	—	—	—	6,818	—	—	6,818
Shares issued in connection with Cholbam acquisition	661,279	—	—	—	15,844	—	—	15,844
Excess tax benefits of stock option exercises	—	—	—	—	2,425	—	—	2,425
Net income	—	—	—	—	—	—	117,237	117,237
BALANCE - DECEMBER 31, 2015	36,465,853	$4	—	$—	$365,802	$(682)	$(65,153)	$299,971
Share based payments	—	—	—	—	29,102	—	—	29,102
Legal fee settlement-short swing profit recovery	—	—	—	—	2,025	—	—	2,025
Exercise of warrants and reclassification of derivative liability	898,633	—	—	—	20,720	—	—	20,720
Unrealized gain/(loss) on marketable securities	—	—	—	—	—	99	—	99
Foreign currency translation adjustments	—	—	—	—	3	93	—	96
Issuance of common shares under the equity incentive plan	542,183	—	—	—	4,016	—	—	4,016
Tax shortfall from stock option exercises	—	—	—	—	(359)	—	—	(359)
Net loss	—	—	—	—	—	—	(47,903)	(47,903)
BALANCE - DECEMBER 31, 2016	37,906,669	$4	—	$—	$421,309	$(490)	$(113,056)	$307,767
The accompanying notes are an integral part of these consolidated financial statements

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$(47,903)	$117,237	$(110,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,135	13,392	5,401
Realized (gain) loss on marketable securities	(8)	293	(2,349)
Gain upon divestiture of Pediatric Priority Review Voucher	—	(140,004)	—
Gain upon divestiture of assets to Turing Pharmaceuticals	—	(914)	—
Deferred income tax	(22,661)	(15,573)	(2,460)
Settlement expense	5,212	—	6,018
Loss on extinguishment of debt	—	4,151	—
Impairment of intangible assets	—	4,710	—
Loss on disposal of fixed assets	62	112	—
Derivative financial instruments, warrants, issued, recorded in interest expense	—	1,050	—
Accretion on notes receivable	(1,927)	(1,267)	—
Accretion on Contingent Consideration	1,976	2,461	—
Amortization of debt discount and deferred financing costs	656	1,340	1,084
Amortization of premiums on investments	1,097	398	—
Non-cash financing cost	—	—	4,708
Loss on impairment of cost method purchase	—	—	400
Share based compensation	29,102	25,900	15,900
Legal accrual reversal	(2,967)	—	—
Bargain purchase gain	—	(49,063)	—
Change in estimated fair value of contingent consideration, net of payments	18,383	13,778	—
Payments from Change in Fair Value of Contingent Consideration	(2,571)	(490)	—
Change in estimated fair value of liability classified warrants	(1,655)	33,307	23,786
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(6,090)	(4,504)	(7,959)
Inventory	(306)	(1,174)	(282)
Prepaid expenses and other current assets	(2,447)	(966)	237
Prepaid income taxes	4,644	(8,107)	—
Accounts payable and accrued expenses	9,672	3,379	20,604
Net cash used in operating activities	(1,596)	(554)	(45,850)
Cash Flows From Investing Activities:
Purchase of fixed assets	(1,428)	(22)	(663)
Purchase of intangible assets	(10,496)	(7,008)	(3,301)
Security deposits	(115)	—	(93)
Proceeds from the sale/maturity of marketable securities	159,520	9,977	6,493
Purchase of marketable securities	(184,111)	(198,530)	(10,149)
Proceeds from securities sold, not yet purchased	—	—	7,500
Securities sold, not yet purchased	—	—	(7,500)
Proceeds from the maturity of notes receivable	47,500	—	—
Cash received upon sale of assets, net	—	148,411	—
Cash paid for investment	—	—	(400)
Cash paid upon acquisition, net of cash acquired	(500)	(33,430)	(29,150)
Net cash provided by (used in) investing activities	10,370	(80,602)	(37,263)
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(12,356)	(3,938)	(1,163)
Payment of other liability	(1,000)	(2,000)	(500)
Payment of guaranteed minimum royalty	(2,000)	(2,000)	—
Proceeds from credit agreement	—	—	42,366
Proceeds from Note Purchase Agreement	—	—	42,924
Proceeds from exercise of warrants	6,005	4,475	8,398
Proceeds from exercise of stock options	4,016	6,818	—
Repayment of Manchester note payable	—	—	(31,283)
Excess tax benefit (shortfall) related to stock compensation	(359)	2,425	—
Proceeds received from issuance of common stock	—	149,487	40,000
Financing costs from issuance of common stock	—	(9,500)	(3,165)

Repayment of credit facility	—	(45,000)	—
Purchase of treasury stock, at cost	—	—	(2,257)
Net cash provided by (used in) financing activities	(5,694)	100,767	95,320
Effect of exchange rate changes on cash	117	(10)	—
Net increase in cash and cash equivalents	3,197	19,601	12,207
Cash and cash equivalents, beginning of year	37,805	18,204	5,997
Cash and cash equivalents, end of year	$41,002	$37,805	$18,204
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,070	$5,838	$4,080
Cash paid for income taxes	$7,933	$9,610	$5
Non-cash Investing and financing activities:
Short swing profit judgment offset with settlement expense accrual	$2,025	$—	$—
Reclassification of derivative liability to equity due to exercise of warrants	$14,715	$23,537	$23,365
Accrued royalty in excess of minimum payable to the sellers of Thiola	$11,206	$8,219	$—
Present value of contingent consideration payable upon acquisition related to L-UDCA	$25,000	$—	$—
Present value of contingent consideration payable upon acquisition relate to Cholbam	$—	$42,010	$—
Shares issued in connection with Cholbam acquisition	$—	$15,844	$—
Present value of contingent consideration payable upon acquisition related to Chenodal	$—	$—	$12,800
Present value of guaranteed minimum royalty payable to sellers of Thiola	$—	$—	$11,850
Note payable entered into upon acquisition of Manchester Pharmaceuticals, LLC.	$—	$—	$31,283
Purchase of Kyalin in exchange for future consideration	$—	$—	$1,000
The accompanying notes are an integral part of these consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    DESCRIPTION OF BUSINESS
Organization and Description of Business
Retrophin, Inc. (“we”, “our”, “us”, “Retrophin” and the “Company”) refers to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. Retrophin is a fully integrated biopharmaceutical company headquartered in San Diego, California focused on the development, acquisition and commercialization of therapies for the treatment of serious or rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious or rare diseases and that we believe offer attractive growth characteristics.
We are currently developing the following pipeline products:
Sparsentan is an investigational therapeutic agent which acts as both a potent ARB, as well as a selective ERA, with in vitro selectivity toward endothelin receptor type A. The Company has secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). The Company is developing sparsentan as a treatment for FSGS, which is a leading cause of end-stage renal disease and NS. Sparsentan was granted orphan drug designation in the United States and the European Union in January 2015 and November 2015, respectively. In the third quarter of 2016, the Company announced positive top-line data from the Phase 2 DUET study of sparsentan for the treatment of FSGS. In early 2017, we had an End of Phase 2 meeting with the FDA regarding the regulatory pathway for sparsentan as a treatment for FSGS.  Following the meeting and our receipt of confirmatory meeting minutes, we announced our plans to initiate a single Phase 3 clinical trial to serve as the basis of a New Drug Application ("NDA") filing for sparsentan for the treatment of FSGS.
Fosmetpantotenate, also known as RE-024, a novel small molecule, is being developed as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include parkinsonism, dystonia, and other severe systemic manifestations. Fosmetpantotenate (RE-024) is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate (RE-024) in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. The Company filed a U.S. IND for fosmetpantotenate (RE-024) with the FDA in the first quarter of 2015 to support the commencement of a Company-sponsored Phase 1 study, which was successfully completed during 2015. The FDA granted fosmetpantotenate (RE-024) orphan drug designation in May 2015 and fast track designation in June 2015. In February, 2016, the Company announced fosmetpantotenate (RE-024) was granted orphan drug designation by the European Commission. In November, 2016, the Company announced that it had reached an agreement with the FDA under the Special Protocol Assessment (SPA) process for a Phase 3 clinical trial evaluating fosmetpantotenate (RE-024) for PKAN. The Company expect to begin dosing patients in this Phase 3 clinical trial in the coming months. The Company continues discussions with the EMA regarding the initiation of a potential registration-enabling efficacy trial in PKAN patients.
Tetracosactide zinc (RE-034) is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in adrenocorticotropic hormone ("ACTH") incorporated into a novel formulation developed by us. Tetracosactide zinc (RE-034) exhibits similar physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects. The Company successfully manufactured tetracosactide zinc (RE-034) at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration. The Company decided to focus our further efforts on this program toward an external partnership and out-licensing opportunities.
Liquid ursodeoxycholic acid ("L-UDCA") is a liquid formulation of ursodeoxycholic acid being developed for the treatment of a rare liver disease called primary biliary cholangitis ("PBC"). We obtained L-UDCA during 2016 with the intention of making L-UDCA commercially available to the subset of PBC patients who have difficulty swallowing.
We currently sell the following three products:

•
Chenodal (chenodiol tablets) is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal has been the standard of care for CTX patients for more than three decades and the Company is currently pursuing adding this indication to the label.

•
Cholbam (cholic acid capsules) is approved in the United States for the treatment of bile acid synthesis disorders due to single enzyme defects and is further indicated for adjunctive treatment of patients with peroxisomal disorders.

•	Thiola (tiopronin tablets) is approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.

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
Revenue Recognition
Product sales for the year ended December 31, 2016 consisted of sales of Chenodal, Cholbam and Thiola. Product sales for the year ended December 31, 2015 consisted of sales of Chenodal, Cholbam, Thiola and Vecamyl (divested in 2015). Product sales for the year ended December 31, 2014 consisted of sales of Chenodal, Thiola and Vecamyl. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, the Company has no further performance obligations, and returns can be reasonably estimated. The Company sells in the United States and Canada through a direct-to-patient distributor. Under this distribution model, the Company records revenues when customers take title of the product.
The Company sells Kolbam internationally, and these revenues are immaterial when taken in consideration of the financial statements as a whole.
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
Product Returns: Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. Generally, shipments are only made upon a patient prescription thus returns are minimal.
Research and Development Costs
Research and development includes expenses related to RE-021, fosmetpantotenate (RE-024) and our other pipeline programs. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, non-cash share based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices, and associated overhead expenses and facilities costs. Reimbursed research and development costs under collaborative arrangements are recorded as a reduction to research and development costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors, and clinical research organizations (“CRO’s"). Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, and costs associated with site monitoring and data management.

Employee Stock-Based Compensation
The Company recognizes all employee share-based compensation as a cost in the financial statements. Equity-classified awards principally related to stock options, restricted stock units (“RSUs”) and performance stock units ("PSUs"), are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSUs are determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. For PSUs, expense is recognized over the implicit service period, assuming vesting is probable. No expense is recognized for PSUs if it is not probable the vesting criteria will be satisfied. Forfeitures are estimated at the date of grant and revised when actual or expected forfeiture activity differs materially from original estimates.

Vesting Term
Stock Options	1 to 3 years
Restricted Stock Units	1 to 3 years
Earnings (Loss) Per Share
We calculate our basic earnings per share by dividing net income by the weighted average number of shares outstanding during the period. The diluted earnings per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, derivative liability, convertible debt and RSUs, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings per share calculation.
Cash and Cash Equivalents
We consider all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.
Marketable Securities
The Company accounts for marketable securities held as “available-for-sale” in accordance with ASC 320, “Investments Debt and Equity Securities” (“ASC 320”). The Company classifies these investments as current assets and carries them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive loss. Realized gains or losses on marketable security transactions are reported in the Statements of Operations and Comprehensive Income (Loss). Marketable securities are maintained at one financial institution and are governed by the Company’s investment policy as approved by our Board of Directors.
Trade and Notes Receivable
Trade Receivables, Net
Trade accounts receivable are recorded net of allowances for prompt payment and doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was $0.3 million and $0.0 million at December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, bad debt expense recorded in the Statement of Operations and Comprehensive Income (Loss) is approximately $0.2 million and less than $0.1 million, respectively. There was no bad debt expense recorded in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014.
Notes Receivable
Notes receivable arose from the sale of the pediatric priority review voucher (the "PRV"). On July 2, 2015, the Company sold and transferred the PRV to Sanofi for $245.0 million. $150.0 million was received upon closing, and $47.5 million is due on each of the first and second anniversaries of the closing. In accordance with U.S. GAAP, the Company recorded the future short term and long term notes receivable at their present value of $46.2 million and $44.9 million, respectively, at the date of the sale using a discount rate of 2.8%. The accretion on the notes receivables totaled $1.9 million and is recorded in interest expense, net, in the consolidated statements of operations and comprehensive income (loss) for 2016. The first annual payment was received on July 1, 2016 in accordance with the terms of the sale agreement. As of December 31, 2016, the present value of the remaining receivable is $46.8 million and is recorded in current assets. As of December 31, 2015 the present value of the receivables was $46.8 million and $45.6 million which were recorded as current and long term assets respectively. The Company noted no indications for impairment as of December 31, 2016 and 2015.
Inventories and Related Reserves
Inventories, which are recorded at the lower of cost or market, include materials, labor, and other direct and indirect costs and are valued using the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process. The Company does not directly manufacture any product.  The Company has single suppliers for products Chenodal and Thiola, and prospectively arranges for manufacture from contract service providers for its product Cholbam. The inventory reserve was $0.6 million and $0.3 million at December 31, 2016 and 2015, respectively.

Inventory, net of reserve, consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Raw material	$1,336	$289
Finished goods	1,490	2,247
Total inventory	$2,826	$2,536
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives as presented in the table below. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative use is expensed as incurred.
The major classifications of property and equipment, including their respective expected useful lives, consists of the following:

Computer equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of length of lease or life of the asset

Intangible Assets, Net
Our intangible assets consist of licenses, purchased technology and acquired in-process research and development (IPR&D). Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed periodically for impairment.
Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized over a period that best reflects the economic benefits provided by these assets.
Goodwill
Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company has one segment and one reporting unit and as such reviews goodwill for impairment at the consolidated level.
For the years ended December 31, 2016, 2015 and 2014 there were no impairments to goodwill.
Impairment of Long-Lived Assets
Our long-lived assets are primarily comprised of intangible assets and property and equipment. We evaluate our finite-lived intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
In addition, indefinite-lived intangible assets, comprised of IPR&D, are reviewed for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired by comparing the fair value to the carrying value of the asset.
For the year ended December 31, 2015 the Company wrote off the intangible asset related to Carbetocin and recorded a loss of $4.7 million. There were no impairments related to intangible assets in the years ended December 31, 2016 or 2014.
Contingent Consideration
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. On a quarterly basis, we revalue these obligations and record increases or decreases from their fair value as an adjustment to operating earnings. Changes to contingent consideration obligations can result from changes to discount rates, accretion of the liability due to the passage of time, changes in revenue forecasts and changes in our estimates of the likelihood or timing of achieving commercial milestones.
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
Derivative Financial Instruments, Warrants
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. However, certain warrants to purchase common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the ASC, are classified as liabilities.The Company’s warrants are classified as liability instruments due to an anti-dilution provision that provides for a reduction to the exercise price of the warrants if the Company issues additional equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect. The derivative instrument was initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive income (loss).
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
In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). The Company does not expect the new standard to change the timing for recognition of revenue from product sales, but it is still reviewing the standard and its effects on disclosures and other matters.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures; however, based on the Company's current operating leases, it is expected to have a material impact to the Consolidated Balance Sheet by increasing assets and liabilities.
In April 2016, the FASB issued ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with GAAP) or account for forfeitures when they occur. The ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Upon adoption, all of the tax effects related to share-based payments at settlement (or expiration) will be recorded through the income statement. In 2016 and 2015, the Company would have recorded a tax expense of $0.4 million and a tax benefit of $2.4 million, respectively. In addition the Company will adopt accounting for forfeitures as actuals rates in the period they occur.
In June 2016, the FASB issued No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of December 31, 2016, the Company holds $214.9 million in available for sale debt securities that are affected by this ASU. If adopted as of December 31, 2016, this would not have a material impact on financial statements.
In October 2016, the FASB issued No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The new guidance will be effective for the Company starting in fiscal year 2018 on a modified retrospective basis, and early adoption is permitted. As of December 31, 2016, the Company has recorded a Prepaid Tax Asset of $4.9 million related to an Intra-Entity Transfer. Upon adoption, the Company will reverse the balance in its Prepaid Tax Asset account as a charge to retained earnings. The Company is currently evaluating whether to adopt the new guidance early.
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance will be effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.
NOTE 3.    BUSINESS COMBINATION AND DIVESTITURE OF ASSETS
Acquisition of Liquid Ursodeoxycholic Acid (L-UDCA)
On June 20, 2016, the Company announced the signing of a definitive agreement to purchase the rights, titles, licenses and ownership of L-UDCA from Asklepion Pharmaceuticals, LLC ("Asklepion").
The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Standard Codification ("ASC") 805. The fair value of assets acquired and liabilities assumed was based upon an independent third-party valuation and the Company’s estimates. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired product rights for L-UDCA, licenses, trade names and developed technologies, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
The purchase included $25.5 million for an intangible asset with a definite life related to product rights in the U.S. The useful life related to the acquired product rights is expected to be approximately 17 years once the NDA is approved by the FDA. Until approval, the asset is considered IPR&D with an indefinite life and is not amortized.
The contingent consideration of $25.0 million (present value) recorded during the period ended June 30, 2016, is related to an agreement to pay an additional cash amount in the form of milestones and sales royalties through 2035. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with an assumed discount rate of 12.0% over the applicable term. The undiscounted amount the Company could pay as contingent consideration under the agreement is up to $70.3 million.

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
Acquisition of Cholbam (cholic acid)
On January 12, 2015, the Company announced the signing of a definitive agreement under which it acquired the exclusive right to purchase from Asklepion, all worldwide rights, titles, and ownership of Cholbam (cholic acid) for the treatment of bile acid synthesis disorders, if approved by the FDA. Under the terms of the agreement, the Company paid Asklepion an upfront payment of $5.0 million and agreed to pay milestones based on FDA approval and net product sales, plus tiered royalties on future net sales of Cholbam.
On March 18, 2015, the Company announced that the FDA had approved Cholbam capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for patients with peroxisomal disorders (including Zellweger spectrum disorders). As a result of the approval, the Company exercised its right to purchase from Asklepion all worldwide rights, titles, and ownership of Cholbam and related assets. The FDA also granted Asklepion a Rare Pediatric Disease Priority Review Voucher ("Pediatric PRV"), awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. A Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to Retrophin under the original terms of the agreement with Asklepion.
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
The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805. The fair value of assets acquired and liabilities assumed was based upon an independent third-party valuation and the Company’s estimates. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired product rights-Cholbam, Pediatric PRV, trade names and developed technologies, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
The purchase included $83.2 million of intangible assets with definite lives related to product rights with values of $75.9 million for the U.S. and $7.3 million for the international rights. The useful lives related to the acquired product rights are expected to be approximately 10 years.
The contingent consideration of $39.1 million recorded during the year ended December 31, 2015 is related to an agreement to pay an additional cash amount based on the product performance through 2025. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates of 19.0% over the applicable term. The undiscounted amount the Company could pay as contingent consideration under the agreement is up to $78.4 million.
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

The purchase price allocation of $91.3 million as of the acquisition completion date of March 31, 2015 is as follows (in thousands):

Cash paid upon consummation	$33,430
Present value of contingent consideration and service fees	42,010
Fair Value of 661,279 shares issued to Asklepion	15,844
Total Purchase Price	$91,284
Fair Value of Assets Acquired and Liabilities Assumed
Acquired product rights-Cholbam (Intangible Asset)	$83,200
Pediatric Priority Review Voucher	96,250
Inventory	777
Deferred tax liability	(39,880)
Total Allocation of Purchase Price	140,347
Bargain Purchase Gain	(49,063)
Total Purchase Price	$91,284
Acquisition of Manchester Pharmaceuticals LLC
On March 26, 2014 (the “Manchester Closing Date”), the Company acquired 100% of the outstanding membership interests of Manchester. Under the terms of the agreement, the Company paid $29.2 million upon consummation of the transaction, of which $3.2 million was paid by Retrophin Therapeutics International LLC, an indirect wholly owned subsidiary, for rights to use the trade name outside of the United States. Acquisition costs amounted to approximately $0.3 million and were recorded as selling, general, and administrative expense in the 2014 Consolidated Financial Statements. The Company entered into a promissory note with Manchester for $33 million which was discounted to $31.3 million to be paid in three equal installments of $11 million within three, six, and nine months after the Manchester Closing Date. On June 30, 2014, the Company paid the sellers of Manchester $33 million in full satisfaction of the outstanding amount owed.
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
Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and developed technology, present value and discount rates. Management’s estimates of fair value are based an independent third-party valuation. These assumptions are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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

The purchase price allocation of $73.2 million as of the Manchester Closing Date was as follows (in thousands):

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
Divestiture of Assets:
Sale of Assets to Sanofi
The FDA granted Asklepion a Pediatric PRV, awarded to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. A Pediatric PRV is transferable and provides the bearer with FDA priority review classification for a new drug application. The Pediatric PRV was transferred to the Company under the terms of the asset purchase agreement between the Company and Asklepion dated January 12, 2015, pursuant to which the Company acquired Cholbam.
On July 2, 2015, the Company sold and transferred the Pediatric PRV to Sanofi for $245.0 million. $150.0 million was received upon closing, and $47.5 million is due on each of the first and second anniversaries of the closing. In accordance with U.S. GAAP, the Company recorded the future short term and long term notes receivable at their present value of $46.2 million and $44.9 million, respectively, at the date of the sale using a discount rate of 2.8%. The gain from the sale of the asset was approximately $140.0 million, net of $4.9 million in fees contractually due as part of the Cholbam acquisition. The first annual payment was received on July 1, 2016 in accordance with the terms of the sale agreement.
Sale of Assets to Turing Pharmaceuticals
On October 13, 2014, the Company entered into a binding Summary Separation Proposal with its then-current Chief Executive Officer.  Among other things, the Summary Separation Proposal set forth the terms for the sale of the Company’s Vecamyl, Syntocinon and ketamine licenses and assets to Turing Pharmaceuticals, a company controlled by the former Chief Executive Officer.
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
NOTE 4.    MARKETABLE SECURITIES
The Company's marketable securities as of December 31, 2016 and 2015 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-

for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than 1 year due to the possibility of liquidation within the next 12 months.
Marketable securities consist of the following (in thousands):

	As of December 31,
	2016	2015
Marketable Securities:
Commercial paper	30,303	31,864
Corporate debt securities	134,570	125,547
Securities of government sponsored entities	49,998	34,388
Total Marketable Securities:	$214,871	$191,799
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2016 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	Less than 1	$30,330	$—	$(27)	$30,303
Corporate debt securities	Less than 1	64,794	7	(91)	64,710
Securities of government-sponsored entities	Less than 1	19,500	—	(10)	19,490
Total maturity less than 1 year		114,624	7	(128)	114,503
Corporate debt securities	1 to 2	70,207	—	(347)	69,860
Securities of government-sponsored entities	1 to 2	30,583	—	(75)	30,508
Total maturity 1 to 2 years		100,790	—	(422)	100,368
Total available-for-sale securities		$215,414	$7	$(550)	$214,871
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2015 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	Less than 1	$31,899	$6	$(41)	$31,864
Corporate debt securities	Less than 1	43,464	—	(78)	43,386
Total maturity less than 1 year		75,363	6	(119)	75,250
Corporate debt securities	1 to 2	82,557	—	(396)	82,161
Securities of government-sponsored entities	1 to 2	34,522	2	(136)	34,388
Total maturity 1 to 2 years		117,079	2	(532)	116,549
Total available-for-sale securities		$192,442	$8	$(651)	$191,799
During 2016, 2015 and 2014, the Company recognized a gain of less than $0.1 million, a loss of $0.3 million and a gain of $2.3 million on marketable securities, respectively. The Company had proceeds from the sale or maturity of marketable securities of $159.5 million, $10.0 million and $6.5 million for 2016, 2015 and 2014, respectively.
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of December 31, 2016 and 2015, the Company believed the cost basis for available-for-sale investments were recoverable in all material respects. For both December 31, 2016 and 2015, any investments in an unrealized loss position for longer than 12 months are immaterial.
NOTE 5.    DERIVATIVE FINANCIAL INSTRUMENTS

Since 2013, the Company has issued 5 tranches of common stock purchase warrants to secure financing, remediate covenant violations related to the Credit Facility (See Note. 10) and provide consideration for Credit Facility amendments.
The Company accounts for derivative financial instruments in accordance with ASC 815-40, “Derivative and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), in which instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company’s warrants are classified as liability instruments due to an anti-dilution provision that provides for a reduction to the exercise price of the warrants if the Company issues additional equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect.
Issuances
2016
None.
2015
On January 12, 2015, the Company entered into Amendment No. 3 to the Credit Facility discussed in Note 10, in which the Company obtained a commitment letter from Athyrium Capital Management, LLC and Perceptive Credit Opportunities Fund, LP (collectively, the “ Lenders”), the Company’s existing lenders, providing a commitment for a senior secured incremental term loan under the Company’s existing term loan facility in an aggregate principal amount of $30 million, which could have been drawn down at the Company’s option to finance the acquisition of the assets of Asklepion.
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
Re-measurement
The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash valuation adjustments within other income (expenses) in the Company’s accompanying Consolidated Statements of Operations.  The Company

recorded a change in the estimated fair value of warrants of a gain of $1.7 million, loss of $33.3 million, and loss of $23.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.
The Company calculated the fair value of the warrants using the Monte Carlo Simulation as of December 31, 2016 and 2015, using the following assumptions:

As of
	December 31, 2016	December 31, 2015
Fair value of common stock	$18.93	$19.29
Remaining Life (in years) of the Warrants	1.2 - 3.0 years	2.1 – 4.0 years
Risk-free interest rate	.89 - 1.48%	1.11 – 1.59%
Expected volatility	55 - 75%	75 – 85%
Dividend yield	—	—
Expected volatility is based on analysis of the Company’s volatility. The risk free interest rate is based on the U.S. Treasury security rates for the remaining term of the warrants at December 31, 2016 and 2015.
The following tables presents the Company’s derivative warrant issuances and balances outstanding during the years ended December 31, 2016 and 2015:

		Weighted Average
	Warrants	Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2014	3,421,355	$6.43	$3.79
Issued	125,000	13.25	8.40
Canceled	—	—	—
Exercised	880,807	5.35	3.23
Outstanding at December 31, 2015	2,665,548	$7.05	$4.20
Issued	—	—	—
Canceled	—	—	—
Exercised	898,643	6.68	4.85
Outstanding at December 31, 2016	1,766,905	$7.23	$3.87
The following information applies to derivative warrants outstanding at December 31, 2016:

Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Number Exercisable
$3.60	168,336	1.12	168,336
$6.00	1,219,402	1.62	1,219,402
$12.76	337,500	2.49	337,500
$13.25	41,667	3.03	41,667
The total intrinsic value of derivative warrants outstanding and exercisable as of December 31, 2016 was $20.7 million. The Company’s closing stock price was $18.93 on December 31, 2016.
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
In estimating the fair value of the Company’s derivative liabilities, the Company used the Monte Carlo Simulation as of December 31, 2016 and 2015. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.

In estimating the fair value of the Company’s contingent consideration, the Company used the comparable uncontrolled transaction (“CUT”) method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, notes receivable, deposits on lease agreements, and accounts payable, due to their short term nature.
The following table presents the Company’s asset and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2016 (in thousands):

	As of December, 2016	Fair Value Hierarchy at December 31, 2016
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Cash and Cash Equivalents	$41,002	$39,929	$1,073	$—
Marketable securities, available-for-sale	214,871	—	214,871	—
Total	$255,873	$39,929	$215,944	$—
Liabilities:
Derivative liability related to warrants	$22,440	$—	$—	$22,440
Business combination-related contingent consideration	87,478	—	—	87,478
Total	$109,918	$—	$—	$109,918
The following table presents the Company’s asset and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2015 (in thousands):

	As of December, 2015	Fair Value Hierarchy at December 31, 2015
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Cash and Cash Equivalents	$37,805	$31,055	$6,750	$—
Marketable securities, available-for-sale	191,799	—	191,799	—
Total	$229,604	$31,055	$198,549	$—
Liabilities:
Derivative liability related to warrants	$38,810	$—	$—	$38,810
Business combination-related contingent consideration	59,021	—	—	59,021
Total	$97,831	$—	$—	$97,831
The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 derivative liability for years ended December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
	2016	2015
Balance at January 1,	$38,810	$27,990
Issuance of common stock warrants	—	1,050
Reclassification of derivative liability to equity upon exercise of warrants	(14,715)	(23,537)
Change in estimated fair value of liability classified warrants	(1,655)	33,307
Balance at December 31,	$22,440	$38,810

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the years ended December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
	2016	2015
Balance at January 1,	$59,021	$11,637
Present value of contingent consideration upon acquisition related to a business combination	25,000	39,107
Increase from revaluation of contingent consideration	18,383	13,778
Decrease of contingent consideration, asset divestiture	—	(604)
Contractual Payments	(12,826)	(3,938)
Contractual Payments accrued at December 31	(1,988)	(959)
Foreign currency impact	(112)	—
Balance at December 31,	$87,478	$59,021
NOTE 7.    INTANGIBLE ASSETS
Amortizable intangible assets
Ligand License Agreement
In fiscal 2013, the Company entered into a $2.5 million agreement with Ligand Pharmaceuticals Incorporated for a worldwide sublicense to develop, manufacture and commercialize a drug technology compound including RE-021 or sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Consolidated Balance Sheet in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $109.4 million. Through 2016, we have made milestone payments to Ligand of $2.6 million under the terms of the license agreement. Should we commercialize sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.
In September 2015, the Ligand License Agreement was amended to facilitate sub-licensing in Asia-Pacific. As consideration for the amendment the Company paid $1.0 million.
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
Manchester Pharmaceuticals LLC
The Company acquired intangible assets with finite lives related to the Chenodal product rights, trade names, and customer relationships with the values of $67.8 million, $0.2 million, and $0.4 million, respectively. The useful lives related to the acquired product rights, trade names, and customer relationships are expected to be approximately 16, 1 and, 10 years, respectively. Amortization of product rights, trade names and customer relationships are being recorded in selling, general and administrative expense over their respective lives.
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
The Company paid Mission an up-front license fee of $3 million and will pay guaranteed minimum royalties during each calendar year the greater of $2 million or twenty percent (20%) of the Company’s net sales of Thiola through June 30, 2024. The present value of guaranteed minimum royalties payable using a discount rate of approximately 11% based on the Company’s then borrowing rate is $10.1 million and $10.9 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the guaranteed minimum royalty current and long term liability is approximately $2.0 million and $8.1 million, respectively, and is recorded as guaranteed minimum royalty in the Consolidated Balance Sheet. As of December 31, 2015, the guaranteed minimum royalty current and long term liability is approximately $2.0 million and $8.9 million, respectively, and is recorded as guaranteed minimum royalty in the Consolidated Balance Sheet. The Company has capitalized $35.3 million related to the Thiola asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payments through 2016 in excess of minimum royalties. There are 7.5 years remaining in the initial term of the license agreement.

Cholbam (Kolbam) Asset Purchase
On March 31, 2015, the Company completed its acquisition from Asklepion of all worldwide rights, titles and ownership of Cholbam, including all related contracts, data assets, intellectual property, regulatory assets and the PRV. The Company capitalized $75.9 million and $7.3 million for the U.S. and International economic interest, respectively.
L-UDCA
On June 20, 2016, the Company announced the signing of a definitive agreement to purchase the rights, titles, and ownership of L-UDCA from Asklepion. The purchase included $25.5 million for an intangible asset with a definite life related to product rights for the U.S. The useful life related to the acquired product rights is expected to be approximately 17 years once the NDA is approved by the FDA. Until approval, the asset is considered IPR&D with an indefinite life and is not amortized.
Amortizable intangible assets as of December 31, 2016 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Chenodal Product Rights	16	$67,849	$(11,738)	$56,111
Thiola License	10	35,339	(5,818)	29,521
Economic Interest - U.S. revenue Cholbam	10	75,900	(13,320)	62,580
Economic Interest - International revenue Cholbam	10	7,074	(1,241)	5,833
Economic Interest - L-UDCA (acquired IPR&D)	Indefinite	25,500	—	25,500
Ligand License	11	3,300	(1,093)	2,207
Manchester Customer Relationships	10	403	(112)	291
Manchester Trade Name	1	175	(175)	—
Total		$215,540	$(33,497)	$182,043
Amortizable intangible assets as of December 31, 2015 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Chenodal Product Rights	16	$67,849	$(7,489)	$60,360
Thiola License	10	24,133	(2,793)	21,340
Economic Interest - U.S. revenue Cholbam	10	75,900	(5,715)	70,185
Economic Interest - International revenue Cholbam	10	7,336	(552)	6,784
Ligand License	11	3,300	(765)	2,535
Manchester Customer Relationships	10	403	(71)	332
Manchester Trade Name	1	175	(175)	—
Total		$179,096	$(17,560)	$161,536
The following table summarizes amortization expense for the twelve months ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Research and development	$328	$697	$823
Selling, general and administrative	15,665	12,534	4,455
Total amortization expense	$15,993	$13,231	$5,278
As of December 31, 2016, amortization expense (excluding infinite lived IPR&D) for the next five years is expected to be as follows (in thousands):

2017	$16,879
2018	16,879
2019	16,879
2020	16,879
2021	16,879
Thereafter	72,148
Total	$156,543

NOTE 8.    ACCRUED EXPENSES
Accrued expenses consist of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015
Compensation related costs	$7,441	$7,143
Research and development	7,311	4,281
Government rebate reserves	6,967	3,158
Selling, general and administrative	3,333	3,586
Royalty/contingent consideration	5,766	4,688
Miscellaneous	2,490	964
	$33,308	$23,820
NOTE 9.    RELATED PARTY TRANSACTIONS
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
As of December 31, 2016 the fair value of a share of common stock was $18.93, exceeding the initial conversion price per share of the notes. If the debt holders were to convert the Company would be required to issue 2,642,160 shares of common stock assuming that no fundamental change in the Company has occurred. The Company has reserved sufficient shares of its common stock to satisfy the conversion requirements related to the Notes. As of December 31, 2016, the convert value exceeded the carrying value by approximately $5.5 million.
In estimating the fair value of the Company’s convertible debt, the Company performed an analysis on the straight-debt portion, excluding the conversion feature and the conversion feature. To estimate the fair value of conversion feature, the Company used the Monte Carlo Simulation as of December 31, 2016. To estimate the fair value of straight-debt portion, excluding the conversion feature, the Company discounted to present value the scheduled coupon payments and principal repayment, using an appropriate fair market yield. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3. As of December 31, 2016 the fair value of the debt is estimated at $64.6 million.

The net carrying amount of the Notes consists of the following (in thousands):

	December 31,
	2016	2015
Aggregate principle amount of Notes	$46,000	$46,000
Unamortized debt discount and debt issuance costs	(1,578)	(2,234)
	$44,422	$43,766
Credit Facility
In June 2014, the Company entered into a $45 million Credit Agreement (“Credit Facility”) which bore interest at an annual rate of (i) the Adjusted LIBOR Rate (as such term was defined in the Credit Facility) plus 10.00% or (ii) in certain circumstances, the Base Rate (as such term was defined in the Credit Agreement) plus 9.00% and was payable quarterly. The Credit Facility contained certain financial and non-financial covenants.
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

Interest Expense
Total interest expense, net, recognized for the years ended December 31, 2016, 2015 and 2014 was $0.8 million, $7.7 million and $7.4 million, respectively.
NOTE 11.    COMMITMENTS AND CONTINGENCIES
Leases and Sublease Agreements

Facilities	Base Rent	Lease Expiration	Comments
Occupied Locations
Corporate Headquarters San Diego CA	$1.1 million	July 2024	Occupied in December 2016
Cambridge MA		October 2017	Subleased space for less than one year
Vacated Locations
San Diego CA	0.5	December 2017	Available for sublease
New York NY	0.5	November 2018	Available for sublease
Carlsbad CA		June 2017	Sublet through expiration
Contractual Commitments
The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of December 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,861	$2,052	$2,870	$2,491	$3,448
Note payable, including contractual interest	66,003	4,070	52,933	4,000	5,000
Sales support services	3,054	416	833	833	972
Product supply contracts	1,994	1,515	479	—	—
Purchase order commitments	2,741	2,591	150	—	—
	$84,653	$10,644	$57,265	$7,324	$9,420
Legal Proceedings
On September 19, 2014, purported shareholders of the Company sued Martin Shkreli, the Company’s former Chief Executive Officer, in federal court in the Southern District of New York (Donoghue v. Retrophin, Inc., Case No. 14-cv-7640). The Company was a nominal defendant in this action. The plaintiffs sought, on behalf of the Company, disgorgement of short-swing profits from Mr. Shkreli under section 16(b) of the Securities Exchange Act of 1934 (15 U.S.C. 78(p)(b)). The Court approved a settlement between the parties, under which Mr. Shkreli was obligated to pay $2.025 million to the Company and an additional $0.6 million to Plaintiffs to compensate them for their legal fees.  Mr. Shkreli defaulted on the judgment and the Company and the Plaintiffs took steps to collect it.  The Company did not record anything related to the judgment on its financial statements for 2015. In November 2016, the Company and Mr. Shkreli entered into a binding term sheet with respect to a settlement, under which the $2.025 million judgment against Mr. Shkreli would offset and satisfy certain existing legal fees that Mr. Shkreli claimed should be advanced to him by the Company, as described more fully below. That offset has now taken place and this matter has concluded.
In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requested information regarding, among other things, the Company’s relationship with Mr. Shkreli and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and is cooperating with the investigation. On December 17, 2015, an indictment against the Company’s former Chief Executive Officer, Martin Shkreli, and its former outside counsel, Evan Greebel, was unsealed in the United States District Court for the Eastern District of New York. A superseding indictment reflecting additional charges was filed on June 3, 2016. The Company has also been cooperating with a parallel investigation by the U.S. Securities and Exchange Commission (the “SEC”). On December 17, 2015, the SEC filed a civil complaint against Mr. Shkreli, Mr. Greebel, MSMB Capital Management LLC, and MSMB Healthcare Management LLC in the United States District Court for the Eastern District of New York. In connection with these proceedings, Mr. Shkreli, as well as a number of other current and former directors, officers, and employees, sought advancement of their legal fees from the Company. Mr. Shkreli, in particular, claimed that the Company owes him in excess of $5 million in legal fees that he has incurred defending these actions. The Company disputed its obligation to pay the amount in full. In November 2016, the Company and Mr. Shkreli entered into a binding term sheet with respect to a settlement under which the Company would advance $2.8 million in legal fees to Mr. Shkreli’s counsel, representing a portion of the existing legal fees related to these proceedings that Mr. Shkreli claims should be advanced. The Company would also undertake an obligation to advance an additional $2 million in future legal fees in the event the matter proceeds to trial. The Company has now advanced $2.8 million ($1.8 million of which occurred in 2016) in pre-trial fees to Mr. Shkreli's counsel. At present, the Company has been reimbursed approximately $0.7 million of this amount from its directors’ and officers’ insurance carriers, and expects to receive payments for a portion of the remaining amount. The total amount it will receive from the insurance carriers is not currently estimable. In addition, the legal fees the Company has advanced will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
On August 17, 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Martin Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors (Retrophin, Inc. v. Shkreli, 15-CV-06451(NRB)). On August 19, 2015, Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The parties have selected an arbitration panel. On Mr. Shkreli’s application, and with the Company’s consent, the federal Court granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims would be litigated in the arbitration, as the Company is seeking. On April 22, 2016, the arbitration panel granted the parties’ request for a stay of the proceedings pending settlement discussions. In connection with these proceedings, Mr. Shkreli sought advancement of his legal fees from the Company relating to his defense of the Company’s claims against him. Mr. Shkreli claimed that he has to date incurred in excess of $2.8 million in fees, including fees incurred in negotiating with the Company over advancement. The Company disputed its obligation to pay the amount in full. In November 2016, the Company and Mr. Shkreli entered into a binding term sheet with respect to a settlement under which the significant majority of the existing legal fees related to these proceedings that Mr. Shkreli claimed should be advanced would be offset and satisfied by the $2.025 million judgment against Mr. Shkreli in the Donoghue v. Retrophin, Inc. case described above. The Company would also advance $0.4 million in legal fees to Mr. Shkreli’s counsel, a portion of which represented additional legal fees related to these proceedings that Mr. Shkreli claims should be advanced. In accordance with the Term Sheet, the Donoghue settlement was offset, and the Company paid the $0.4 million to Mr. Shkreli's counsel. The legal fees the Company has advanced will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
The Company will also be subject to additional obligations when the litigation resumes, as well as advancement obligations in the interim.
Through December 31, 2016, the Company has expensed $5.2 million and paid $2.2 million under the settlement and subsequently received $0.7 million in reimbursement from directors’ and officers’ insurance carriers. Both the settlement and the reimbursement are recorded in selling, general and administrative expenses within the Consolidated Statement of Operations and Comprehensive Income. The Company expects to receive additional payment from its insurance carriers for a portion of the legal fees advanced, however the Company has not yet recorded any amounts for such payments as the amount it will receive from the insurance carriers is not currently estimable.
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
Preferred Stock
The Company is currently authorized to issue up to 20,000,000 shares of $0.001 par value preferred stock, of which 1,000 shares are designated Class "A" Preferred shares, $0.001 par value. Class A Preferred Shares are not entitled to interest, have certain liquidation preferences, special voting rights and other provisions. No preferred stock has been issued to date.
Public Offering - 2015
On March 24, 2015, the Company completed a public offering of 7,866,000 shares of common stock at a price of $19.00 per share. The Company received net proceeds from the offering of $140.0 million after deducting underwriting fees and other offering costs of $9.5 million. The shares of common stock were offered by the Company pursuant to a shelf registration statement that was declared effective by the SEC on March 13, 2015.
2014 Incentive Compensation Plan
On May 9, 2014, the Company’s stockholders approved the 2014 Incentive Compensation Plan (the "Plan"). The Plan authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, deferred stock, performance units and annual incentive awards covering up to 3.0 million shares of the Company’s common stock. In a special shareholder meeting held February 3, 2015, the Company’s shareholders ratified an incremental 1,928,000 shares of common stock and 230,000 restricted shares of common stock for issuance under the Plan. These shares were granted to employees between February 24, 2014 and August 18, 2014.
2015 Equity Incentive Plan
On June 8, 2015, the Company's stockholders approved the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan is intended as the successor to and continuation of the Plan. Stockholders approved 1.4 million new shares to be issued under the 2015 Plan, in addition to 0.6 million unallocated shares remaining available for issuance under the Plan that were added to the 2015 Plan.

On May 18, 2016, the Company's stockholders approved an amendment to the 2015 Equity Incentive Plan (the "Amended 2015 Plan"). The amendment provides for an additional 1.6 million new shares to be issued under the Amended 2015 Plan, in addition to 0.7 million unallocated shares remaining available for issuance. The amendment also includes a provision where on or after March 21, 2016, the number of shares available for issuance under the Amended 2015 Plan will be reduced by one share for each share subject to a stock option or stock appreciation right and by 2.0 shares for each share subject to any other type of stock award issued pursuant to the Amended 2015 Plan, and any such shares will return to the share reserve at the same rates upon cancellation or other forfeiture of such awards or shares.
Stock Options
The fair values of stock option grants during the year ended December 31, 2016, 2015 and 2014 were calculated on the date of grant using the Black-Scholes option pricing model, except for options granted for market and revenue performance criteria. Compensation expense is recognized over the period of service, generally the vesting period. During the year ended December 31, 2016, 1,687,250 stock options were granted by the Company. The following weighted average assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the specified reporting periods:

	Twelve Months Ended December 31,
	2016	2015	2014
Risk free rate	1.20%	1.53%	1.55%
Expected volatility	68%	83%	85%
Expected life (in years)	5.8	5.8	5.8
Expected dividend yield	—	—	—
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
The following table summarizes our stock option activity and related information for the year ended December 31, 2016:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Exercisable at December 31, 2015	2,036,906	$12.55	8.34	$15,582
Outstanding at December 31, 2015	5,665,584	$17.05	8.75	$31,542
Granted	1,687,250	$16.73	—	—
Forfeited and expired	(541,416)	22.19	—	—
Exercised	(380,848)	10.55	—	2,873
Outstanding at December 31, 2016	6,430,570	$16.91	7.64	$30,088
Exercisable at December 31, 2016	3,793,017	$14.94	6.82	$23,358
The following table summarizes our stock option activity and related information for the year ended December 31, 2015:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Exercisable at December 31, 2014	1,225,833	$9.73	7.96	$3,395
Outstanding at December 31, 2014	4,892,208	$10.93	8.57	$8,353
Granted	2,285,000	$27.15	—	—
Forfeited and expired	(970,170)	14.91	—	—
Exercised	(541,454)	13.10	—	7,230
Outstanding at December 31, 2015	5,665,584	$17.05	8.75	$31,542
Exercisable at December 31, 2015	2,036,906	$12.55	8.34	$15,582

The following table summarizes our stock option activity and related information for the year ended December 31, 2014:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Exercisable at December 31, 2013	172,667	$7.85	9.86	$14,333
Outstanding at December 31, 2013	1,721,000	$7.66	9.89	$172,000
Granted	4,168,000	$12.11	—	—
Forfeited and expired	(977,625)	10.27	—	—
Exercised	(19,167)	5.16	—	—
Outstanding at December 31, 2014	4,892,208	$10.93	8.57	$8,353
Exercisable at December 31, 2014	1,225,833	$9.73	7.96	$3,395

The weighted average grant date fair value of options granted was $10.09, $19.02, and $8.56 during the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of December 31, 2016 of $18.93. Unrecognized compensation cost associated with unvested stock options amounts to $32.2 million as of December 31, 2016, which will be expensed over a weighted average remaining vesting period of 1.8 years.
Restricted Shares
As of December 31, 2016, there was approximately $4.4 million of unrecognized compensation cost related to restricted shares granted.  This amount is expected to be recognized over a weighted average period of 1 year.
The following table summarizes our restricted stock award activity for the year ended December 31, 2016:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested December 31, 2014	691,668	$10.83
Granted	273,000	26.97
Vested	(478,334)	11.56
Forfeited/cancelled	(56,668)	13.97
Unvested December 31, 2015	429,666	20.38
Granted	245,000	17.52
Vested	(161,335)	16.76
Forfeited/cancelled	(105,585)	21.19
Unvested December 31, 2016	407,746	$19.88
Share Based Compensation
Total non-cash stock-based compensation expense consisted of the following for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Twelve Months Ended December 31,
	2016	2015	2014
Selling, general and administrative expenses	$18,614	$16,483	$10,940
Research and development expenses	10,488	9,417	4,960
Total	$29,102	$25,900	$15,900
Exercise of Warrants
During the twelve months ended December 31, 2016, the Company issued 898,633 shares of common stock upon the exercise of warrants for cash received by the Company in the amount of $6.0 million. The Company reclassified $14.7 million derivative liability as equity for the value of these warrants on the date of exercise. The warrants were revalued immediately prior to exercise and the change in the fair value of $2.9 million was recorded as other expense in the Consolidated Financial Statements of the Company.
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
In March 2015 the Company retired 379,591 shares of its common stock held as treasury stock. This was the entire holding of treasury stock. No shares were repurchased during the year.
NOTE 13.    EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“EPS”) represents net income (loss) attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method.
 Basic and diluted EPS is calculated as follows (net income amounts are stated in thousands):

	For the year ended December 31,
	2016			2015			2014
	Shares	Net Income	EPS	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic Earnings per Share	36,997,865	$(47,903)	$(1.29)	33,560,249	$117,237	$3.49	25,057,509	$(110,938)	$(4.43)
Dilutive shares related to warrants	1,290,147	—		—	—		—	—
Change in fair value of derivative instruments	—	(1,655)		—	—		—	—
Convertible Debt	—	—		2,642,160	1,881		—	—
Restricted Stock	—	—		290,966	—		—	—
Stock Options	—	—		1,088,064	—		—	—
Dilutive Earnings per Share	38,288,012	$(49,558)	$(1.29)	37,581,439	$119,118	$3.17	25,057,509	$(110,938)	$(4.43)
For the years ended December 31, 2016, 2015 and 2014, the following shares were excluded because they were anti-dilutive:

	For the year ended December 31,
	2016	2015	2014
Convertible Debt	2,642,160	—	—
Restricted Stock	444,942	22,069	—
Options	6,286,584	1,049,375	1,132,500
Warrants	—	2,665,548	3,083,855
Total Anti-Dilutive Shares	9,373,686	3,736,992	4,216,355
NOTE 14.    INCOME TAXES
For financial reporting purposes, net income before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(52,750)	$107,038	$(112,558)
Foreign	(4,832)	(1,571)	(840)
Total	$(57,582)	$105,467	$(113,398)

The components of the provision (benefit) for income taxes, in the Consolidated Statement of Operations are as follows (in thousands):

	2016	2015	2014
Current
Federal	$13,137	$2,094	$—
State	(155)	1,709	—
	12,982	3,803	—
Deferred
Federal	(18,814)	(8,296)	(1,886)
State	(3,847)	(7,277)	(574)
	(22,661)	(15,573)	(2,460)
Total tax benefit	$(9,679)	$(11,770)	$(2,460)
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate expressed as a percentage of income (loss) before income taxes:

	2016	2015	2014
Statutory rate - federal	(35.00)%	35.00%	(35.00)%
State taxes, net of federal benefit	(3.16)%	1.53%	(6.77)%
Change in FV of derivative liability (warrants)	1.10%	10.89%	7.40%
Stock Based Compensation	—%	—%	5.51%
Bargain purchase gain	—%	(16.04)%	—%
Other permanent differences	2.05%	3.68%	—%
Tax credits	(1.58)%	(7.85)%	—%
Return to provision adjustments and other true-ups	(1.15)%	(10.40)%	—%
Other	3.09%	(0.79)%	—%
Change in valuation allowance	16.30%	(27.02)%	26.63%
Income tax benefit	(18.35)%	(11.00)%	(2.23)%
The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred Tax Assets:
Net operating loss	$1,832	$2,870
Research and development tax credits	60	—
Contingent consideration	32,792	21,575
Other accrued expenses	4,621	3,160
Stock based compensation	18,520	9,484
Other	30	—
	57,855	37,089
Deferred Tax Liabilities:
Intangible assets	(34,153)	(25,124)
Deferred gain on installment sale	(14,547)	(29,095)
Tax basis depreciation less than book depreciation	—	(218)
	(48,700)	(54,437)

Net deferred tax assets (liabilities) before valuation allowance	9,155	(17,348)
Valuation allowance	(15,580)	(6,980)
Total deferred tax liability	$(6,425)	$(24,328)
The Company has established a partial valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets in future periods. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred liabilities and tax planning strategies in making this assessment and evaluates the recoverability of the deferred tax assets as of each reporting date. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.
Based on the scheduled reversal of deferred tax liabilities, a portion of the Company's deferred tax liabilities cannot be used as a source of income to support the recoverability of the deferred tax assets. Accordingly, the Company has recorded a net deferred tax liability as of December 31, 2016.

The Company has recorded a valuation allowance of $15.6 million as of December 31, 2016 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $8.6 million for the year ended December 31, 2016.
At December 31, 2016, the Company had available unused U.S. federal net operating loss (“NOL”) carryforwards of $5.2 million and a minimal amount of state NOL carryforwards, all of which are fully offset by a valuation allowance. The U.S. federal NOL carryforwards will expire beginning in 2030. In addition, at December 31, 2016, the Company had federal research and development tax credit carryforwards of $61,000 that begin to expire in 2036 unless utilized. The Company has international subsidiaries whose operations are not material for the year ended December 31, 2016.
The Company accounts for uncertain tax benefits in accordance with the provisions of ASC 740-10 of the Accounting for Uncertainty in Income Taxes. As of December 31, 2016 and 2015 the Company had recorded an indemnification asset with a corresponding liability in the amount of $1.5 million for an uncertain tax position related to the acquisition of Manchester Pharmaceuticals, LLC. The Company is indemnified with respect to the liability.
The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2016 will change materially within the following 12 months.
A reconciliation of the Company's unrecognized tax benefits for the years 2016 and 2015 is provided in the following table (in thousands):

	2016	2015
Balance as of January 1:	$3,324	$1,500
Increase in current period positions	—	1,424
Decrease in prior period positions	(1,824)	—
Increase in prior period positions	—	400
Balance as of December 31:	$1,500	$3,324
The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2013 and later. The Company is currently under income tax audit examination for our United States federal income tax return for 2014. At this time, the Company does not anticipate that the conclusion of the audit will have a material effect on the financial statements.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2016, 2015 and 2014, the Company did not recognize any interest or penalties in its statements of operations and there were no accruals recorded for interest or penalties at December 31, 2016 and 2015.
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
The Company believes that the errors in the 2014 Forms 10-Q related to the non-cash compensation expense recognized in connection with the Ratified Equity Grants do not cause the financial statements included within the 2014 Forms 10-Q to be misleading, and therefore such financial statements can still be relied upon. The Company corrected such errors, including any related disclosures, in its 2014 Annual Report on Form 10-K, and restated those quarters in 2015 Form 10-Q filings.
On February 27, 2015, the Company received a Public Letter of Reprimand from NASDAQ (the “Letter of Reprimand”), in accordance with Nasdaq Listing Rule 5810(c)(4). The Letter of Reprimand communicates NASDAQ’s belief that the interests of the Company’s shareholders were not materially adversely affected by the matters described above, and while not having been cured, the violation described above was remediated to the extent possible. Accordingly, NASDAQ does not believe that the delisting of the Company’s securities is an appropriate sanction, but rather, the circumstances warranted the issuance of the Letter of Reprimand. The issuance of the Letter of Reprimand completed NASDAQ’s review of the matters described above.
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
On October 13, 2014, Martin Shkreli resigned as a member of the Board and as an employee of the Company, and from any and all other positions that he held with the Company. On October 13, 2014, the Company entered into a resignation letter with Mr. Shkreli (“Separation Agreement”). As part of Mr. Shkreli’s Separation Agreement, Mr. Shkreli received cash severance, unpaid bonus and health insurance coverage, 12 months of continued vesting of time based stock options and no vesting of performance based stock options. Pursuant to the Separation Agreement, Mr. Shkreli’s market and performance based stock options were forfeited. As a result, the Company recorded compensation expense in the amount of $0.5 million relating to Mr. Shkreli’s cash severance, unpaid bonus and health insurance coverage and compensation expense of $1.1 million related to the accelerated vesting of Mr. Shkreli’s time based stock options.
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
As both transactions were contemplated simultaneously, they were both considered in calculating the respective severance expense related to Mr. Shkreli’s termination. The full amount of the severance was recorded as of September 30, 2014 as that was the date that the Board replaced Martin Shkreli as Chief Executive Officer of the Company until a formal separation agreement could be finalized. As of September 30, 2014, it was deemed to be probable and estimable that Mr. Shkreli would enter into a separation agreement that would entitle him to severance benefits. Therefore the estimated severance that was booked as of the end of the third quarter is based on the best estimate currently available and the full severance amount was recorded as of September 30, 2014 as Mr. Shkreli was not required to perform any future service for the Company. For the year ended December 31, 2014, the Company recorded a total of $4.5 million severance expense in connection with Mr. Shkreli’s Separation Agreement which was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
On January 9, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its ketamine licenses and assets (the “Ketamine Assets”) for a purchase price of $1.0 million. Turing Pharmaceuticals also assumed all future liabilities related to the Ketamine Assets.
On February 13, 2015, the Company, its wholly-owned subsidiary Manchester and its other wholly-owned subsidiary Retrophin Therapeutics International, LLC (collectively, the “Sellers”), entered into a Purchase Agreement with Waldun, pursuant to which the Sellers sold Waldun their product rights to mecamylamine hydrochloride (also referred to as Vecamyl) (the “Vecamyl Product Rights”) for a purchase price of $0.7 million. Waldun in turn sold the Vecamyl Product Rights to Turing Pharmaceuticals. In connection therewith, on February 13, 2015, the Company and Manchester entered into an Asset

Purchase Agreement with Turing Pharmaceuticals, pursuant to which the Company and Manchester sold Turing Pharmaceuticals their Vecamyl inventory for a purchase price of $0.3 million. Turing Pharmaceuticals also assumed certain liabilities related to the Vecamyl Product Rights and inventory.
Additionally, on February 13, 2015, the Company entered into an Asset Purchase Agreement with Turing Pharmaceuticals pursuant to which the Company sold Turing Pharmaceuticals its Syntocinon licenses and assets, including related inventory, for a purchase price of $1.1 million. Turing Pharmaceuticals also assumed certain liabilities related to the Syntocinon licenses and assets.
NOTE 17.    RETIREMENT PLAN
The Company has a 401(k) defined contribution savings plan for the benefit of all eligible employees. Employer matching contributions were $0.5 million for the year ended December 31, 2016. There were no employer contributions for the years ended December 31, 2015 and 2014.
NOTE 18.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected consolidated statements of operations data for each quarter for the fiscal years ended December 31, 2016 and 2015 (unaudited, in thousands, except for per share data):

	Fourth Quarter	Third Quarter		Second Quarter	First Quarter
For the year ended December 31, 2016:
Net product sales	$37,327	$33,945		$33,311	$29,008
Total operating expenses	55,549	54,317		44,690	37,249
Operating loss	(18,222)	(20,372)		(11,379)	(8,241)
Total other income (expense), net[1]	(5,935)	10,274		9,416	(14,387)
Income (loss) before provision for income taxes	(12,287)	(30,646)		(20,795)	6,146
Income tax benefit (provision)	3,684	(6,467)		7,392	5,070
Net income (loss)	$(8,603)	$(37,113)		$(13,403)	$11,216
Net income (loss) per common share
Basic	$(0.23)	$(1.00)		$(0.37)	$0.31
Diluted	$(0.39)	$(1.00)		$(0.37)	$(0.08)
For the year ended December 31, 2015:
Net product sales	$30,447	$28,005		$24,068	$17,372
Total operating expenses	45,651	48,501		31,012	25,476
Operating loss	(15,204)	(20,496)		(6,944)	(8,104)
Total other income (expense), net[1]	2,210	164,835	[2]	(18,568)	7,738
Income (loss) before provision for income taxes	(12,994)	144,339		(25,512)	(366)
Income tax benefit (provision)	10,525	(38,761)		(15)	40,021
Net income (loss)	$(2,469)	$105,578		$(25,527)	$39,655
Net income (loss) per common share
Basic	$(0.07)	$2.95		$(0.73)	$1.46
Diluted	$(0.14)	$1.78		$(0.73)	$1.32
1The Company has experienced large changes in its stock price which directly effects the fair value of derivative instruments issued by the Company. These changes in fair value are charged to other income (expense) which correspondingly incurs larges variance from period to period. See Note 5 and 6 to the Consolidated Financial Statements for further discussion.
2On July 2, 2015, the Company sold and transferred the Pediatric PRV to Sanofi for $245.0 million. The gain from the sale of the asset was approximately $140.0 million . See Note 3 to the Consolidated Financial Statements for further details.