Form 10-Q
period 2017-03-31
Retrophin, Inc.
filed 2017-05-05
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-36257
 RETROPHIN, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-4842691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3721 Valley Centre Drive, Suite 200, San Diego, CA 92130
(Address of Principal Executive Offices)

(760) 260-8600
(Registrant’s Telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No    ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of May 4, 2017 was 38,173,092.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2017

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, and in this Form 10-Q and information contained in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$41,871	$41,002
Marketable securities	206,290	214,871
Accounts receivable, net	15,427	18,510
Inventory, net	4,751	2,826
Prepaid expenses and other current assets	3,241	4,831
Prepaid taxes	3,645	3,463
Note receivable, current	47,173	46,849
Total current assets	322,398	332,352
Property and equipment, net	2,428	2,587
Other assets	3,661	7,364
Intangible assets, net	180,958	182,043
Goodwill	936	936
Total assets	$510,381	$525,282
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,671	$7,522
Accrued expenses	30,192	33,308
Guaranteed minimum royalty	2,000	2,000
Other current liabilities	1,671	1,842
Business combination-related contingent consideration	16,841	16,150
Derivative financial instruments, warrants	21,180	22,440
Total current liabilities	76,555	83,262
Convertible debt	44,583	44,422
Other non-current liabilities	3,857	4,010
Guaranteed minimum royalty, less current portion	7,849	8,068
Business combination-related contingent consideration, less current portion	72,241	71,328
Deferred income tax liability, net	4,361	6,425
Total liabilities	209,446	217,515
Stockholders' Equity:
Preferred stock $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 38,161,424 and 37,906,669 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	430,366	421,309
Accumulated deficit	(129,014)	(113,056)
Accumulated other comprehensive loss	(421)	(490)
Total stockholders' equity	300,935	307,767
Total liabilities and stockholders' equity	$510,381	$525,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net product sales	$33,620	$29,008

Operating expenses:
Cost of goods sold	709	757
Research and development	20,860	14,672
Selling, general and administrative	23,115	19,125
Change in fair value of contingent consideration	3,344	2,695
Total operating expenses	48,028	37,249

Operating loss	(14,408)	(8,241)

Other income (expenses), net:
Other income, net	126	210
Interest expense, net	(132)	(163)
Change in fair value of derivative instruments	1,260	14,340
Total other income, net	1,254	14,387

Income (loss) before provision for income taxes	(13,154)	6,146

Income tax benefit	2,064	5,070

Net income (loss)	$(11,090)	$11,216

Net earnings (loss) per common share, basic	$(0.29)	$0.31
Net loss per common share, diluted	$(0.32)	$(0.08)
Weighted average common shares outstanding, basic	38,045,317	36,520,186
Weighted average common shares outstanding, diluted	39,158,922	37,947,479

Comprehensive income (loss):
Net income (loss)	$(11,090)	$11,216
Foreign currency translation	(76)	(69)
Unrealized gain (loss) on marketable securities	146	(549)
Comprehensive income (loss)	$(11,020)	$10,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$(11,090)	$11,216
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,284	3,891
Deferred income tax benefit	(2,064)	(5,070)
Interest income from notes receivable	(325)	(640)
Legal fee settlement	—	(2,967)
Non-cash interest expense	572	532
Amortization of premiums on marketable securities	287	389
Amortization of debt discount and deferred financing costs	161	163
Share based compensation	7,093	6,793
Change in fair value of liability classified warrants	(1,260)	(14,340)
Change in fair value of contingent consideration	3,344	2,695
Payments related to change in fair value of contingent consideration	(406)	(427)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	3,096	(927)
Inventory	(549)	(302)
Prepaid expenses and other current assets	(944)	(1,013)
Accounts payable and accrued expenses	(4,794)	(3,560)
Income taxes payable	(181)	—
Net cash used in operating activities	(2,776)	(3,567)
Cash Flows From Investing Activities:
Purchase of fixed assets	(838)	(24)
Cash paid for intangible assets	(3,477)	(2,575)
Proceeds from the sale/maturity of marketable securities	8,440	17,495
Purchase of marketable securities	—	(24,652)
Net cash provided by (used in) investing activities	4,125	(9,756)
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration-Manchester	(1,133)	(992)
Payment of acquisition-related contingent consideration-Asklepion	(692)	(215)
Payment of guaranteed minimum royalty	(500)	(500)
Proceeds from exercise of stock options	1,964	781
Net cash used in financing activities	(361)	(926)
Effect of exchange rate changes on cash	(119)	(294)
Net change in cash	869	(14,543)
Cash, beginning of year	41,002	37,805
Cash, end of period	$41,871	$23,262
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
Research and Development Programs:
Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. The Company has secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). The Company is developing sparsentan as a treatment for focal segmental glomerulosclerosis ("FSGS"), which is a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). Sparsentan was granted orphan drug designation in the United States and the European Union in January 2015 and November 2015, respectively. In the third quarter of 2016, the Company announced positive top-line data from the Phase 2 DUET study of sparsentan for the treatment of FSGS. In early 2017, we had an End of Phase 2 meeting with the U.S. Food and Drug Administration (the "FDA") regarding the regulatory pathway for sparsentan as a treatment for FSGS.  Following the meeting and our receipt of confirmatory meeting minutes, we announced our plans to initiate a single Phase 3 clinical trial to serve as the basis of a New Drug Application ("NDA") filing for sparsentan for the treatment of FSGS. We are currently working to finalize the study protocol with the expectation of completing it and gaining alignment with the FDA in the second half of 2017 and initiating the trial thereafter.
Fosmetpantotenate, also known as RE-024, a novel small molecule, is being developed as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include parkinsonism, dystonia, and other severe systemic manifestations. Fosmetpantotenate (RE-024) is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate (RE-024) in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. The Company filed a U.S. IND for fosmetpantotenate (RE-024) with the FDA in the first quarter of 2015 to support the commencement of a Company-sponsored Phase 1 study, which was successfully completed during 2015. The FDA granted fosmetpantotenate (RE-024) orphan drug designation in May 2015 and fast track designation in June 2015. In February 2016, the Company announced fosmetpantotenate (RE-024) was granted orphan drug designation by the European Commission. In November 2016, the Company announced that it had reached an agreement with the FDA under the Special Protocol Assessment (SPA) process for a Phase 3 clinical trial evaluating fosmetpantotenate (RE-024) for PKAN. The Company has reviewed the study design with the European Medicines Agency ("EMA") and we expect it to support registration in Europe. The Company expects to begin dosing patients in this Phase 3 clinical trial in mid 2017.
Tetracosactide zinc, also known as RE-034, is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in adrenocorticotropic hormone ("ACTH") incorporated into a novel formulation developed by us. Tetracosactide zinc (RE-034) exhibits similar physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects. The Company successfully manufactured tetracosactide zinc (RE-034) at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration. The Company intends to pursue partnership and out-licensing opportunities for RE-034.
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
Products on the Market:

•
Chenodal® (chenodiol) is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal has been the standard of care for cerebrotendinous xanthomatosis ("CTX") patients for more than three decades and the Company is currently pursuing adding this indication to the label.

•
Cholbam® (cholic acid) is approved in the United States for the treatment of bile acid synthesis disorders due to single enzyme defects and is further indicated for adjunctive treatment of patients with peroxisomal disorders.

•	Thiola® (tiopronin) is approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.
NOTE 2.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2016 balance sheet information was derived from the audited financial statements as of that date.
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
Adoption of New Accounting Standards
In October 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The new guidance will be effective for the Company starting in fiscal year 2018 on a modified retrospective basis. The Company has elected to early adopt this guidance as of January 1, 2017, and has reversed the recorded prepaid tax asset of $4.9 million related to an Intra-Entity Transfer as a charge to accumulated deficit.
In April 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that were tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with GAAP) or account for forfeitures when they occur. The Company adopted this guidance as of January 1, 2017, and as a result the tax effects related to share-based payments at settlement (or expiration) will be recorded through the statement of operations. For the period ended March 31, 2017 the Company recorded tax expense of $0.3 million, net of valuation allowance released, related to the stock compensation short falls. In addition the Company adopted accounting for forfeitures at actual rates in the period they occur.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). The Company does not expect the new standard to change the timing for recognition of revenue from product sales, but is continuing its review of the standard and its effects on disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures; however, based on the Company's current operating leases, it is expected to have a material impact to the Consolidated Balance Sheet by increasing assets and liabilities.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of March 31, 2017, the Company held $206.3 million in available for sale debt securities that are affected by this ASU. If adopted as of March 31, 2017, Topic 326 would not have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance will be effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As of March 31, 2017, the Company had $206.3 million of marketable debt securities of which there are $1.3 million in unamortized premiums. The Company is still reviewing the call provisions for any of its purchased debt securities to determine the full impact of this adoption on the Company's consolidated financial statements.
NOTE 4.  INCOME TAXES
The following table summarizes our effective tax rate and income tax (expense) benefit for the three months ended March 31, 2017 and 2016 (in thousands except for percentages):

	Three Months Ended March 31,
	2017	2016
Effective tax rate	15.7%	(82.5)%
Income tax benefit	2,064	5,070
The Company’s income tax benefit of $2.1 million and $5.1 million reflect effective tax rates of 15.7% and (82.5%) for the three months ended March 31, 2017 and 2016, respectively.
Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The difference between the expected statutory federal tax benefit of 35% and the 15.7% effective tax benefit for the three months ended March 31, 2017, was primarily attributable to the increase in valuation allowance against our deferred tax assets. For the three months ended March 31, 2017, when compared to the same period in 2016, the decrease in the tax benefit and increase in effective income tax rate was primarily attributable to the increase of the U.S. federal valuation allowance in 2017.
At March 31, 2017, and December 31, 2016, we had gross unrecognized tax benefits of $1.5 million. If recognized, none of the unrecognized tax benefits would affect the Company’s effective tax rate.  We did not recognize any interest or penalties related to unrecognized tax benefits during the three months ended March 31, 2017.
In April 2017 the Internal Revenue Service concluded its audit of the 2014 tax year with no change.

NOTE 5. BUSINESS COMBINATION
Acquisition of Liquid Ursodeoxycholic Acid (L-UDCA)
On June 20, 2016, the Company announced the signing of a definitive agreement to purchase the rights, titles, and ownership of L-UDCA from Asklepion Pharmaceuticals, LLC ("Asklepion").
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
The purchase included $25.5 million for an intangible asset with a definite life related to product rights for the U.S. The useful life related to the acquired product rights is expected to be approximately 17 years from the date that the Company's NDA for L-UDCA is approved by the FDA.
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
NOTE 6. MARKETABLE SECURITIES
 The Company's marketable securities as of March 31, 2017 and December 31, 2016 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. During the three months ended March 31, 2017, investment activity for the Company included $8.4 million in maturities, all relating to debt based marketable securities.
Marketable securities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Marketable other than equity securities:
Commercial paper	$30,393	$30,303
Corporate debt securities	125,975	134,570
Securities of government sponsored entities	49,922	49,998
Total Marketable Securities:	$206,290	$214,871

The following is a summary of short-term marketable securities classified as available-for-sale as of March 31, 2017 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable other than equity securities:
Commercial paper	Less than 1	$30,408	$—	$(15)	$30,393
Corporate debt securities	Less than 1	83,267	—	(150)	83,117
Securities of government-sponsored entities	Less than 1	19,500	—	(12)	19,488
Total maturity less than 1 year		133,175	—	(177)	132,998
Corporate debt securities	1 to 2	43,042	—	(184)	42,858
Securities of government-sponsored entities	1 to 2	30,470	13	(49)	30,434
Total maturity 1 to 2 years		73,512	13	(233)	73,292
Total available-for-sale securities		$206,687	$13	$(410)	$206,290
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2016 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Other than Equity Securities:
Commercial paper	Less than 1	$30,330	$—	$(27)	$30,303
Corporate debt securities	Less than 1	64,794	7	(91)	64,710
Securities of government-sponsored entities	Less than 1	19,500	—	(10)	19,490
Total maturity less than 1 year		114,624	7	(128)	114,503
Corporate debt securities	1 to 2	70,207	—	(347)	69,860
Securities of government-sponsored entities	1 to 2	30,583	—	(75)	30,508
Total maturity 1 to 2 years		100,790	—	(422)	100,368
Total available-for-sale securities		$215,414	$7	$(550)	$214,871
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of March 31, 2017 and December 31, 2016, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.
NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS
Since 2013, the Company has issued five tranches of common stock purchase warrants to secure financing, remediate covenant violations and provide consideration for amendments with respect to a credit facility extinguished in 2015.
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
The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash adjustments within other income (expenses), net, in the Company’s accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company recorded a gain on the change in the estimated fair value of warrants of $1.3 million for the three months ended March 31, 2017, and a gain on the change in the estimated fair value of warrants of $14.3 million for the three months ended March 31, 2016.

The Company calculated the fair value of the warrants using the Black-Scholes Model as of March 31, 2017 and the Monte Carlo Simulation as of December 31, 2016, using the following assumptions:

	March 31, 2017	December 31, 2016
Fair value of common stock	$18.46	$18.93
Remaining life of the warrants (in years)	.9 - 2.8 years	1.2 - 3.0 years
Risk-free interest rate	1.0 - 1.4%	.89 - 1.48%
Expected volatility	45 - 61%	55 - 75%
Dividend yield	—%	—%
Expected volatility is based on an analysis of the Company’s volatility. The risk free interest rate is based on the U.S. Treasury security rates for the remaining term of the warrants at the measurement date.
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
In estimating the fair value of the Company’s derivative liabilities, the Company used the Black Scholes Model as of March 31, 2017 and the Monte Carlo Simulation as of December 31, 2016. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.
In estimating the fair value of the Company’s contingent consideration, the Company used the comparable uncontrolled transaction (“CUT”) method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, due to their short term nature. We estimate the fair value of convertible debt is $62.3 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and the term of the debt.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2017 (in thousands):

	As of March 31, 2017
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$41,871	$41,871	$—	$—
Marketable securities, available-for-sale	206,290	—	206,290	—
Total	$248,161	$41,871	$206,290	$—
Liabilities:
Derivative liability related to warrants	$21,180	$—	$—	$21,180
Business combination-related contingent consideration	89,082	—	—	89,082
Total	$110,262	$—	$—	$110,262

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2016 (in thousands):

	As of December 31, 2016
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$41,002	$39,929	$1,073	$—
Marketable securities, available-for-sale	214,871	—	214,871	—
Total	$255,873	$39,929	$215,944	$—
Liabilities:
Derivative liability related to warrants	$22,440	$—	$—	$22,440
Business combination-related contingent consideration	87,478	—	—	87,478
Total	$109,918	$—	$—	$109,918
The following table sets forth a summary of changes in the estimated fair value of the Company’s derivative financial instrument-warrants liability for the three months ended March 31, 2017 (in thousands):

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2017	$22,440
Change in estimated fair value of liability classified warrants	(1,260)
Balance at March 31, 2017	$21,180
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. See Note 7 for further discussion of derivative financial instruments relating to warrants.
The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the three months ended March 31, 2017 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2017	$87,478
Increase from revaluation of contingent consideration	3,344
Contractual payments accrued at March 31, 2017	(1,808)
Foreign currency impact	68
Balance at March 31, 2017	$89,082
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
During the three months ended March 31, 2017, the Company incurred charges of $3.3 million in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the revaluation of the contingent consideration liabilities. For the three months ended March 31, 2017, $1.4 million, $1.1 million and $0.8 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal, Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to changes in the estimated timing of payments. During the three months ended March 31, 2016, the Company incurred charges of $2.7 million in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2016, $1.4 million, and $1.3 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam, respectively.
NOTE 9. INTANGIBLE ASSETS
As of March 31, 2017, the net book value of amortizable intangible assets was approximately $181.0 million.

The following table sets forth amortizable intangible assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Finite-lived intangible assets	$218,645	$215,540
Less: accumulated amortization	(37,687)	(33,497)
Net carrying value	$180,958	$182,043
The following table summarizes amortization expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$81	$82
Selling, general and administrative	4,090	3,803
Total amortization expense	$4,171	$3,885
NOTE 10.  CONVERTIBLE NOTES PAYABLE
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms, and there are no contractual payments due prior to that date. At March 31, 2017 and December 31, 2016, the aggregate carrying value of the Notes was $44.6 million and $44.4 million, respectively.
NOTE 11. ACCRUED EXPENSES
Accrued expenses at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Government rebates payable	$7,099	$6,967
Compensation related costs	4,170	7,441
Accrued royalties and contingent consideration	5,124	5,766
Research and development	8,845	7,311
Selling, general and administrative	2,630	3,333
Miscellaneous accrued	2,324	2,490
	$30,192	$33,308
NOTE 12.  EARNINGS (LOSS) PER SHARE
Basic and diluted net earnings (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, warrants, and shares issuable upon conversion of the Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Basic and diluted net earnings (loss) per share is calculated as follows (net income amounts are stated in thousands):

	Three Months Ended
	March 31, 2017			March 31, 2016
	Shares	Net Loss	EPS	Shares	Net Income	EPS
Basic Earnings per Share	38,045,317	$(11,090)	$(0.29)	36,520,186	$11,216	$0.31
Dilutive shares related to warrants	1,113,605	—		1,427,293	—
Change in fair value of derivative instruments	—	(1,260)		—	(14,340)
Dilutive net earnings (loss) per share	39,158,922	$(12,350)	$(0.32)	37,947,479	$(3,124)	$(0.08)

For the three months ended March 31, 2017 and 2016, the following shares were excluded because they were anti-dilutive:

	Three Months Ended
	March 31, 2017	March 31, 2016
Restricted stock units	331,946	341,606
Convertible debt	2,642,160	2,642,160
Options	6,404,524	5,609,418
Total anti-dilutive shares	9,378,630	8,593,184
NOTE 13.  COMMITMENTS AND CONTINGENCIES
Leases and Sublease Agreements

Facilities	Annual Base Rent	Lease Expiration	Comments
Occupied Locations
Corporate Headquarters San Diego CA	$1.1 million	July 2024	Occupied in December 2016
Cambridge MA		July 2017	Subleased space for less than one year
Vacated Locations
San Diego CA	$0.5 million	December 2017	Available for sublease
New York NY	$0.5 million	November 2018	Sublet through expiration
Carlsbad CA		June 2017	Sublet through expiration

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
Contractual Commitments
The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of March 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,222	$1,844	$2,745	$3,486	$2,147
Note payable, including contractual interest	65,503	4,070	52,933	4,000	4,500
Sales support services	2,950	416	833	833	868
Product supply contracts	1,372	893	479	—	—
Purchase order commitments	898	785	113	—	—
	$80,945	$8,008	$57,103	$8,319	$7,515
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
In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requested information regarding, among other things, the Company’s relationship with Martin Shkreli, the Company’s former Chief Executive Officer, and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company has been informed that it is not a target of the U.S. Attorney’s investigation, and is cooperating with the investigation. On December 17, 2015, an indictment against the Company’s former Chief Executive Officer, Martin Shkreli, and its former outside counsel, Evan Greebel, was unsealed in the United States District Court for the Eastern District of New York. A superseding indictment reflecting additional charges was filed on June 3, 2016. The Company has also been cooperating with a parallel investigation by the U.S. Securities and Exchange Commission (the “SEC”). On December 17, 2015, the SEC filed a civil complaint against Mr. Shkreli, Mr. Greebel, MSMB Capital Management LLC, and MSMB Healthcare Management LLC in the United States District Court for the Eastern District of New York. In connection with these proceedings, Mr. Shkreli, as well as a number of other current and former directors, officers, and employees, sought advancement of their legal fees from the Company. Mr. Shkreli, in particular, claimed that the Company owes him in excess of $5 million in legal fees that he has incurred defending these actions. The Company disputed its obligation to pay the amount in full. In November 2016, the Company and Mr. Shkreli entered into a binding term sheet with respect to a settlement under which the Company would advance $2.8 million in legal fees to Mr. Shkreli’s counsel, representing a portion of the existing legal fees related to these proceedings that Mr. Shkreli claims should be advanced. The Company would also undertake an obligation to advance an additional $2 million in future legal fees in the event the matter proceeds to trial. The Company has now advanced $2.8 million ($1.8 million of which occurred in 2016) in pre-trial fees to Mr. Shkreli's counsel, as well as the $2 million in trial fees. At present, the Company has been reimbursed approximately $0.7 million of this amount from its directors’ and officers’ insurance carriers, and expects to receive payments for a portion of the remaining amount. The total amount it will receive from the insurance carriers is not currently estimable. In addition, the legal fees the Company has advanced will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
On August 17, 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Martin Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors (Retrophin, Inc. v. Shkreli, 15-CV-06451(NRB)). On August 19, 2015, Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The parties have selected an arbitration panel. On Mr. Shkreli’s application, and with the Company’s consent, the federal Court granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims would be litigated in the arbitration, as the Company is seeking. On April 22, 2016, the arbitration panel granted the parties’ request for a stay of the proceedings pending settlement discussions. In connection with these proceedings, Mr. Shkreli sought advancement of his legal fees from the Company relating to his defense of the Company’s claims against him. Mr. Shkreli claimed that he has to date incurred in excess of $2.8 million in fees, including fees incurred in negotiating with the Company over advancement. The Company disputed its obligation to pay the amount in full. In November 2016, the Company and Mr. Shkreli entered into a binding term sheet with respect to a settlement under which the significant majority of the existing legal fees related to these proceedings that Mr. Shkreli claimed should be advanced would be offset and satisfied by the $2.025 million judgment against Mr. Shkreli in the Donoghue v. Retrophin, Inc. case. The Company would also advance $0.4 million in legal fees to Mr. Shkreli’s counsel, a portion of which represented additional legal fees related to these proceedings that Mr. Shkreli claims should be advanced. In accordance with the Term Sheet, the Donoghue settlement was offset, and the Company paid the $0.4 million to Mr. Shkreli's counsel. The legal fees the Company has advanced will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
The Company will also be subject to additional obligations when the litigation resumes, as well as advancement obligations in the interim.
In 2016, the Company recorded $5.2 million in expenses and paid $2.3 million under the settlement. For the three months ended March 31, 2017, the Company paid $1.0 million under the settlement. In April 2017, the Company expensed and advanced an additional $2.0 million in trial fees in accordance with the settlement. The Company received $0.7 million in total reimbursement from directors’ and officers’ insurance carriers which is recorded as a gain in selling, general and administrative expenses within the Consolidated Statement of Operations and Comprehensive Income (Loss) during 2016. The Company expects to receive additional payment from its insurance carriers for a portion of the legal fees advanced, however the Company has not yet recorded any amounts for such payments as the amount it will receive from the insurance carriers is not currently estimable.
From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 14.  SHARE BASED COMPENSATION
Restricted Shares
Service and Performance Based Restricted Stock Units
The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2017:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2016	407,746	$19.88
Granted	60,375	19.72
Vested	(77,499)	15.62
Forfeited/canceled	(1,500)	25.23
Unvested March 31, 2017	389,122	$20.68
At March 31, 2017, unamortized stock compensation for restricted stock units was $4.2 million, with a weighted-average recognition period of 1.1 years.
Performance Based Restricted Stock Units
During the three months ended March 31, 2017, the Company granted 30,000 performance based restricted stock units, which are included in the restricted stock activity table above.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2017:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	6,430,570	$16.91	7.64	30,088
Granted	220,000	19.57
Exercised	(177,256)	11.08
Forfeited/canceled	(181,957)	27.00
Outstanding at March 31, 2017	6,291,357	$16.88	7.55	$26,537
At March 31, 2017, unamortized stock compensation for stock options was $28.1 million, with a weighted-average recognition period of 1.9 years.
At March 31, 2017, outstanding options to purchase 3.9 million shares of common stock were exercisable with a weighted-average exercise price per share of $15.03.
Share Based Compensation
The following table sets forth total non-cash stock-based compensation by operating statement classification for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$2,656	$2,486
Selling, general & administrative	4,437	4,307
Total	$7,093	$6,793
Exercise of Warrants
During the three months ended March 31, 2017, there were no warrant exercises and correspondingly, we reclassified no derivative liability to equity. At each of March 31, 2017 and December 31, 2016, warrants to purchase 1,766,905 shares of common stock were outstanding.
NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$3,176	$1,336
Finished goods	1,575	1,490
Total inventory	$4,751	$2,826
The inventory reserve was $0.6 million at each of March 31, 2017 and December 31, 2016.
NOTE 16. RECEIVABLES
Accounts Receivables
Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $15.4 million and $18.5 million at March 31, 2017 and December 31, 2016, respectively. The total reserves for both periods were immaterial.
Notes Receivables
The notes receivable arose from the Company's sale of a Pediatric Priority Review Voucher in July 2015 to Sanofi for $245.0 million. $150.0 million was received upon closing, and $47.5 million is due on each of the first and second anniversaries of the closing. In accordance with GAAP, the Company recorded the future short term and long term notes receivable at their present value of $46.2 million and $44.9 million, respectively, at the date of the sale using a discount rate of 2.8%. The accretion on the notes receivable totaled $0.3 million for the three months ended March 31, 2017, and is recorded in interest expense, net, in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The first anniversary payment was received on July 2, 2016. The present value of the remaining notes receivable is $47.2 million and is recorded in current assets at March 31, 2017. There were no indications for impairment as of March 31, 2017 and December 31, 2016.
NOTE 17. SUBSEQUENT EVENT
As of April 26, 2017, the Company advanced Martin Shkreli, the Company's former Chief Executive Officer, the remaining $2.0 million due to him pursuant to the advancement settlement agreement entered into in November 2016, of which 35% is to be refunded to the Company if a settlement with Mr. Shkreli is reached prior to the start of the trial involving Mr. Shkreli before the United States District Court for the Eastern District of New York.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on March 1, 2017. Past operating results are not necessarily indicative of results that may occur in future periods.
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

Our Product Candidates and Products on the Market

Program / Product
Preclinical
Phase 1
Phase 2
Phase 3
Marketed
Sparsentan (RE-021)
Fosmetpantotenate (RE-024)
Tetracosactide Zinc (RE-034)*
NGLY1 Deficiency Discovery Efforts
Liquid Ursodeoxycholic Acid**
CHENODAL™
(Chenodiol Tablets 250 mg)
Cholbam®
(cholic acid) capsules
Thiola®
(tiopronin) tablets

*Pursuing partnership and out licensing opportunities.
**Acquired rights in 2016; activities underway with the intention of making the liquid formulation commercially available in the United States.
Research and Development Programs:
Sparsentan (RE-021)
Sparsentan is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for focal segmental glomerulosclerosis ("FSGS"), which is a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are no FDA approved pharmacological treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States with approximately half them being candidates for sparsentan. Sparsentan was granted orphan drug designation in the United States and the European Union in January 2015 and November 2015, respectively. In the third quarter of 2016, we announced positive top-line data from our Phase 2 DUET study of sparsentan for the treatment of FSGS.
In early 2017, we had an End of Phase 2 meeting with the FDA regarding the regulatory pathway for sparsentan as a treatment for FSGS.  Following the meeting and our receipt of confirmatory meeting minutes, we announced our plans to initiate a single Phase 3 clinical trial to serve as the basis of an NDA filing for sparsentan for the treatment of FSGS.  We expect that the trial will include an interim analysis of proteinuria as a surrogate endpoint and that if this interim analysis shows a substantial effect on proteinuria reduction, that the data could serve as a basis for applying for accelerated approval of sparsentan for the treatment of FSGS pursuant to Subpart H of the FDA regulations. The confirmatory endpoint of the study is expected to compare changes from baseline of estimated glomerular filtration rate, or eGFR. We are currently working to finalize the study protocol with the expectation of completing it and gaining alignment with the FDA in the second half of 2017 and initiating the trial thereafter.

Fosmetpantotenate (RE-024)
We are developing fosmetpantotenate (RE-024), a novel small molecule, as a potential treatment for PKAN. PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect up to 5,000 patients worldwide. There are currently no viable treatment options for patients with PKAN. Fosmetpantotenate (RE-024) is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate (RE-024) in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. We filed a U.S. IND for fosmetpantotenate (RE-024) with the FDA in the first quarter of 2015 to support the commencement of a company-sponsored Phase 1 study, which was successfully completed during 2015. The FDA granted fosmetpantotenate (RE-024) orphan drug designation in May 2015 and fast track designation in June 2015. In February, 2016, we announced fosmetpantotenate (RE-024) was granted orphan drug designation by the European Commission. In November, 2016, we announced that we had reached an agreement with the FDA under the Special Protocol Assessment (SPA) process for a Phase 3 clinical trial evaluating fosmetpantotenate (RE-024) for PKAN. We have reviewed the study design with the European Medicines Agency ("EMA") and we expect it to support registration in Europe. We expect to begin dosing patients in this Phase 3 clinical trial in mid 2017.
Tetracosactide Zinc (RE-034)
Tetracosactide zinc (RE-034) is a synthetic hormone analog of the first 24 amino acids of the 39 amino acids contained in adrenocorticotropic hormone ("ACTH") incorporated into a novel formulation developed by us. Tetracosactide zinc (RE-034) exhibits similar physiological actions as endogenous ACTH by binding to all five melanocortin receptors (pan-MCR), resulting in its anti-inflammatory and immunomodulatory effects. We have successfully manufactured tetracosactide zinc (RE-034) at proof-of-concept scale using a novel formulation process that allows modulation of the release of the active ingredient from the site of administration. The Company intends to pursue partnership and out-licensing opportunities for RE-034.
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
Chenodal® (chenodiol)
Chenodal is a synthetic oral form of chenodeoxycholic acid, a naturally occurring primary bile acid synthesized from cholesterol in the liver, indicated for the treatment of radiolucent stones in well-opacifying gallbladders in patients in whom selective surgery would be undertaken except for the presence of increased surgical risk due to systemic disease or age.
Chenodal administration is known to reduce biliary cholesterol and the dissolution of radiolucent gallstones through suppression of hepatic synthesis of cholesterol, cholic acid and deoxycholic acid in the bile pool. Chenodal was first approved by the FDA in 1983 for the management of gallstones but its marketing was later discontinued due to lack of commercial success. In 2009, Nexgen Pharma's Abbreviated New Drug Application ("ANDA") for Chenodal was approved by the FDA for the treatment of gallstones; Chenodal is manufactured for Manchester Pharmaceuticals LLC ("Manchester") under this ANDA. In 2010, Manchester subsequently obtained orphan drug designation for Chenodal for the treatment of CTX, a rare autosomal recessive lipid storage disease. Manchester was acquired by Retrophin in March 2014.
While Chenodal is not labeled for CTX, it has been used as the standard of care for over three decades. We are working to obtain FDA approval of Chenodal for the treatment of CTX.
Cholbam® (cholic acid)
In March 2015, we announced that the FDA approved Cholbam capsules, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders (including Zellweger spectrum disorders).  The effectiveness of Cholbam has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders.
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

Results of Operations
Results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Net product sales	$33,620	$29,008	$4,612
The increase in sales for the three months ended March 31, 2017 over the prior year is due to increased patient counts for Chenodal, Cholbam and Thiola.
Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Cost of goods sold	$709	$757	$(48)
Research and development	20,860	14,672	6,188
Selling, general and administrative	23,115	19,125	3,990
Change in fair value of contingent consideration	3,344	2,695	649
	$48,028	$37,249	$10,779
Research and development expenses
We make significant investments in research and development in support of our development programs. Research and development costs are expensed as incurred and include salaries and bonuses, benefits, non-cash share based compensation, license fees, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices, and associated overhead expenses and facilities costs.
The increase in research and development costs of $6.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is primarily due to increased support of on-going clinical and non-clinical efforts for our late stage product candidates, sparsentan and RE-024, of $5.2 million, Thiola reformulation costs of $0.6 million, and employee compensation expense of $0.4 million.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
The increase in selling, general and administrative expenses of $4.0 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, is primarily due to a settlement of open accounts payable with our former outside legal counsel in the three months ended March 31, 2016 of $3.0 million, and an increase in sales and marketing programs of $1.0 million in the current year period.
Change in the valuation of contingent consideration
The increase in the change in fair value of contingent consideration of $0.6 million is due to the addition of L-UDCA in the second quarter of 2016 and changes in timing of payments for Chenodal and Cholbam (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Chenodal	$1,440	$1,387	$53
Cholbam	1,104	1,308	(204)
L-UDCA	800	—	800
Total	$3,344	$2,695	$649

Other Income/Expenses:
The following table provides information regarding other income (loss), net (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Other income, net	$126	$210	$(84)
Interest expense, net	(132)	(163)	31
Change in fair value of derivative instruments	1,260	14,340	(13,080)
	$1,254	$14,387	$(13,133)
For the three months ended March 31, 2017 and 2016, the Company recognized a gain of $1.3 million and $14.4 million, respectively. The change in both periods is primarily due to changes in the fair value of derivative instruments related to warrants. The variance in the fair value of derivative instruments is driven by volatility in the Company's stock price and fewer outstanding warrants than in the comparable period.
Income Tax Benefit:
In the first quarter of 2017, the Company recorded a tax benefit of $2.1 million, primarily relating to the benefit of the current year loss, partially offset by an increase in the valuation allowance.
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
The Company had the following financial performance at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Cash & Cash Equivalents	$41,871	$41,002
Marketable securities	206,290	214,871
Accumulated Deficit	(129,014)	(113,056)
Stockholders' Equity	300,935	307,767

Net Working Capital*	$245,843	$249,090
Net Working Capital Ratio**	4.21	3.99
* Current assets less current liabilities.
**Current assets divided by current liabilities.
Convertible Notes Payable
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the Notes was $44.6 million and $44.4 million at March 31, 2017 and December 31, 2016, respectively.
Cash Flows from Operating Activities
Cash used in operating activities was $2.8 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively. After disregarding non-cash changes such as derivative liability fluctuations, share based compensation, contingent consideration charges and deferred tax asset reserves, the increase of $0.8 million was primarily due to the net income loss and timing of accounts receivable collections.
Cash Flows from Investing Activities
Cash provided by investing activities for the three months ended March 31, 2017 was $4.1 million compared to $9.8 million used in investing activities for the three months ended March 31, 2016. The change was due to the timing of marketable securities maturities and purchases.
Cash Flows from Financing Activities
For the three months ended March 31, 2017 and 2016, cash used by financing activities was $0.4 million and $0.9 million, respectively, with the decrease primarily due to increased proceeds from stock option exercises and increases in payments for contingent consideration.

Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for at least the next 12 months. This belief is based on many factors, some of which are beyond our control. Factors that may affect financing requirements include, but are not limited to:

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
Off Balance Sheet Arrangements
None.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash and marketable securities primarily in United States government backed securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short and long-term maturities, not exceeding two years. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would decrease our available for sale marketable securities by approximately $1.6 million if the Company were to sell the securities.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Condensed Consolidated Financial Statements--Note 13 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
The following risk factors do not reflect any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
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
Our products are sold to patients whose healthcare costs are met by third-party payers, such as government programs, private insurance plans and managed-care programs. These third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement, if any, may be decreased in the future, and future healthcare reform legislation, regulations or changes to reimbursement policies of third party payers may otherwise adversely affect the d nd for and price levels of our products, which could have a material adverse effect on our sales and profitability.
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
Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or educate adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage against companies with broader product lines;

•	unforeseen costs associated with expanding our own sales and marketing team for new products or with entering into a partnering agreement with an independent sales and marketing organization; and

•	efforts by our competitors to commercialize competitive products.
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
We are involved in various litigation matters, each described in Note 13 of the Consolidated Financial Statements included in this report. Although we intend to vigorously defend any claims for which we have been named as a defendant, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
As of March 31, 2017, we had approximately $46.0 million of total debt outstanding, classified as long term. The total debt outstanding relates to a Note Purchase Agreement dated May 29, 2014 for the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
4.7
Registration Rights Agreement, dated February 12, 2013, by and among the Company and the purchasers in the private placement of 3,045,929 shares of common stock, dated February 14, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2013).

4.8
Registration Rights Agreement, dated August 15, 2013, by and among the Company and the purchasers of securities in the private placement of the Company closed on August 15, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).

4.9
First Amendment to Registration Rights Agreement, dated August 14, 2013, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2013).

10.1 †*	Amendment to Employment Agreement, dated April 11, 2017, by and between Retrophin, Inc. and Stephen Aselage.
10.2 †*	Amendment to Employment Agreement, dated April 11, 2017, by and between Retrophin, Inc. and Laura Clague.
10.3 †*	Amendment to Employment Agreement, dated April 11, 2017, by and between Retrophin, Inc. and Neil McFarlane.
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2017	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer