Form 10-Q
period 2017-06-30
Retrophin, Inc.
filed 2017-08-09
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of August 8, 2017 was 38,385,466.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended June 30, 2017

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$89,265	$41,002
Marketable securities	206,716	214,871
Accounts receivable, net	13,321	18,510
Inventory, net	4,369	2,826
Prepaid expenses and other current assets	2,343	4,831
Prepaid taxes	3,644	3,463
Note receivable, current	—	46,849
Total current assets	319,658	332,352
Property and equipment, net	2,540	2,587
Other assets	3,628	7,364
Intangible assets, net	180,368	182,043
Goodwill	936	936
Total assets	$507,130	$525,282
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,076	$7,522
Accrued expenses	27,597	33,308
Guaranteed minimum royalty	2,000	2,000
Other current liabilities	1,593	1,842
Business combination-related contingent consideration	16,900	16,150
Derivative financial instruments, warrants	22,460	22,440
Total current liabilities	79,626	83,262
Convertible debt	44,747	44,422
Other non-current liabilities	3,851	4,010
Guaranteed minimum royalty, less current portion	7,624	8,068
Business combination-related contingent consideration, less current portion	74,267	71,328
Deferred income tax liability, net	1,186	6,425
Total liabilities	211,301	217,515
Stockholders' Equity:
Preferred stock $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 38,290,876 and 37,906,669 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	438,644	421,309
Accumulated deficit	(142,243)	(113,056)
Accumulated other comprehensive loss	(576)	(490)
Total stockholders' equity	295,829	307,767
Total liabilities and stockholders' equity	$507,130	$525,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net product sales	$38,800	$33,311	$72,420	$62,319

Operating expenses:
Cost of goods sold	797	1,021	1,506	1,778
Research and development	19,482	17,675	40,342	32,347
Selling, general and administrative	28,835	23,205	51,950	42,330
Change in fair value of contingent consideration	3,284	2,789	6,628	5,485
Total operating expenses	52,398	44,690	100,426	81,940

Operating loss	(13,598)	(11,379)	(28,006)	(19,621)

Other income (expenses), net:
Other income (expense), net	382	(206)	508	4
Interest expense, net	(658)	(147)	(790)	(309)
Change in fair value of derivative instruments	(1,280)	(9,063)	(20)	5,277
Total other income (expense), net	(1,556)	(9,416)	(302)	4,972

Loss before provision for income taxes	(15,154)	(20,795)	(28,308)	(14,649)

Income tax benefit	1,925	7,392	3,989	12,462

Net loss	$(13,229)	$(13,403)	$(24,319)	$(2,187)

Net loss per common share:
Basic	$(0.34)	$(0.37)	$(0.63)	$(0.06)
Diluted	$(0.34)	$(0.37)	$(0.63)	$(0.20)
Weighted average common shares outstanding:
Basic	39,041,145	36,683,429	38,545,982	36,601,807
Diluted	39,041,145	36,683,429	38,545,982	38,063,285

Comprehensive loss:
Net loss	$(13,229)	$(13,403)	$(24,319)	$(2,187)
Foreign currency translation	(183)	71	(259)	2
Unrealized gain (loss) on marketable securities	27	(157)	173	(706)
Comprehensive loss	$(13,385)	$(13,489)	$(24,405)	$(2,891)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(24,319)	$(2,187)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,721	7,858
Deferred income tax benefit	(5,420)	(12,286)
Interest income from notes receivable	(651)	(1,285)
Legal fee settlement	—	(2,967)
Non-cash interest expense	1,325	1,179
Amortization of premiums on marketable securities	602	666
Amortization of debt discount and deferred financing costs	305	326
Share based compensation	14,332	14,286
Change in fair value of liability classified warrants	20	(5,277)
Change in fair value of contingent consideration	6,628	5,485
Payments related to change in fair value of contingent consideration	(553)	(550)
Provision for doubtful accounts	410	49
Other	260	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	4,685	(4,153)
Inventory	(212)	(174)
Other current and non-current operating assets	(12)	(1,197)
Accounts payable and accrued expenses	(3,458)	650
Other current and non-current operating liabilities	(45)	—
Net cash provided by operating activities	2,618	423
Cash Flows From Investing Activities:
Purchase of fixed assets	(1,056)	(24)
Cash paid for intangible assets	(6,278)	(4,881)
Proceeds from the sale/maturity of marketable securities	43,940	59,874
Purchase of marketable securities	(36,213)	(68,517)
Proceeds from maturity of note receivable	47,500	—
Cash paid upon acquisition, net of cash acquired	—	(500)
Net cash provided by (used in) investing activities	47,893	(14,048)
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(3,254)	(2,769)
Payment of guaranteed minimum royalty	(1,000)	(1,000)
Payment of other liability	(500)	(500)
Proceeds from exercise of stock options	3,003	1,572
Other	—	(146)
Net cash used in financing activities	(1,751)	(2,843)
Effect of exchange rate changes on cash	(497)	(182)
Net change in cash	48,263	(16,650)
Cash, beginning of year	41,002	37,805
Cash, end of period	$89,265	$21,155
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
Research and Development Programs:
Fosmetpantotenate, also known as RE-024, a novel small molecule, is being developed as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include parkinsonism, dystonia, and other severe systemic manifestations. Fosmetpantotenate (RE-024) is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate (RE-024) in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. The Company filed a U.S. Investigational New Drug ("IND") for fosmetpantotenate (RE-024) with the FDA in the first quarter of 2015 to support the commencement of a Company-sponsored Phase 1 study, which was successfully completed during 2015. The FDA granted fosmetpantotenate (RE-024) orphan drug designation in May 2015 and fast track designation in June 2015. In February 2016, the Company announced fosmetpantotenate (RE-024) was granted orphan drug designation by the European Commission. In November 2016, the Company announced that it had reached an agreement with the FDA under the Special Protocol Assessment (SPA) process for a Phase 3 clinical trial evaluating fosmetpantotenate (RE-024) for PKAN. The Company has reviewed the study design with the European Medicines Agency ("EMA") and we expect it to support registration in Europe. In July 2017, we announced that the first patient had been dosed in the FORT (FOsmetpantotenate Replacement Therapy) Study.
Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. The Company has secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). The Company is developing sparsentan as a treatment for focal segmental glomerulosclerosis ("FSGS"), which is a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). Sparsentan was granted orphan drug designation in the United States and the European Union in January 2015 and November 2015, respectively. In the third quarter of 2016, the Company announced positive top-line data from the Phase 2 DUET study of sparsentan for the treatment of FSGS. In early 2017, we had an End of Phase 2 meeting with the U.S. Food and Drug Administration (the "FDA") regarding the regulatory pathway for sparsentan as a treatment for FSGS.  Following the meeting and our receipt of confirmatory meeting minutes, we announced our plans to initiate a single Phase 3 clinical trial to serve as the basis of a New Drug Application ("NDA") filing for sparsentan for the treatment of FSGS. We have completed the protocol design for the study and expect to gain alignment with the FDA in the second half of 2017 and initiate the trial thereafter.
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
In April 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that were tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with GAAP) or account for forfeitures when they occur. The Company adopted this guidance as of January 1, 2017, and as a result the tax effects related to share-based payments at settlement (or expiration) will be recorded through the statement of operations. For the three and six months ended June 30, 2017 the Company recorded tax expense of $0.1 million and $0.4 million, respectively, net of valuation allowance released, related to the stock compensation short falls. In addition the Company adopted accounting for forfeitures at actual rates in the period they occur.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of June 30, 2017, the Company held $206.7 million in available for sale debt securities that are affected by this ASU. If adopted as of June 30, 2017, Topic 326 would not have a material impact on the Company's consolidated financial statements.
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
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. These amendments simplify the accounting for certain financial instruments with down round features.The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. The Company is currently evaluating the whether derivative instruments held by the Company would be effected by this ASU.
NOTE 4.  INCOME TAXES
The following table summarizes our effective tax rate and income tax benefit for the three and six months ended June 30, 2017 and 2016 (in millions except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effective tax rate	12.7%	35.6%	14.1%	85.1%
Income tax benefit	$1.9	$7.4	$4.0	$12.5
For the three and six months ended June 30, 2017, we recognized an income tax benefit of $1.9 million and $4.0 million, respectively, representing an effective tax rate of 12.7% and 14.1%, respectively. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The difference between the expected statutory federal tax benefit of 35% and the effective tax benefit for three and six months ended June 30, 2017, was primarily attributable to the increase in valuation allowance against our deferred tax assets.
For the three and six months ended June 30, 2017, when compared to the same period in 2016, the decrease in the tax benefit and decrease in the effective income tax rate was primarily attributable to the increase of the U.S. federal valuation allowance in 2017.
At June 30, 2017 and December 31, 2016, we had gross unrecognized tax benefits of $1.5 million. If recognized, none of the unrecognized tax benefits would affect the Company’s effective tax rate.  We did not recognize any interest or penalties related to unrecognized tax benefits during the three months ended June 30, 2017.
In April 2017 the Internal Revenue Service concluded its audit of the 2014 tax year with no change.

NOTE 5. BUSINESS COMBINATION
Acquisition of Liquid Ursodeoxycholic Acid (L-UDCA)
On June 20, 2016, the Company announced the signing of a definitive agreement to purchase the rights, titles, and ownership of L-UDCA from Asklepion Pharmaceuticals, LLC ("Asklepion").
The purchase was accounted for under the acquisition method of accounting in accordance with Accounting Standard Codification ("ASC") 805. The fair value of assets acquired and liabilities assumed was based upon a valuation and the Company’s estimates. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired product rights for L-UDCA, licenses, trade names and developed technologies, present value and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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
NOTE 6. MARKETABLE SECURITIES
 The Company's marketable securities as of June 30, 2017 and December 31, 2016 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. During the six months ended June 30, 2017, investment activity for the Company included $43.9 million in maturities, all relating to debt based marketable securities.
Marketable securities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Marketable other than equity securities:
Commercial paper	$18,970	$30,303
Corporate debt securities	142,949	134,570
Securities of government sponsored entities	44,797	49,998
Total marketable securities:	$206,716	$214,871

The following is a summary of short-term marketable securities classified as available-for-sale as of June 30, 2017 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable other than equity securities:
Commercial paper	Less than 1	$18,972	$—	$(2)	$18,970
Corporate debt securities	Less than 1	88,018	—	(168)	87,850
Securities of government-sponsored entities	Less than 1	27,618	5	(36)	27,587
Total maturity less than 1 year		134,608	5	(206)	134,407
Corporate debt securities	1 to 2	55,238	—	(139)	55,099
Securities of government-sponsored entities	1 to 2	17,240	13	(43)	17,210
Total maturity 1 to 2 years		72,478	13	(182)	72,309
Total available-for-sale securities		$207,086	$18	$(388)	$206,716
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2016 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Other than Equity Securities:
Commercial paper	Less than 1	$30,330	$—	$(27)	$30,303
Corporate debt securities	Less than 1	64,794	7	(91)	64,710
Securities of government-sponsored entities	Less than 1	19,500	—	(10)	19,490
Total maturity less than 1 year		114,624	7	(128)	114,503
Corporate debt securities	1 to 2	70,207	—	(347)	69,860
Securities of government-sponsored entities	1 to 2	30,583	—	(75)	30,508
Total maturity 1 to 2 years		100,790	—	(422)	100,368
Total available-for-sale securities		$215,414	$7	$(550)	$214,871
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of June 30, 2017 and December 31, 2016, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.
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
The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash adjustments within other income (expenses), net, in the Company’s accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The Company recorded a loss on the change in the estimated fair value of warrants of $1.3 million and $0.02 million for the three and six months ended June 30, 2017, respectively, and a loss on the change in the estimated fair value of warrants of $9.1 million and a gain on the change in the estimated fair value of warrants of $5.3 million for the three and six months ended June 30, 2016, respectively.

The Company calculated the fair value of the warrants using the Black-Scholes Model as of June 30, 2017 and the Monte Carlo Simulation as of December 31, 2016, using the following assumptions:

	June 30, 2017	December 31, 2016
Fair value of common stock	$19.39	$18.93
Remaining life of the warrants (in years)	.6 - 2.5 years	1.2 - 3.0 years
Risk-free interest rate	1.2% - 1.5%	.89 - 1.48%
Expected volatility	34% - 56%	55 - 75%
Dividend yield	—%	—%
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
In estimating the fair value of the Company’s derivative liabilities, the Company used the Black Scholes Model as of June 30, 2017 and the Monte Carlo Simulation as of December 31, 2016. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.
In estimating the fair value of the Company’s contingent consideration, the Company used the comparable uncontrolled transaction (“CUT”) method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, due to their short term nature. As of June 30, 2017, the estimated fair value of convertible debt was $61.2 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and the term of the debt.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2017 (in thousands):

	As of June 30, 2017
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities, available-for-sale	206,716	—	206,716	—
Total	$206,716	$—	$206,716	$—
Liabilities:
Derivative liability related to warrants	$22,460	$—	$—	$22,460
Business combination-related contingent consideration	91,167	—	—	91,167
Total	$113,627	$—	$—	$113,627

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
The following table sets forth a summary of changes in the estimated fair value of the Company’s derivative financial instrument-warrants liability for the six months ended June 30, 2017 (in thousands):

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2017	$22,440
Change in estimated fair value of liability classified warrants	20
Balance at June 30, 2017	$22,460
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. See Note 7 for further discussion of derivative financial instruments relating to warrants.
The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the six months ended June 30, 2017 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2017	$87,478
Increase from revaluation of contingent consideration	6,628
Contractual payments accrued at June 30, 2017	(1,478)
Contractual payments	(1,808)
Foreign currency impact	347
Balance at June 30, 2017	$91,167
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
During the three and six months ended June 30, 2017, the Company incurred charges of $3.3 million and $6.6 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the revaluation of the contingent consideration liabilities. For the six months ended June 30, 2017, $2.8 million, $2.2 million and $1.6 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal, Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to changes in the estimated timing of payments. During the three and six months ended June 30, 2016, the Company incurred charges of $2.8 million and $5.5 million, respectively, in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss. For the six months ended June 30, 2016, $2.9 million and $2.6 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam, respectively.

NOTE 9. INTANGIBLE ASSETS
As of June 30, 2017, the net book value of amortizable intangible assets was approximately $180.4 million.
The following table sets forth amortizable intangible assets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Finite-lived intangible assets	$222,482	$215,540
Less: accumulated amortization	(42,114)	(33,497)
Net carrying value	$180,368	$182,043
The following table summarizes amortization expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$81	$81	$162	$163
Selling, general and administrative	4,238	3,829	8,328	7,632
Total amortization expense	$4,319	$3,910	$8,490	$7,795
NOTE 10.  CONVERTIBLE NOTES PAYABLE
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with their terms, and there are no contractual payments due prior to that date. At June 30, 2017 and December 31, 2016, the aggregate carrying value of the Notes was $44.7 million and $44.4 million, respectively.
NOTE 11. ACCRUED EXPENSES
Accrued expenses at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Government rebates payable	$4,832	$6,967
Compensation related costs	5,303	7,441
Accrued royalties and contingent consideration	5,922	5,766
Research and development	5,744	7,311
Selling, general and administrative	3,174	3,333
Miscellaneous accrued	2,622	2,490
Total accrued expenses	$27,597	$33,308
NOTE 12.  LOSS PER COMMON SHARE
Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, warrants, and shares issuable upon conversion of the Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended
	June 30, 2017			June 30, 2016
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic loss per share	39,041,145	$(13,229)	$(0.34)	36,683,429	$(13,403)	$(0.37)
Dilutive loss per share	39,041,145	$(13,229)	$(0.34)	36,683,429	$(13,403)	$(0.37)

	Six Months Ended
	June 30, 2017			June 30, 2016
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic loss per share	38,545,982	$(24,319)	$(0.63)	36,601,807	$(2,187)	$(0.06)
Change in fair value of derivative instruments	—	—		—	(5,277)
Dilutive shares related to warrants	—	—		1,461,478	—
Dilutive loss per share	38,545,982	$(24,319)	$(0.63)	38,063,285	$(7,464)	$(0.20)
For the three and six months ended June 30, 2017 and 2016, the following shares were excluded because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Restricted stock units	200	300	200	300
Convertible debt	2,600	2,600	2,600	2,600
Options	7,000	6,100	6,700	5,900
Warrants	1,800	2,700	1,800	—
Total anti-dilutive shares	11,600	11,700	11,300	8,800
NOTE 13.  COMMITMENTS AND CONTINGENCIES
Leases and Sublease Agreements

Facilities	Annual Base Rent	Lease Expiration	Comments
Occupied Locations
Corporate Headquarters San Diego CA	$1.1 million	July 2024	Occupied in December 2016
Cambridge MA		January 2018	Subleased space for less than one year
Vacated Locations
San Diego CA	$0.5 million	December 2017	Available for sublease
New York NY	$0.5 million	November 2018	Sublet through expiration
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
Contractual Commitments
The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of June 30, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,154	$2,208	$2,620	$4,520	$806
Guaranteed minimum royalty	14,000	2,000	4,000	4,000	4,000
Convertible note payable, including contractual interest	49,967	2,070	47,897	—	—
Sales support services	2,845	416	833	833	763
Product supply contracts	2,505	2,088	417	—	—
Purchase order commitments	681	368	313	—	—
	$80,152	$9,150	$56,080	$9,353	$5,569

Legal Proceedings
In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requested information regarding, among other things, the Company’s relationship with Martin Shkreli, the Company’s former Chief Executive Officer, and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company was informed that it is not a target of the U.S. Attorney’s investigation, and cooperated with the investigation. On December 17, 2015, an indictment against Mr. Shkreli and the Company’s former outside counsel, Evan Greebel, was unsealed in the United States District Court for the Eastern District of New York. A superseding indictment reflecting additional charges was filed on June 3, 2016. The Company also cooperated with a parallel investigation by the U.S. Securities and Exchange Commission (the “SEC”). On December 17, 2015, the SEC filed a civil complaint against Mr. Shkreli, Mr. Greebel, MSMB Capital Management LLC, and MSMB Healthcare Management LLC in the United States District Court for the Eastern District of New York. In connection with these proceedings, Mr. Shkreli, as well as a number of other current and former directors, officers, and employees, sought advancement of their legal fees from the Company. Mr. Shkreli, in particular, claimed that the Company owes him in excess $5 million in legal fees that he has incurred defending these actions. The Company disputed its obligation to pay the amount in full. In November 2016, the Company and Mr. Shkreli entered into a binding term sheet with respect to a settlement under which the Company would advance $2.8 million in legal fees to Mr. Shkreli’s counsel, representing a portion of the existing legal fees related to these proceedings that Mr. Shkreli claims should be advanced. The Company also undertook an obligation to advance an additional $2 million in future legal fees in the event the matter proceeded to trial. In June 2017, Mr. Shkreli’s trial commenced in the United States District Court for the Eastern District of New York. In August 2017, the trial was concluded with a conviction on several counts. Mr. Shkreli may appeal his conviction and request further advancement of legal fees in connection with the appeal. The Company has now advanced $2.8 million ($1.8 million of which occurred in 2016) in pre-trial fees to Mr. Shkreli's counsel, as well as the $2 million in trial fees. At present, the Company has been reimbursed approximately $0.7 million of this amount from its directors’ and officers’ insurance carriers, and expects to receive payments for a portion of the remaining amount. The total amount it will receive from the insurance carriers is not currently estimable. In addition, the legal fees the Company has advanced will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
On August 17, 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Mr. Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors (Retrophin, Inc. v. Shkreli, 15-CV-06451(NRB)). On August 19, 2015, Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The parties have selected an arbitration panel. On Mr. Shkreli’s application, and with the Company’s consent, the federal Court granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims would be litigated in the arbitration, as the Company is seeking. On April 22, 2016, the arbitration panel granted the parties’ request for a stay of the proceedings pending settlement discussions. In connection with these proceedings, Mr. Shkreli sought advancement of his legal fees from the Company relating to his defense of the Company’s claims against him. Mr. Shkreli claimed that he has to date incurred in excess of $2.8 million in fees, including fees incurred in negotiating with the Company over advancement. The Company disputed its obligation to pay the amount in full. In November 2016, the Company and Mr. Shkreli entered into a binding term sheet with respect to a settlement under which the significant majority of the existing legal fees related to these proceedings that Mr. Shkreli claimed should be advanced would be offset and satisfied by the $2.025 million judgment against Mr. Shkreli in the Donoghue v. Retrophin, Inc. case. The Company would also advance $0.4 million in legal fees to Mr. Shkreli’s counsel, a portion of which represented additional legal fees related to these proceedings that Mr. Shkreli claims should be advanced. In accordance with the Term Sheet, the Donoghue settlement was offset, and the Company paid the $0.4 million to Mr. Shkreli's counsel. The legal fees the Company has advanced will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
The Company will also be subject to additional obligations when the litigation resumes, as well as advancement obligations in the interim.
In 2016, the Company recorded $5.2 million in expenses and paid $2.3 million under the settlement. For the three and six months ended June 30, 2017, the Company paid $2.0 million and $3.0 million, respectively. under the settlement. In April 2017, the Company expensed and advanced an additional $2.0 million in trial fees in accordance with the settlement. The Company received $0.7 million in total reimbursement from directors’ and officers’ insurance carriers which is recorded as a gain in selling, general and administrative expenses within the Consolidated Statement of Operations and Comprehensive Income (Loss) during 2016. The Company expects to receive additional payment from its insurance carriers for a portion of the legal fees advanced, however the Company has not yet recorded any amounts for such payments as the amount it will receive from the insurance carriers is not currently estimable.
From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 14.  SHARE BASED COMPENSATION
Restricted Shares
Service and Performance Based Restricted Stock Units
The following table summarizes the Company’s restricted stock activity during the six months ended June 30, 2017:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2016	407,746	$19.88
Granted	157,750	18.32
Vested	(118,334)	15.91
Forfeited/canceled	(3,500)	23.85
Unvested June 30, 2017	443,662	$20.35
At June 30, 2017, unamortized stock compensation for restricted stock units was $4.5 million, with a weighted-average recognition period of 1.2 years.
Performance Based Restricted Stock Units
During the three and six months ended June 30, 2017, the Company granted 78,500 and 108,500 performance based restricted stock units, respectively, which are included in the restricted stock activity table above.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2017:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	6,430,570	$16.91	7.64	30,088
Granted	1,738,800	17.78
Exercised	(265,873)	11.30
Forfeited/canceled	(321,543)	25.12
Outstanding at June 30, 2017	7,581,954	$16.96	7.76	$32,554
At June 30, 2017, unamortized stock compensation for stock options was $38.0 million, with a weighted-average recognition period of 2.7 years.
At June 30, 2017, outstanding options to purchase 4.2 million shares of common stock were exercisable with a weighted-average exercise price per share of $15.24.
Share Based Compensation
The following table sets forth total non-cash stock-based compensation by operating statement classification for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$2,459	$2,641	$5,115	$5,127
Selling, general & administrative	4,780	4,852	9,217	9,159
Total	$7,239	$7,493	$14,332	$14,286
Exercise of Warrants
During the six months ended June 30, 2017, there were no warrant exercises. At each of June 30, 2017 and December 31, 2016, warrants to purchase 1,766,905 shares of common stock were outstanding.

NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$2,938	$1,336
Finished goods	1,431	1,490
Total inventory	$4,369	$2,826
The inventory reserve was $0.5 million and $0.6 million at June 30, 2017 and December 31, 2016, respectively.
NOTE 16. RECEIVABLES
Accounts Receivables
Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $13.3 million and $18.5 million at June 30, 2017 and December 31, 2016, respectively. The total reserves for both periods were immaterial.
Notes Receivables
The notes receivable arose from the Company's sale of a Pediatric Priority Review Voucher in July 2015 to Sanofi for $245.0 million. $150.0 million was received upon closing, and $47.5 million was due on each of the first and second anniversaries of the closing. In accordance with GAAP, the Company recorded the future short term and long term notes receivable at their present value of $46.2 million and $44.9 million, respectively, at the date of the sale using a discount rate of 2.8%. The accretion on the notes receivable totaled $0.6 million for the six months ended June 30, 2017, and is recorded in interest expense, net, in the Consolidated Statements of Operations and Comprehensive Loss.
The first anniversary payment was received on July 2, 2016. The second anniversary payment was received on June 30, 2017. The note receivable balances as of June 30, 2017 and December 31, 2016 were zero and $46.8 million, respectively.
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
Overview
We are a fully integrated biopharmaceutical company headquartered in San Diego, California dedicated to delivering life-changing therapies to people living with rare diseases who have few, if any, treatment options.

Our Product Candidates and Products on the Market
**Acquired rights in 2016; activities underway with the intention of making the liquid formulation commercially available in the United States.
Research and Development Programs:
Fosmetpantotenate (RE-024)
We are developing fosmetpantotenate (RE-024), a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect up to 5,000 patients worldwide. There are currently no viable treatment options for patients with PKAN. Fosmetpantotenate (RE-024) is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate (RE-024) in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. We filed a U.S. Investigational New Drug ("IND") for fosmetpantotenate (RE-024) with the FDA in the first quarter of 2015 to support the commencement of a company-sponsored Phase 1 study, which was successfully completed during 2015. The FDA granted fosmetpantotenate (RE-024) orphan drug designation in May 2015 and fast track designation in June 2015. In February 2016, we announced fosmetpantotenate (RE-024) was granted orphan drug designation by the European Commission. In November 2016, we announced that we had reached an agreement with the FDA under the Special Protocol Assessment (SPA) process for a Phase 3 clinical trial evaluating fosmetpantotenate (RE-024) for PKAN. We have reviewed the study design with the European Medicines Agency ("EMA") and we expect it to support registration in Europe. In July 2017, we announced that the first patient had been dosed in the FORT (FOsmetpantotenate Replacement Therapy) Study.
Sparsentan (RE-021)
Sparsentan is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for focal segmental glomerulosclerosis ("FSGS"), which is a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are no U.S. Food and Drug Administration ( "FDA") approved pharmacological treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States with approximately half them being candidates for sparsentan. Sparsentan was granted orphan drug designation in the United States and the European Union in January 2015 and

November 2015, respectively. In the third quarter of 2016, we announced positive top-line data from our Phase 2 DUET study of sparsentan for the treatment of FSGS.
In early 2017, we had an End of Phase 2 meeting with the FDA regarding the regulatory pathway for sparsentan as a treatment for FSGS.  Following the meeting and our receipt of confirmatory meeting minutes, we announced our plans to initiate a single Phase 3 clinical trial to serve as the basis of a New Drug Application ("NDA") filing for sparsentan for the treatment of FSGS.  We expect that the trial will include an interim analysis of proteinuria as a surrogate endpoint and that if this interim analysis shows a substantial effect on proteinuria reduction, that the data could serve as a basis for applying for accelerated approval of sparsentan for the treatment of FSGS pursuant to Subpart H of the FDA regulations. The confirmatory endpoint of the study is expected to compare changes from baseline of estimated glomerular filtration rate, or eGFR. We have completed the protocol design for the study and expect to gain alignment with the FDA in the second half of 2017 and initiate the trial thereafter.
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
Chenodal has been used as the standard of care for the treatment of cerebrotendinous xanthomatosis ("CTX"), a rare autosomal recessive lipid storage disease for over three decades. In 2010, Chenodal received orphan drug designation for the treatment of CTX and we are working to obtain FDA approval for the treatment of CTX.
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
Thiola® (tiopronin)
Thiola is approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The prevalence of cystinuria in the United States is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the United States that would be candidates for Thiola. We are currently working on a new formulation of Thiola.
Results of Operations
Results of operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Net product sales	$38,800	$33,311	$5,489	$72,420	$62,319	$10,101
The increase in sales for the three and six months ended June 30, 2017 over the prior year is due to increased patient counts for Chenodal, Cholbam and Thiola.

Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Cost of goods sold	$797	$1,021	$(224)	$1,506	$1,778	$(272)
Research and development	19,482	17,675	1,807	40,342	32,347	7,995
Selling, general and administrative	28,835	23,205	5,630	51,950	42,330	9,620
Change in fair value of contingent consideration	3,284	2,789	495	6,628	5,485	1,143
	$52,398	$44,690	$7,708	$100,426	$81,940	$18,486
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
For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, the Company increased its research and development expenses by $1.8 million which is primarily due to increased support of on-going clinical and non-clinical efforts for our late stage product candidates and to the consolidation of facilities.
For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, the Company increased its research and development expenses by $8.0 million, which is primarily due to increased support of on-going clinical and non-clinical efforts for next generation and late stage product candidates of $6.7 million and facilities consolidation of $1.3 million.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and six months ended June 30, 2017 as compared to the same periods ended June 30, 2016, the Company increased its selling, general and administrative expenses by $5.6 million and $9.6 million, respectively, which reflects the Company's activities to support commercial and research and development programs. In addition the Company reached a settlement regarding open accounts payable with our former outside legal counsel during March 2016 of $3.0 million.
Change in the valuation of contingent consideration
For the three and six months ended June 30, 2017 as compared to June 30, 2016, the increase in the change in fair value of contingent consideration of $0.5 million and $1.1 million, respectively, is due to the acquisition of L-UDCA in the second quarter of 2016 and changes in the timing of payments for Chenodal and Cholbam (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Chenodal	$1,368	$1,462	$(94)	$2,808	$2,850	$(42)
Cholbam	1,116	1,327	(211)	2,220	2,635	(415)
L-UDCA	800	—	800	1,600	—	1,600
	$3,284	$2,789	$495	$6,628	$5,485	$1,143
Other Income/Expenses:
The following table provides information regarding other income (loss), net (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Other income, net	$382	$(206)	$588	$508	$4	$504
Interest expense, net	(658)	(147)	(511)	(790)	(309)	(481)
Change in fair value of derivative instruments	(1,280)	(9,063)	7,783	(20)	5,277	(5,297)
	$(1,556)	$(9,416)	$7,860	$(302)	$4,972	$(5,274)
For the three and six months ended June 30, 2017, the Company recognized a loss of $1.6 million and $0.3 million, respectively. The change in both periods is primarily due to changes in the fair value of derivative instruments related to warrants. For the three and six months ended June 30, 2016, the Company recognized a loss of $9.4 million and a gain of $5.0 million, respectively. The variance in the fair value of derivative instruments is driven by volatility in the Company's stock price in the comparable period.

Income Tax Benefit:
In the second quarter of 2017, the Company recorded a tax benefit of $1.9 million, primarily relating to the benefit of the current year loss, partially offset by an increase in the valuation allowance.
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
The Company had the following financial performance at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Cash & Cash Equivalents	$89,265	$41,002
Marketable securities	206,716	214,871
Accumulated Deficit	(142,243)	(113,056)
Stockholders' Equity	295,829	307,767

Net Working Capital*	$240,032	$249,090
Net Working Capital Ratio**	4.01	3.99
* Current assets less current liabilities.
**Current assets divided by current liabilities.
Convertible Notes Payable
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the "Notes") which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the Notes was $44.7 million and $44.4 million at June 30, 2017 and December 31, 2016, respectively.
Cash Flows from Operating Activities
Cash provided by operating activities was $2.6 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. After disregarding non-cash changes such as derivative liability fluctuations, share based compensation, contingent consideration charges and deferred tax asset reserves, the increase of $2.2 million was primarily due to an increase in cash provided by operating assets and liabilities offset by an increase in operating expenses that exceeded increase in revenue growth.
Cash Flows from Investing Activities
Cash provided by investing activities for the six months ended June 30, 2017 was $47.9 million compared to $14.0 million used in investing activities for the six months ended June 30, 2016. The change was due to collection of the second anniversary payment on June 30, 2017 for the sale of the Pediatric Pediatric Review Voucher to Sanofi, offset by the timing of marketable securities maturities and purchases.
Cash Flows from Financing Activities
For the six months ended June 30, 2017 and 2016, cash used by financing activities was $1.8 million and $2.8 million, respectively, with the decrease primarily due to increased proceeds from stock option exercises, offset by increases in payments for contingent consideration.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We recently announced plans to initiate a single Phase 3 clinical trial to serve as the basis for an NDA filing for sparsentan for the treatment of FSGS. Although we received feedback from the FDA at an End of Phase 2 meeting during which the FDA communicated that it was open to accepting a substantial treatment effect on proteinuria in this trial as a basis for accelerated approval pursuant to Subpart H of the FDA regulations, there can be no guarantee that the data generated from such interim analysis will be sufficient to serve as the basis for an NDA filing or accelerated approval. In addition, as part of the protocol design for the trial, we will need to conduct sufficient statistical modeling on, and reach agreement with the FDA regarding, the magnitude of proteinuria reduction that would need to be shown to ensure we are able to verify the anticipated benefit (preservation of eGFR) in the post-marketing confirmatory portion of the trial. There is no guarantee that we will be able to reach agreement with the FDA on these matters. Furthermore, even if sparsentan is granted accelerated approval under Subpart H, there can be no assurance that the post-marketing confirmatory portion of the trial will support full approval of sparsentan as a treatment for FSGS.
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
*We do not currently have patent protection for certain of our products and product candidates. If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Fosmetpantotenate (RE-024) is covered by our U.S. Patent No. 8,673,883, which was granted in 2014 and expires in 2033. In addition, our U.S. Patent No. 9,181,286, which was granted on November 10, 2015 and expires in 2033, covers the use of fosmetpantotenate (RE-024) for the treatment of PKAN. Sparsentan is covered by U.S. Patent No. 6,638,937, which expires in 2019 and to which we have an exclusive license. In addition, our U.S. Patent No. 9,662,312, which was granted on May 30, 2017 and expires in 2030, covers the use of sparsentan for treating glomerulosclerosis, including FSGS. Our RE-034 formulation is covered by a PCT patent application we filed in February 2016, which claims priority to a U.S. provisional patent application we filed in February 2015.
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
We have negotiated a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of FSGS. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we could lose our rights to sparsentan. We have obtained a U.S. and European patent covering the use of sparsentan for treating glomerulosclerosis, including FSGS. However, we cannot be certain that we will be able to obtain patent protection for various other potential indications for sparsentan, or whether, if granted,we would be able to enforce such patents.
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
Risks Related to Our Business
*Our limited operating history makes it difficult to evaluate our future prospects, and our profitability in the future is uncertain.
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
We have experienced significant growth over the past three years in the number of our employees and the scope of our operations. We have added sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.
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
Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors or vendors who host our applications and those of our consultants are vulnerable to damage or disruption from computer viruses, software bugs, unauthorized access including cyber-attack, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While we have not, to our knowledge, experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed, our competitive position could be compromised, or our business reputation could be harmed.
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
As of June 30, 2017, we had approximately $46.0 million of total debt outstanding, classified as long term. The total debt outstanding relates to a Note Purchase Agreement dated May 29, 2014 for the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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

10.1 †
Amendment to Employment Agreement, dated April 11, 2017, by and between Retrophin, Inc. and Stephen Aselage (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q, filed with the SEC on May 5, 2017).

10.2 †
Amendment to Employment Agreement, dated April 11, 2017, by and between Retrophin, Inc. and Laura Clague (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed with the SEC on May 5, 2017).

10.3 †
Amendment to Employment Agreement, dated April 11, 2017, by and between Retrophin, Inc. and Neil McFarlane(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q, filed with the SEC on May 5, 2017).

10.4 †	Retrophin, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2017).
10.5 †	Retrophin, Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2017).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2017	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer