Form 10-Q
period 2017-09-30
Retrophin, Inc.
filed 2017-11-07
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of November 6, 2017 was 39,306,699.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended September 30, 2017

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 10-K"), and in this Form 10-Q and information contained in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$98,991	$41,002
Marketable securities	204,882	214,871
Accounts receivable, net	14,543	18,510
Inventory, net	4,318	2,826
Prepaid expenses and other current assets	2,605	4,831
Prepaid taxes	—	3,463
Note receivable, current	—	46,849
Total current assets	325,339	332,352
Property and equipment, net	2,717	2,587
Other assets	7,101	7,364
Intangible assets, net	179,569	182,043
Goodwill	936	936
Long term deferred tax asset	4,848	—
Total assets	$520,510	$525,282
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,370	$7,522
Accrued expenses	32,253	33,308
Guaranteed minimum royalty	2,000	2,000
Other current liabilities	4,048	1,842
Business combination-related contingent consideration	16,941	16,150
Tax payable	1,152	—
Derivative financial instruments, warrants	20,140	22,440
Total current liabilities	83,904	83,262
Convertible debt	44,911	44,422
Other non-current liabilities	3,808	4,010
Guaranteed minimum royalty, less current portion	7,393	8,068
Business combination-related contingent consideration, less current portion	75,974	71,328
Deferred income tax liability, net	—	6,425
Total liabilities	215,990	217,515
Stockholders' Equity:
Preferred stock $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 39,280,702 and 37,906,669 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	465,148	421,309
Accumulated deficit	(160,037)	(113,056)
Accumulated other comprehensive loss	(595)	(490)
Total stockholders' equity	304,520	307,767
Total liabilities and stockholders' equity	$520,510	$525,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net product sales	$40,340	$33,945	$112,760	$96,265
Operating expenses:
Cost of goods sold	925	1,573	2,431	3,351
Research and development	19,610	18,414	58,592	50,758
Selling, general and administrative	24,852	23,466	74,683	65,714
Legal fee settlement	—	5,212	2,000	5,212
Change in fair value of contingent consideration	4,429	5,256	11,057	10,741
Restructuring	1,132	396	2,611	481
Total operating expenses	50,948	54,317	151,374	136,257
Operating loss	(10,608)	(20,372)	(38,614)	(39,992)
Other income (expenses), net:
Other income, net	557	151	1,065	156
Interest expense, net	(65)	(299)	(855)	(609)
Change in fair value of derivative instruments	(8,901)	(10,126)	(8,921)	(4,849)
Total other expense, net	(8,409)	(10,274)	(8,711)	(5,302)
Loss before provision for income taxes	(19,017)	(30,646)	(47,325)	(45,294)
Income tax benefit (expense)	1,223	(6,467)	5,212	5,994
Net loss	$(17,794)	$(37,113)	$(42,113)	$(39,300)

Net loss per common share:
Basic	$(0.46)	$(1.00)	$(1.10)	$(1.07)
Diluted	$(0.46)	$(1.00)	$(1.10)	$(1.07)
Weighted average common shares outstanding:
Basic	38,654,086	36,980,356	38,301,893	36,728,911
Diluted	38,654,086	36,980,356	38,301,893	36,728,911

Comprehensive loss:
Net loss	$(17,794)	$(37,113)	$(42,113)	$(39,300)
Foreign currency translation	(102)	17	(361)	19
Unrealized gain (loss) on marketable securities	83	308	256	(397)
Comprehensive loss	$(17,813)	$(36,788)	$(42,218)	$(39,678)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(42,113)	$(39,300)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,336	11,953
Deferred income tax benefit	(7,811)	(10,999)
Interest income from notes receivable	(651)	(1,605)
Legal fee settlement	—	5,212
Non-cash interest expense	1,353	1,551
Amortization of premiums on marketable securities	972	853
Amortization of debt discount and deferred financing costs	460	491
Legal accrual reversal	—	(2,967)
Share based compensation	21,292	22,034
Change in fair value of liability classified warrants	8,921	4,849
Change in fair value of contingent consideration	11,057	10,741
Payments related to change in fair value of contingent consideration	(885)	(772)
Provision for doubtful accounts	321	58
Unrealized foreign currency transaction gain	(1,074)	—
Other	95	(11)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	4,064	(2,544)
Inventory	(319)	(712)
Other current and non-current operating assets	(3,747)	(937)
Accounts payable and accrued expenses	425	3,278
Other current and non-current operating liabilities	2,561	3,879
Net cash provided by operating activities	8,257	5,052
Cash Flows From Investing Activities:
Purchase of fixed assets	(1,437)	(61)
Cash paid for intangible assets	(9,632)	(7,632)
Proceeds from the sale/maturity of marketable securities	76,826	92,609
Purchase of marketable securities	(67,552)	(152,016)
Proceeds from maturity of note receivable	47,500	47,500
Cash paid upon acquisition, net of cash acquired	—	(500)
Net cash provided by (used in) investing activities	45,705	(20,100)
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(5,006)	(4,339)
Payment of guaranteed minimum royalty	(1,500)	(1,500)
Payment of other liability	(750)	(750)
Proceeds from exercise of warrants	3,645	5,998
Proceeds from exercise of stock options	7,695	2,225
Other	—	(439)
Net cash provided by financing activities	4,084	1,195
Effect of exchange rate changes on cash	(57)	(57)
Net change in cash	57,989	(13,910)
Cash, beginning of year	41,002	37,805
Cash, end of period	$98,991	$23,895
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
Sparsentan, also known as RE-021, is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. The Company has secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). The Company is developing sparsentan as a treatment for focal segmental glomerulosclerosis ("FSGS"), which is a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). Sparsentan was granted orphan drug designation in the United States and the European Union in January 2015 and November 2015, respectively. In the third quarter of 2016, the Company announced positive top-line data from the Phase 2 DUET study of sparsentan for the treatment of FSGS. In early 2017, we had an End of Phase 2 meeting with the U.S. Food and Drug Administration (the "FDA") regarding the regulatory pathway for sparsentan as a treatment for FSGS.  Following the meeting and our receipt of confirmatory meeting minutes, we announced our plans to initiate a single Phase 3 clinical trial to serve as the basis of a New Drug Application ("NDA") filing for sparsentan for the treatment of FSGS. During the third quarter of 2017, we submitted the Phase 3 protocol for review to the FDA, and on November 6, 2017, we received feedback from the FDA requesting additional quantitative analyses to support the trial design’s eligibility for the Subpart H accelerated approval pathway. Study start-up activities continue and we anticipate initiating the pivotal trial in 2018.
N-glycanase deficiency, or NGLY1 deficiency, is an extremely rare genetic disorder believed to be caused by a deficiency in an enzyme called N-glycanase-1, which is encoded by the gene NGLY1. The condition has been characterized by symptoms such as developmental delays, seizures, complex hyperkinetic movement disorders, diminished reflexes and an inability to produce tears. There are no approved therapeutic options for NGLY1 deficiency, and current therapeutic strategies are limited to symptom management.
In September 2017, we announced that we entered a three-way Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health’s National Center for Advancing Translational Sciences (NCATS) and patient advocacy foundation NGLY1.org to collaborate on research efforts aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency.
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

NOTE 2.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2016 10-K filed with the SEC on March 1, 2017. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2016 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
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
In April 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that were tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with GAAP) or account for forfeitures when they occur. The Company adopted this guidance as of January 1, 2017, and as a result the tax effects related to share-based payments at settlement (or expiration) will be recorded through the statement of operations. For the three and nine months ended September 30, 2017, the Company recorded tax expense of $0.1 million and $0.5 million, respectively, net of valuation allowance released, related to the stock compensation short falls. In addition, the Company adopted accounting for forfeitures at actual rates in the period they occur.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of Topic 606 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). Based on the Company’s evaluation of the guidance performed to date, the Company has identified revenue sources and determined no variable consideration exists. Further the Company does not expect the new standard to change the timing of its recognition of revenue from product sales, but is continuing its review of the standard and any potential effects on disclosures. The Company will adopt the standard on January 1, 2018 and expects to do a full retrospective adoption.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of September 30, 2017, the Company held $204.9 million in available for sale debt securities that are affected by this ASU. If adopted as of September 30, 2017, Topic 326 would not have a material impact on the Company's consolidated financial statements.
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
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. These amendments simplify the accounting for certain financial instruments with down round features.The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. The Company anticipates that it will adopt this guidance as of January 1, 2018, which may have impact on the derivative liability associated with warrants issued by the Company.
NOTE 4.  INCOME TAXES
The following table summarizes our effective tax rate and income tax benefit for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effective tax rate	6.4%	(21.1)%	11.0%	13.2%
Income tax benefit (expense)	$1.2	$(6.5)	$5.2	$6.0
For the three and nine months ended September 30, 2017, we recognized an income tax benefit of $1.2 million and $5.2 million, respectively, representing an effective tax rate of 6.4% and 11.0%, respectively. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The difference between the expected statutory federal tax benefit of 35% and the effective tax benefit for three and nine months ended September 30, 2017, was primarily attributable to the increase in valuation allowance against our deferred tax assets in the third quarter.
For the three months ended September 30, 2017, when compared to the same period in 2016, the change in the tax benefit and increase in the effective income tax rate was primarily attributable to the increase of the U.S. federal valuation allowance in 2017. For the nine months ended September 30, 2017, when compared to the same period in 2016, there is no material change in the tax benefit nor effective tax rate.
At September 30, 2017 and December 31, 2016, we had gross unrecognized tax benefits of $1.5 million. If recognized, none of the unrecognized tax benefits would affect the Company’s effective tax rate.  We did not recognize any interest or penalties related to unrecognized tax benefits during the three months ended September 30, 2017.

NOTE 5. MARKETABLE SECURITIES
 The Company's marketable securities as of September 30, 2017 and December 31, 2016 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. During the nine months ended September 30, 2017, investment activity for the Company included $76.8 million in maturities, all relating to debt based marketable securities.
Marketable securities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Marketable other than equity securities:
Commercial paper	$5,497	$30,303
Corporate debt securities	159,170	134,570
Securities of government sponsored entities	40,215	49,998
Total marketable securities:	$204,882	$214,871

The following is a summary of short-term marketable securities classified as available-for-sale as of September 30, 2017 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable other than equity securities:
Commercial paper	Less than 1	$5,497	$—	$—	$5,497
Corporate debt securities	Less than 1	92,029	—	(127)	91,902
Securities of government-sponsored entities	Less than 1	36,821	10	(49)	36,782
Total maturity less than 1 year		134,347	10	(176)	134,181
Corporate debt securities	1 to 2	67,397	—	(129)	67,268
Securities of government-sponsored entities	1 to 2	3,424	9	—	3,433
Total maturity 1 to 2 years		70,821	9	(129)	70,701
Total available-for-sale securities		$205,168	$19	$(305)	$204,882
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2016 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Other than Equity Securities:
Commercial paper	Less than 1	$30,330	$—	$(27)	$30,303
Corporate debt securities	Less than 1	64,794	7	(91)	64,710
Securities of government-sponsored entities	Less than 1	19,500	—	(10)	19,490
Total maturity less than 1 year		114,624	7	(128)	114,503
Corporate debt securities	1 to 2	70,207	—	(347)	69,860
Securities of government-sponsored entities	1 to 2	30,583	—	(75)	30,508
Total maturity 1 to 2 years		100,790	—	(422)	100,368
Total available-for-sale securities		$215,414	$7	$(550)	$214,871
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of September 30, 2017 and December 31, 2016, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.
NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENTS
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
The warrants are re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value are recorded as non-cash adjustments within other income (expenses), net, in the Company’s accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The Company recorded a loss on the change in the estimated fair value of warrants of $8.9 million for each of the three and nine months ended September 30, 2017, and a loss on the change in the estimated fair value of warrants of $10.1 million and $4.8 million for the three and nine months ended September 30, 2016, respectively.
The Company calculated the fair value of the warrants using the Black-Scholes Model as of September 30, 2017 and the Monte Carlo Simulation as of December 31, 2016, using the following assumptions:

	September 30, 2017	December 31, 2016
Fair value of common stock	$24.89	$18.93
Remaining life of the warrants (in years)	0.4 - 2.3 years	1.2 - 3.0 years
Risk-free interest rate	1.1 - 1.6%	.89 - 1.48%
Expected volatility	32 - 50%	55 - 75%
Dividend yield	—%	—%
Expected volatility is based on an analysis of the Company’s volatility. The risk-free interest rate is based on the U.S. Treasury security rates for the remaining term of the warrants at the measurement date.
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
The valuation techniques used to measure the fair value of the Company’s marketable securities and all other financial instruments, all of which have counter-parties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. Based on the fair value hierarchy, the Company classified marketable securities within Level 2.
In estimating the fair value of the Company’s derivative liabilities, the Company used the Black Scholes Model as of September 30, 2017 and the Monte Carlo Simulation as of December 31, 2016. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3.
In estimating the fair value of the Company’s contingent consideration, the Company used the comparable uncontrolled transaction (“CUT”) method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, due to their short term nature. As of September 30, 2017, the estimated fair value of convertible debt was $71.7 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and the term of the debt.

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2017 (in thousands):

	As of September 30, 2017
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities, available-for-sale	$204,882	$—	$204,882	$—
Total	$204,882	$—	$204,882	$—
Liabilities:
Derivative liability related to warrants	$20,140	$—	$—	$20,140
Business combination-related contingent consideration	92,915	—	—	92,915
Total	$113,055	$—	$—	$113,055
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2016 (in thousands):

	As of December 31, 2016
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities, available-for-sale	214,871	—	214,871	—
Total	$214,871	$—	$214,871	$—
Liabilities:
Derivative liability related to warrants	$22,440	$—	$—	$22,440
Business combination-related contingent consideration	87,478	—	—	87,478
Total	$109,918	$—	$—	$109,918
The following table sets forth a summary of changes in the estimated fair value of the Company’s derivative financial instrument-warrants liability for the nine months ended September 30, 2017 (in thousands):

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2017	$22,440
Reclassification of derivative liability to equity upon exercise of warrants	(11,221)
Change in estimated fair value of liability classified warrants	8,921
Balance at September 30, 2017	$20,140
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. See Note 6 for further discussion of derivative financial instruments relating to warrants.
The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the nine months ended September 30, 2017 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2017	$87,478
Increase from revaluation of contingent consideration	11,057
Contractual payments included in accrued liabilities at September 30, 2017	(1,993)
Contractual payments	(3,782)
Foreign currency impact	155
Balance at September 30, 2017	$92,915
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
During the three and nine months ended September 30, 2017, the Company incurred charges of $4.4 million and $11.1 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the revaluation of the contingent consideration liabilities. For the nine months ended September 30, 2017, $5.0 million, $3.8 million and $2.3 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to changes in the estimated timing of payments. During the three and nine months ended September 30, 2016, the Company incurred charges of $5.3 million and $10.7 million, respectively, in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the revaluation of the contingent consideration liabilities. For the nine months ended September 30, 2016, $4.4 million, $4.4 million, and $1.9 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to changes in the estimated timing of payments.
NOTE 8. INTANGIBLE ASSETS
As of September 30, 2017, the net book value of amortizable intangible assets was approximately $179.6 million.
The following table sets forth amortizable intangible assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Finite-lived intangible assets	$226,249	$215,540
Less: accumulated amortization	(46,680)	(33,497)
Net carrying value	$179,569	$182,043
The following table summarizes amortization expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$82	$82	$244	$245
Selling, general and administrative	4,424	3,987	12,752	11,619
Total amortization expense	$4,506	$4,069	$12,996	$11,864
NOTE 9.  CONVERTIBLE NOTES PAYABLE
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with their terms, and there are no contractual payments due prior to that date. At September 30, 2017 and December 31, 2016, the aggregate carrying value of the Notes was $44.9 million and $44.4 million, respectively.
NOTE 10. ACCRUED EXPENSES
Accrued expenses at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Government rebates payable	$5,614	$6,967
Compensation related costs	6,885	7,441
Accrued royalties and contingent consideration	6,144	5,766
Research and development	7,218	7,311
Selling, general and administrative	1,933	3,333
Restructuring expenses	2,551	893
Miscellaneous accrued	1,908	1,597
Total accrued expenses	$32,253	$33,308

NOTE 11.  LOSS PER COMMON SHARE
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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended September 30,
	2017			2016
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic loss per share	38,654,086	$(17,794)	$(0.46)	36,980,356	$(37,113)	$(1.00)
Dilutive loss per share	38,654,086	$(17,794)	$(0.46)	36,980,356	$(37,113)	$(1.00)

	Nine Months Ended September 30,
	2017			2016
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic loss per share	38,301,893	$(42,113)	$(1.10)	36,728,911	$(39,300)	$(1.07)
Dilutive loss per share	38,301,893	$(42,113)	$(1.10)	36,728,911	$(39,300)	$(1.07)
The following shares were excluded because they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock units	145	281	175	310
Convertible debt	2,642	2,642	2,642	2,642
Options	7,515	6,720	6,960	6,149
Warrants	1,159	1,768	1,159	1,768
Total anti-dilutive shares	11,461	11,411	10,936	10,869
NOTE 12.  COMMITMENTS AND CONTINGENCIES
Leases and Sublease Agreements

Facilities	Annual Base Rent	Lease Expiration	Comments
Occupied Locations
Corporate Headquarters San Diego CA	$2.2 million	July 2024
Cambridge MA		January 2018	Subleased space for less than one year
Vacated Locations
San Diego CA	$0.5 million	December 2017	Available for sublease
New York NY	$0.5 million	November 2018	Sublet through expiration
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

Contractual Commitments
The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of September 30, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$17,015	$2,326	$4,817	$5,010	$4,862
Guaranteed minimum royalty	13,500	2,000	4,000	4,000	3,500
Convertible note payable, including contractual interest	49,968	2,070	47,898	—	—
Sales support services	2,741	416	833	833	659
Product supply contracts	1,846	1,429	417	—	—
Purchase order commitments	387	350	37	—	—
	$85,457	$8,591	$58,002	$9,843	$9,021
Legal Proceedings
In January 2015, the Company received a subpoena relating to a criminal investigation by the U.S. Attorney for the Eastern District of New York. The subpoena requested information regarding, among other things, the Company’s relationship with Martin Shkreli, the Company’s former Chief Executive Officer, and individuals or entities that had been investors in investment funds previously managed by Mr. Shkreli. The Company was informed that it is not a target of the U.S. Attorney’s investigation, and cooperated with the investigation. On December 17, 2015, an indictment against Mr. Shkreli and the Company’s former outside counsel, Evan Greebel, was unsealed in the United States District Court for the Eastern District of New York. A superseding indictment reflecting additional charges was filed on June 3, 2016. The Company also cooperated with a parallel investigation by the U.S. Securities and Exchange Commission (the “SEC”). On December 17, 2015, the SEC filed a civil complaint against Mr. Shkreli, Mr. Greebel, MSMB Capital Management LLC, and MSMB Healthcare Management LLC in the United States District Court for the Eastern District of New York. In connection with these proceedings, Mr. Shkreli, as well as a number of other current and former directors, officers, and employees, sought advancement of their legal fees from the Company. Mr. Shkreli, in particular, claimed that the Company owed him in excess of $5 million in legal fees that he incurred defending these actions. The Company disputed its obligation to pay the amount in full. In November 2016, the Company and Mr. Shkreli entered into a binding term sheet with respect to a settlement under which the Company advanced $2.8 million in legal fees to Mr. Shkreli’s counsel, representing a portion of the existing legal fees related to these proceedings that Mr. Shkreli claimed should be advanced. The Company also advanced an additional $2 million in legal fees once the matter proceeded to trial. In June 2017, Mr. Shkreli’s trial commenced in the United States District Court for the Eastern District of New York. In August 2017, the trial was concluded with a conviction on several counts. Mr. Shkreli may appeal his conviction and has requested further advancement of legal fees in the event of an appeal. The Company has been reimbursed by its directors’ and officers’ insurance carriers for $3.3 million of the legal fees the Company has advanced to date. Pending the outcome of an appeal, if any, the insurance carriers have reserved their rights to assert that certain of the advanced funds pertain to claims excluded from coverage under the relevant insurance policy and are therefore recoverable by the carriers. As a result, the final amount of the reimbursement from the insurance carriers is not currently estimable. In addition, a portion of the legal fees the Company has advanced to Mr. Shkreli will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
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

For the year ended December 31, 2016, the Company recorded $5.2 million in expenses and paid $2.3 million under the settlement. For the three and nine months ended September 30, 2017, the Company recorded zero and $2.0 million, respectively, in expenses, and paid zero and $3.0 million, respectively, under the settlement. The Company received $0.7 million in reimbursement from its directors’ and officers’ insurance carriers during the year ended December 31, 2016, which is recorded as a gain in selling, general and administrative expenses within the Consolidated Statement of Operations and Comprehensive Income (Loss). Additionally, during the three and nine months ended September 30, 2017, the Company received $2.6 million in reimbursement from its directors’ and officers’ insurance carriers which is recorded as a liability on the Consolidated Balance Sheet pending the outcome of an appeal, if any.
From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.
NOTE 13.  SHARE BASED COMPENSATION
Restricted Shares
Service and Performance Based Restricted Stock Units
The following table summarizes the Company’s restricted stock activity during the nine months ended September 30, 2017:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2016	407,746	$19.88
Granted	157,750	18.32
Vested	(167,584)	17.97
Forfeited/canceled	(6,500)	23.28
Unvested September 30, 2017	391,412	$20.01
At September 30, 2017, unamortized stock compensation for restricted stock units was $3.4 million, with a weighted-average recognition period of 1.0 year.
Performance Based Restricted Stock Units
The Company did not grant any performance based restricted stock units during the three months ended September 30, 2017. During the nine months ended September 30, 2017, the Company granted 108,500 performance based restricted stock units, which are included in the restricted stock activity table above.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2017:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	6,430,570	$16.91	7.64	30,088
Granted	2,035,300	18.35
Exercised	(598,968)	12.85
Forfeited/canceled	(394,166)	25.05
Outstanding at September 30, 2017	7,472,736	$17.20	7.71	$63,956
At September 30, 2017, unamortized stock compensation for stock options was $35.8 million, with a weighted-average recognition period of 2.7 years.
At September 30, 2017, outstanding options to purchase 4.3 million shares of common stock were exercisable with a weighted-average exercise price per share of $15.64.

Share Based Compensation
The following table sets forth total non-cash stock-based compensation by operating statement classification for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$1,998	$2,934	$7,113	$8,061
Selling, general & administrative	4,962	4,814	14,179	13,973
Total	$6,960	$7,748	$21,292	$22,034
Exercise of Warrants
During the three and nine months ended September 30, 2017, the Company issued 607,481 shares of common stock upon the exercise of outstanding warrants for cash received by the Company in the amount of $3.6 million. The Company reclassified $11.2 million of derivative liability to equity for the value of these warrants on the date of exercise. The warrants were revalued immediately prior to their exercise and the change in fair value of $3.0 million was recorded as other expense in the consolidated financial statements of the Company.
At September 30, 2017 and December 31, 2016, warrants to purchase 1,159,424 and 1,766,905 shares of common stock, respectively, were outstanding.
NOTE 14. INVENTORY
Inventory, net of reserves, consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$2,766	$1,336
Finished goods	1,552	1,490
Total inventory	$4,318	$2,826
The inventory reserve was $0.5 million and $0.6 million at September 30, 2017 and December 31, 2016, respectively.
NOTE 15. RECEIVABLES
Accounts Receivables
Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $14.5 million and $18.5 million at September 30, 2017 and December 31, 2016, respectively. The total reserves for both periods were immaterial.
Notes Receivables
The notes receivable arose from the Company's sale of a Pediatric Priority Review Voucher in July 2015 to Sanofi for $245.0 million. $150.0 million was received upon closing, and $47.5 million was due on each of the first and second anniversaries of the closing. In accordance with GAAP, the Company recorded the future short term and long term notes receivable at their present value of $46.2 million and $44.9 million, respectively, at the date of the sale using a discount rate of 2.8%. The accretion on the notes receivable totaled $0.6 million for the nine months ended September 30, 2017, and is recorded in interest expense, net, in the Consolidated Statements of Operations and Comprehensive Loss.
The first anniversary payment was received on July 2, 2016. The second anniversary payment was received on June 30, 2017. The note receivable balances as of September 30, 2017 and December 31, 2016 were zero and $46.8 million, respectively.
NOTE 16. RESTRUCTURING
On March 7, 2017, the Company initiated a plan to consolidate its operations to its corporate headquarters in San Diego, CA. As part of this plan, select employees will relocate from Cambridge, Massachusetts to the San Diego, California headquarters by the end of 2017. The Company estimates it could incur up to $4.0 million in employee related separation and transitional cash charges as a result of this consolidation. We expect to pay the accrued amounts related to this restructuring by the end of the first quarter of 2018.

The following presents restructuring expense by quarter for 2017 (in thousands):

Restructuring expense
March 31, 2017*	$498
June 30, 2017*	981
September 30, 2017	1,132
Nine months ended September 30, 2017	$2,611
*Restructuring expense for the first and second quarter of 2017 were not separately presented on the Consolidated Statements of Operations and Comprehensive Loss.
We currently estimate incurring additional restructuring expenses of approximately $1.4 million in 2017.
The following table presents a reconciliation of the restructuring liability recorded within accrued expenses on the Company's Condensed Consolidated Balance Sheets for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Liability, beginning of period	$1,420	$893
Restructuring expenses	1,131	2,611
Cash settlements	—	(898)
Adjustments to previous estimates	—	(55)
Liability, end of period	$2,551	$2,551
NOTE 17. SUBSEQUENT EVENTS
On November 3, 2017, the Company and Mission Pharmacal Company entered into Amendment Two to the Third Amendment to Trademark License and Supply Agreement, pursuant to which the Company and Mission agreed to amend the License Agreement to, among other things, include an updated budget for the development project of a new formulation of tiopronin tablets and extend the term of the License Agreement by an additional five years.
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
Research and Development Programs:
Fosmetpantotenate (RE-024)
We are developing fosmetpantotenate (RE-024), a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect up to 5,000 patients worldwide. There are currently no viable treatment options for patients with PKAN. Fosmetpantotenate (RE-024) is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate (RE-024) in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries. We filed a U.S. Investigational New Drug ("IND") for fosmetpantotenate (RE-024) with the U.S. Food and Drug Administration (the "FDA") in the first quarter of 2015 to support the commencement of a company-sponsored Phase 1 study, which was successfully completed during 2015. The FDA granted fosmetpantotenate (RE-024) orphan drug designation in May 2015 and fast track designation in June 2015. In February 2016, we announced fosmetpantotenate (RE-024) was granted orphan drug designation by the European Commission. In November 2016, we announced that we had reached an agreement with the FDA under the Special Protocol Assessment (SPA) process for a Phase 3 clinical trial evaluating fosmetpantotenate (RE-024) for PKAN. We have reviewed the study design with the European Medicines Agency ("EMA") and we expect it to support registration in Europe. In July 2017, we announced that the first patient had been dosed in the FORT (FOsmetpantotenate Replacement Therapy) Study.
Sparsentan (RE-021)
Sparsentan is an investigational therapeutic agent which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for focal segmental glomerulosclerosis ("FSGS"), which is a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are no FDA approved pharmacological treatments for FSGS and the off-label armamentarium is limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States with approximately half them being candidates for sparsentan. Sparsentan was granted orphan drug designation in the United States and the European Union in January 2015 and November 2015, respectively. In the third quarter of 2016, we announced positive top-line data from our Phase 2 DUET study of sparsentan for the treatment of FSGS. In early 2017, we had an End of Phase 2 meeting with the FDA regarding the regulatory pathway for sparsentan as a treatment for FSGS.  Following the meeting and our receipt of confirmatory meeting minutes, we announced our plans to initiate a single Phase 3 clinical trial to serve as the basis of a New Drug Application ("NDA") filing for sparsentan for the treatment of FSGS.  We expect that the trial will include an interim analysis of proteinuria as a surrogate endpoint and that if this interim analysis shows a substantial effect on proteinuria reduction, that the data could serve as a basis for applying for accelerated approval of sparsentan for the treatment of FSGS pursuant to Subpart H of the FDA regulations. The confirmatory endpoint of the study is expected to compare changes from baseline of estimated glomerular filtration rate, or eGFR. During the third quarter of 2017, we submitted the Phase 3 protocol for review to the FDA, and on November 6, 2017, we received feedback from the FDA requesting additional quantitative analyses to support the trial design’s eligibility for the Subpart H accelerated approval pathway. Study start-up activities continue and we anticipate initiating the pivotal trial in 2018.
NGLY1 Deficiency Discovery Efforts
N-glycanase deficiency, or NGLY1 deficiency, is an extremely rare genetic disorder believed to be caused by a deficiency in an enzyme called N-glycanase-1, which is encoded by the gene NGLY1. The condition has been characterized by symptoms such as developmental delays, seizures, complex hyperkinetic movement disorders, diminished reflexes and an inability to produce tears. There are no approved therapeutic options for NGLY1 deficiency, and current therapeutic strategies are limited to symptom management.
In September 2017, we announced that we entered a three-way Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health’s National Center for Advancing Translational Sciences (NCATS) and patient advocacy foundation NGLY1.org to collaborate on research efforts aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency.
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
Results of Operations
Results of operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net product sales	$40,340	$33,945	$6,395	$112,760	$96,265	$16,495
The increase in sales for the three and nine months ended September 30, 2017 over the prior year is due to increased patient counts for Chenodal, Cholbam and Thiola.
Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Cost of goods sold	$925	$1,573	$(648)	$2,431	$3,351	$(920)
Research and development	19,610	18,414	1,196	58,592	50,758	7,834
Selling, general and administrative	24,852	23,466	1,386	74,683	65,714	8,969
Legal fee settlement	—	5,212	(5,212)	2,000	5,212	(3,212)
Change in fair value of contingent consideration	4,429	5,256	(827)	11,057	10,741	316
Restructuring	1,132	396	736	2,611	481	2,130
	$50,948	$54,317	$(3,369)	$151,374	$136,257	$15,117
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
For the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, the Company increased its research and development expenses by $1.2 million, which is primarily due to increased costs to support our clinical trials and other pipeline programs.
For the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, the Company increased its research and development expenses by $7.8 million, which is primarily due to increased support of on-going clinical and non-clinical efforts for next generation and late stage product candidates.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and nine months ended September 30, 2017 as compared to the same periods ended September 30, 2016, the Company increased its selling, general and administrative expenses by $1.4 million and $9.0 million, respectively, which reflects the Company's activities to support commercial and research and development programs. In addition, we reached a settlement regarding open accounts payable with our former outside legal counsel during March 2016 of $3.0 million.
Legal fee settlement
In April 2017 and September 2016, we recorded $2.0 and $5.2 million, respectively, related to a settlement with the Company’s former Chief Executive Officer. See the Legal Proceedings section of Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Change in the valuation of contingent consideration
For the three and nine months ended September 30, 2017 as compared to the same periods ended September 30, 2016, the change in fair value of contingent consideration of $0.8 million and $0.3 million, respectively, is due to changes in the timing of payments and discount factors.

The following table summarizes the Company's change in valuation of contingent consideration (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Chenodal	$2,135	$1,564	$571	$4,943	$4,414	$529
Cholbam	1,594	1,792	(198)	3,814	4,427	(613)
L-UDCA	700	1,900	(1,200)	2,300	1,900	400
	$4,429	$5,256	$(827)	$11,057	$10,741	$316
Restructuring

On March 7, 2017, the Company initiated a plan to consolidate its operations to its corporate headquarters in San Diego, California. As part of this plan, select employees will relocate from Cambridge, Massachusetts to the San Diego office. See Note 16 to the Condensed Consolidated Financial Statements for further discussion.

Other Income/Expenses:
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Other income, net	$557	$151	$406	$1,065	$156	$909
Interest expense, net	(65)	(299)	234	(855)	(609)	(246)
Change in fair value of derivative instruments	(8,901)	(10,126)	1,225	(8,921)	(4,849)	(4,072)
	$(8,409)	$(10,274)	$1,865	$(8,711)	$(5,302)	$(3,409)
The changes in the Company's other income (expenses) for the three and nine months ended September 30, 2017 and 2016 of $1.9 million and $3.4 million, respectively, is primarily due to changes in the fair value of derivative instruments related to warrants, which is driven by volatility in the Company's stock price in the comparable period.
Income Tax Benefit:
The Company recorded a tax benefit of $1.2 million and $5.2 million for the three and nine months ended September 30, 2017, respectively, primarily relating to the benefit of the current year loss and return to provision adjustments, partially offset by an increase in the valuation allowance, for both periods.
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
The Company had the following financial performance at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Cash & Cash Equivalents	$98,991	$41,002
Marketable securities	204,882	214,871
Accumulated Deficit	(160,037)	(113,056)
Stockholders' Equity	304,520	307,767

Net Working Capital*	$241,435	$249,090
Net Working Capital Ratio**	3.88	3.99
* Current assets less current liabilities.
**Current assets divided by current liabilities.
Convertible Notes Payable
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the "Notes") which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the Notes was $44.9 million and $44.4 million at September 30, 2017 and December 31, 2016, respectively.
Cash Flows from Operating Activities
Cash provided by operating activities was $8.3 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively. After disregarding non-cash changes such as derivative liability fluctuations, share based compensation, contingent consideration charges and deferred tax asset reserves, the increase of $3.2 million was primarily due to revenue growth offset by an increase in operating expenses.
Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2017 was $45.7 million compared to $20.1 million cash used in investing activities for the nine months ended September 30, 2016. The change was primarily due to additional cash being retained by the Company in its operational accounts instead of being invested in marketable securities.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $4.1 million and $1.2 million, respectively, with the increase primarily due to higher proceeds from stock option and warrant exercises, offset by increases in payments for contingent consideration.
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
Off Balance Sheet Arrangements
None.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash and marketable securities primarily in United States government backed securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short and long-term maturities, not exceeding two years. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would decrease our available for sale marketable securities by approximately $1.7 million if the Company were to sell the securities.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Condensed Consolidated Financial Statements--Note 12 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Fosmetpantotenate (RE-024) is covered by our U.S. Patent No. 8,673,883, which was granted in 2014 and expires in 2033. In addition, our U.S. Patent No. 9,181,286, which was granted on November 10, 2015 and expires in 2033, covers the use of fosmetpantotenate (RE-024) for the treatment of PKAN, and our U.S. Patent No. 9,629,862, which was granted on April 25, 2017 and also expires in 2033, covers pharmaceutical compositions that contain fosmetpantotenate (RE-024). Sparsentan is covered by U.S. Patent No. 6,638,937, which expires in 2019 and to which we have an exclusive license. In addition, our U.S. Patent No. 9,662,312, which was granted on May 30, 2017 and expires in 2030, covers the use of sparsentan for treating glomerulosclerosis, including FSGS.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act ("PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. It is likely the PPACA, or a replacement of it under the current administration, will continue to put pressure on pharmaceutical pricing.
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
We are involved in various litigation matters, each described in Note 13 of the Consolidated Financial Statements included in this report. Although we intend to vigorously defend our interests in each matter, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such matters claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if we are successful in defending our interests in each matter, litigation with respect to such matters could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
As of September 30, 2017, we had approximately $46.0 million of total debt outstanding, classified as long term. The total debt outstanding relates to a Note Purchase Agreement dated May 29, 2014 for the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
The Company and Mission Pharmacal Company (“Mission”) are parties to that certain Trademark License and Supply Agreement, dated May 28, 2014, as amended (the “License Agreement”), pursuant to which Mission has granted the Company an exclusive, royalty-bearing license to market, sell and commercialize Thiola and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola.
On November 3, 2017, the Company and Mission entered into an Amendment Two to the Third Amendment to Trademark License and Supply Agreement (the “Amendment Two to the Third Amendment”) pursuant to which the Company and Mission agreed to amend the License Agreement to, among other things include an updated budget for the development project of a new formulation of tiopronin tablets and extend the term of the License Agreement by an additional five years.
The foregoing description of the terms of the Amendment Two to the Third Amendment is qualified in its entirety by reference to the Amendment Two to the Third Amendment, which will be filed by the Company as an exhibit to its Annual Report on Form 10-K for the year ending December 31, 2017.

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

Date: November 7, 2017	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer