Form 10-Q
period 2018-03-31
Retrophin, Inc.
filed 2018-05-01
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of April 30, 2018 was 39,943,960.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2018

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 10-K"), and in this Form 10-Q and information contained in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$61,117	$99,394
Marketable securities	202,939	201,236
Accounts receivable, net	12,981	13,872
Inventory, net	5,142	5,351
Prepaid expenses and other current assets	2,011	3,112
Prepaid taxes	2,613	2,842
Total current assets	286,803	325,807
Property and equipment, net	3,042	3,230
Other assets	6,457	5,556
Investment-equity	15,000	—
Intangible assets, net	188,556	184,817
Goodwill	936	936
Total assets	$500,794	$520,346
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,423	$18,938
Accrued expenses	31,644	36,018
Guaranteed minimum royalty	2,000	2,000
Other current liabilities	3,958	3,902
Business combination-related contingent consideration	9,500	9,100
Derivative financial instruments, warrants	—	15,710
Total current liabilities	56,525	85,668
Convertible debt	45,238	45,077
Other non-current liabilities	4,617	2,472
Guaranteed minimum royalty, less current portion	12,939	13,095
Business combination-related contingent consideration, less current portion	82,000	80,900
Total liabilities	201,319	227,212
Stockholders' Equity:
Preferred stock $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 39,873,285 and 39,373,745 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	486,717	471,800
Accumulated deficit	(185,717)	(177,655)
Accumulated other comprehensive loss	(1,529)	(1,015)
Total stockholders' equity	299,475	293,134
Total liabilities and stockholders' equity	$500,794	$520,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net product sales	$38,432	$33,620
Operating expenses:
Cost of goods sold	1,613	709
Research and development	24,636	20,860
Selling, general and administrative	26,468	23,115
Change in fair value of contingent consideration	3,627	3,344
Total operating expenses	56,344	48,028
Operating loss	(17,912)	(14,408)
Other income (expenses), net:
Other income, net	121	126
Interest expense, net	(358)	(132)
Change in fair value of derivative instruments	—	1,260
Total other income (expense), net	(237)	1,254
Loss before provision for income taxes	(18,149)	(13,154)
Income tax benefit (expense)	(229)	2,064
Net loss	$(18,378)	$(11,090)

Net loss per common share:
Basic	$(0.46)	$(0.29)
Diluted	$(0.46)	$(0.32)
Weighted average common shares outstanding:
Basic	39,657,418	38,045,317
Diluted	39,657,418	39,158,922

Comprehensive loss:
Net loss	$(18,378)	$(11,090)
Foreign currency translation	22	(76)
Unrealized gain (loss) on marketable securities	(536)	146
Comprehensive loss	$(18,892)	$(11,020)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(18,378)	$(11,090)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,348	4,284
Deferred income tax benefit	—	(2,064)
Interest income from notes receivable	—	(325)
Non-cash interest expense	413	376
Amortization of premiums on marketable securities	356	287
Share based compensation	4,659	7,093
Change in fair value of liability classified warrants	—	(1,260)
Change in fair value of contingent consideration	3,627	3,344
Payments related to change in fair value of contingent consideration	(4,245)	(914)
Inventory Reserve	816	25
Other	75	53
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	886	3,076
Inventory	(593)	(574)
Other current and non-current operating assets	421	(946)
Accounts payable and accrued expenses	(9,330)	(4,626)
Other current and non-current operating liabilities	2,211	(146)
Net cash used in operating activities	(14,734)	(3,407)
Cash Flows From Investing Activities:
Purchase of fixed assets	(39)	(838)
Cash paid for intangible assets	(8,217)	(3,477)
Proceeds from the sale/maturity of marketable securities	26,924	8,440
Purchase of marketable securities	(29,519)	—
Cash paid for investments - equity	(10,000)	—
Net cash provided by (used in) investing activities	(20,851)	4,125
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(7,066)	(1,068)
Payment of guaranteed minimum royalty	(500)	(500)
Payment of other liability	—	(250)
Proceeds from exercise of warrants	608	—
Proceeds from exercise of stock options	4,256	1,964
Net cash provided by (used in) financing activities	(2,702)	146
Effect of exchange rate changes on cash	10	4
Net change in cash	(38,277)	868
Cash, beginning of year	99,394	41,002
Cash, end of period	$61,117	$41,870
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
Sparsentan (RE-021) is an investigational product candidate which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. The Company secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). The Company is developing sparsentan as a treatment for:

▪
Focal segmental glomerulosclerosis ("FSGS"), which is a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are no U.S. Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and off-label resources are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients.

▪	Immunoglobulin A nephropathy ("IgAN"), which is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. There is no FDA approved treatment for IgAN.
The Company is a party to a joint development agreement with Censa Pharmaceuticals Inc. ("Censa"), a privately held biotechnology company focused on developing therapies for orphan metabolic diseases, to evaluate sepiapterin ("CNSA-001") for the treatment of phenylketonuria ("PKU"). CNSA-001 is an orally bioavailable form of a natural precursor of tetrahydrobiopterin ("BH4") with the potential to provide improved phenylalanine ("Phe") reduction in patients with PKU when compared to BH4.
PKU is a rare, genetic metabolic condition in which the body cannot breakdown Phe due to a missing or defective phenylalanine hydroxylase ("PAH") enzyme. High Phe levels can lead to developmental and physical growth delay, executive function impairment, seizures, and microcephaly caused by toxic Phe accumulation in the brain.
The Company is party to a three-way Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health’s National Center for Advancing Translational Sciences and patient advocacy foundation NGLY1.org to collaborate on research efforts aimed at the identification of potential small molecule therapeutics for N-glycanase deficiency ("NGLY1").
NGLY1 is an extremely rare genetic disorder believed to be caused by a deficiency in an enzyme called N-glycanase-1, which is encoded by the gene NGLY1. The condition has been characterized by symptoms such as developmental delays, seizures, complex hyperkinetic movement disorders, diminished reflexes and an inability to produce tears. There are no approved therapeutic options for NGLY1 deficiency, and current therapeutic strategies are limited to symptom management.
Liquid ursodeoxycholic acid ("L-UDCA") is a liquid formulation of ursodeoxycholic acid being developed for the treatment of a rare liver disease called primary biliary cholangitis ("PBC"). The Company obtained the rights to L-UDCA in 2016 with the intention of making L-UDCA commercially available to the subset of PBC patients who have difficulty swallowing.
The Company sells the following three products:

•
Chenodal® (chenodiol tablets) is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal has also been the standard of care for cerebrotendinous xanthomatosis ("CTX") patients for more than three decades and the Company is currently pursuing adding this indication to the label.

•
Cholbam® (cholic acid capsules) is approved in the United States (approved and marketed in Europe for select indications as Kolbam) for the treatment of bile acid synthesis disorders due to single enzyme defects and is further indicated for adjunctive treatment of patients with peroxisomal disorders.

•	Thiola® (tiopronin tablets) is approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2017 10-K filed with the SEC on February 27, 2018. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2017 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted Accounting Standards Codification (" ASC"), Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. See Note 3 for further discussion.
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company adopted the new standard on January 1, 2018 using the full retrospective approach and there was no impact on the timing or recognition of revenue because its only revenue source is product sales and because no variable consideration exists. The new standard also requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. See Note 3 for further discussion.
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. See Note 6 for further discussion.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The guidance was adopted as of January 1, 2018.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures; however, based on the Company's current operating leases, it is expected to have a material impact on the company's consolidated balance sheet by increasing assets and liabilities.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of March 31, 2018, the Company holds $202.9 million in available for sale debt securities that are affected by this ASU. If adopted as of March 31, 2018, this would not have a material impact on the company's financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance addresses a specific consequence of the newly enacted federal income tax law (the "Tax Act"). This accounting update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments eliminate the stranded tax effects that were created as a result of the reduction of historical U.S. federal corporate income tax rates to the newly enacted U.S. federal corporate income tax rates. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.
NOTE 3. REVENUE RECOGNITION
Product Revenue, Net
The Company sells Chenodal and Cholbam (Kolbam), which are aggregated as bile acid products, and Thiola through direct-to-patient distributors. The Company sells its products worldwide, with more than 95% of the revenue generated in North America.
Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs upon delivery to the customer.
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that is offered to its customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. Our historical experience is that such adjustments have been immaterial.
Government Rebates: We calculate the rebates that we will be obligated to provide to government programs and deduct these estimated amounts from our gross product sales at the time the revenues are recognized. Allowances for government rebates and discounts are established based on actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs. Rebate discounts are included in other current liabilities in the accompanying consolidated balance sheets.
Commercial Rebates: We calculate the rebates that we incur due to contracts with certain commercial payors and deduct these amounts from our gross product sales at the time the revenues are recognized. Allowances for commercial rebates are established based on actual payer information, which is reasonably estimated at the time of delivery. Rebate discounts are included in other current liabilities in the accompanying consolidated balance sheets.
Prompt Pay Discounts: We offer discounts to certain customers for prompt payments. We accrue for the calculated prompt pay discount based on the gross amount of each invoice for those customers at the time of sale.
Product Returns: Consistent with industry practice, we offer our customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. Generally, shipments are only made upon a patient prescription thus returns are minimal.
Co-pay Assistance: We offer a co-pay assistance program, which is intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an identification of claims and the cost per claim associated with product that has been recognized as revenue.
The Company had the following net product revenues (in thousands):

	For the three months ended:
	March 31, 2018	March 31, 2017
Bile acid products	$18,508	$15,736
Thiola	19,924	17,884
Total net product revenue	$38,432	$33,620
NOTE 4. MARKETABLE SECURITIES
The Company's marketable securities as of March 31, 2018 and December 31, 2017 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. During the three months ended March 31, 2018, investment activity for the Company included $26.9 million in maturities and $29.7 million in purchases, all relating to debt based marketable securities.
Marketable securities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Marketable Securities:
Commercial paper	$10,339	$6,897
Corporate debt securities	162,648	164,297
Securities of government sponsored entities	29,952	30,042
Total marketable securities:	$202,939	$201,236

The following is a summary of short-term marketable securities classified as available-for-sale as of March 31, 2018 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities:
Commercial paper	Less than 1	$10,384	$(45)	$10,339
Corporate debt securities	Less than 1	88,525	(439)	88,086
Securities of government-sponsored entities	Less than 1	30,019	(67)	29,952
Total maturity less than 1 year		128,928	(551)	128,377
Corporate debt securities	1 to 2	75,276	(714)	74,562
Total maturity 1 to 2 years		75,276	(714)	74,562
Total available-for-sale securities		$204,204	$(1,265)	$202,939
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2017 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities:
Commercial paper	Less than 1	$6,911	$(14)	$6,897
Corporate debt securities	Less than 1	86,531	(198)	86,333
Securities of government-sponsored entities	Less than 1	30,132	(90)	30,042
Total maturity less than 1 year		123,574	(302)	123,272
Corporate debt securities	1 to 2	78,388	(424)	77,964
Total maturity 1 to 2 years		78,388	(424)	77,964
Total available-for-sale securities		$201,962	$(726)	$201,236
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of March 31, 2018 and December 31, 2017, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.
NOTE 5. FUTURE ACQUISITION RIGHT AND JOINT DEVELOPMENT AGREEMENT
Censa Pharmaceuticals Inc.
In December 2017, the Company entered into a Future Acquisition Right and Joint Development Agreement (the “Option Agreement”) with Censa Pharmaceuticals Inc. (“Censa”), which became effective in January 2018. The Company has agreed to fund certain development activities of Censa’s CNSA-001 program, in an aggregate amount expected to be approximately $17 million through proof of concept, and has the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger. In exchange for the Option, the Company paid $10 million, and an additional $5 million upon Censa’s completion of a specified development milestone set forth in the Option Agreement.
If the Company exercises the Option, the Company will acquire Censa for $65 million in upfront consideration, subject to certain adjustments, paid as a combination of 20% in cash and 80% in shares of the Company’s common stock, valued at a fixed price of $21.40 per share; provided, however, that Censa may elect on behalf of its equity holders to receive the upfront consideration in 100% cash if the average price per share of the Company’s common stock for the ten trading days ending on the date the Company provides a notice of interest to exercise the Option is less than $19.26. In addition, if the Company exercises the Option and acquires Censa, the Company would be required to make further cash payments to Censa’s equity holders of up to an aggregate of $25 million if the CNSA-001 program achieves specified development and commercial milestones.
The Company determined that Censa is a variable interest entity ("VIE") and concluded that the Company is not the primary beneficiary of the VIE. As such, the Company did not consolidate Censa’s results into its consolidated financial statements. The Company will continue to monitor facts and circumstances for changes that could potentially result in the Company becoming the primary beneficiary.
As of March 31, 2018, the Company has paid $10.0 million as an upfront payment and $5.0 million in development funding to Censa. In addition, the Company accrued $5.0 million related to a development milestone payable to Censa within 45 days of achievement. The Company capitalized the upfront payment and accrued milestone, and expensed the development funding paid. The Company is treating the upfront payment and milestone, both of which are compensation for the purchase option, as a cost-method investment with a total carrying value of $15.0 million as March 31, 2018. The Company's maximum exposure to loss related to this VIE is limited to the carrying value of its investment.
NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENTS
Since 2013, the Company has issued five tranches of common stock purchase warrants to secure financing, remediate covenant violations and provide consideration for amendments with respect to a credit facility extinguished in 2015.
Historically, the Company accounted for these instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if the Company issues equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant ("down round provision"). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expenses), net, in the Company’s accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The Company recorded a gain on the change in the estimated fair value of warrants of $1.3 million for the three months ended March 31, 2017.
As of January 1, 2018 the Company early adopted ASU 2017-11, which revised the guidance for instruments with down round provisions. As such the Company treats outstanding warrants as free-standing equity linked instruments that will be recorded to equity in the Consolidated Balance Sheet.
In accordance with the guidance presented in the ASU, the fair value of the derivative liability balance as of December 31, 2017 of $15.7 million was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018.

Impact of the adoption of ASU 2017-11 on equity (in thousands):

	Common stock	Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
Balance–December 31, 2017	$4	$471,800	$(1,015)	$(177,655)	$293,134
Balance-March 31, 2018 before effect of ASU 17-11	4	481,323	(1,529)	(196,033)	283,765
Effect of ASU 17-11	—	5,394		10,316	15,710
Balance–March 31, 2018	$4	$486,717	$(1,529)	$(185,717)	$299,475
The Company calculated the fair value of the warrants using the Black-Scholes Model as of December 31, 2017, using the following assumptions:

December 31, 2017
Fair value of common stock	$21.07
Remaining life of the warrants (in years)	0.1 - 2.0 years
Risk-free interest rate*	1.39 - 1.89%
Expected volatility**	33 - 43%
Dividend yield	—%
*The risk-free interest rate is based on the U.S. Treasury security rates for the remaining term of the warrants at the measurement date.
**Expected volatility is based on an analysis of the Company’s historical volatility.
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
In estimating the fair value of the Company’s derivative liabilities, the Company used the Black Scholes Model as of December 31, 2017. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3. The Company adopted ASU 2017-11 as of January 1, 2018 and is no longer required to treat outstanding warrants as derivative liabilities measured at fair value. See Note 6 for further discussion.
In estimating the fair value of the Company’s contingent consideration, the Company used the probability-based expected method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short term nature. As of March 31, 2018, the estimated fair value of convertible debt was $63.4 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and the term of the debt.

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2018 (in thousands):

	As of March 31, 2018
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$61,117	$61,117	$—	$—
Marketable securities, available-for-sale	202,939	—	202,939	—
Total	$264,056	$61,117	$202,939	$—
Liabilities:
Business combination-related contingent consideration	$91,500	$—	$—	$91,500
Total	$91,500	$—	$—	$91,500
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2017 (in thousands):

	As of December 31, 2017
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
The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the three months ended March 31, 2018 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2018	$90,000
Increase from revaluation of contingent consideration	3,627
Contractual payments included in accrued liabilities at March 31, 2018	(2,127)
Contractual payments	—
Balance at March 31, 2018	$91,500
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
During the three months ended March 31, 2018, the Company incurred charges of $3.6 million in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the revaluation of the contingent consideration liabilities. For the three months ended March 31, 2018, $0.8 million, $1.8 million, and $1.0 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to changes in the estimated timing of payments. During the three months ended March 31, 2017, the Company incurred charges of $3.3 million in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the revaluation of the contingent consideration liabilities. For the three months ended March 31, 2017, $1.4 million, $1.1 million, and $0.8 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to changes in the estimated timing of payments.

NOTE 8. INTANGIBLE ASSETS
As of March 31, 2018, the net book value of amortizable intangible assets was approximately $188.6 million.
The following table sets forth amortizable intangible assets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Finite-lived intangible assets	$243,865	$235,863
Less: accumulated amortization	(55,309)	(51,046)
Net carrying value	$188,556	$184,817
The following table summarizes amortization expense for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$103	$81
Selling, general and administrative	4,096	4,090
Total amortization expense	$4,199	$4,171
During the three months ended March 31, 2018, the Company made a development payment to Ligand Pharmaceuticals for $4.6 million relating to sparsentan which was recorded as an increase to the Ligand license intangible asset.
NOTE 9.  CONVERTIBLE NOTES PAYABLE
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with their terms, and there are no contractual payments due prior to that date. At March 31, 2018 and December 31, 2017, the aggregate carrying value of the Notes was $45.2 million and $45.1 million, respectively.
NOTE 10. ACCRUED EXPENSES
Accrued expenses at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Government rebates payable	$6,372	$5,883
Compensation related costs	5,693	7,749
Accrued royalties and contingent consideration	5,870	6,429
Research and development	9,553	6,989
Selling, general and administrative	2,058	3,896
Restructuring expenses	42	3,549
Miscellaneous accrued	2,056	1,523
Total accrued expenses	$31,644	$36,018

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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended March 31,
	2018			2017
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic loss per share	39,657,418	$(18,378)	$(0.46)	38,045,317	$(11,090)	$(0.29)
Dilutive shares related to warrants	—	—		1,113,605	—
Change in fair value of derivative instruments	—	—		—	(1,260)
Dilutive loss per share	39,657,418	$(18,378)	$(0.46)	39,158,922	$(12,350)	$(0.32)
The following shares were excluded because they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Restricted stock units	139	332
Convertible debt	2,642	2,642
Options	7,025	6,405
Warrants	633	—
Total anti-dilutive shares	10,439	9,379
NOTE 12.  COMMITMENTS AND CONTINGENCIES
Leases and Sublease Agreements

Facilities	Annual Base Rent	Lease Expiration	Comments
Occupied Locations
Corporate Headquarters San Diego, CA	$2.1 million	July 2024
Vacated Locations
New York, NY	$0.5 million	November 2018	Sublet through expiration
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
Legal Proceedings
In August 2017, Martin Shkreli, the Company’s former Chief Executive Officer, was convicted on securities fraud charges following investigations by the U.S. Attorney for the Eastern District of New York and the U.S Securities and Exchange Commission. The Company was not a target of these investigations and cooperated with them fully. In connection with these proceedings, Mr. Shkreli sought advancement of his legal fees from the Company. The Company disputed its obligation to pay these amounts in full, and in November 2016, the Company and Mr. Shkreli entered into a binding settlement arrangement under which the Company advanced $2.8 million in legal fees to Mr. Shkreli’s counsel. The Company also advanced an additional $2 million in legal fees once the matter proceeded to trial. In December 2017, the Company agreed to advance Mr. Shkreli $625,000 in full satisfaction of its obligation to advance fees to Mr. Shkreli in connection with his appeal of his conviction. The Company has been reimbursed by its directors’ and officers’ insurance carriers for $3.3 million of the legal fees the Company advanced in connection with the pre-trial and trial proceedings. Pending the outcome of Mr. Shkreli's appeal, the insurance carriers have reserved their rights to assert that certain of the advanced funds pertain to claims excluded from coverage under the relevant insurance policy and are therefore recoverable by the carriers. As a result, the final amount of the reimbursement from the insurance carriers is not currently estimable. In addition, a portion of the legal fees the Company has advanced to Mr. Shkreli will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
In August 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Mr. Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors. Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The federal Court granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims would be litigated in the arbitration, as the Company is seeking. In April 2016, the arbitration panel granted the parties’ request for a stay of the proceedings pending settlement discussions. In connection with these proceedings, Mr. Shkreli sought advancement of his legal fees from the Company relating to his defense of the Company’s claims against him. Pursuant to the November 2016 binding term sheet, the significant majority of the existing legal fees related to these proceedings that Mr. Shkreli claimed should be advanced were offset and satisfied by a $2.025 million judgment against Mr. Shkreli in a different case, and the Company paid $0.4 million in legal fees to Mr. Shkreli's counsel. The legal fees the Company has advanced will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings. The Company will also be subject to additional obligations when the litigation resumes, as well as advancement obligations in the interim.
For the three months ended March 31, 2018 and 2017, the Company recorded no expenses under the settlement agreement. For the three months ended March 31, 2017, the Company paid $1.0 million under the settlement. No reimbursements from the Company's directors’ and officers’ insurance carriers were received during the three months ended March 31, 2018 and 2017. Of the $3.3 million reimbursed by the insurance carriers, $2.6 million is recorded as a liability on the Consolidated Balance Sheet pending the outcome of Mr. Shkreli's appeal.
From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.
NOTE 13.  SHARE BASED COMPENSATION
Restricted Shares
Service and Performance Based Restricted Stock Units
The following table summarizes the Company’s restricted stock activity during the three months ended March 31, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2017	345,332	$20.51
Granted	18,061	22.18
Vested	(11,377)	18.33
Forfeited/canceled	(12,666)	22.84
Unvested March 31, 2018	339,350	$20.58
At March 31, 2018, unamortized stock compensation for restricted stock units was $2.1 million, with a weighted-average recognition period of 1.2 years.
Performance Based Restricted Stock Units
The Company did not grant any performance based restricted stock units during the three months ended March 31, 2018.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	7,153,668	$17.16	6.95	$39,010
Granted	136,500	24.08
Exercised	(319,551)	13.32
Forfeited/canceled	(198,002)	25.35
Outstanding at March 31, 2018	6,772,615	$17.25	7.02	$43,054
At March 31, 2018, unamortized stock compensation for stock options was $24.7 million, with a weighted-average recognition period of 2.6 years.

At March 31, 2018, outstanding options to purchase 4.5 million shares of common stock were exercisable with a weighted-average exercise price per share of $16.16.
Share Based Compensation
The following table sets forth total non-cash stock-based compensation for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$1,407	$2,656
Selling, general & administrative	3,202	4,437
Total	$4,609	$7,093
Exercise of Warrants
During the three months ended March 31, 2018, the Company issued 168,612 shares of common stock upon the exercise of outstanding warrants for cash received by the Company in the amount of $0.6 million. See Note 6 for changes in warrant accounting.
At March 31, 2018 and December 31, 2017, warrants to purchase 990,810 and 1,159,424 shares of common stock, respectively, were outstanding.
NOTE 14.  INCOME TAXES
The following table summarizes our effective tax rate and income tax benefit (expense) for the three months ended March 31, 2018 and 2017 (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Effective tax rate	(1.3)%	15.7%
Income tax benefit (expense)	$(0.2)	$2.1
For the three months ended March 31, 2018 and 2017, we recognized an income tax expense of $0.2 million and an income tax benefit of $2.1 million, respectively, representing an effective tax rate of (1.3)% and 15.7%, respectively. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
For the three months ended March 31, 2018, when compared to the same period in 2017, the change in the tax benefit and decrease in the effective income tax rate was primarily attributable to the increase of the U.S. federal valuation allowance in 2018.
At March 31, 2018, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three months ended March 31, 2018.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. The Tax Legislation reduces the US federal corporate tax rate from 35% to 21%, as well as making several other significant changes to the tax law, effective January 1, 2018. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), given the amount and complexity of the changes in tax law resulting from the Tax Legislation, the Company has not finalized the accounting for the income tax effects of the Tax Legislation. This includes the provisional amounts recorded related to the re-measurement of the deferred taxes and the change to our valuation allowance. The impact of the Tax Legislation may differ from this estimate during the one-year measurement period due to, among other things, further refinement of the Company's calculation, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.
At March 31, 2018, the Company is still analyzing certain aspects of the Tax Legislation and refining its calculations, which could potentially affect the analysis of the Company’s deferred tax assets and liabilities and its valuation allowance.  Any subsequent adjustment is not expected to be material to the Company’s financial position or results of operations.
NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$3,743	$3,435
Finished goods	1,399	1,916
Total inventory	$5,142	$5,351

The inventory reserve was $1.3 million and $0.7 million at March 31, 2018 and December 31, 2017, respectively.
NOTE 16. ACCOUNTS RECEIVABLES
Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $13.0 million and $13.9 million at March 31, 2018 and December 31, 2017, respectively. The total reserves for both periods were immaterial.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on February 27, 2018. Past operating results are not necessarily indicative of results that may occur in future periods.
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

Our Product Candidates and Products on the Market

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
We are developing the following pipeline products:
Fosmetpantotenate
We are developing fosmetpantotenate, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Consequences of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect up to 5,000 patients worldwide. There are currently no viable treatment options for patients with PKAN. Fosmetpantotenate is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries.
In 2015 and 2016 we filed an IND, completed a Phase I clinical trial and obtained both orphan drug and fast track designations in the United States. Additionally, we received orphan drug designation in the European Union and reached an agreement with the U.S. Food and Drug administration ("FDA") under the Special Protocol Assessment (SPA) process for a Phase 3 clinical trial for PKAN. In July 2017, the first patient was dosed in our Phase 3 FORT (FOsmetpantotenate Replacement Therapy) study and enrollment continues.
Sparsentan
Sparsentan is an investigational product candidate which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for:

•
Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are currently no FDA approved pharmacologic treatments for FSGS and off-label resources are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States with approximately half of them being candidates for sparsentan. In 2015 and 2016 we received orphan drug designation in the United States and European Union and received positive data from our Phase 2 DUET study of sparsentan for the treatment of FSGS. In April 2018, we announced the initiation of the Phase 3 DUPLEX Study of sparsentan in FSGS. This pivotal DUPLEX Study is designed to include an interim analysis of modified partial remission of proteinuria. We expect that successful achievement of this endpoint will serve as the basis for Subpart H accelerated approval of sparsentan in the United States and Conditional Marketing Authorization (CMA) consideration in Europe. The confirmatory endpoint of the study will compare changes in slope of estimated glomerular filtration rate, or eGFR.

▪
Immunoglobulin A nephropathy ("IgAN"), which is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. Based on recent interactions we have had with the FDA and EMA, we are planning to initiate a single Phase 3 clinical trial designed to serve as the basis for an NDA filing for sparsentan for the treatment of IgAN. We are currently working to harmonize the protocol design for this Phase 3 study by incorporating the feedback to guide our clinical activity. We expect to initiate this study during the fourth quarter of 2018.

CNSA-001
In December 2017, we entered into a Future Acquisition Right and Joint Development Agreement with Censa Pharmaceuticals, Inc. ("Censa"), which became effective on January 4, 2018 upon the satisfaction of certain conditions. Pursuant to the agreement, we agreed to fund certain development activities of Censa’s CNSA-001 program, in an aggregate amount expected to be approximately $17 million through proof of concept, and have the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger (the “Merger Agreement”). In exchange for the Option, on January 8, 2018, we paid Censa $10 million, and are required to pay Censa an additional $5 million upon Censa’s completion of a specified development milestone set forth in the Option Agreement, all of which will be distributed to Censa’s equityholders.
Censa, a privately held biotechnology company focused on developing therapies for the orphan metabolic diseases, is developing CNSA-001 for the treatment of phenylketonuria ("PKU"). CNSA-001 is an orally bioavailable form of a natural precursor of tetrahydrobiopterin ("BH4") with the potential to provide improved phenylalanine ("Phe") reduction in patients with PKU when compared to BH4. Preclinical research has suggested CNSA-001 may provide improved bioavailability, plasma stability and tissue exposure, leading to higher intracellular BH4 levels and subsequent greater Phe reduction when compared to the current standard of care in PKU. In pre-clinical models, CNSA-001 has also shown an ability to cross the blood-brain barrier which, if supported by clinical data, may lead to broader utility in additional indications such as primary BH4 deficiency (PBD) and Segawa syndrome. CNSA-001 is currently being evaluated in single and multiple ascending dose studies and a Phase 2 proof of concept study in PKU is expected to commence in mid-2018.
PKU is a rare, genetic metabolic condition in which the body cannot breakdown Phe due to a missing or defective phenylalanine hydroxylase ("PAH") enzyme. High Phe levels can lead to developmental and physical growth delay, executive function impairment, seizures, and microcephaly caused by toxic Phe accumulation in the brain. PKU is typically diagnosed at birth.
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
We are party to a three-way Cooperative Research and Development agreement with the National Institutes of Health’s National Center for Advancing Translational Sciences and patient advocacy foundation NGLY1.org to collaborate on research efforts aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency.
Liquid Ursodeoxycholic Acid
Liquid ursodeoxycholic acid ("L-UDCA") is a liquid formulation of ursodeoxycholic acid being developed for the treatment of a rare liver disease called primary biliary cholangitis ("PBC"). We obtained L-UDCA in 2016 with the intention of making L-UDCA commercially available to the subset of PBC patients who have difficulty swallowing. There are no liquid formulations of ursodeoxycholic acid currently approved by the FDA.

We sell the following three products:
Chenodal® (chenodiol)
Chenodal is a synthetic oral form of chenodeoxycholic acid, a naturally occurring primary bile acid synthesized from cholesterol in the liver, indicated for the treatment of radiolucent stones in well-opacifying gallbladders in patients in whom selective surgery would be undertaken except for the presence of increased surgical risk due to systemic disease or age.
Chenodal administration is known to reduce biliary cholesterol and the dissolution of radiolucent gallstones through suppression of hepatic synthesis of cholesterol, cholic acid and deoxycholic acid in the bile pool. Chenodal was first approved by the FDA in 1983 for the management of gallstones but its marketing was later discontinued due to lack of commercial success. In 2009, Nexgen Pharma Inc.'s ANDA for Chenodal was approved by the FDA for the treatment of gallstones; Chenodal is manufactured for Manchester Pharmaceuticals LLC ("Manchester") under this ANDA. Manchester subsequently obtained orphan drug designation for Chenodal for the treatment of CTX, a rare autosomal recessive lipid storage disease, in 2010. Manchester was acquired by us in March 2014.
While Chenodal is not labeled for CTX, it has been used as the standard of care for over three decades. We are working to obtain FDA approval of Chenodal for the treatment of CTX. The prevalence of CTX is estimated in the literature to be as high as 1 in 70,000 in the overall United States population. Pathogenesis of CTX involves deficiency of the enzyme 27-hydroxylase (encoded by the gene CYP27A1), a rate-limiting enzyme in the synthesis of primary bile acids, including CDCA, from cholesterol. The disruption of primary bile acid synthesis in CTX leads to toxic accumulation of cholesterol and cholestanol in most tissues. Most patients present with intractable diarrhea, premature cataracts, tendon xanthomas, atherosclerosis, and cardiovascular disease in childhood and adolescence. Neurological manifestations of the disease, including dementia and cognitive and cerebellar deficiencies, emerge during late adolescence and adulthood. Oral administration of CDCA has been shown to normalize primary bile acid synthesis in patients with CTX.
Cholbam® (cholic acid)
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
Thiola® (tiopronin)
Thiola is approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The prevalence of cystinuria in the United States is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the United States that would be candidates for Thiola. We are currently developing a new, more patient-friendly, formulation of Thiola for which an NDA is expected in 2018.
Results of Operations
Results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Net product revenues by product:
Bile acid products	$18,508	$15,736	$2,772
Thiola	19,924	17,884	2,040
Total net product revenues	$38,432	$33,620	$4,812
The increase in sales for the three months ended March 31, 2018 over the prior year is due to increased patient counts for Chenodal, Cholbam and Thiola.

Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Cost of goods sold	$1,613	$709	$904
Research and development	24,636	20,860	3,776
Selling, general and administrative	26,468	23,115	3,353
Change in fair value of contingent consideration	3,627	3,344	283
	$56,344	$48,028	$8,316
Research and development expenses
We make significant investments in research and development in support of our development programs. Research and development costs are expensed as incurred and include salaries and bonuses, benefits, non-cash share based compensation, license fees, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials, and associated overhead expenses and facility costs.
For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, the Company increased its research and development expenses by $3.8 million, which is due to increased clinical trial expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three months ended March 31, 2018 as compared to the same period ended March 31, 2017, the Company increased its selling, general and administrative expenses by $3.4 million, which reflects the increase in the Company's activities to support corporate initiatives.
Change in the valuation of contingent consideration
For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, the change in fair value of contingent consideration is due to changes in the timing of payments and discount factors.
The following table summarizes the Company's change in valuation of contingent consideration (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Chenodal	$801	$1,440	$(639)
Cholbam	1,826	1,104	722
L-UDCA	1,000	800	200
	$3,627	$3,344	$283
Other Income/Expenses:
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Other income, net	$121	$126	$(5)
Interest expense, net	(358)	(132)	(226)
Change in fair value of derivative instruments	—	1,260	(1,260)
	$(237)	$1,254	$(1,491)
The changes in the Company's other income (expenses) for the three months ended March 31, 2018 and 2017 of $1.5 million is primarily due to changes in the accounting method for the fair value of derivative instruments related to warrants. See Note 6 of the Consolidated Financial Statements for further discussion.
Income Tax Benefit:
The Company recorded a tax expense of $0.2 million for the three months ended March 31, 2018 related to state franchise taxes and installment sale interest.

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
The Company had the following financial performance at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Cash & Cash Equivalents	$61,117	$99,394
Marketable securities	202,939	201,236
Accumulated Deficit	(185,717)	(177,655)
Stockholders' Equity	299,475	293,134

Net Working Capital*	$230,278	$240,139
Net Working Capital Ratio**	5.07	3.80
* Current assets less current liabilities.
**Current assets divided by current liabilities.
Convertible Notes Payable
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the "Notes") which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the Notes was $45.2 million and $45.1 million at March 31, 2018 and December 31, 2017, respectively.
Cash Flows from Operating Activities
Cash used in operating activities was $14.7 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. After disregarding non-cash changes such as derivative liability fluctuations, share based compensation, contingent consideration charges and deferred tax asset reserves, the increase of $11.3 million was primarily due to payments to Censa for development funding and changes in operating liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2018 was $20.9 million, compared to $4.1 million cash provided by investing activities for the three months ended March 31, 2017. The change was primarily due to cash paid for investments in equities, intangibles, and changes in marketable securities maturities and related reinvestment.
Cash Flows from Financing Activities
Cash used in financing activities for the three months ended March 31, 2018 was $2.7 million compared to cash provided of $0.1 million for the three months ended March 31, 2017. The decrease was due to the payment of a sales milestone for a bile acid product, partially offset by higher proceeds from stock option and warrant exercises in the first quarter of 2018.
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for at least the next 12 months. This belief is based on many factors, some of which are beyond our control. Factors that may affect financing requirements include, but are not limited to:

•	revenue growth of our marketed products;

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the timing of, and costs involved in, seeking and obtaining marketing approvals for our products, and in maintaining quality systems standards for our products;

•	our ability to manufacture sufficient quantities of our products to meet expected demand;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, litigation costs and the results of litigation;

•	our ability to enter into collaboration, licensing or distribution arrangements and the terms and timing of these arrangements;

•	the potential need to expand our business, resulting in additional payroll and other overhead expenses;

•	the potential in-licensing of other products or technologies; and

•	the emergence of competing technologies or other adverse market or technological developments.
Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies.
Other Matters
Adoption of New Accounting Standards
See Note 2 to our unaudited Condensed Consolidated Financial Statements in this report for a discussion of adoption of new accounting standards.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited Condensed Consolidated Financial Statements in this report for a discussion of recently issued accounting pronouncements.
Off Balance Sheet Arrangements
In December 2017, the Company entered into a Option Agreement with Censa Pharmaceuticals Inc., which became effective in January 2018. The Company determined that Censa is a variable interest entity ("VIE") and concluded that the Company is not the primary beneficiary of the VIE. As such, the Company did not consolidate Censa’s results into its consolidated financial statements. The Company will continue to monitor facts and circumstances for changes that could potentially result in the Company becoming the primary beneficiary. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Condensed Consolidated Financial Statements--Note 12 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
The following risk factors do not reflect any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
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
We currently have no in-house distribution channels for Chenodal, Cholbam or Thiola and we are dependent on a third-party distributor, Dohmen Life Sciences Services, to distribute such products. We rely on this distributor for all of our proceeds from sales of Chenodal, Cholbam and Thiola in the United States. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of such products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another distributor on substantially similar terms, distribution of Chenodal, Cholbam and/or Thiola could become disrupted, resulting in lost revenues, provider dissatisfaction, and/or patient dissatisfaction.
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
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. There can be no assurance that the favorable responses we have seen with the physician-initiated treatment of fosmetpantotenate in PKAN patients outside the United States will translate to positive data in the Phase 3 clinical trial of fosmetpantotenate or that the positive results from the DUET study of sparsentan in FSGS will be repeated in the Phase 3 clinical trial. Similarly, there can be no assurance that our clinical experience with sparsentan in FSGS will translate to favorable data in IgAN. We cannot assure that any current or future clinical trials of fosmetpantotenate and/or sparsentan will ultimately be successful.
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
Although we have obtained a Special Protocol Assessment ("SPA") agreement from the FDA for the Phase 3 clinical trial of fosmetpantotenate for the treatment of PKAN, this agreement does not guarantee any particular outcome from regulatory review. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, a SPA is not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, a SPA agreement is not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. Moreover, a SPA does not address all of the variables and details that may go into planning for or conducting a clinical trial, and changes in the protocol for a clinical trial can invalidate a SPA or require that the FDA agree in writing to the modified protocol. In addition, while a SPA addresses the requirements for submission of an NDA, the results of the related clinical trial may not support FDA approval. There can be no assurance that the Phase 3 clinical trial for fosmetpantotenate will demonstrate that fosmetpantotenate is safe and effective for treating PKAN or that the data will support an application for approval by the FDA.
In 2018, we initiated a single Phase 3 clinical trial designed to serve as the basis for an NDA filing for sparsentan for the treatment of FSGS. Although we received feedback from the FDA at an End of Phase 2 meeting during which the FDA communicated that it was open to accepting a substantial treatment effect on proteinuria in this trial as a basis for accelerated approval pursuant to Subpart H of the FDA regulations and although we subsequently gained alignment that our statistical modeling supported initiating a Phase 3 trial that proceeds on the Subpart H pathway, there can be no guarantee that the data generated from such analyses will be sufficient to serve as the basis for an NDA filing, including an NDA under Subpart H or accelerated approval. In addition, our statistical modeling that supports proceeding on the Subpart H pathway is based on data from other FSGS studies. To the extent that the model population is not representative of the Phase 3 study population, the FDA may not agree that the new results continue to support a Subpart H pathway. Furthermore, even if sparsentan is granted accelerated approval under Subpart H, there can be no assurance that the post-marketing confirmatory data will support full approval of sparsentan as a treatment for FSGS.
We are also pursuing the development of sparsentan as a treatment for IgAN. Based on our recent interactions with the FDA and EMA, we are planning to initiate a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of IgAN. We are currently working to harmonize the protocol design for this Phase 3 study by incorporating the feedback to guide our clinical activity. Although we expect to initiate this study in the fourth quarter of 2018, there can be no assurance that the study will initiate on our expected timelines or proceed as planned.
Clinical trials can be lengthy, complex and extremely expensive processes with uncertain results. Our product candidates are intended to treat PKAN, FSGS and IgAN, each of which is a rare disease. Given that these development candidates are still undergoing required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or foreign regulatory agencies. In addition, as other companies and researchers may be concurrently developing therapies for the same or similar indications that we are focused on, we could face competition for a limited number of patients, investigators and clinical trial sites willing to participate in clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
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
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Fosmetpantotenate is covered by our U.S. Patent No. 8,673,883, which was granted in 2014 and expires in 2033. In addition, our U.S. Patent No. 9,181,286, which was granted on November 10, 2015 and expires in 2033, covers the use of fosmetpantotenate for the treatment of PKAN, and our U.S. Patent No. 9,629,862, which was granted on April 25, 2017 and also expires in 2033, covers pharmaceutical compositions that contain fosmetpantotenate. Sparsentan is covered by U.S. Patent No. 6,638,937, which expires in 2019 and to which we have an exclusive license. In addition, U.S. Patent No. 9,662,312, to which we also have an exclusive license and which was granted on May 30, 2017 and expires in 2030, covers the use of sparsentan for treating glomerulosclerosis, including FSGS.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act ("PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share,  and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 ("BBA"), among other things, amends the PPACA, effective January 1,2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closes the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. It is likely the PPACA, or a replacement of it under the current administration, will continue to put pressure on pharmaceutical pricing. We continue to evaluate the potential impact of the PPACA and its possible repeal or replacement on our business.
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
We are involved in certain litigation matters, including those described in Note 12 of the Consolidated Financial Statements included in this report. Although we intend to vigorously defend our interests in each matter, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such matters. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if we are successful in defending our interests in each matter, litigation with respect to such matters could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
The U.S. Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with antibribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the United States. We cannot assure that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA. International data protection laws also impose strict obligations on the ability to process health related and other personal information of citizens of member states, including in relation to collection, analysis and transfer. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable and enforced in May 2018, will introduce new data protection requirements in the European Union, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.
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
As of March 31, 2018, we had approximately $46.0 million of total debt outstanding, classified as long term. The total debt outstanding relates to a Note Purchase Agreement dated May 29, 2014 for the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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

4.3
Form of Note Purchase Agreement for principal senior convertible notes with an interest rate of 4.50% due 2019 (“2019 Notes”), dated May 29, 2014, by and among the Company and the investors identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).

4.4	Form of Indenture for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
4.5	Form of Note for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
10.1	Form of Indemnity Agreement
10.2+	Amendment No. 5 to Sublicense Agreement dated as of March 20, 2018, between the Company and Ligand Pharmaceuticals Incorporated.
10.3†	Employment Agreement, dated February 13, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and William Rote.
10.4†	Employment Agreement, dated February 6, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and Elizabeth E. Reed.
10.5†	2018 Retrophin, Inc. Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 9, 2018).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

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

Date: May 1, 2018	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer