Form 10-K/A
period 2017-12-31
Retrophin, Inc.
filed 2018-07-06
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K/A
Amendment No. 1
__________________

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
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders held May 9, 2018, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note
Retrophin, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 27, 2018 (the “Original Filing”), solely to correct a clerical error in Exhibits 32.1 and 32.2 attached to the Original Filing.
Except as described above, no other changes have been made to the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Amendment should be read in conjunction with any documents incorporated by reference therein and the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing.
FORM 10-K/A REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain information contained in this Annual Report on Form 10-K/A of Retrophin, Inc., a Delaware corporation (the “Company”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company and management and is subject to its interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

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

PART I
 In this Annual Report on Form 10-K/A, unless the context requires otherwise, the terms “we”, “our”, “us”, “Retrophin” and the “Company” refer to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries.
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
ITEM 6.    SELECTED FINANCIAL DATA
The following table presents selected historical financial data of the Company for the periods indicated. The selected historical financial information is derived from the audited Consolidated Financial Statements of the Company referred to under Item 8 of this Annual Report on Form 10-K/A, and previously published historical financial statements. The following selected financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Company’s Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and supplementary data of Retrophin, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K/A and are presented beginning on page F-1.
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

ITEM 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
Information required by this item is contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     The financial statements at page F-1 are incorporated by reference to a part of this Annual Report on Form 10-K/A.
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

10.20+
Amendment Two to the Third Amendment to Trademark License and Supply Agreement, dated November 3, 2017, by and between the Company and Mission Pharmacal Company. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report of Form 10-K, filed with the SEC on February 27, 2018)

10.21+
Third Amendment to Trademark License and Supply Agreement dated as of March 17, 2016, between Retrophin Inc. and Mission Pharmacal. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2016).

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

21.1	List of subsidiaries of the Company. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report of Form 10-K, filed with the SEC on February 27, 2018)
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (see signature page hereto).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Taxonomy Extension Presentation Linkbase Document.

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

Date: July 5, 2018	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
Name: Stephen Aselage
Title: Chief Executive Officer

	By:	/s/ Laura Clague
Name: Laura Clague
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Aselage	Chief Executive Officer and Director (Principal Executive Officer)	July 5, 2018
Stephen Aselage

/s/ Laura Clague	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 5, 2018
Laura Clague

/s/ Roy D. Baynes*	Director
Roy D. Baynes		July 5, 2018

/s/ Timothy Coughlin*	Director
Timothy Coughlin		July 5, 2018

/s/ John Kozarich*	Director
John Kozarich		July 5, 2018

/s/ Gary Lyons*	Director
Gary Lyons		July 5, 2018

/s/ Jeffrey A. Meckler*	Director
Jeffrey A. Meckler		July 5, 2018

/s/ John A. Orwin*	Director
John A. Orwin		July 5, 2018

/s/ Ron Squarer*	Director
Ron Squarer		July 5, 2018
* Pursuant to Power of Attorney

By:	/s/ Laura Clague
Laura Clague

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