Form 10-Q/A
period 2018-03-31
Retrophin, Inc.
filed 2018-07-06
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q/A
Amendment No.1
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

Explanatory Note
Retrophin, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2018, as filed with the Securities and Exchange Commission on May 1, 2018 (the “Original Filing”), solely to correct a clerical error in Exhibits 32.1 and 32.2 attached to the Original Filing.
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
RETROPHIN, INC.
Form 10-Q/A
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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 10-K"), and in this Amendment and information contained in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Amendment and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on February 27, 2018. Past operating results are not necessarily indicative of results that may occur in future periods.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item IA, “Risk Factors” in this Amendment and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Condensed Consolidated Financial Statements--Note 12 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Amendment.
Item 1A. Risk Factors
The following risk factors do not reflect any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Amendment and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
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

4.4	Form of Indenture for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
4.5	Form of Note for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)
10.2+
Amendment No. 5 to Sublicense Agreement dated as of March 20, 2018, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018).

10.3†
Employment Agreement, dated February 13, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and William Rote. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018).

10.4†
Employment Agreement, dated February 6, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and Elizabeth E. Reed (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018).

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