Form 10-Q
period 2018-06-30
Retrophin, Inc.
filed 2018-08-03
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of August 1, 2018 was 40,426,729.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended June 30, 2018

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$89,305	$99,394
Marketable securities	166,381	201,236
Accounts receivable, net	12,324	13,872
Inventory, net	5,388	5,351
Prepaid expenses and other current assets	2,906	3,112
Prepaid taxes	2,613	2,842
Total current assets	278,917	325,807
Property and equipment, net	3,455	3,230
Other assets	5,351	5,556
Investment-equity	15,000	—
Intangible assets, net	187,485	184,817
Goodwill	936	936
Total assets	$491,144	$520,346
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,847	$18,938
Accrued expenses	35,270	36,018
Guaranteed minimum royalty	2,000	2,000
Other current liabilities	3,479	3,902
Business combination-related contingent consideration	9,500	9,100
Convertible Debt	45,401	—
Derivative financial instruments, warrants	—	15,710
Total current liabilities	103,497	85,668
Convertible debt	—	45,077
Other non-current liabilities	4,880	2,472
Guaranteed minimum royalty, less current portion	12,778	13,095
Business combination-related contingent consideration, less current portion	82,000	80,900
Total liabilities	203,155	227,212
Stockholders' Equity:
Preferred stock $0.001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 40,370,521 and 39,373,745 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	497,183	471,800
Accumulated deficit	(208,046)	(177,655)
Accumulated other comprehensive loss	(1,152)	(1,015)
Total stockholders' equity	287,989	293,134
Total liabilities and stockholders' equity	$491,144	$520,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net product sales	$41,337	$38,800	$79,769	$72,420
Operating expenses:
Cost of goods sold	1,178	797	2,791	1,506
Research and development	34,460	19,482	59,096	40,342
Selling, general and administrative	25,100	28,835	51,568	51,950
Change in fair value of contingent consideration	2,159	3,284	5,786	6,628
Total operating expenses	62,897	52,398	119,241	100,426
Operating loss	(21,560)	(13,598)	(39,472)	(28,006)
Other income (expenses), net:
Other income (expense), net	(403)	382	(282)	508
Interest expense, net	(199)	(658)	(557)	(790)
Change in fair value of derivative instruments	—	(1,280)	—	(20)
Total other expense, net	(602)	(1,556)	(839)	(302)
Loss before provision for income taxes	(22,162)	(15,154)	(40,311)	(28,308)
Income tax benefit (expense)	(167)	1,925	(396)	3,989
Net loss	$(22,329)	$(13,229)	$(40,707)	$(24,319)
Net loss per common share:
Basic and Diluted	$(0.56)	$(0.34)	$(1.03)	$(0.63)
Weighted average common shares outstanding:
Basic and Diluted	40,061,045	39,041,145	39,641,334	38,545,982
Comprehensive loss:
Net loss	$(22,329)	$(13,229)	$(40,707)	$(24,319)
Foreign currency translation	2	(183)	24	(259)
Unrealized gain (loss) on marketable securities	375	27	(161)	173
Comprehensive loss	$(21,952)	$(13,385)	$(40,844)	$(24,405)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(40,707)	$(24,319)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,991	8,721
Deferred income tax benefit	—	(5,420)
Interest income from notes receivable	—	(651)
Non-cash interest expense	767	1,325
Amortization of premiums on marketable securities	647	602
Loss on disposal of fixed assets	—	305
Provision for Inventory	378	83
Share based compensation	10,160	14,332
Change in fair value of contingent consideration	5,786	6,628
Payments related to change in fair value of contingent consideration	(5,563)	(553)
Provision for doubtful accounts	(13)	410
Unrealized foreign currency transaction gain	214	(559)
Other	537	197
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	1,431	4,685
Inventory	(433)	(212)
Other current and non-current operating assets	637	(12)
Accounts payable and accrued expenses	(2,811)	(3,458)
Other current and non-current operating liabilities	2,485	(45)
Net cash provided by (used in) operating activities	(17,494)	2,059
Cash Flows From Investing Activities:
Purchase of fixed assets	(601)	(1,056)
Cash paid for intangible assets	(11,389)	(6,278)
Proceeds from the sale/maturity of marketable securities	63,565	43,940
Purchase of marketable securities	(29,519)	(36,213)
Proceeds from maturity of note receivable	—	47,500
Cash paid for investments - equity	(15,000)	—
Net cash provided by investing activities	7,056	47,893
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(7,947)	(3,254)
Payment of guaranteed minimum royalty	(1,000)	(1,000)
Payment of other liability	(500)	(500)
Proceeds from exercise of warrants	2,140	—
Proceeds from exercise of stock options	6,890	3,003
Other financing activities	800	—
Net cash provided by (used in) financing activities	383	(1,751)
Effect of exchange rate changes on cash	(34)	63
Net change in cash	(10,089)	48,264
Cash, beginning of year	99,394	41,002
Cash, end of period	$89,305	$89,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATMENTS
NOTE 1.  DESCRIPTION OF BUSINESS
Organization and Description of Business
Retrophin, Inc. (“we”, “our”, “us”, “Retrophin” and the “Company”) refers to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. Retrophin is a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with rare diseases and that we believe offer attractive growth characteristics.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of June 30, 2018, the Company held $166.4 million in available for sale debt securities. If adopted as of June 30, 2018, this ASU update would not have a material impact on the company's financial statements.
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
The following table summarizes net product revenues for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30:		For the six months ended June 30:
	2018	2017	2018	2017
Bile acid products	$18,594	$18,087	$37,102	$33,823
Thiola	22,743	20,713	42,667	38,597
Total net product revenue	$41,337	$38,800	$79,769	$72,420

NOTE 4. MARKETABLE SECURITIES
The Company's marketable securities as of June 30, 2018 and December 31, 2017 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. During the six months ended June 30, 2018, investment activity for the Company included $63.6 million in maturities and $29.7 million in purchases, all relating to debt based marketable securities.
Marketable securities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Marketable Securities:
Commercial paper	$10,406	$6,897
Corporate debt securities	139,079	164,297
Securities of government sponsored entities	16,896	30,042
Total marketable securities:	$166,381	$201,236
The following is a summary of short-term marketable securities classified as available-for-sale as of June 30, 2018 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities:
Commercial paper	Less than 1	$10,430	$(24)	$10,406
Corporate debt securities	Less than 1	87,735	(411)	87,324
Securities of government-sponsored entities	Less than 1	16,912	(16)	16,896
Total maturity less than 1 year		115,077	(451)	114,626
Corporate debt securities	1 to 2	52,194	(439)	51,755
Total maturity 1 to 2 years		52,194	(439)	51,755
Total available-for-sale securities		$167,271	$(890)	$166,381
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2017 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities:
Commercial paper	Less than 1	$6,911	$(14)	$6,897
Corporate debt securities	Less than 1	86,531	(198)	86,333
Securities of government-sponsored entities	Less than 1	30,132	(90)	30,042
Total maturity less than 1 year		123,574	(302)	123,272
Corporate debt securities	1 to 2	78,388	(424)	77,964
Total maturity 1 to 2 years		78,388	(424)	77,964
Total available-for-sale securities		$201,962	$(726)	$201,236
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of June 30, 2018 and December 31, 2017, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.

NOTE 5. FUTURE ACQUISITION RIGHT AND JOINT DEVELOPMENT AGREEMENT
Censa Pharmaceuticals Inc.
In December 2017, the Company entered into a Future Acquisition Right and Joint Development Agreement (the “Option Agreement”) with Censa, which became effective in January 2018. The Company has agreed to fund certain development activities of Censa’s CNSA-001 program, in an aggregate amount expected to be approximately $17 million through proof of concept, and has the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger. In exchange for the Option, the Company paid $10 million, and an additional $5 million upon Censa’s completion of a specified development milestone set forth in the Option Agreement.
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
Through June 30, 2018, the Company has paid Censa $10.0 million as an upfront payment, $9.6 million in development funding, and $5.0 million related to a development milestone. The Company capitalized the upfront and milestone payments, and expensed the development funding paid. The Company is treating the upfront payment and milestone payment, both of which are compensation for the Option, as a cost-method investment with a total carrying value of $15.0 million as of June 30, 2018. The Company's maximum exposure to loss related to this VIE is limited to the carrying value of its investment.
NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENTS
Since 2013, the Company has issued five tranches of common stock purchase warrants to secure financing, remediate covenant violations and provide consideration for amendments with respect to a credit facility extinguished in 2015.
Historically, the Company accounted for these instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if the Company issues equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant ("down round provision"). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expenses), net, in the Company’s accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The Company recorded a loss on the change in the estimated fair value of warrants of $1.3 million and less than $0.1 million for the three and six months ended June 30, 2017, respectively.
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
In estimating the fair value of the Company’s derivative liabilities as of December 31, 2017, the Company used the Black Scholes Model. Based on the fair value hierarchy, the Company classified the derivative liability within Level 3. The Company adopted ASU 2017-11 as of January 1, 2018 and is no longer required to treat outstanding warrants as derivative liabilities measured at fair value. See Note 6 for further discussion.
In estimating the fair value of the Company’s contingent consideration, the Company used the probability-based expected method for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short term nature. As of June 30, 2018, the estimated fair value of convertible debt was $74.0 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and the term of the debt.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2018 (in thousands):

	As of June 30, 2018
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$89,305	$89,305	$—	$—
Marketable securities, available-for-sale	166,381	—	166,381	—
Total	$255,686	$89,305	$166,381	$—
Liabilities:
Business combination-related contingent consideration	$91,500	$—	$—	$91,500
Total	$91,500	$—	$—	$91,500
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

The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the six months ended June 30, 2018 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2018	$90,000
Increase from revaluation of contingent consideration	5,786
Contractual payments included in accrued liabilities at June 30, 2018	(2,149)
Contractual payments	(2,137)
Balance at June 30, 2018	$91,500
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
During the three and six months ended June 30, 2018, the Company incurred charges of $2.2 million and $5.8 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the revaluation of the contingent consideration liabilities. For the six months ended June 30, 2018, $1.9 million, $1.4 million, and $$2.5 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to changes in the estimated timing of payments. During the three and six months ended June 30, 2017, the Company incurred charges of $3.3 million and $6.6 million, respectively, in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the revaluation of the contingent consideration liabilities. For the six months ended June 30, 2017, $2.8 million, $2.2 million, and $1.6 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to changes in the estimated timing of payments.
NOTE 8. INTANGIBLE ASSETS
As of June 30, 2018, the net book value of amortizable intangible assets was approximately $187.5 million.
The following table sets forth amortizable intangible assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Finite-lived intangible assets	$247,157	$235,863
Less: accumulated amortization	(59,672)	(51,046)
Net carrying value	$187,485	$184,817
The following table summarizes amortization expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$289	$81	$392	$162
Selling, general and administrative	4,206	4,238	8,302	8,328
Total amortization expense	$4,495	$4,319	$8,694	$8,490
In March 2018, the Company made a development payment to Ligand Pharmaceuticals for $4.6 million relating to sparsentan which was recorded as an increase to the Ligand license intangible asset.
NOTE 9.  CONVERTIBLE NOTES PAYABLE
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the “Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with their terms, and there are no contractual payments due prior to that date. At June 30, 2018 and December 31, 2017, the aggregate carrying value of the Notes was $45.4 million and $45.1 million, respectively.

NOTE 10. ACCRUED EXPENSES
Accrued expenses at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Government rebates payable	$6,795	$5,883
Compensation related costs	6,895	7,749
Accrued royalties and contingent consideration	6,403	6,429
Research and development	10,742	6,989
Selling, general and administrative	2,964	3,896
Restructuring expenses	—	3,549
Miscellaneous accrued	1,471	1,523
Total accrued expenses	$35,270	$36,018
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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended June 30,
	2018			2017
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic and diluted loss per share	40,061,045	$(22,329)	$(0.56)	39,041,145	$(13,229)	$(0.34)

	Six Months Ended June 30,
	2018			2017
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic and diluted loss per share	39,641,334	$(40,707)	$(1.03)	38,545,982	$(24,319)	$(0.63)
The following common stock equivalents have been excluded because they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock units	350	200	250	200
Convertible debt	2,600	2,600	2,600	2,600
Options	7,200	7,000	7,100	6,700
Warrants	450	1,800	550	1,800
Total anti-dilutive shares	10,600	11,600	10,500	11,300
NOTE 12.  COMMITMENTS AND CONTINGENCIES
Leases and Sublease Agreements

Facilities	Annual Base Rent	Lease Expiration	Comments
Occupied Locations
Corporate Headquarters San Diego, CA	$2.1 million	July 2024
Vacated Locations
New York, NY	$0.5 million	November 2018	Sublet through expiration

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
Legal Proceedings
In August 2017, Martin Shkreli, the Company’s former Chief Executive Officer, was convicted on securities fraud charges following investigations by the U.S. Attorney for the Eastern District of New York and the U.S Securities and Exchange Commission. The Company was not a target of these investigations and cooperated with them fully. In connection with these proceedings, Mr. Shkreli sought advancement of his legal fees from the Company. The Company disputed its obligation to pay these amounts in full, and in November 2016, the Company and Mr. Shkreli entered into a binding settlement arrangement under which the Company advanced $2.8 million in legal fees to Mr. Shkreli’s counsel. The Company also advanced an additional $2 million in legal fees once the matter proceeded to trial. In December 2017, the Company agreed to advance Mr. Shkreli $625,000 in full satisfaction of its obligation to advance fees to Mr. Shkreli in connection with his appeal of his conviction. The Company has been reimbursed by its directors’ and officers’ insurance carriers for $3.3 million of the legal fees the Company advanced in connection with the pre-trial and trial proceedings. In addition, the Company has entered into an agreement with its insurer to receive reimbursement for $562,500 of the $625,000 it paid in connection with Mr. Shkreli’s appeal. Pending the outcome of Mr. Shkreli's appeal, the insurance carriers have reserved their rights to assert that certain of the advanced funds pertain to claims excluded from coverage under the relevant insurance policy and are therefore recoverable by the carriers. As a result, the final amount of the reimbursement from the insurance carriers is not currently estimable. In addition, a portion of the legal fees the Company has advanced to Mr. Shkreli will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
In August 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Mr. Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors. Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The federal Court granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims would be litigated in the arbitration, as the Company is seeking. In April 2016, the arbitration panel granted the parties’ request for a stay of the proceedings pending settlement discussions. Earlier this year, the parties asked the panel to lift the stay, and the parties are currently awaiting the panel’s determination on the arbitrability of the Company’s counterclaims. (During this period, Mr. Shkreli applied to the federal court to enjoin the arbitration panel from hearing the Company’s counterclaims. The federal court denied Mr. Shkreli’s application, and Mr. Shkreli has filed a notice of appeal indicating his intent to appeal the court’s decision).
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
For the three and six months ended June 30, 2018, the Company recorded $0 in expenses under the settlement agreement on the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2017, the Company recorded $2.0 million in expenses under the settlement agreement on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the six months ended June 30, 2018 and 2017, the Company paid $0 and $3.0 million under the settlement agreement.
None of the reimbursements from the Company's directors’ and officers’ insurance carriers were received during the six months ended June 30, 2018 and 2017. Of the total $3.3 million reimbursed by the insurance carriers, $2.6 million is recorded as a liability on the Consolidated Balance Sheet pending the outcome of Mr. Shkreli's appeal.
From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 13.  SHARE BASED COMPENSATION
Restricted Shares
Service and Performance Based Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2017	345,332	$20.51
Granted	412,811	25.17
Vested	(40,918)	19.77
Forfeited/canceled	(25,416)	24.05
Unvested June 30, 2018	691,809	$23.20
At June 30, 2018, unamortized stock compensation for restricted stock units was $10.9 million, with a weighted-average recognition period of 2.4 years.
Performance Based Restricted Stock Units
The Company granted 56,500 performance based restricted stock units during the three and six months ended June 30, 2018.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	7,153,668	$17.16	6.95	$39,010
Granted	1,126,800	25.30
Exercised	(488,640)	14.10
Forfeited/canceled	(357,440)	23.80
Outstanding at June 30, 2018	7,434,388	$18.28	7.19	$70,499
At June 30, 2018, unamortized stock compensation for stock options was $34.4 million, with a weighted-average recognition period of 2.9 years.
At June 30, 2018, outstanding options to purchase 4.6 million shares of common stock were exercisable with a weighted-average exercise price per share of $16.40.
Share Based Compensation
The following table sets forth total non-cash stock-based compensation for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,582	$2,459	$2,989	$5,115
Selling, general & administrative	3,844	4,780	7,046	9,217
Total	$5,426	$7,239	$10,035	$14,332
Exercise of Warrants
The Company issued 255,445 and 424,057 shares of common stock upon the exercise of outstanding warrants during the three and six months ended June 30, 2018, respectively, for cash received by the Company in the amount of $1.5 million and $2.1 million, respectively. See Note 6 for changes in warrant accounting.
At June 30, 2018 and December 31, 2017, warrants to purchase 735,365 and 1,159,424 shares of common stock, respectively, were outstanding.

NOTE 14.  INCOME TAXES
The following table summarizes our effective tax rate and income tax benefit (expense) for the three and six months ended June 30, 2018 and 2017 (dollars in millions):

	Three Months Ended June 30,
	2018	2017
Effective tax rate	(0.8)%	12.7%
Income tax benefit (expense)	$(0.2)	$1.9

	Six Months Ended June 30,
	2018	2017
Effective tax rate	(1.0)%	14.1%
Income tax benefit (expense)	$(0.4)	$4.0
For the three and six months ended June 30, 2018, we recognized an income tax expense of $0.2 million and 0.4 million, respectively, representing an effective tax rate of (0.8)% and (1.0)%, respectively. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
For the three and six months ended June 30, 2018, when compared to the same periods in 2017, the change in the tax benefit and decrease in the effective income tax rate was primarily attributable to the increase of the U.S. federal valuation allowance in 2018.
The difference between the expected statutory federal tax benefit of 21% and the effective tax expense for three and six months ended June 30, 2018, was primarily attributable to the valuation allowance against our deferred tax assets.
At June 30, 2018, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three months ended June 30, 2018.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act reduces the US federal corporate tax rate from 35% to 21%, as well as making several other significant changes to the tax law, effective January 1, 2018. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), given the amount and complexity of the changes in tax law resulting from the Tax Cuts and Jobs Act, the Company has not finalized the accounting for the income tax effects of the Tax Cuts and Jobs Act. This includes the provisional amounts recorded related to the re-measurement of the deferred taxes and the change to our valuation allowance. The impact of the Tax Cuts and Jobs Act may differ from this estimate during the one-year measurement period due to, among other things, further refinement of the Company's calculation, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Cuts and Jobs Act.
At June 30, 2018, the Company is still analyzing certain aspects of the Tax Cuts and Jobs Act and refining its calculations, which could potentially affect the analysis of the Company’s deferred tax assets and liabilities and its valuation allowance.  Any subsequent adjustment is not expected to be material to the Company’s financial position or results of operations.

NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$3,711	$3,435
Finished goods	1,677	1,916
Total inventory	$5,388	$5,351
The inventory reserve was $1.4 million and $0.7 million at June 30, 2018 and December 31, 2017, respectively.
NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $12.3 million and $13.9 million at June 30, 2018 and December 31, 2017, respectively. The total reserves for both periods were immaterial.

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
Our Product Candidates and Products on the Market

Program / Product
Indication
Preclinical
Phase 1
Phase 2
Phase 3
Marketed
Fosmetpantotenate (RE-024)
PKAN
Sparsentan (RE-021)
FSGS
IgAN
CNSA-001*
PKU
NGLY1 Collaboration & Discovery Efforts
NGLY1 Deficiency
Liquid Ursodeoxycholic Acid**
PBC
CHENODAL™
(Chenodiol Tablets 250 mg)
Cholbam®
(cholic acid) capsules
Thiola®
(tiopronin) tablets

* CNSA-001 is being developed in a strategic collaboration with Censa Pharmaceuticals.
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
In 2015 and 2016 we filed an IND, completed a Phase I clinical trial and obtained both orphan drug and fast track designations in the United States. Additionally, we received orphan drug designation in the European Union and reached an agreement with the U.S. Food and Drug administration ("FDA") under the Special Protocol Assessment process for a Phase 3 clinical trial for PKAN. In July 2017, the first patient was dosed in our Phase 3 FORT (FOsmetpantotenate Replacement Therapy) study and enrollment continues.
Sparsentan
Sparsentan is an investigational product candidate which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for:

•
Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are currently no FDA approved pharmacologic treatments for FSGS and off-label resources are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States with approximately half of them being candidates for sparsentan. In 2015 and 2016 we received orphan drug designation in the United States and European Union and received positive data from our Phase 2 DUET study of sparsentan for the treatment of FSGS. In April 2018, we announced the initiation of the Phase 3 DUPLEX Study of sparsentan in FSGS, and enrollment continues. This pivotal DUPLEX Study is designed to include an interim analysis of modified partial remission of proteinuria. We expect that successful achievement of this endpoint will serve as the basis for Subpart H accelerated approval of sparsentan in the United States and Conditional Marketing Authorization ("CMA") consideration in Europe. The confirmatory endpoint of the study will compare changes in slope of estimated glomerular filtration rate, or eGFR.

▪
Immunoglobulin A nephropathy ("IgAN"), which is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. Based on recent interactions we have had with the FDA and European Medicines Agency, we are planning to initiate a single Phase 3 clinical trial designed to serve as the basis for an NDA filing for sparsentan for the treatment of IgAN. We are currently working to harmonize the protocol design for this Phase 3 study by incorporating the feedback to guide our clinical activity. We expect to initiate this study during the fourth quarter of 2018.

CNSA-001
In December 2017, we entered into a Future Acquisition Right and Joint Development Agreement with Censa Pharmaceuticals, Inc. ("Censa"), which became effective on January 4, 2018 upon the satisfaction of certain conditions. Pursuant to the agreement, we agreed to fund certain development activities of Censa’s CNSA-001 program, in an aggregate amount expected to be approximately $17 million through proof of concept, and have the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger (the “Merger Agreement”). In exchange for the Option, we paid Censa $10 million, and an additional $5 million upon Censa’s completion of a specified development milestone set forth in the Option Agreement, all of which will be distributed to Censa’s equityholders.
Censa, a privately held biotechnology company focused on developing therapies for the orphan metabolic diseases, is developing CNSA-001 for the treatment of phenylketonuria ("PKU"). CNSA-001 is an orally bioavailable form of a natural precursor of tetrahydrobiopterin ("BH4") with the potential to provide improved phenylalanine ("Phe") reduction in patients with PKU when compared to BH4. Preclinical research has suggested CNSA-001 may provide improved bioavailability, plasma stability and tissue exposure, leading to higher intracellular BH4 levels and subsequent greater Phe reduction when compared to the current standard of care in PKU. In pre-clinical models, CNSA-001 has also shown an ability to cross the blood-brain barrier which, if supported by clinical data, may lead to broader utility in additional indications such as primary BH4 deficiency (PBD) and Segawa syndrome. CNSA-001 has completed both the single and multiple ascending dose studies and a Phase 2 proof of concept study in PKU is expected to commence in the third quarter of 2018.
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
Thiola® (tiopronin)
Thiola is approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The prevalence of cystinuria in the United States is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the United States that would be candidates for Thiola. We are currently developing a new, more patient-friendly, formulation of Thiola for which an NDA filing is expected in 2018.
Results of Operations
Results of operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Net product revenues by product:
Bile acid products	$18,594	$18,087	$507	$37,102	$33,823	$3,279
Thiola	22,743	20,713	2,030	42,667	38,597	4,070
Total net product revenues	$41,337	$38,800	$2,537	$79,769	$72,420	$7,349
The increase in sales for the three and six months ended June 30, 2018 over the prior year periods is due to increased patient counts for Chenodal, Cholbam and Thiola.

Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Cost of goods sold	$1,178	$797	$381	$2,791	$1,506	$1,285
Research and development	34,460	19,482	14,978	59,096	40,342	18,754
Selling, general and administrative	25,100	28,835	(3,735)	51,568	51,950	(382)
Change in fair value of contingent consideration	2,159	3,284	(1,125)	5,786	6,628	(842)
	$62,897	$52,398	$10,499	$119,241	$100,426	$18,815
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
For the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, the Company increased its research and development expenses by $15.0 million, and $18.8 million, respectively, which is due to increased clinical trial expenses related to our two on-going Phase 3 studies, fosmetpantotenate in PKAN and sparsentan in FSGS, start-up costs to support our planned Phase 3 study of sparsentan in IgAN, and funding for development of CNSA-001.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, the Company decreased its selling, general and administrative expenses by $3.7 million, which reflects lower legal fees, stock-based compensation costs and recruiting expenses.
For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, the Company's selling, general and administrative expenses were comparable.
Change in the valuation of contingent consideration
For the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, the change in fair value of contingent consideration is due to changes in the timing of payments and discount factors.
The following table summarizes the Company's change in valuation of contingent consideration (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Chenodal	$1,107	$1,368	$(261)	$1,908	$2,808	$(900)
Cholbam	(458)	1,116	(1,574)	1,378	2,220	(842)
L-UDCA	1,500	800	700	2,500	1,600	900
	$2,149	$3,284	$(1,135)	$5,786	$6,628	$(842)
Other Income/(Expenses):
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Other income (expense), net	$(403)	$382	$(785)	$(282)	$508	$(790)
Interest expense, net	(199)	(658)	459	(557)	(790)	233
Change in fair value of derivative instruments	—	(1,280)	1,280	—	(20)	20
	$(602)	$(1,556)	$954	$(839)	$(302)	$(537)
The changes in the Company's other income (expenses) for the three months ended June 30, 2018 and 2017 of $1.0 million is primarily due to changes in the accounting method for the fair value of derivative instruments related to warrants. See Note 6 of the Consolidated Financial Statements for further discussion.

Income Tax Benefit:
For the three and six months ended June 30, 2018, we recognized an income tax expense of $0.2 million and $0.4 million, respectively, representing an effective tax rate of (0.8)% and (1.0)%, respectively. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
For the three and six months ended June 30, 2018, when compared to the same periods in 2017, the change in the tax benefit and decrease in the effective income tax rate was primarily attributable to the increase of the U.S. federal valuation allowance in 2018.
The difference between the expected statutory federal tax benefit of 21% and the effective tax expense for three and six months ended June 30, 2018, was primarily attributable to the valuation allowance against our deferred tax assets.
At June 30, 2018, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three and six months ended June 30, 2018.
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
The Company had the following financial performance at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Cash & Cash Equivalents	$89,305	$99,394
Marketable securities	166,381	201,236
Accumulated Deficit	(208,046)	(177,655)
Stockholders' Equity	287,989	293,134

Net Working Capital*	$175,420	$240,139
Net Working Capital Ratio**	2.69	3.80
* Current assets less current liabilities.
**Current assets divided by current liabilities.
Convertible Notes Payable
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the "Notes") which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the Notes was $45.4 million and $45.1 million at June 30, 2018 and December 31, 2017, respectively.
Cash Flows from Operating Activities
Cash used in operating activities was $17.5 million for the six months ended June 30, 2018 compared to cash provided of $2.1 million for the six months ended June 30, 2017. After disregarding non-cash changes such as derivative liability fluctuations, share based compensation, contingent consideration charges and deferred tax asset reserves, the change of $19.6 million was primarily due to increased clinical trial activity.
Cash Flows from Investing Activities
Cash provided by investing activities for the six months ended June 30, 2018 was $7.1 million, compared to cash provided by $47.9 million for the six months ended June 30, 2017. The change was primarily due to maturity of a note receivable in 2017 and cash paid for the Censa purchase option in 2018, offset by changes in marketable securities maturities and related reinvestment.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2018 was $0.4 million compared to cash used of $1.8 million for the six months ended June 30, 2017. The change was due to higher proceeds from stock option and warrant exercises in 2018, partially offset by the payment of a sales milestone for a bile acid product.

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
Off Balance Sheet Arrangements
In December 2017, the Company entered into an option agreement with Censa, which became effective in January 2018. The Company determined that Censa is a variable interest entity ("VIE") and concluded that the Company is not the primary beneficiary of the VIE. As such, the Company did not consolidate Censa’s results into its consolidated financial statements. The Company will continue to monitor facts and circumstances for changes that could potentially result in the Company becoming the primary beneficiary. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash and marketable securities primarily in United States government backed securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short and long-term maturities, not exceeding two years. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would decrease our available for sale marketable securities by approximately $1.2 million if the Company were to sell the securities.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. There can be no assurance that the favorable responses we have seen with the physician-initiated treatment of fosmetpantotenate in PKAN patients outside the United States will translate to positive data in the Phase 3 clinical trial of fosmetpantotenate or that the positive results from the DUET study of sparsentan in FSGS will be repeated in the Phase 3 clinical trial. Similarly, there can be no assurance that our clinical experience with sparsentan in FSGS will translate to favorable data in IgAN. We cannot assure that any current or future clinical trials of fosmetpantotenate, sparsentan and/or CNSA-001 will ultimately be successful.
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
Furthermore, we have entered into a joint development agreement with Censa to evaluate CNSA-001 for the treatment of PKU. Under this agreement, we have agreed to fund certain development activities of Censa’s CNSA-001 program, in an aggregate amount expected to be approximately $17 million through proof of concept.  However, we have limited control over the development activities of Censa’s CNSA-001 program and face the risk that the development program for CNSA-001 will not be successful, that Censa does not conduct the development activities in a timely manner, or that the development program for CNSA-001 may cost more than expected to reach proof of concept.  If any of these issues arise, our investment in Censa’s CNSA-001 program may be adversely affected and our business may suffer.

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
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Fosmetpantotenate is covered by our U.S. Patent No. 8,673,883, which was granted in 2014 and expires in 2033. In addition, our U.S. Patent No. 9,181,286, which was granted on November 10, 2015 and expires in 2033, covers the use of fosmetpantotenate for the treatment of PKAN, and our U.S. Patent No. 9,629,862, which was granted on April 25, 2017 and also expires in 2033, covers pharmaceutical compositions that contain fosmetpantotenate. Sparsentan is covered by U.S. Patent No. 6,638,937, which expires in 2019 and to which we have an exclusive license. In addition, U.S. Patent No. 9,662,312, to which we also have an exclusive license and which was granted on May 30, 2017 and expires in 2030, covers the use of sparsentan for treating glomerulosclerosis, including FSGS. And U.S. Patent No.9,993,461, to which we also have an exclusive license and which was granted on June 12, 2018 and expires in 2030, covers the use of sparsentan for treating IgA nephropathy as well as glomerulosclerosis, including FSGS.
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
*Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share,  and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 ("BBA"), among other things, amends the PPACA, effective January 1,2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closes the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Moreover, in July 2018, CMS announced that it has suspended further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine risk adjustment. It is likely the PPACA, or a replacement of it under the current administration, will continue to put pressure on pharmaceutical pricing. We continue to evaluate the potential impact of the PPACA and its possible repeal or replacement on our business.

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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Although a number of these, and other potential proposals, will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA. International data protection laws also impose strict obligations on the ability to process health related and other personal information of citizens of member states, including in relation to collection, analysis and transfer. The EU General Data Protection Regulation was officially adopted in April 2016 and has been in effect since May 2018. The EU General Data Protection Regulation introduced new data protection requirements in the European Union, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.
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
As of June 30, 2018, we had approximately $46.0 million of total debt outstanding, classified as long term. The total debt outstanding relates to a Note Purchase Agreement dated May 29, 2014 for the private placement of $46.0 million aggregate senior secured notes (the “Notes”). As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the Notes if the Notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
10.1
Retrophin, Inc. 2018 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement and Exercise Notice, Form of Restricted Stock Unit Award Agreement for use thereunder. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2018)

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

Date: August 3, 2018	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer