Form 10-Q
period 2018-09-30
Retrophin, Inc.
filed 2018-11-01
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of November 1, 2018 was 41,247,609.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended September 30, 2018

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$154,820	$99,394
Marketable securities	323,993	201,236
Accounts receivable, net	13,450	13,872
Inventory, net	5,129	5,351
Prepaid expenses and other current assets	3,456	3,112
Prepaid taxes	2,141	2,842
Total current assets	502,989	325,807
Property and equipment, net	3,323	3,230
Other assets	7,393	5,556
Investment-equity	15,000	—
Intangible assets, net	186,545	184,817
Goodwill	936	936
Total assets	$716,186	$520,346
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,314	$18,938
Accrued expenses	43,348	36,018
Guaranteed minimum royalty	2,000	2,000
Other current liabilities	3,833	3,902
Business combination-related contingent consideration	19,000	9,100
Convertible debt	22,377	—
Derivative financial instruments, warrants	—	15,710
Total current liabilities	99,872	85,668
Convertible debt	192,753	45,077
Other non-current liabilities	4,885	2,472
Guaranteed minimum royalty, less current portion	12,611	13,095
Business combination-related contingent consideration, less current portion	87,000	80,900
Total liabilities	397,121	227,212
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 41,167,942 and 39,373,745 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	582,706	471,800
Accumulated deficit	(262,562)	(177,655)
Accumulated other comprehensive loss	(1,083)	(1,015)
Total stockholders' equity	319,065	293,134
Total liabilities and stockholders' equity	$716,186	$520,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net product sales	$40,706	$40,340	$120,475	$112,760
Operating expenses:
Cost of goods sold	1,133	925	3,924	2,431
Research and development	32,448	19,610	91,762	58,592
Selling, general and administrative	26,107	24,852	77,699	74,683
Legal fee settlement	—	—	—	2,000
Change in fair value of contingent consideration	16,601	4,429	22,387	11,057
Restructuring	—	1,132	(242)	2,611
Total operating expenses	76,289	50,948	195,530	151,374
Operating loss	(35,583)	(10,608)	(75,055)	(38,614)
Other income (expenses), net:
Other income (expense), net	(90)	557	(372)	1,065
Interest income	1,147	595	2,905	2,460
Interest expense	(2,533)	(660)	(4,848)	(3,315)
Loss on early extinguishment of debt	(17,042)	—	(17,042)	—
Change in fair value of derivative instruments	—	(8,901)	—	(8,921)
Total other expense, net	(18,518)	(8,409)	(19,357)	(8,711)
Loss before income taxes	(54,101)	(19,017)	(94,412)	(47,325)
Income tax benefit (expense)	(415)	1,223	(811)	5,212
Net loss	$(54,516)	$(17,794)	$(95,223)	$(42,113)
Net loss per common share:
Basic and Diluted	$(1.34)	$(0.46)	$(2.37)	$(1.10)
Weighted average common shares outstanding:
Basic and Diluted	40,717,440	38,654,086	40,149,184	38,301,893
Comprehensive loss:
Net loss	$(54,516)	$(17,794)	$(95,223)	$(42,113)
Foreign currency translation	5	(102)	29	(361)
Unrealized gain (loss) on marketable securities	64	83	(97)	256
Comprehensive loss	$(54,447)	$(17,813)	$(95,291)	$(42,218)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(95,223)	$(42,113)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,789	13,336
Deferred income tax benefit	—	(7,811)
Interest income from notes receivable	—	(651)
Non-cash interest expense	1,115	1,353
Amortization of premiums on marketable securities	749	972
Amortization of debt discount and issuance costs	980	460
Provision for Inventory	1,625	252
Share based compensation	15,114	21,292
Change in fair value of liability classified warrants	—	8,921
Change in fair value of contingent consideration	22,387	11,057
Payments related to change in fair value of contingent consideration	(6,852)	(885)
Loss on the extinguishment of debt	17,042	—
Unrealized foreign currency transaction gain (loss)	270	(1,074)
Other	(15)	164
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	1,346	4,064
Inventory	(1,428)	(319)
Other current and non-current operating assets	(2,183)	(3,747)
Accounts payable and accrued expenses	6,797	425
Other current and non-current operating liabilities	3,094	2,561
Net cash provided by (used in) operating activities	(21,393)	8,257
Cash Flows From Investing Activities:
Purchase of fixed assets	(727)	(1,437)
Cash paid for intangible assets	(15,108)	(9,632)
Proceeds from the sale/maturity of marketable securities	96,166	76,826
Purchase of marketable securities	(219,820)	(67,552)
Proceeds from maturity of note receivable	—	47,500
Cash paid for investments - equity	(15,000)	—
Net cash provided by (used in) provided by investing activities	(154,489)	45,705
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(8,842)	(5,006)
Payment of guaranteed minimum royalty	(1,500)	(1,500)
Payment of other liability	(750)	(750)
Proceeds from exercise of warrants	4,274	3,645
Proceeds from exercise of stock options	10,379	7,695
Proceeds from 2025 convertible senior notes	276,000	—
Repayment of 2019 convertible senior notes	(40,203)	—
Payment of debt issuance and financing costs	(8,820)	—
Other financing activities	800	—
Net cash provided by financing activities	231,338	4,084
Effect of exchange rate changes on cash	(30)	(57)
Net change in cash and cash equivalents	55,426	57,989
Cash and cash equivalents, beginning of year	99,394	41,002
Cash and cash equivalents, end of period	$154,820	$98,991
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
Revenue Recognition
Effective January 1, 2018, the Company adopted Accounting Standards Codification (" ASC"), Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer. See Note 3 for further discussion.
Research and Development Expenses
Research and development expenses are comprised of salaries and bonuses, benefits, non-cash share-based compensation, license fees, costs paid to third-party contractors to perform research, conduct clinical trials and pre/non-clinical trials, develop drug materials, and associated overhead expenses and facilities. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
Clinical Trial Expenses
We record expenses in connection with our clinical trials under contracts with contract research organizations (CROs) that support conducting and managing clinical trials. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up, initiation activities, enrollment, treatment of patients, or the completion of other clinical trial activities.
Expenses related to clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts we are obligated to pay under our clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we adjust our accruals accordingly on a prospective basis. Revisions to our contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.
We currently have three Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on the all the factors set forth above and may fluctuate significantly from quarter to quarter.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach or a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption are both options for transition. The Company is in the process of identifying and quantifying all leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of September 30, 2018, the Company held $324.0 million in available for sale debt securities. If adopted as of September 30, 2018, this ASU update would not have a material impact on the Company's financial statements.
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
The following table summarizes net product revenues for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Bile acid products	$18,052	$18,839	$55,153	$52,662
Thiola	22,654	21,501	65,322	60,098
Total net product revenue	$40,706	$40,340	$120,475	$112,760
NOTE 4. MARKETABLE SECURITIES
The Company's marketable securities as of September 30, 2018 and December 31, 2017 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. During the nine months ended September 30, 2018, investment activity for the Company included $96.2 million in maturities and $219.8 million in purchases, all relating to debt based marketable securities.
Marketable securities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Marketable Securities:
Commercial paper	$54,611	$6,897
Corporate debt securities	266,132	164,297
Securities of government sponsored entities	3,250	30,042
Total marketable securities:	$323,993	$201,236
The following is a summary of short-term marketable securities classified as available-for-sale as of September 30, 2018 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities:
Commercial paper	Less than 1	$54,649	$—	$(38)	$54,611
Corporate debt securities	Less than 1	138,724	—	(521)	138,203
Securities of government-sponsored entities	Less than 1	3,250	—	—	3,250
Total maturity less than 1 year		196,623	—	(559)	196,064
Corporate debt securities	1 to 2	128,174	4	(249)	127,929
Total maturity 1 to 2 years		128,174	4	(249)	127,929
Total available-for-sale securities		$324,797	$4	$(808)	$323,993

The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2017 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities:
Commercial paper	Less than 1	$6,911	$(14)	$6,897
Corporate debt securities	Less than 1	86,531	(198)	86,333
Securities of government-sponsored entities	Less than 1	30,132	(90)	30,042
Total maturity less than 1 year		123,574	(302)	123,272
Corporate debt securities	1 to 2	78,388	(424)	77,964
Total maturity 1 to 2 years		78,388	(424)	77,964
Total available-for-sale securities		$201,962	$(726)	$201,236
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer. All available for sale securities are held in current assets regardless of contractual maturities exceeding one year, as the Company could sell them within the next twelve months.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of September 30, 2018 and December 31, 2017, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.
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
Through September 30, 2018, the Company has paid Censa $10.0 million as an upfront payment, $15.0 million in development funding, and $5.0 million related to a development milestone. The Company capitalized the upfront and milestone payments, and expensed the development funding paid. The Company is treating the upfront payment and milestone payment, both of which are compensation for the Option, as a cost-method investment with a total carrying value of $15.0 million as of September 30, 2018.
NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENTS
Since 2013, the Company has issued five tranches of common stock purchase warrants to secure financing, remediate covenant violations and provide consideration for amendments with respect to a credit facility extinguished in 2015.
Historically, the Company accounted for these instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if the Company issues equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant ("down round provision"). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expenses), net, in the Company’s accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The Company recorded a loss on the change in the estimated fair value of warrants of $8.9 million for each of the three and nine months ended September 30, 2017.
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
In estimating the fair value of the Company’s contingent consideration, the Company used the Monte Carlo Simulation model as of September 30, 2018 and a probability-based expected method for royalty payments based on projected revenues as of December 31, 2017. Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short term nature. As of September 30, 2018, the estimated fair value of the Company's 4.5% Senior Convertible Notes due 2019 was $38.8 million and the estimated fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $283.4 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and the term of the debt.

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2018 (in thousands):

	As of September 30, 2018
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities, available-for-sale	323,993	—	323,993	—
Total	$323,993	$—	$323,993	$—
Liabilities:
Business combination-related contingent consideration	$106,000	$—	$—	$106,000
Total	$106,000	$—	$—	$106,000
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2017 (in thousands):

	As of December 31, 2017
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities, available-for-sale	201,236	—	201,236	—
Total	$201,236	$—	$201,236	$—
Liabilities:
Derivative liability related to warrants	$15,710	$—	$—	$15,710
Business combination-related contingent consideration	90,000	—	—	90,000
Total	$105,710	$—	$—	$105,710
The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the nine months ended September 30, 2018 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2018	$90,000
Increase from revaluation of contingent consideration	22,387
Contractual payments included in accrued liabilities at September 30, 2018	(2,092)
Contractual payments	(4,295)
Balance at September 30, 2018	$106,000
The key assumptions included in the calculations for contingent consideration were the future number of patients in treatment, projected revenues, discount rate, and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments.
During the three and nine months ended September 30, 2018, the Company incurred charges of $16.6 million and $22.4 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the revaluation of the contingent consideration liabilities. For the nine months ended September 30, 2018, $10.0 million, $10.4 million, and $2.0 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to changes in the discount factors, estimated timing of payments, and changes in projections. During the three and nine months ended September 30, 2017, the Company incurred charges of $4.4 million and $11.1 million, respectively, in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. For the nine months ended September 30, 2017, $5.0 million, $3.8 million, and $2.3 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to changes in the discount factor, estimated timing of payments and expected payments.

NOTE 8. INTANGIBLE ASSETS
As of September 30, 2018, the net book value of amortizable intangible assets was approximately $186.5 million.
The following table sets forth amortizable intangible assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Finite-lived intangible assets	$250,824	$235,863
Less: accumulated amortization	(64,279)	(51,046)
Net carrying value	$186,545	$184,817
The following table summarizes amortization expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$292	$82	$684	$244
Selling, general and administrative	4,333	4,424	12,635	12,752
Total amortization expense	$4,625	$4,506	$13,319	$12,996
NOTE 9.  CONVERTIBLE NOTES PAYABLE
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed its registered underwritten public offering of $276 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.
The composition of the Company’s 2025 Notes are as follows (in thousands):

	September 30, 2018	December 31, 2017
2.50% convertible senior notes due 2025	$276,000	$—
Unamortized debt discount	(76,951)	—
Unamortized debt issuance costs	(6,296)	—
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$192,753	$—
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses payable by the Company. A portion of the net proceeds from the 2025 Notes were used by the Company to repurchase $23.4 million aggregate principal amount of its then-outstanding 4.5% senior convertible notes due in 2019 in privately-negotiated transactions.
Holders may convert their 2025 Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock for each of at least 20 trading days, whether or not consecutive, during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on the applicable trading day; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (“measurement period”) if the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls the 2025 Notes for redemption; and (5) at any time from, and including, May 15, 2025 until the close of business on the scheduled trading day immediately before the Maturity Date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on the applicable conversion rate.
The initial conversion rate for the 2025 Notes is 25.7739 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which represents an initial conversion price of approximately $38.80 per share. If a “make-whole fundamental change” (as defined in the 2025 Indenture) occurs, then the company will, in certain circumstances, increase the conversion rate for a specified period of time.
The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after September 15, 2022 and, in the case of any partial redemption, on or before the 40th scheduled trading day before the Maturity Date, at a cash redemption price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. If a fundamental change (as defined in the 2025 Indenture) occurs, then, subject to certain exceptions, holders may require the Company to repurchase their 2025 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
As of September 30, 2018, the 2025 Notes had a market price of $1,027 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $276.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2025 Notes for redemption will constitute a “make whole fundamental change ”.
The 2025 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to the Company’s unsecured indebtedness.
The 2025 Notes are currently classified on the Company’s consolidated balance sheet at September 30, 2018 as long-term debt.
Under ASC 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument is valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component was $198.6 million. The equity component of $77.4 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2025 Notes and is recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2025 Notes, which is amortized over the seven year term of the 2025 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company allocated the total transaction costs of approximately $8.8 million related to the issuance of the 2025 Notes to the liability and equity components of the 2025 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2025 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through September 30, 2018 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three and Nine months ended September 30,
	2018	2017
Contractual interest expense	383	—
Amortization of debt issuance costs	468	—
Amortization of debt discount	50	—
Total interest expense for the 2025 Notes	$901	$—
The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. The 2025 Indenture contains customary events of default with respect to the 2025 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the 2025 Notes will automatically become due and payable.
Senior Convertible Notes Due 2019
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal senior convertible notes due in 2019 (the “2019 Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The 2019 Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with their terms, and there are no contractual payments due prior to that date.
In September 2018, the Company used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $23.4 million aggregate principal value of the 2019 Notes in privately-negotiated transactions for approximately $40.2 million in cash. The partial repurchase of the 2019 Notes resulted in a $17.0 million loss on early extinguishment of debt. At September 30, 2018, approximately $22.6 million of principal remained outstanding on the 2019 Notes.

The composition of the Company’s 2019 Notes are as follows (in thousands):

	September 30, 2018	December 31, 2017
4.50% senior convertible notes due 2019	$22,590	$46,000
Unamortized debt discount	(200)	(867)
Unamortized debt issuance costs	(13)	(56)
Total 2019 Notes, net of unamortized debt discount and debt issuance costs	$22,377	$45,077
NOTE 10. ACCRUED EXPENSES
Accrued expenses at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Government rebates payable	$10,377	$5,883
Compensation related costs	9,292	7,749
Accrued royalties and contingent consideration	6,332	6,429
Research and development	11,969	6,989
Selling, general and administrative	2,913	3,896
Restructuring expenses	—	3,549
Miscellaneous accrued	2,465	1,523
Total accrued expenses	$43,348	$36,018
NOTE 11.  LOSS PER COMMON SHARE
Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, warrants, and shares issuable upon conversion of the 2019 and 2025 Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended September 30,
	2018			2017
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic and diluted loss per share	40,717,440	$(54,516)	$(1.34)	38,654,086	$(17,794)	$(0.46)

	Nine Months Ended September 30,
	2018			2017
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic and diluted loss per share	40,149,184	$(95,223)	$(2.37)	38,301,893	$(42,113)	$(1.10)
The following common stock equivalents have been excluded because they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock units	477	145	335	175
Convertible debt	8,411	2,642	8,411	2,642
Options	7,390	7,515	7,202	6,960
Warrants	40	1,159	377	1,159
Total anti-dilutive shares	16,318	11,461	16,325	10,936
NOTE 12.  COMMITMENTS AND CONTINGENCIES
Leases and Sublease Agreements

Facilities	Annual Base Rent	Lease Expiration	Comments
Occupied Locations
Corporate Headquarters San Diego, CA	$2.1 million	July 2024
Vacated Locations
New York, NY	$0.5 million	November 2018	Sublet through expiration
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
Legal Proceedings
In August 2017, Martin Shkreli, the Company’s former Chief Executive Officer, was convicted on securities fraud charges following investigations by the U.S. Attorney for the Eastern District of New York and the U.S Securities and Exchange Commission. The Company was not a target of these investigations and cooperated with them fully. Mr. Shkreli has appealed his conviction to the United States Court of Appeals for the Second Circuit, and the appeal will likely not be decided until 2019. In connection with the trial and pending appeal proceedings, Mr. Shkreli sought advancement of his legal fees from the Company, and the Company has advanced a total of $5.4 million in legal fees, of which $3.8 million has been reimbursed by its directors’ and officers’ insurance carriers. Pending the outcome of Mr. Shkreli's appeal, the insurance carriers have reserved their rights to assert that certain of the advanced funds pertain to claims excluded from coverage under the relevant insurance policy and are therefore recoverable by the carriers. As a result, the final amount of the reimbursement from the insurance carriers is not currently estimable. In addition, a portion of these and the other legal fees the Company has advanced to Mr. Shkreli will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
In August 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Mr. Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors. Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. The federal Court granted a stay of the federal lawsuit pending a determination by the arbitration panel whether the Company’s counterclaims would be litigated in the arbitration, as the Company is seeking. In April 2016, the arbitration panel granted the parties’ request for a stay of the proceedings pending settlement discussions. Earlier this year, the parties asked the panel to lift the stay. On June 29, 2018, Mr. Shkreli applied to the federal court to enjoin the arbitration panel from hearing the Company’s counterclaims. On July 2, 2018, the federal court denied Mr. Shkreli’s application. Mr. Shkreli at first filed a notice of appeal indicating his intent to appeal the federal court’s decision, but then agreed to voluntarily dismiss the appeal. On September 13, 2018, the Clerk of the United States Court of Appeals for the Second Circuit ordered the appeal dismissed. On October 2, 2018, the arbitration panel determined that Retrophin's counterclaims were arbitrable. On October 5, 2018, Retrophin voluntarily dismissed the federal action without prejudice. Mr. Shkreli's claims and the Company's counterclaims in the arbitration are scheduled to be heard by the arbitration panel in June 2019. In connection with these proceedings, Mr. Shkreli sought advancement of his legal fees from the Company relating to his defense of the Company’s claims against him. The Company has advanced, and expects to continue to advance, certain of these legal fees to Mr. Shkreli.
For the three and nine months ended September 30, 2018, the Company recorded and paid zero in expenses under the settlement agreement. For the three and nine months ended September 30, 2017, the Company recorded zero and $2.0 million in expenses, respectively, and paid zero and $3.0 million, respectively, under the settlement agreement.
During the nine months ended September 30, 2018 and 2017, $0.6 million and $2.6 million of reimbursements from the Company's directors’ and officers’ insurance carriers were received. Of the total $3.8 million reimbursed by the insurance carriers, $3.2 million is recorded as a liability on the Consolidated Balance Sheet pending the outcome of Mr. Shkreli's appeal.
From time to time the Company is involved in legal proceedings arising in the ordinary course of business.  On October 23, 2018, Spring Pharmaceuticals, LLC (Spring) filed a lawsuit against the Company, Martin Shkreli, Mission Pharmacal Company and Alamo Pharma Services, Inc. in the United States District Court for the Eastern District of Pennsylvania alleging that the Company violated various federal and state antitrust and unfair competition laws (and that Defendants were unjustly enriched) by implementing a distribution system that prevented Plaintiff from obtaining sufficient samples of Thiola to conduct bioequivalence testing.  Spring’s complaint seeks injunctive relief compelling Defendants to sell Thiola to it and damages. The Company intends to vigorously defend against Spring’s claims.
The Company is not aware of any other proceedings or claims that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 13.  SHARE BASED COMPENSATION
Restricted Shares
Service and Performance Based Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2017	345,332	$20.51
Granted	449,811	25.47
Vested	(56,501)	20.11
Forfeited/canceled	(30,216)	24.08
Unvested September 30, 2018	708,426	$23.54
At September 30, 2018, unamortized stock compensation for restricted stock units was $10.6 million, with a weighted-average recognition period of 2.2 years.
Performance Based Restricted Stock Units
The Company granted 10,000 and 66,500 performance based restricted stock units during the three and nine months ended September 30, 2018, respectively.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	7,153,668	$17.16	6.95	$39,010
Granted	1,242,550	25.60
Exercised	(737,648)	14.07
Forfeited/canceled	(427,587)	24.56
Outstanding at September 30, 2018	7,230,983	$18.49	7.13	$76,529
At September 30, 2018, unamortized stock compensation for stock options was $32.5 million, with a weighted-average recognition period of 2.8 years.
At September 30, 2018, outstanding options to purchase 4.6 million shares of common stock were exercisable with a weighted-average exercise price per share of $16.72.
Share Based Compensation
The following table sets forth total stock-based compensation for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,603	$1,998	$4,592	$7,113
Selling, general & administrative	3,282	4,962	10,328	14,179
Total	$4,885	$6,960	$14,920	$21,292
Exercise of Warrants
The Company issued 532,830 and 956,887 shares of common stock upon the exercise of outstanding warrants during the three and nine months ended September 30, 2018, respectively, for cash received by the Company in the amount of $2.1 million and $4.3 million, respectively. See Note 6 for changes in warrant accounting.
At September 30, 2018 and December 31, 2017, warrants to purchase 79,167 and 1,159,424 shares of common stock, respectively, were outstanding.

NOTE 14.  INCOME TAXES
The following table summarizes our effective tax rate and income tax benefit (expense) for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,
	2018	2017
Effective tax rate	(0.8)%	6.4%
Income tax benefit (expense)	$(0.4)	$1.2

	Nine Months Ended September 30,
	2018	2017
Effective tax rate	(0.9)%	11.0%
Income tax benefit (expense)	$(0.8)	$5.2
For the three and six nine ended September 30, 2018, we recognized an income tax expense of $0.4 million and $0.8 million, respectively, representing an effective tax rate of (0.8)% and (0.9)%, respectively. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
For the three and nine months ended September 30, 2018, when compared to the same periods in 2017, the change in the tax benefit and decrease in the effective income tax rate was primarily attributable to the increase of the U.S. federal valuation allowance in 2018.
The difference between the expected statutory federal tax benefit of 21% and the effective tax expense for three and nine months ended September 30, 2018, was primarily attributable to the valuation allowance against our deferred tax assets.
At September 30, 2018, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three and nine months ended September 30, 2018.
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
At September 30, 2018, the Company is still analyzing certain aspects of the Tax Cuts and Jobs Act and refining its calculations, which could potentially affect the analysis of the Company’s deferred tax assets and liabilities and its valuation allowance.  Any subsequent adjustment is not expected to be material to the Company’s financial position or results of operations.
NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$3,272	$3,435
Finished goods	1,857	1,916
Total inventory	$5,129	$5,351
The inventory reserve was $1.3 million and $0.7 million at September 30, 2018 and December 31, 2017, respectively.
NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $13.5 million and $13.9 million at September 30, 2018 and December 31, 2017, respectively. The total reserves for both periods were immaterial.

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
(Chenodiol Tablets 250 mg)
Cholbam
(cholic acid) capsules
Thiola
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
In 2015 and 2016 we filed an IND, completed a Phase I clinical trial and obtained both orphan drug and fast track designations in the United States. Additionally, we received orphan drug designation in the European Union and reached an agreement with the U.S. Food and Drug administration ("FDA") under the Special Protocol Assessment process for a Phase 3 clinical trial for PKAN. In the third quarter of 2017, the first patient was dosed in our Phase 3 FORT (FOsmetpantotenate Replacement Therapy) study, and enrollment continues.
Sparsentan
Sparsentan is an investigational product candidate which acts as both a potent angiotensin receptor blocker (“ARB”), as well as a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company (who referred to it as DARA). We are developing sparsentan as a treatment for:

•
Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are currently no FDA approved pharmacologic treatments for FSGS and off-label resources are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States with approximately half of them being candidates for sparsentan. In 2015 and 2016 we received orphan drug designation in the United States and European Union and received positive data from our Phase 2 DUET study of sparsentan for the treatment of FSGS. In the second quarter of 2018, we announced the initiation of the Phase 3 DUPLEX Study of sparsentan in FSGS, and enrollment continues. This pivotal DUPLEX Study is designed to include an interim analysis of modified partial remission of proteinuria. We expect that successful achievement of this endpoint will serve as the basis for Subpart H accelerated approval of sparsentan in the United States and Conditional Marketing Authorization ("CMA") consideration in Europe. The confirmatory endpoint of the study will compare changes in slope of estimated glomerular filtration rate, or eGFR.

▪
Immunoglobulin A nephropathy ("IgAN"), which is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence between 83,000 to 165,000 in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. Based on recent interactions we have had with the FDA and European Medicines Agency, we are planning to initiate a single Phase 3 clinical trial designed to serve as the basis for an NDA filing for sparsentan for the treatment of IgAN. We expect to initiate this study during the fourth quarter of 2018.

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
Censa, a privately held biotechnology company focused on developing therapies for the orphan metabolic diseases, is developing CNSA-001 for the treatment of phenylketonuria ("PKU"). CNSA-001 is an orally bioavailable form of a natural precursor of tetrahydrobiopterin ("BH4") with the potential to provide improved phenylalanine ("Phe") reduction in patients with PKU when compared to BH4. Preclinical research has suggested CNSA-001 may provide improved bioavailability, plasma stability and tissue exposure, leading to higher intracellular BH4 levels and subsequent greater Phe reduction when compared to the current standard of care in PKU. In pre-clinical models, CNSA-001 has also shown an ability to cross the blood-brain barrier which, if supported by clinical data, may lead to broader utility in additional indications such as primary BH4 deficiency (PBD) and Segawa syndrome. CNSA-001 has completed both the single and multiple ascending dose studies. In October 2018, the first patient was dosed in the Phase 2 proof of concept study of CNSA-001 for PKU, and enrollment continues.
PKU is a rare, genetic metabolic condition in which the body cannot breakdown Phe due to a missing or defective phenylalanine hydroxylase ("PAH") enzyme. High Phe levels can lead to developmental and physical growth delay, executive function impairment, seizures, and microcephaly caused by toxic Phe accumulation in the brain. PKU is typically diagnosed at birth and has an estimated addressable population of 45,000 to 50,000.
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
Results of Operations
Results of operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Net product revenues by product:
Bile acid products	$18,052	$18,839	$(787)	$55,153	$52,662	$2,491
Thiola	22,654	21,501	1,153	65,322	60,098	5,224
Total net product revenues	$40,706	$40,340	$366	$120,475	$112,760	$7,715
The sales increase for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due to increased patient counts for Thiola.
The sales increase for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was due to increased patient counts for Bile acid products and Thiola.

Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Cost of goods sold	$1,133	$925	$208	$3,924	$2,431	$1,493
Research and development	32,448	19,610	12,838	91,762	58,592	33,170
Selling, general and administrative	26,107	24,852	1,255	77,699	74,683	3,016
Legal fee settlement	—	—	—	—	2,000	(2,000)
Change in fair value of contingent consideration	16,601	4,429	12,172	22,387	11,057	11,330
Restructuring	—	1,132	(1,132)	(242)	2,611	(2,853)
	$76,289	$50,948	$25,341	$195,530	$151,374	$44,156
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
For the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, the Company increased its research and development expenses by $12.8 million and $33.2 million, respectively, which is due to increased clinical trial expenses related to our two on-going Phase 3 studies, fosmetpantotenate in PKAN and sparsentan in FSGS, start-up costs to support our planned Phase 3 study of sparsentan in IgAN, and funding for development of CNSA-001.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, the Company increased its selling, general and administrative expenses by $1.3 million, which reflects additional marketing initiatives to support the Company's commercial portfolio and corporate initiatives.
For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, the Company increased its selling, general and administrative expenses by $3.0 million, which reflects an increase in the Company's activities to support corporate initiatives.
Change in the valuation of contingent consideration
For the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, the change in fair value of contingent consideration is due to changes in the discount factors, timing of payments and changes in projections.
The following table summarizes the Company's change in valuation of contingent consideration (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Chenodal	$8,041	$2,135	$5,906	$9,949	$4,943	$5,006
Cholbam	9,060	1,594	7,466	10,438	3,814	6,624
L-UDCA	(500)	700	(1,200)	2,000	2,300	(300)
	$16,601	$4,429	$12,172	$22,387	$11,057	$11,330
Other Income/(Expenses):
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Other income (expense), net	$(90)	$557	$(647)	$(372)	$1,065	$(1,437)
Interest income	1,147	595	552	2,905	2,460	445
Interest expense	(2,533)	(660)	(1,873)	(4,848)	(3,315)	(1,533)
Loss on early extinguishment of debt	(17,042)	—	(17,042)	(17,042)	—	(17,042)
Change in fair value of derivative instruments	—	(8,901)	8,901	—	(8,921)	8,921
	$(18,518)	$(8,409)	$(10,109)	$(19,357)	$(8,711)	$(10,646)

The changes in the Company's other income (expenses) for the three and nine months ended September 30, 2018 and 2017 of $10.1 million and $10.6 million, respectively, is primarily due to the partial early extinguishment of the Company's Senior Convertible Notes due in 2019 ("2019 Notes") and changes in the accounting method for the fair value of derivative instruments related to warrants. See Note 6 and Note 9 of the Consolidated Financial Statements for further discussion.
Income Tax Benefit:
For the three and nine months ended September 30, 2018, we recognized an income tax expense of $0.4 million and $0.8 million, respectively, representing an effective tax rate of (0.8)% and (0.9)%, respectively. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
For the three and nine months ended September 30, 2018, when compared to the same periods in 2017, the change in the tax benefit and decrease in the effective income tax rate was primarily attributable to the increase of the U.S. federal valuation allowance in 2018.
The difference between the expected statutory federal tax benefit of 21% and the effective tax expense for three and nine months ended September 30, 2018, was primarily attributable to the valuation allowance against our deferred tax assets.
At September 30, 2018, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three and nine months ended September 30, 2018.
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
The Company had the following financial performance at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Cash & Cash Equivalents	$154,820	$99,394
Marketable securities	323,993	201,236
Accumulated Deficit	(262,562)	(177,655)
Stockholders' Equity	319,065	293,134

Net Working Capital*	$403,117	$240,139
Net Working Capital Ratio**	5.04	3.80
* Current assets less current liabilities.
**Current assets divided by current liabilities.
Convertible Notes Payable
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed its registered underwritten public offering of $276 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025, ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.
The composition of the Company’s 2025 Notes are as follows (in thousands):

	September 30, 2018	December 31, 2017
2.50% convertible senior notes due 2025	$276,000	$—
Unamortized debt discount	(76,951)	—
Unamortized debt issuance costs	(6,296)	—
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$192,753	$—
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses payable by the Company. A portion of the net proceeds from the 2025 Notes were used by the Company to repurchase $23.4 million aggregate principal amount of its then-outstanding 2019 Notes in privately-negotiated transactions for approximately $40.2 million in cash.
Holders may convert their 2025 Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock for each of at least 20 trading days, whether or not consecutive, during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on the applicable trading day; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls the 2025 Notes for redemption; and (5) at any time from, and including, May 15, 2025 until the close of business on the scheduled trading day immediately before the Maturity Date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on the applicable conversion rate.
The initial conversion rate for the 2025 Notes is 25.7739 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which represents an initial conversion price of approximately $38.80 per share. If a “make-whole fundamental change” (as defined in the 2025 Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time.
The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after September 15, 2022 and, in the case of any partial redemption, on or before the 40th scheduled trading day before the Maturity Date, at a cash redemption price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. If a fundamental change (as defined in the 2025 Indenture) occurs, then, subject to certain exceptions, holders may require the Company to repurchase their 2025 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
As of September 30, 2018, the 2025 Notes had a market price of $1,027 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $276.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
Convertible Senior Notes Due 2019
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal of 2019 Notes which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The 2019 Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with their terms, and there are no contractual payments due prior to that date.
In September 2018, the Company used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $23.4 million aggregate principal value of the 2019 Notes in privately-negotiated transactions for approximately $40.2 million in cash. The partial repurchase of the 2019 Notes resulted in a $17.0 million loss on early extinguishment of debt. At September 30, 2018, approximately $22.6 million of principal remained outstanding on the 2019 Notes.
The composition of the Company’s 2019 Notes are as follows (in thousands):

	September 30, 2018	December 31, 2017
4.50% senior convertible notes due 2019	$22,590	$46,000
Unamortized debt discount	(200)	(867)
Unamortized debt issuance costs	(13)	(56.3)
Total 2019 Notes, net of debt discount and debt issuance costs	$22,377	$45,077
Cash Flows from Operating Activities
Cash used in operating activities was $21.4 million for the nine months ended September 30, 2018 compared to cash provided of $8.3 million for the nine months ended September 30, 2017. After disregarding non-cash changes such as derivative liability fluctuations, share based compensation, contingent consideration charges and deferred tax asset reserves, the change of $29.7 million was primarily due to increased clinical trial activity.
Cash Flows from Investing Activities
Cash used by investing activities for the nine months ended September 30, 2018 was $154.5 million, compared to cash provided by of $45.7 million for the nine months ended September 30, 2017. The change was primarily due to the proceeds from the sales of the 2025 Notes invested in marketable securities during the current year, and the maturity of notes receivable in 2017.

Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2018 was $231.3 million compared to cash provided of $4.1 million for the nine months ended September 30, 2017. The change was due to the issuance of the 2025 Notes, offset by the partial repurchase of the 2019 Notes.
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for at least the next 12 months. This belief is based on many factors, some of which are beyond our control. Factors that may affect financing requirements include, but are not limited to:

•	revenue growth of our marketed products;

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the timing of, and costs involved in, seeking and obtaining marketing approvals for our products, and in maintaining quality systems standards for our products;

•	our ability to manufacture sufficient quantities of our products to meet expected demand;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, litigation costs and the results of litigation;

•	our ability to enter into collaboration, licensing or distribution arrangements and the terms and timing of these arrangements;

•	the potential need to expand our business, resulting in additional payroll and other overhead expenses;

•	debt service obligations on the 2019 Notes and 2025 Notes;

•	the potential in-licensing of other products or technologies; and

•	the emergence of competing technologies or other adverse market or technological developments.
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash and marketable securities primarily in United States government backed securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short and long-term maturities, not exceeding two years. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would decrease our available for sale marketable securities by approximately $2.4 million if the Company were to sell the securities.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Although we have obtained orphan designation for chenodal, fosmetpantotenate and sparsentan, there can be no assurance that there will be any benefits associated with such designation.
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
Our current products and any products that we bring to the market, including fosmetpantotenate, sparsentan, CNSA-001 and L-UDCA, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our current products and product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the efficacy and potential advantages over alternative treatments;

•	the pricing of our product candidates;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third-party insurance coverage and/or reimbursement.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been judicial, Congressional, and political challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the "Tax Act of 2017") includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 ("BBA"), among other things, amends the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closes the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, the Centers for Medicare and Medicaid Services ("CMS") published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. It is likely the PPACA, or a replacement of it under the current administration, will continue to put pressure on pharmaceutical pricing. We continue to evaluate the potential impact of the PPACA and its possible repeal or replacement on our business.

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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other potential proposals, will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Our future capital requirements will depend on many factors, including:

•	the progress and results of our pre-clinical and clinical studies of fosmetpantotenate, sparsentan, CNSA-001 and other drug candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	debt service obligations on the 2019 Notes and 2025 Notes;

•	the extent to which we acquire or invest in businesses, products and technologies, including the extent to which we exercise our option to acquire Censa; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
We are also subject to regulation by national, regional, state and local agencies, including but not limited to the FDA, CMS, Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies. The FDC Act, Social Security Act, Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, clinical research, approval, production, labeling, sale, distribution, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government health care programs. Our manufacturing partners are subject to many of the same requirements.
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
Many states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act and civil monetary penalty laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, which apply regardless of the payer. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes as does the U.S. Department of Health and Human Services.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be. Several states now require pharmaceutical companies to report their expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to certain individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, and other items to certain health care providers. Other state and local laws now require the registration of pharmaceutical sales representatives.
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
On December 22, 2017, President Trump signed into law the Tax Act of 2017 that significantly revises the Internal Revenue Code of 1986, as amended.  The Tax Act of 2017, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act of 2017 is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act of 2017.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Act of 2017 and the potential tax consequences of investing in or holding our common stock.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate.  In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places.  Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Act of 2017, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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

*Our search for a new Chief Executive Officer involves risks and our ability to successfully manage this transition could impact our business.
On July 26, 2018, we announced that Stephen Aselage, our Chief Executive Officer, plans to retire. Our board of directors has initiated a global search for his successor that will include both internal and external candidates. Mr. Aselage will remain in his role as Chief Executive Officer until his replacement is appointed. Leadership transitions can be difficult to manage and may cause disruptions to our operations. The search for a new Chief Executive Officer and the related transition may increase the likelihood of turnover among our employees and result in changes in our business strategy, which may create uncertainty and negatively impact our ability to execute our business strategy quickly and effectively. The presence of a new Chief Executive Officer may also impact our relationships with customers and suppliers, and create uncertainty among investors, employees, creditors and others concerning our future direction and performance. Any significant disruption, uncertainty or change in business strategy could adversely affect our business, financial condition and operating results.

Risks Related to our Indebtedness and Investments
*Our indebtedness could adversely affect our financial condition.
As of September 30, 2018, we had approximately $299.0 million of total debt outstanding, classified as short and long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2019 Notes and 2025 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
Our indebtedness pursuant to the 2019 Notes and 2025 Notes could have important consequences. For example, it could:

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
We expect to use cash flow from operations and outside financings to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not generate sufficient cash from operations, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the 2019 Notes and 2025 Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness may limit our ability to pursue any of these alternatives.
*We may be unable to raise the funds necessary to repurchase the 2019 Notes and 2025 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2019 Notes and 2025 Notes or pay cash upon their conversion.
Noteholders may require us to repurchase their 2025 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock.
Further, the indenture governing the 2019 Notes contains a similar definition of fundamental change, and noteholders of the 2019 Notes will likely have the right to require us to repurchase their 2019 Notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the 2019 Notes to be repurchased, plus accrued and unpaid interest, if any.
We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2025 Notes and/or the 2019 Notes or pay the cash amounts due upon conversion of the 2025 Notes. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the 2025 Notes and/or the 2019 Notes or pay the cash amounts due upon conversion of the 2025 Notes. Our failure to repurchase the 2025 Notes and/or the 2019 Notes or to pay the cash amounts due upon conversion of the 2025 Notes when required will constitute a default under the base and supplemental indentures that will govern the 2025 Notes, which we refer to collectively as the “indenture,” and/or a default under the indenture governing the 2019 Notes. A default under the indenture and/or the indenture governing the 2019 Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness, the 2019 Notes and the 2025 Notes.
A default under the 2025 Notes may have a material adverse effect on our financial condition.
If an event of default under the 2025 Notes occurs, the principal amount of the 2025 Notes, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions set forth in the indenture governing such notes. Events of default include, but are not limited to:

•	failure to pay (for more than 30 days) interest when due;

•	failure to pay principal when due;

•	failure to deliver shares of common stock upon conversion of a 2025 Notes;

•	failure to provide notice of a fundamental change;

•	acceleration on our other indebtedness in excess of $10 million (other than indebtedness that is non-recourse to us); or

•	certain types of bankruptcy or insolvency involving us.
Accordingly, the occurrence of a default under the 2025 Notes, unless cured or waived, may have a material adverse effect on our results of operations.
*Provisions of the 2019 Notes and 2025 Notes could discourage an acquisition of us by a third party.
Certain provisions of the 2019 Notes and 2025 Notes could make it more difficult or more expensive for or prevent a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the 2019 Notes and 2025 Notes will have the right, at their option, to require us to repurchase all of their 2019 Notes and 2025 Notes or any portion of the principal amount of such Notes in integral multiples of $1,000. We may also be required to increase the conversion rate for conversions in connection with certain fundamental changes.
*Conversion of the Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their 2019 Notes and 2025 Notes.
To the extent we issue shares of common stock upon conversion of the 2019 Notes and 2025 Notes, the conversion of some or all of the 2019 Notes and 2025 Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of the common stock issuable upon such conversion could adversely affect prevailing market prices of shares of our common stock. In addition, the existence of the 2019 Notes and 2025 Notes may encourage short selling by market participants because the conversion of the 2019 Notes and 2025 Notes could depress the price of shares of our common stock.
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

4.3	Form of Indenture for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
4.4	Form of Note for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
4.5
Base Indenture, dated September 10, 2018, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 10, 2018).

4.6
First Supplemental Indenture, dated September 10, 2018, between the Company and U.S. Bank National Association, as Trustee (including the form of 2.50% Convertible Senior Note due 2025) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 10, 2018).

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

Date: November 1, 2018	RETROPHIN, INC.

	By:	/s/ Stephen Aselage
		Name:	Stephen Aselage
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer