Form 10-K
period 2018-12-31
Retrophin, Inc.
filed 2019-02-26
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           ☑ Yes    ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           ☐ Yes    ☑  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act).

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $912,685,763.
The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of February 25, 2019 was 41,412,835.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 8, 2019, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ITEM 1.     BUSINESS
Those statements in the following discussion that are not historical in nature should be considered forward-looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” set forth elsewhere in this Annual Report.
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare diseases. Our approach centers on our pipeline with multiple late clinical-stage programs targeting rare diseases with significant unmet medical needs. Our research and development efforts are supported by revenues from our commercialized products, Chenodal®, Cholbam® and Thiola®. In addition we regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious or rare diseases and that we believe offer attractive growth characteristics.
We currently have the following product candidates in clinical development:
Fosmetpantotenate (RE-024)
Fosmetpantotenate, also known as RE-024, is a novel small molecule being evaluated in a Phase 3 clinical study as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Symptoms of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems.
Sparsentan (RE-021)
Sparsentan, also known as RE-021, is an investigational product candidate with a dual mechanism of action, a potent angiotensin receptor blocker (“ARB”) and selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb Company ("BMS") (who referred to it as DARA). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:

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

CNSA-001
We have entered into a joint development agreement with Censa Pharmaceuticals Inc. ("Censa"), a privately held biotechnology company focused on developing therapies for orphan metabolic diseases, to evaluate CNSA-001 for the treatment of phenylketonuria (PKU). CNSA-001 is an orally bioavailable proprietary form of sepiapterin, a natural precursor of tetrahydrobiopterin (BH4) that is converted by an endogenous enzymatic pathway to BH4. CNSA-001 is currently being evaluated in a Phase 2 proof-of-concept study in patients with PKU.
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

Liquid Ursodeoxycholic Acid
Liquid ursodeoxycholic acid ("L-UDCA") is a liquid formulation of ursodeoxycholic acid being developed for the treatment of a rare liver disease called primary biliary cholangitis ("PBC"). We obtained rights to L-UDCA in 2016 with the intention of making L-UDCA commercially available to the subset of PBC patients who have difficulty swallowing. There are no liquid formulations of ursodeoxycholic acid currently approved by the U.S. Food and Drug Administration (FDA).
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

•
Cholbam® (cholic acid) is approved in the United States for the treatment of bile acid synthesis disorders due to single enzyme defects and is further indicated for adjunctive treatment of patients with certain peroxisomal disorders.

•	Thiola® (tiopronin) is approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.
Our Strategy
Our goal is to become a preeminent, global and fully-integrated biopharmaceutical company within the rare disease community. In order to achieve our goal, we intend to:

•
Focus on developing products to treat rare diseases characterized by severe unmet medical needs. We believe that our research, development, and commercialization capabilities in rare disease represent distinct competitive advantages. We leverage our development capabilities in rare disease to focus on advancing therapeutic candidates with life-changing potential. Given these capabilities, the well-established regulatory model and the ability to demonstrate clinical effects in small clinical studies, we believe that we can successfully bring new therapies to patients living with severe unmet medical needs.

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
Product Candidates:
Fosmetpantotenate
We are developing fosmetpantotenate, a novel small molecule, as a potential treatment for PKAN. PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Symptoms of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect up to 5,000 patients worldwide. There are currently no viable treatment options for patients with PKAN. Fosmetpantotenate is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries.
In 2015 and 2016 we filed a U.S. Investigational New Drug application ("IND"), completed the Phase I clinical trials and obtained both orphan drug and fast track designation in the United States. Additionally, we received orphan drug designation in the European Union and reached an agreement with the FDA under the Special Protocol Assessment (SPA) process for a Phase 3 clinical trial for PKAN.
In the fourth quarter of 2018, the pivotal Phase 3 FORT Study of fosmetpantotenate in PKAN completed patient enrollment. The FORT Study is designed to be registration-enabling in the U.S. and Europe, and we expect top-line data to become available in the third quarter of 2019.
Sparsentan
Sparsentan is an investigational product candidate with a dual mechanism of action, a potent ARB and selective ERA, with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and BMS (who referred to it as DARA). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:

•
FSGS, a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are currently no FDA approved pharmacologic treatments for FSGS and off-label treatments are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States with approximately half of them being candidates for sparsentan. In 2015 and 2016 we received orphan drug designation in the United States and European Union and generated positive data from our Phase 2 DUET study of sparsentan for the treatment of FSGS. In the second quarter of 2018, we announced the initiation of the Phase 3 DUPLEX Study of sparsentan in FSGS, and enrollment continues. This pivotal DUPLEX Study is designed to include an interim analysis of modified partial remission of proteinuria. We expect that successful achievement of this endpoint will serve as the basis for submission of a New Drug Application (NDA) for sparsentan for the treatment of FSGS under the Subpart H accelerated approval pathway in the United States and Conditional Marketing Authorization ("CMA") consideration in Europe. The confirmatory endpoint of the study will compare changes in slope of estimated glomerular filtration rate, or eGFR. Top-line data from the interim analysis are expected to become available in the second half of 2020.

•
IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In the fourth quarter of 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, pivotal Phase 3 clinical trial evaluating the long-term nephroprotective potential of sparsentan for the treatment of IgAN. This PROTECT Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in approximately 280 patients with IgAN aged 18 years or older. The primary efficacy endpoint in the PROTECT Study is the change in proteinuria (urine protein-to-creatinine ratio) from baseline after 36 weeks of treatment. We expect that successful achievement of this endpoint will serve as the basis for submission of an NDA for sparsentan for the treatment of IgAN under the Subpart H accelerated approval pathway in the U.S. and CMA consideration in Europe. Secondary efficacy endpoints include change in eGFR from baseline to four weeks post-cessation of randomized treatment, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment. Top-line data from the primary endpoint are expected to become available in the first half of 2022.

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
Censa is currently conducting a Phase 2 proof-of-concept study evaluating CNSA-001 in patients with PKU and we expect top-line data to become available to us during the second quarter of 2019.
NGLY1 Deficiency Discovery Efforts
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
Liquid Ursodeoxycholic Acid
L-UDCA is a liquid formulation of ursodeoxycholic acid being developed for the treatment of a rare liver disease called PBC. We obtained rights to L-UDCA in 2016 with the intention of making L-UDCA commercially available to the subset of PBC patients who have difficulty swallowing. There are no liquid formulations of ursodeoxycholic acid currently approved by the FDA.

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
Chenodal administration is known to reduce biliary cholesterol and the dissolution of radiolucent gallstones through suppression of hepatic synthesis of cholesterol, cholic acid and deoxycholic acid in the bile pool. Chenodal was first approved by the FDA in 1983 for the management of gallstones but its marketing was later discontinued due to lack of commercial success. In 2009, Nexgen Pharma Inc.'s Abbreviated New Drug Application ("ANDA") for Chenodal was approved by the FDA for the treatment of gallstones. Chenodal is manufactured under this ANDA. In 2010, Chenodal was granted orphan drug designation for the treatment of CTX, a rare autosomal recessive lipid storage disease. We acquired Chenodal in March 2014.
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
Cholbam (cholic acid capsules)
The FDA approved Cholbam (cholic acid capsules) in March 2015, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders (including Zellweger spectrum disorders).  The effectiveness of Cholbam has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders. An estimated 200 to 300 patients are current candidates for therapy.
Kolbam, the branded name of Cholbam in Europe, is indicated in Europe for the treatment of certain inborn errors of primary bile acid synthesis, encompassing select single enzyme defects, in infants from one month of age for continuous lifelong treatment through adulthood.
Thiola (tiopronin tablets)
Thiola is approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The prevalence of cystinuria in the United States is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the United States that would be candidates for Thiola. An NDA has been filed for a new, more patient-friendly, formulation of Thiola and the FDA has assigned a Prescription Drug User Fee Act ("PDUFA") target action date of June 30, 2019.
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
Chenodal
There are other non-approved chenodeoxycholic acid products available outside of the United States. Furthermore, Chenodal is subject to immediate competition from compounded and generic entrants, as the ANDA for this drug has no remaining patent or nonpatent exclusivity.
Cholbam
There are currently no FDA approved treatments in the United States that compete with Cholbam.
Thiola
D-penicillamine agents, including Cuprimine® and Depen® are FDA approved for the treatment of cystinuria, as well as Wilson’s Disease. Additional generic versions of D-penicillamine may become FDA-approved and enter the market.

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
Revive Therapeutics is developing bucillamine, a dithiol derivative of tiopronin for the treatment of cystinuria. The FDA has granted orphan drug designation for the use of bucillamine for the treatment of cystinuria.
Furthermore, Thiola is subject to immediate competition from compounded and generic entrants, as the NDA for this drug has no remaining patent or nonpatent exclusivity.
Fosmetpantotenate
Based on industry reports, Apo Pharma, CoA Therapeutics, Spoonbill Foundation together with Oregon Health & Science University, and TM3 Therapeutics may have programs in pre-clinical or clinical development for the treatment of PKAN.
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
Based on industry reports, Aurinia Pharmaceuticals, Complexia Inc., Dimerix Bioscience, ChemoCentryx, BMS, Pfizer, and Reata Pharmaceuticals may have programs in clinical development for the treatment of FSGS.
Based on industry reports, Apellis Pharmaceuticals, Calliditas Therapeutics, Merck, Novartis, Omeros Corporation, and Reata Pharmaceuticals may have programs in clinical development for the treatment of IgAN.
In addition there are several other pre-clinical programs that may enter the clinic for the treatment of IgAN.
CNSA-001
We have the option to purchase Censa, which owns CNSA-001. The current competitive landscape for CNSA-001 includes:

•
Two FDA- approved medications for PKU which are marketed by BioMarin Pharmaceuticals, sapropterin dihydrochloride, known as Kuvan® and pegylated recombinant phenylalanine ammonia lyase, known as PALYNZIQ™.

•	Various preclinical programs which include gene-therapy projects for PKU.
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
Our significant recent business development activities include:
Exclusive option to purchase Censa
On December 16, 2017, we entered into a Future Acquisition Right and Joint Development Agreement with Censa, which became effective on January 4, 2018. Pursuant to the agreement, we agreed to fund certain development activities of Censa’s CNSA-001 program, in an aggregate amount expected to be approximately $17 million through proof of concept, and have the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger (the “Merger Agreement”). In exchange for the Option, in January 2018, we paid Censa $10 million, $9 million of which was distributed to Censa’s equityholders, and paid Censa an additional $5 million upon Censa’s completion of a specified development milestone set forth in the Option Agreement, all of which was distributed to Censa’s equityholders.
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

Licenses and Royalties
Ligand License Agreement
In 2012, we entered into a license agreement with Ligand Pharmaceuticals, Inc. ("Ligand"), granting us a worldwide license for the development, manufacture and commercialization of sparsentan, which we are developing for the treatment of FSGS and IgAN. Under the license agreement, Ligand granted us a sublicense under certain of its patents and other intellectual property in connection with the development and commercialization of sparsentan. Under the license agreement, Ligand is obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by Ligand and relating to or useful for developing sparsentan. We must use commercially reasonable efforts to develop and commercialize sparsentan in specified major market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products.
As consideration for the license, we are required to make payments upon the achievement of certain milestones, totaling up to $114.1 million. Should we commercialize sparsentan or any products containing any of the licensed compounds, we will be obligated to pay Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. Through 2018, we have made milestone payments to Ligand of $7.2 million under the terms of the license agreement.
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
Thiola License Agreement
In 2014, we entered into a license agreement with Mission Pharmacal Company ("Mission"), pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (Tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. We paid Mission an up-front license fee of $3.0 million and through May 28, 2024 will pay guaranteed minimum royalties during each calendar year the greater of $2.0 million or 20% of our net sales of Thiola in the United States and Canada.
Amendments to the original license agreement are as follows: In October 2015, the license agreement was amended to allow for us to secure enough active pharmaceutical ingredient ("API") to ensure an adequate level of safety stock to prevent an interruption in the supply of Thiola and to prepare for a reformulation development project. In March 2016, the license agreement was amended to, among other things, include a new formulation development project for tiopronin tablets. In November 2017, the license agreement was amended to extend the license term, at a minimum, through May 2029. In November 2018, the license agreement was amended to extend the definition of territory beyond the United States and Canada.
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
Fosmetpantotenate
Our patent portfolio covering compounds for the treatment of PKAN is comprised of five Retrophin-owned patent families. The first of these patent families includes patents and patent applications directed to fosmetpantotenate and structural analogs thereof, pharmaceutical compositions containing fosmetpantotenate (RE-024) or analogs thereof, and methods of using fosmetpantotenate or analogs thereof in the treatment of PKAN. As of December 31, 2018, this patent family included three U.S. patents (U.S. Patent No. 8,673,883, issued March 18, 2014, which we refer to herein as the ‘883 patent, U.S. Patent No. 9,181,286, issued November 10, 2015, and U.S. Patent No. 9,629,862, issued April 25, 2017), and one pending U.S. patent application (Application Serial No. 16/204,692, filed November 29, 2018). In addition, as of December 31, 2018 this patent family included two granted European patents (European Patent Nos. EP2841438 and EP3112372, which we refer to herein as the European ‘438 patent and the European ‘372 patent, respectively), a granted Chinese patent, a granted Japanese patent, a granted Hong Kong patent, a granted

Russian patent, and corresponding foreign patent applications pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, and Russia. We expect the U.S. and foreign patents in this patent family to expire in April 2033.
Our second PKAN patent family is directed to a chemical genus that encompasses structural analogs of fosmetpantotenate, but not fosmetpantotenate itself. As of December 31, 2018, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 9,896,464, issued February 20, 2018), a pending U.S. patent application (Application Serial No. 15/863,683, filed January 5, 2018) and a granted European patent (European Patent No. EP3060570, issued September 19, 2018). We expect any U.S. and European patents granted from this patent family to expire in October 2034.
Our third PKAN patent family is directed to another chemical genus that encompasses structural analogs of fosmetpantotenate, but not fosmetpantotenate itself. As of December 31, 2018, this patent family was comprised of pending patent applications in the U.S., Australia, Canada, China, Europe, India, Japan, Korea, Mexico and New Zealand.
Our fourth PKAN patent family also is directed to a chemical genus that encompasses structural analogs of fosmetpantotenate, but not fosmetpantotenate itself. As of December 31, 2018, this patent family was comprised of an international patent application filed in 2017.
Our fifth PKAN patent family is directed to a pharmaceutical formulation of fosmetpantotenate. As of December 31, 2018, this patent family was comprised of an international patent application filed in 2018.
It is possible, assuming that fosmetpantotenate achieves regulatory approval and depending upon the date of any such approval, that the term of the ‘883 patent may be extended under the provisions of the Hatch-Waxman Act. Patent term extension also may be available in certain foreign jurisdictions upon regulatory approval. Likewise, it is possible, assuming that fosmetpantotenate achieves regulatory approval in Europe and depending upon the date of any such approval, that the term of the European ‘438 patent or the term of the European ‘372 patent may be extended in various European countries under the provisions governing Supplementary Protection Certificates (SPCs). Should we commercialize fosmetpantotenate, we may be obligated to pay royalties of up to 5% of net sales of all such products.
Sparsentan
Our patent portfolio for sparsentan is comprised of three distinct patent families, two of which are exclusively licensed from Ligand. One of the licensed patent families is owned by BMS, which exclusively licensed it to Ligand (the “BMS patent family”), and the other is owned by Ligand (the “Ligand patent family”). The third and fourth patent families are owned by Retrophin (the "Retrophin patent family").
The BMS patent family is directed to sparsentan and structural analogs thereof, and to pharmaceutical compositions containing sparsentan or a structural analog thereof. As of December 31, 2018, this patent family included three U.S. patents (U.S. Patent Nos. 6,638,937, which we refer to herein as the ‘937 patent; 6,835,741; and 6,852,745), of which one (U.S. Patent No. 6,638,937) claims sparsentan and pharmaceutical compositions that contain sparsentan. In addition, as of December 31, 2018, this patent family included a granted European patent and a granted Chinese patent. With the exception of the ‘937 patent, which the U.S. Patent and Trade Office ("USPTO") has determined is entitled to 175 days of patent term adjustment, we expect all U.S. and foreign patents in this patent family to expire in July 2019. In view of the USPTO determination that the ‘937 patent is entitled to 175 days of patent term adjustment, we expect the ‘937 patent to expire in December 2019.
The Ligand patent family is directed to methods of using sparsentan in the treatment of various diseases, including glomerulosclerosis and IgAN. As of December 31, 2018, this patent family included two U.S. patents (U.S. Patent No. No. 9,662,312, which we refer to herein as the ‘312 patent, and U.S. Patent No. 9,993,461, which we refer to herein as the ‘461 patent), a pending U.S. application (Application Serial No.  15/938,956, filed March 28, 2018), a European patent (European Patent No. EP2732818, which we refer to herein as the European ‘818 patent), a pending European application, and a granted Hong Kong patent. The ‘312 patent and the European ‘818 patent claim the use of sparsentan for treating glomerulosclerosis. The ‘461 patent claims both the use of sparsentan for treating glomerulosclerosis and the use of sparsentan for treating IgAN. We expect the U.S. and foreign patents in this patent family to expire in March 2030.
The first Retrophin patent family consists of an international patent application (i.e., a PCT application) filed in 2017, and our second Retrophin patent family consists of a provisional patent application filed in 2018.
It is possible, assuming that sparsentan achieves regulatory approval and depending upon the date of any such approval, that the term of either the ‘312 patent or the ‘461 patent may be extended under the provisions of the Hatch-Waxman Act. Patent term extension also may be available in certain foreign jurisdictions upon regulatory approval. Likewise, it is possible, assuming that sparsentan achieves regulatory approval in Europe and depending upon the date of any such approval, that the term of the European ‘818 patent may be extended in various European countries under the provisions governing Supplementary Protection Certificates (SPCs).
Thiola
Our patent portfolio for Thiola is comprised of a patent family which is exclusively licensed from Mission Pharmacal (the “Mission patent family”). The Mission patent family is directed to a new formulation of Thiola. As of December 31, 2018, this patent family included a U.S. patent application filed in 2018.

Regulatory Exclusivity
If we obtain marketing approval for sparsentan, fosmetpantotenate, CNSA-001 or other drug candidates in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory exclusivity for the approved drug. For example, in the United States, an FDA approved drug product may be eligible to receive five years of new chemical entity exclusivity or, for drugs granted an orphan designation by the FDA, seven years of orphan drug exclusivity. In Europe a new drug product approved by the EMA may receive eight years of data exclusivity and up to 11 years of marketing exclusivity or, in the case of orphan drugs, ten years of data exclusivity. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.
Chenodal
Chenodal received orphan drug designation in the United States for the treatment of CTX in 2010. Consequently, if Chenodal is the first chenodeoxycholic acid product to gain FDA approval for the treatment of CTX, we expect it will have 7 years of marketing exclusivity in the United States for that indication. Currently Chenodal does not have regulatory exclusivity in the United States.
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
More specifically, as of December 31, 2018, our trademark portfolio included registered U.S. and foreign trademarks for the mark “RETROPHIN”, a registered U.S. trademark for the Retrophin logo, one registered U.S. trademark and one registered Canadian trademark for the mark “CHENODAL”, one registered U.S. trademark directed to the Chenodal logo, one registered U.S. trademark for the mark “MANCHESTER PHARMACEUTICALS”, one U.S. trademark application for the mark “KEEP IT BELOW THE LINE”, registered U.S. and foreign trademarks for the mark “CHOLBAM”, a registered European Community trademark for the mark “KOLBAM”, a registered U.S. trademark for the mark “TOTAL CARE HUB”, a registered U.S. trademark for the Total Care Hub logo, a registered U.S. trademark for a leaves logo, U.S. trademark applications and foreign registered trademarks related to sparsentan, and U.S. trademark applications relating to L-UDCA. In addition, under our license agreement with Mission we have an exclusive license to use Mission’s trademarks related to Thiola, including three registered U.S. trademarks and one registered Canadian trademark for the mark “THIOLA”, and several U.S. trademark applications.
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
We intend to continue to use our financial resources to accelerate development of our drug candidates rather than establishing our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us.
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
Sales, Marketing and Distribution
During fiscal 2018, we continued to utilize our specialty sales force to market our products. In order to commercialize our clinical drug candidates if and when they are approved for sale in the United States or elsewhere, we will need to increase our marketing, sales and distribution capabilities.
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

Our U.S. commercial initiatives are designed to support patients living with rare diseases and clinicians treating these patients. We believe that it is possible to commercialize our products in the U.S. with a relatively small specialty sales force. The primary call points for Thiola include urologists and nephrologists. The primary call points for Cholbam are gastroenterologists, hepatologists, and metabolic specialists. We do not promote Chenodal using our sales force.
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
We distribute our products through one direct to patient pharmacy, Eversana (formerly Dohmen Life Science Services), who also provides our comprehensive patient support services (i.e., the Total Care Hub). This patient support program (for all U.S. commercial products) includes a case-managed approach to patient education, insurance verification and reimbursement support, co-pay and other financial assistance for eligible patients, monitoring and support of adherence, and 24/7 access to pharmacist counseling.
Outside the U.S., including in the EU, we plan to continue to partner with local distributors and certain field-based personnel as necessary to conduct permitted commercial activities. Our near-term efforts are focused on securing pricing and reimbursement approval for Kolbam.
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
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal trials, are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. A sponsor may choose to pursue a Special Protocol Assessment, or SPA, agreement with FDA for the design of a Phase 3 trial. A SPA agreement is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. An SPA agreement is not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols.
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
Accelerated Approval
Under the FDA’s Subpart H accelerated approval regulations, FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.
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
There have been a number of enacted or proposed legislative and regulatory changes affecting the healthcare system and pharmaceutical industry that could affect our commercial success. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “PPACA”) a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Specifically, by way of example, the PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (“ Tax Act”), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1,2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare & Medicaid Services (“CMS”) published a final rule permitting further collections and payments to and from certain PPACA-qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. The Texas U.S. District

Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision. Congress also could consider subsequent legislation to repeal or repeal and replace other elements of the PPACA.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
Moreover, the Drug Supply Chain Security Act imposes additional obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and numerous proposed and enacted legislation at both the state and federal levels designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, expedite generic competition, review the relationship between pricing and manufacturer patient programs, institute drug re-importation, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, HHS through CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. We implemented compliance with the Sunshine Act starting with reporting year 2014 and continue to report as required.
Further, certain states require implementation of commercial compliance programs and marketing codes, compliance with the pharmaceutical industry’s voluntary compliance guidelines, and compliance with the applicable compliance guidance promulgated by the federal government.  Other various state level requirements include restricting payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources;  restricting various marketing practices; requiring prescription drug companies to report expenses relating to the marketing and promotion of drug products;  requiring the posting of information relating to clinical studies and their outcomes; requiring the registration of sales representatives; requiring the reporting of certain information related to drug pricing; and requiring drug manufacturers to track and report information related to payments, gifts, compensation, and other items of value to physicians and other healthcare providers. Additionally, states that have not implemented these types of regulations are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.
If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to significant penalties, including imprisonment, criminal fines, civil monetary penalties, administrative penalties, disgorgement, exclusion from participation in federal healthcare programs, contractual damages, injunctions, recall or seizure of products, total or partial suspension of production, reputational harm, administrative burdens, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreement to resolve allegation of non-compliance with these laws, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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

Other Laws and Regulatory Processes
We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the Securities and Exchange Commission (“SEC”), and Nasdaq rules under which our stock is listed. In addition, the Financial Accounting Standards Board (“FASB”), the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosures are constantly considering and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.
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
Employees
As of January 31, 2019, we had 214 full-time employees.
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
Before obtaining regulatory approval for the sale of any of our product candidates, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete.
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
These risks and uncertainties impact all of our clinical programs. We will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, and in the case of foreign commercialization, to the applicable foreign regulatory authorities, in well-designed and conducted clinical trials, that our product candidates are safe and effective and otherwise meet the appropriate standards required for approval for a particular indication.
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
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. For example, there can be no assurance that the favorable responses we have seen with the physician-initiated treatment of fosmetpantotenate in PKAN patients outside the United States will translate to positive data in the Phase 3 clinical trial of fosmetpantotenate or that the positive results from the DUET study of sparsentan in FSGS will be repeated in the Phase 3 clinical trial. Similarly, there can be no assurance that our clinical experience with sparsentan in FSGS will translate to favorable data in IgAN, which patient population has not previously been treated with sparsentan prior to the Phase 3 trial currently being conducted. We cannot assure that any current or future clinical trials of fosmetpantotenate, sparsentan and/or CNSA-001 will ultimately be successful.
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
Communications and/or feedback from the FDA related to our current or planned future clinical trials does not guarantee any particular outcome from regulatory review for such clinical trials.
Communications and/or feedback from the FDA related to our current or future clinical trials does not guarantee any particular outcome from regulatory review for such clinical trials.  For example, although we have obtained a Special Protocol Assessment ("SPA") agreement from the FDA for the Phase 3 clinical trial of fosmetpantotenate for the treatment of PKAN, this agreement does not guarantee any particular outcome from regulatory review.  The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, a SPA is not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, a SPA agreement is not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. Moreover, a SPA does not address all of the variables and details that may go into planning for or conducting a clinical trial, and changes in the protocol for a clinical trial can invalidate a SPA or require that the FDA agree in writing to the modified protocol. In addition, while a SPA addresses the requirements for submission of an NDA, the results of the related clinical trial may not support FDA approval. There can be no assurance that the Phase 3 clinical trial for fosmetpantotenate will demonstrate that fosmetpantotenate is safe and effective for treating PKAN or that the data will support an application for approval by the FDA.  In the third quarter of 2019, we plan to un-blind the data from our ongoing pivotal Phase 3 trial of fosmetpantontenate. If the results of this trial are not positive, or are not viewed sufficiently favorably, the market price of our common stock could decline significantly. In addition, following the initial 24 week study period, patients in this trial are eligible to participate in an open label extension.   Even if the initial un-blinded results from the trial are viewed positively, it is possible that negative consequences of the treatment could be observed in the future, which could adversely impact the regulatory and commercial prospects of fosmetpantontenate and our business may suffer.
In addition, in 2018, we initiated the following Phase 3 clinical trials of sparsentan: 1) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the “DUPLEX Study”), and 2) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of IgAN (the “PROTECT Study”).   We are conducting the DUPLEX Study and the PROTECT Study under the Subpart H pathway for potential accelerated approval in the US, and in the EU we plan to pursue potential Conditional Marketing Authorization, in both jurisdictions based on change in proteinuria.  Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints.   We expect that the FDA’s and EMA’s determination as to whether the sufficiency of the data supports an accelerated approval in either jurisdiction will be made during the application review process. There can be no assurance that even if we achieve statistical significance on the interim or primary endpoints for the DUPLEX Study and/or the PROTECT Study, as applicable, that the FDA or EMA will deem that sufficient to grant accelerated approval or Conditional Marketing Authorization.
Although we received feedback from the FDA at an End of Phase 2 meeting for the sparsentan FSGS program during which the FDA communicated that it was open to accepting a substantial treatment effect on proteinuria in the DUPLEX Study as a basis for accelerated approval pursuant to Subpart H of the FDA regulations and although we subsequently gained alignment that our statistical modeling supported initiating a Phase 3 trial that proceeds on the Subpart H pathway, there can be no guarantee that the data generated from the study will be sufficient to serve as the basis for an NDA filing, including an NDA under Subpart H for accelerated approval.  In addition, our statistical modeling that supports proceeding with the Duplex Study on the Subpart H pathway is based on data from other FSGS studies.  To the extent that the model population is not representative of the Duplex Study population, the FDA may not agree that the new results continue to support a Subpart H pathway. Furthermore, even if sparsentan is granted accelerated approval for FSGS, there can be no assurance that the post-marketing confirmatory data will support full approval of sparsentan as a treatment for FSGS.
Also, although we have reached agreement with the FDA regarding the initiation of the PROTECT Study and the trial began in December 2018, we continue to have regulatory interactions regarding certain details of the study.  There can be no assurance that the study will proceed as planned and there can be no guarantee that the data generated from the study will be sufficient to serve as the basis for an NDA filing, including an NDA under Subpart H for accelerated approval or support Conditional Marketing Authorization in the EU.   Furthermore, even if sparsentan is granted accelerated approval for IgAN, there can be no assurance that the post-marketing confirmatory data will support full approval of sparsentan as a treatment for IgAN.
In addition, because both the DUPLEX Study and PROTECT Study are evaluating the same compound for the treatment of chronic kidney diseases and utilizing similar endpoints, the risk of success or failure for the two studies may, depending on the outcomes of the studies, end up being correlated.
Even if we receive regulatory approval for any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
Any regulatory approvals that we receive for any product candidates may be subject to significant limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.
In addition, if the FDA or a comparable foreign regulatory authority approves any product candidates, those products will be subject to extensive and ongoing regulatory requirements, including for the manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, recordkeeping, conduct of potential post-marketing studies and post-market submission requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices and good clinical practices, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

•	restrictions on the marketing, manufacturing, or distribution of the product;

•	requirements to include additional warnings on the label;

•	requirements to create or enhance a medication guide outlining the risks to patients;

•	withdrawal of the product from the market;

•	voluntary or mandatory product recalls;

•	requirements to change the way the product is administered or for us to conduct additional clinical trials;

•	fines, warning or untitled letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	injunctions or the imposition of civil or criminal penalties; and

•	harm to our reputation.
For example, we have certain post-marketing requirements and commitments associated with Cholbam. Further, we face risks relating to the post marketing obligations and commercial acceptance of Cholbam, which was approved by the FDA on March 17, 2015. If the regulatory approval for Chenodal, Cholbam and/or Thiola are withdrawn for any reason, it would have a material adverse impact on our sales and profitability.
The independent clinical investigators and contract research organizations that we rely upon to conduct our clinical trials may not be diligent, careful or timely, and may make mistakes, in the conduct of our trials.
We depend on independent clinical investigators and contract research organizations (“CROs”) to conduct our clinical trials under agreements with us. The CROs play a significant role in the conduct of our clinical trials. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. The independent clinical investigators are not our employees and we cannot control the timing or amount of resources they devote to our studies. If their performance is substandard, it could delay or prevent approval of our FDA applications. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs allocate their resources to assist our competitors at our expense, it could harm our competitive position.
We have limited control over the development activities of Censa’s CNSA-001 program and our investment in Censa’s CNSA-001 program may be adversely affected.
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
The commercial success of our products Chenodal, Cholbam and Thiola depends on them being considered to be effective drugs with advantages over other therapies. A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing therapies, as well as the coverage and reimbursement policies of third-party payers, such as government and private insurance plans.
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
A number of recent regulatory and legislative initiatives have been introduced to encourage generic competition for pharmaceutical products, and if a generic version of any of our products enters the market, sales of that product would be negatively impacted.
Chenodal and Thiola are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining patent or nonpatent exclusivity. There have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products, including expedited review procedures for generic manufacturers and incentives designed to spur generic competition of branded drugs. Also, the FDA and the U.S. Federal Trade Commission have been focused on brand companies’ denial of drug supply to potential generic competitors for testing, and the U.S. Congress has been considering a legislatively defined private right of action under which generic companies could bring suit against companies who refuse access to product for bioequivalence testing. We cannot currently predict the specific outcome or impact on our business of such regulatory actions or legislation. In October 2018, we were named as a defendant in a lawsuit brought by a purported generic company seeking to acquire samples of Thiola in order to conduct bioequivalence studies.
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act (the “FDC Act”), a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA acceptance) of an ANDA or Section 505(b)(2) NDA. In addition, the FDC Act provides, subject to certain exceptions, a period during which an FDA-approved drug may be afforded orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or Section 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to enforce its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.
If a generic version of Chenodal, Thiola or any of our products is approved, sales of that product would be negatively impacted, which would have a material adverse impact on our sales and profitability.
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
We currently have no in-house distribution channels for Chenodal, Cholbam or Thiola and we are dependent on a third-party distributor, Dohmen Life Sciences Services, an Eversana Company, to distribute such products. We rely on this distributor for all of our proceeds from sales of Chenodal, Cholbam and Thiola in the United States. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of such products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another distributor on substantially similar terms, distribution of Chenodal, Cholbam and/or Thiola could become disrupted, resulting in lost revenues, provider dissatisfaction, and/or patient dissatisfaction.

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
Our current products and any products that we bring to the market, including fosmetpantotenate, sparsentan, CNSA-001 and L-UDCA, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our current products and product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the efficacy and potential advantages over alternative treatments;

•	the pricing of our product candidates;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third-party insurance coverage and reimbursement.
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
For products we develop based on a new chemical entity not previously approved by the FDA, we expect that in addition to the protection afforded by our patent filings that we will be able to obtain either five years regulatory exclusivity via the provisions of the FDC Act and possibly seven years regulatory exclusivity via the orphan drug provisions of the FDC Act. In addition, we may be able to obtain up to five years patent term extension (to compensate for regulatory approval delay) for a patent covering such a product.
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
We have negotiated a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of FSGS and IgAN. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we could lose our rights to sparsentan. We have obtained a U.S. and European patent covering the use of sparsentan for treating glomerulosclerosis, including FSGS, and a second U.S. patent covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. However, we cannot be certain that we will be able to obtain patent protection for various other potential indications for sparsentan, or whether, if granted, we would be able to enforce such patents.
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
We expect to rely on orphan drug exclusivity for fosmetpantotenate and sparsentan and potential future product candidates that we may develop. Orphan drug status currently confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. The FDA and EMA have granted orphan designation for Chenodal, fosmetpantotenate and sparsentan for the treatment of CTX, PKAN and FSGS, respectively. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling these molecules for the same indication beyond these time frames. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been judicial, Congressional, and political challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act of 2017 includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amends the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closes the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, the Centers for Medicare and Medicaid Services ("CMS") published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
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
A primary trend in the United States healthcare industry and elsewhere is toward cost containment. We expect the changes made by PPACA, other legislation impacting the Medicare program and the 340B program, and the increasing emphasis on managed care to continue to put pressure on pharmaceutical product pricing. As these concerns continue to grow over the need for tighter oversight, there remains the possibility that the Heath Resources and Services Administration or another agency under the HHS will propose regulations or that Congress will explore changes to the 340B program through legislation. For example, a bill was introduced in 2018 that would require hospitals to report their low-income utilization of the program. Further, the Centers for Medicare & Medicaid Services issued a final rule that would revise the Medicare hospital outpatient prospective payment system for calendar year 2019, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients at the hospital setting and recently announced the same change for physician-based practices under 340B in 2019. In addition, HHS has set January 1, 2019, as the effective date of the final rule setting forth the calculation of the ceiling price and application of civil monetary penalties. Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis. Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and proposed federal and enacted state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to the Federal Anti-Kickback Statute discount safe harbor .for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans,, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other potential proposals, may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and drug industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell drugs. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status for Cholbam and proprietary position with respect to fosmetpantotenate and sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render such potential products noncompetitive. Furthermore, competitors could enter the market with generic versions of our products.
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
We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. We have not completed development of any drugs and we anticipate that our expenses will increase substantially as we:

•	continue our ongoing clinical development of fosmetpantotenate for the treatment of PKAN;

•	continue the open label portion of DUET and conduct the planned Phase 3 trials of sparsentan indications;

•	continue funding the clinical development of CNSA-001 for PKU;

•	complete requirements necessary for an NDA filing of L-UDCA and;

•	assuming FDA approval, the commercial launch of the next generation of Thiola;

•	continue the research and development of additional product candidates;

•	expand our sales and marketing infrastructure to commercialize our current products and any new products for which we may obtain regulatory approval; and

•	expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
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
We are involved in certain litigation matters, including those described in Note 11 of the Consolidated Financial Statements included in this report. Although we intend to vigorously defend our interests in each matter, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such matters. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if we are successful in defending our interests in each matter, litigation with respect to such matters could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
We are also subject to regulation by national, regional, state and local agencies, including but not limited to the FDA, CMS, Department of Justice, the Federal Trade Commission, the HHS Office of Inspector General and other regulatory bodies. The FDC Act, Social Security Act, Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, clinical research, approval, production, labeling, sale, distribution, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government health care programs. Our manufacturing partners are subject to many of the same requirements.
Companies may not promote drugs for “off-label” uses-that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. However, a company may share truthful and not misleading information that is otherwise consistent with the product’s labeling. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.
Also, many states have similar fraud and abuse statutes or regulations, including state anti-kickback and false claims laws, that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Further, certain states require implementation of commercial compliance programs and marketing codes, compliance with the pharmaceutical industry’s voluntary compliance guidelines, and compliance with the applicable compliance guidance promulgated by the federal government. Other various state level requirements include restricting payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; restricting various marketing practices; requiring prescription drug companies to report expenses relating to the marketing and promotion of drug products;  requiring the posting of information relating to clinical studies and their outcomes; requiring the registration of sales representatives; requiring the reporting of certain information related to drug pricing; and requiring drug manufacturers to track and report information related to payments, gifts, compensation, and other items of value to physicians and other healthcare providers.
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA. International data protection laws also impose strict obligations on the ability to process health related and other personal information of citizens of member states, including in relation to collection, analysis and transfer. The EU General Data Protection Regulation was officially adopted in April 2016 and has been in effect since May 2018. The EU General Data Protection Regulation introduced new data protection requirements in the European Union, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Additionally, California recently enacted legislation known as the California Consumer Privacy Act (the “CCPA”), which creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.
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
Comprehensive tax reform could adversely affect our business and financial condition.

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
As of December 31, 2018, we had federal net operating loss, or NOL, carryforwards of $36.5 million. Our federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act of 2017, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act of 2017. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change limitation in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
As a result, our pre-2018 NOL carryforwards may expire prior to being used, and our NOL carryforwards generated in 2018 and thereafter will be subject to a percentage limitation.  In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes, which would harm our future operating results by effectively increasing our future tax obligations.
We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.
We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business.  The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks.  Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public.  Cyber-attacks are increasing in their frequency, sophistication and intensity.  Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability.  Our business partners face similar risks and any security breach of their systems could adversely affect our security posture.  A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue.  Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property.  While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.  In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

Risks Related to our Indebtedness and Investments
Our indebtedness could adversely affect our financial condition.
As of December 31, 2018, we had approximately $298.6 million of total debt outstanding, classified as short and long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2019 Notes and 2025 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
We may be unable to raise the funds necessary to repurchase the 2019 Notes and 2025 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2019 Notes and 2025 Notes or pay cash upon their conversion.
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
Provisions of the 2019 Notes and 2025 Notes could discourage an acquisition of us by a third party.
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
ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to Note 11 of the Consolidated Financial Statements included in this report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed for quotation on the Nasdaq Global Market under the trading symbol “RTRX” and is part of the Nasdaq Biotechnology Index (Nasdaq: NBI).
As of February 25, 2019, the last reported sale price of our Common Stock as reported by the Nasdaq was $21.39.
As of February 25, 2019, we had approximately 192 holders of record of our common stock.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
1/10/14
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
Retrophin, Inc.
Nasdaq Composite
Nasdaq Biotechnology

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
Selected historical financial data (in thousands, except share and per share amounts):

	For the year ended December 31,
Consolidated Statement of Operations:	2018	2017	2016	2015	2014
Net product sales	$164,246	$154,937	$133,591	$99,892	$28,203
Total operating expenses	244,286	208,728	191,805	150,640	108,011
Operating loss	(80,040)	(53,791)	(58,214)	(50,748)	(79,808)
Total other income (expenses), net	(21,827)	(4,572)	632	156,215	(33,590)
Income (Loss) before benefit (provision) for income taxes	(101,867)	(58,363)	(57,582)	105,467	(113,398)
Income tax benefit (provision)	(811)	(1,368)	9,679	11,770	2,460
Net income (loss)	$(102,678)	$(59,731)	$(47,903)	$117,237	$(110,938)
Per Share Data:
Net Income (loss) per common share, basic	$(2.54)	$(1.54)	$(1.29)	$3.49	$(4.43)
Net Income (loss) per common share, diluted	$(2.54)	$(1.54)	$(1.29)	$3.17	$(4.43)
Weighted average common shares outstanding, basic	40,433,171	38,769,816	36,997,865	33,560,249	25,057,509
Weighted average common shares outstanding, diluted	40,433,171	38,769,816	38,288,012	37,581,439	25,057,509

	As of December 31,
Balance Sheet data:	2018	2017	2016	2015	2014
Cash, cash equivalents and marketable securities	$471,541	$300,630	$255,873	$229,604	$27,760
Working capital (deficit)	391,057	240,139	249,090	214,951	(70,205)
Total assets	709,160	520,346	525,282	512,264	134,973
Long-term debt	195,091	45,077	44,422	43,766	42,790
Total stockholders’ equity (deficit)	$318,253	$293,134	$307,767	$299,971	$(37,251)
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
Research and Development Programs:
Fosmetpantotenate
We are evaluating fosmetpantotenate, a novel small molecule, in a Phase 3 clinical study as a potential treatment for PKAN. PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Symptoms of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect up to 5,000 patients worldwide. There are currently no viable treatment options for patients with PKAN. Fosmetpantotenate is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries.
In 2015 and 2016 we filed an IND, completed the Phase I clinical trial and obtained both orphan drug and fast track designation in the United States. Additionally, we received orphan drug designation in the European Union and reached an agreement with the FDA under the SPA process for a Phase 3 clinical trial for PKAN.
In the fourth quarter of 2018, the pivotal Phase 3 FORT study of fosmetpantotenate in PKAN completed patient enrollment. The FORT Study is designed to be registration-enabling in the U.S. and Europe, and we expect top-line data to become available in the third quarter of 2019.
Sparsentan
Sparsentan is an investigational product candidate with a dual mechanism of action, a potent ARB and a selective ERA, with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand and BMS (who referred to it as DARA). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:

•
FSGS, a leading cause of end-stage renal disease and NS. There are currently no FDA approved pharmacologic treatments for FSGS and off-label treatments are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States with approximately half of them being candidates for sparsentan. In 2015 and 2016 we received orphan drug designation in the United States and European Union and generated positive data from our Phase 2 DUET study in FSGS. In the second quarter of 2018, we announced the initiation of the Phase 3 DUPLEX study of sparsentan in FSGS, and enrollment continues. This pivotal DUPLEX Study is designed to include an interim analysis of modified partial remission of proteinuria. We expect that successful achievement of this endpoint will serve as the basis for Subpart H accelerated submission of sparsentan in the United States and CMA consideration in Europe. The confirmatory endpoint of the study will compare changes in slope of estimated glomerular filtration rate, or eGFR. Top-line data from the interim analysis are expected to become available in the second half of 2020.

•
IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In the fourth quarter of 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, pivotal Phase 3 clinical trial evaluating the long-term nephroprotective potential of sparsentan for the treatment of IgAN. This PROTECT Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in approximately 280 patients with IgAN aged 18 years or older. The primary efficacy endpoint in the PROTECT Study is the change in proteinuria (urine protein-to-creatinine ratio) from baseline after 36 weeks of treatment. We expect that successful achievement of this endpoint will serve as the basis for submission of an NDA for sparsentan for the treatment of IgAN under the Subpart H accelerated submission pathway in the U.S. and CMA consideration in Europe. Secondary efficacy endpoints include change in eGFR from baseline to four weeks post-cessation of randomized treatment, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment. Top-line data from the primary endpoint are expected to become available in the first half of 2022.

CNSA-001
Effective in the first quarter of 2018, we entered into a Future Acquisition Right and Joint Development Agreement with Censa. Pursuant to the agreement, we agreed to fund certain development activities of Censa’s CNSA-001 program, in an aggregate amount expected to be approximately $17 million through proof of concept, and has the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger (the “Merger Agreement”). In exchange for the Option, we paid Censa $10 million, and an additional $5 million upon Censa’s completion of a specified development milestone set forth in the Option Agreement.
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
Censa, a privately held biotechnology company focused on developing therapies for the orphan metabolic diseases, is developing CNSA-001 for the treatment of phenylketonuria (PKU). CNSA-001 is an orally bioavailable form of a natural precursor of BH4 with the potential to provide improved Phe reduction in patients with PKU when compared to BH4. Preclinical research has suggested CNSA-001 may provide improved bioavailability, plasma stability and tissue exposure, leading to higher intracellular BH4 levels and subsequent greater Phe reduction when compared to the current standard of care in PKU. In pre-clinical models, CNSA-001 has also shown an ability to cross the blood-brain barrier which, if supported by clinical data, may lead to broader utility in additional indications such as primary BH4 deficiency (PBD) and Segawa syndrome.

PKU is a rare, genetic metabolic condition in which the body cannot breakdown Phe due to a missing or defective phenylalanine hydroxylase (PAH) enzyme. High Phe levels can lead to developmental and physical growth delay, executive function impairment, seizures, and microcephaly caused by toxic Phe accumulation in the brain. PKU is typically diagnosed at birth.
Censa is currently conducting a Phase 2 proof-of-concept study evaluating CNSA-001 in patients with PKU, and we expect top-line data to become available to us during the second quarter of 2019.
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
Chenodal administration is known to reduce biliary cholesterol and the dissolution of radiolucent gallstones through suppression of hepatic synthesis of cholesterol, cholic acid and deoxycholic acid in the bile pool. Chenodal was first approved by the FDA in 1983 for the management of gallstones but its marketing was later discontinued due to lack of commercial success. In 2009, Nexgen Pharma Inc.'s ANDA for Chenodal was approved by the FDA for the treatment of gallstones. Chenodal is manufactured under this ANDA. In 2010, Chenodal was granted orphan drug designation for the treatment of CTX, a rare autosomal recessive lipid storage disease. We acquired Chenodal in March 2014.
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
Cholbam (cholic acid capsules)
The FDA approved Cholbam (cholic acid capsules) in March 2015, the first FDA approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisomal disorders (including Zellweger spectrum disorders).  The effectiveness of Cholbam has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders. An estimated 200 to 300 patients are current candidates for therapy.
Thiola (tiopronin tablets)
Thiola is approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The prevalence of cystinuria in the United States is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the United States that would be candidates for Thiola. We are currently developing a new, more patient-friendly, formulation which has a PDUFA target action date of June 30, 2019.
Financial Overview
Research and Development Costs
Research and development costs include expenses related to sparsentan, fosmetpantotenate, CNSA-001 and our other pipeline programs. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, non-

cash share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery methods, and associated overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
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
We currently have three Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support studies. As such, clinical trial expenses will vary depending on the all the factors set forth above and may fluctuate significantly from quarter to quarter.
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
The following table summarizes our research and development expenses during the years ended December 31, 2018, 2017 and 2016. The internal costs include personnel, facility costs, and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses primarily include third-party contract costs relating to clinical trial activities, nonclinical studies and manufacturing.

	For the Year Ended December 31,
		(in thousands)
	2018	2017	2016
External service provider costs:
Fosmetpantotenate	$21,330	$16,571	$12,625
Sparsentan	39,826	20,237	21,064
Censa	16,831	—	—
Other product candidates	242	331	1,407
General	16,258	15,827	10,958
Total external service provider costs:	94,487	52,966	46,054
Internal personnel costs:	29,270	25,202	24,768
Total research and development	$123,757	$78,168	$70,822

We expect our research and development expenses to increase during fiscal 2019 as we focus on clinical trials for our key product candidates, advance our discovery research projects into the preclinical stage and continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming.
Most of our product development programs are in clinical trials which are highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to project. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical trials of our product candidates, or if and to what extent we will generate revenues, if any, from the commercialization and sale of any of our product candidates.
Selling, General and Administrative
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
Other Income/Expenses

Other income/expenses consists of interest income and expense, finance expense, loss on the extinguishment of debt, change in fair value of derivative instruments and miscellaneous other income/expenses.
License Agreements
Ligand License Agreement
In 2012, we entered into a license agreement with Ligand, granting us a worldwide license for the development, manufacture and commercialization of sparsentan, which we are developing in connection with the treatment of FSGS. Under the license agreement, Ligand granted us a sublicense under certain of its patents and other intellectual property in connection with the development and commercialization of sparsentan. Under the license agreement, Ligand is obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by Ligand and relating to or useful for developing sparsentan. We must use commercially reasonable efforts to develop and commercialize sparsentan in specified major market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products.
As consideration for the license, we are required to make payments upon the achievement of certain milestones, totaling up to $114.1 million. Should we commercialize sparsentan or any products containing any of the licensed compounds, we will be obligated to pay Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. Through 2018, we made milestone payments to Ligand of $7.2 million under the license agreement.
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
Thiola License Agreement
In 2014, we entered into a license agreement with Mission, pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. We paid Mission an up-front license fee of $3.0 million and will pay guaranteed minimum royalties during each calendar year the greater of $2.0 million or 20% of our net sales of Thiola in the United States and Canada.
In October 2015, the license agreement was amended to allow for us to secure enough API to ensure an adequate level of safety stock to prevent an interruption in the supply of Thiola and to prepare for a reformulation development project.
In March 2016, the license agreement was amended to, among other things, include a new formulation development project for tiopronin tablets.
In November 2017, we amended the license agreement to extend the term through May of 2029.
In November 2018, the license agreement was amended to extend the territorial rights beyond the United States and Canada. As consideration for the expanded territory we paid an up-front fee of $0.3 million and will pay guaranteed minimum royalties equaling the greater of $0.1 million or 20% of our Thiola net sales generated from outside of the United States during each calendar year.
See Note 9 to Consolidated Financial Statements for further discussion.
Results of Operations
Net Product Sales
The following table provides information regarding net product sales (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change	2017	2016	Change
Thiola	$89,176	$82,311	$6,865	$82,311	$71,199	$11,112
Bile acid products	75,070	72,626	2,444	72,626	62,392	10,234
Total net product revenues	$164,246	$154,937	$9,309	$154,937	$133,591	$21,346
Net product sales for the years ended December 31, 2018, 2017 and 2016 were $164.2 million, $154.9 million and $133.6 million, respectively, and consisted of sales of Thiola, Chenodal and Cholbam ("Bile acid products"), less allowances for government and commercial rebates and patient assistance programs.
The increase in net product sales for the year ended December 31, 2018 as compared to the same period in 2017, is due to increased patient counts for all products.
The increase in net product sales for the year ended December 31, 2017 as compared to the same period in 2016, is due to increased patient counts for all products.
We use a direct-to-patient distributor. Under this distribution model, we record revenues when customers take control of the product (at delivery).

Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change	2017	2016	Change
Cost of goods sold	$5,527	$3,605	$1,922	$3,605	$4,554	$(949)
Research and development	123,757	78,168	45,589	78,168	70,822	7,346
Selling, general and administrative	103,654	101,333	2,321	101,333	91,941	9,392
Change in fair value of contingent consideration	11,590	19,389	(7,799)	19,389	18,383	1,006
Restructuring	(242)	3,608	(3,850)	3,608	893	2,715
Legal fee settlement	—	2,625	(2,625)	2,625	5,212	(2,587)
	$244,286	$208,728	$35,558	$208,728	$191,805	$16,923
2018 versus 2017 results
Operating expenses for the year ended December 31, 2018, were $244.3 million compared to $208.7 million for the year ended December 31, 2017, an increase of $35.6 million.
Cost of goods sold increased by $1.9 million due primarily to higher inventory reserves.
Research and development costs increased by $45.6 million due to ongoing clinical trials for sparsentan, fosmetpantotenate and CNSA-001, and non-clinical studies to support the clinical trials.
Selling, general and administrative expenses increased by $2.3 million, which reflects additional marketing initiatives to support our commercial portfolio and corporate initiatives.
The following table provides the change in the fair value of contingent consideration of $7.8 million, which was due to changes in revenue forecasts, discount factors and timing of payments (in thousands):

	Year Ended December 31,
	2018	2017	Change
Chenodal	$6,556	$13,446	$(6,890)
Cholbam	4,034	11,643	(7,609)
L-UDCA	1,000	(5,700)	6,700
	$11,590	$19,389	$(7,799)
Restructuring expense decreased $3.9 million as we completed the consolidation of our research and development function to San Diego in 2017.
Legal fee settlement expense of $2.6 million in 2017 relates to amounts we advanced for legal fees to our former Chief Executive Officer in defense of litigation for his actions while holding that title. See Note 11 to the Consolidated Financial Statements for further discussion.
2017 versus 2016 results
Our operating expenses for the year ended December 31, 2017 were $208.7 million compared to $191.8 million for the year ended December 31, 2016, an increase of $16.9 million.
Cost of goods sold decreased by $0.9 million due to higher inventory reserves and a one-time termination fee from a distribution partner in 2016, partially offset by increased product sales.
Research and development costs increased by $7.3 million due to costs associated with clinical trial activity for fosmetpantotenate and sparsentan, and non-clinical studies to support the clinical trials.
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
Restructuring expense increased $2.7 million due to the consolidation of our research and development function to San Diego in 2017.
Legal fee settlement expense of $2.6 million relates to amounts we advanced for legal fees to our former Chief Executive Officer in defense of litigation for his actions while holding that title. See Note 11 to the Consolidated Financial Statements for further discussion.
Other Income/Expenses
The following table provides information regarding other income (expenses) (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change	2017	2016	Change
Other income (expense), net	$(474)	$1,107	$(1,581)	$1,107	$(264)	$1,371
Interest income	5,499	3,234	2,265	3,234	3,975	(741)
Interest expense	(9,810)	(4,422)	(5,388)	(4,422)	(4,734)	312
Loss on extinguishment of debt	(17,042)	—	(17,042)	—	—	—
Change in fair value of derivative instruments	—	(4,491)	4,491	(4,491)	1,655	(6,146)
	$(21,827)	$(4,572)	$(17,255)	$(4,572)	$632	$(5,204)
Other expense for the year ended December 31, 2018 was $21.8 million compared to other expense of $4.6 million for the year ended December 31, 2017, which represents an increase of $17.3 million. The change was primarily attributable to the loss on the partial extinguishment of our 4.5% senior convertible notes due in 2019 and the increase in interest expense related to the 2.50% senior convertible notes due 2025, offset by a loss on the change in fair value of derivative instruments from 2017.
Other expense for the year ended December 31, 2017 was $4.6 million compared to other income of $0.6 million for the year ended December 31, 2016, which represents a variance of $5.2 million. The change was primarily attributable to the change in fair value of derivative instruments, driven by changes in our stock price.
Income Tax Benefit (Provision):
We follow ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized.
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
Tax expense for fiscal 2018 of $0.8 million decreased from the fiscal 2017 tax expense of $1.4 million primarily due to the impacts from the Tax Act of 2017.
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

For the years ended December 31, 2018 and 2017, we had the following financial performance (in thousands):

	December 31, 2018	December 31, 2017
Revenue	$164,246	$154,937
Net loss	(102,678)	(59,731)
Cash & cash equivalents	102,873	99,394
Short term investments	368,668	201,236
Accumulated deficit	(270,017)	(177,655)
Stockholders' equity	318,253	293,134
Working capital	$391,057	$240,139
Working capital ratio	4.74	3.80
Borrowings
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of ours and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses payable by us. A portion of the net proceeds from the 2025 Notes were used by us to repurchase $23.4 million aggregate principal amount of its then-outstanding 4.5% senior convertible notes due in 2019 in privately-negotiated transactions.
The initial conversion rate for the 2025 Notes is 25.7739 shares of our common stock per $1,000 principal amount of 2025 Notes, which represents an initial conversion price of approximately $38.80 per share. If a “make-whole fundamental change” (as defined in the 2025 Indenture) occurs, then we will, in certain circumstances, increase the conversion rate for a specified period of time.
The 2025 Notes will be redeemable, in whole or in part, at our option at any time, and from time to time, on or after September 15, 2022 and, in the case of any partial redemption, on or before the 40th scheduled trading day before the Maturity Date, at a cash redemption price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice. If a fundamental change (as defined in the 2025 Indenture) occurs, then, subject to certain exceptions, holders may require us to repurchase their 2025 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance was 7.7%.
Convertible Senior Notes Due 2019
On May 29, 2014, we entered into a Note Purchase Agreement relating to a private placement by us of $46.0 million aggregate principal senior convertible notes due in 2019 (the “2019 Notes”) which are convertible into shares of our common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The 2019 Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with their terms, and there are no contractual payments due prior to that date. If the debt holders convert we would be required to issue 1,297,530 shares of common stock assuming that we had not undergone a fundamental change.
In September 2018, we used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $23.4 million aggregate principal value of the 2019 Notes in privately-negotiated transactions for approximately $40.2 million in cash. The partial repurchase of the 2019 Notes resulted in a $17.0 million loss on early extinguishment of debt, reflected in the Consolidated Statement of Operations and Comprehensive Income (Loss). At December 31, 2018, approximately $22.6 million of principal remained outstanding on the 2019 Notes.
Interest Expense
Total interest expense recognized for the years ended December 31, 2018, 2017 and 2016 was $9.8 million, $4.4 million, and $4.7 million, respectively.
License Agreement Obligations
See discussion above under the header "License Agreements".
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for the near term. This belief is based on many factors; however, some factors are beyond our control. Factors affecting our financing requirements include, but are not limited to:

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
Cash Flows
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$(24,958)	$7,403	$(3,441)
Net cash provided by (used in) investing activities	(203,291)	45,602	10,370
Net cash provided by (used in) financing activities	231,863	5,445	(3,849)
Net increase in cash	3,614	58,450	3,080
Effect of exchange rate changes on cash	(135)	(58)	117
Cash & cash equivalents, beginning of period	99,394	41,002	37,805
Cash & cash equivalents, end of period	$102,873	$99,394	$41,002
Management considers marketable securities to be available to fund current operations, and they are classified as available for sale and included within current assets in our Consolidated Balance Sheets. Therefore, cash on-hand includes marketable securities and was $471.5 million as of December 31, 2018.
Cash Flows from Operating Activities
Operating activities used $25.0 million of cash during the year ended December 31, 2018 compared to $7.4 million of cash provided for the year ended December 31, 2017. After excluding non-cash adjustments, the variance is primarily due to changes in operating accounts, payments related to the change in fair value of contingent consideration, and increased research and development expenses.
Operating activities provided $7.4 million of cash during the year ended December 31, 2017 compared to $3.4 million of cash used for the year ended December 31, 2016. After excluding non-cash adjustments, the variance is primarily due to increased product sales exceeding increased operating expenses.
Cash Flows from Investing Activities
Cash used by investing activities for the year ended December 31, 2018 was $203.3 million compared to $45.6 million of cash provided for the year ended December 31, 2017. The variance of $248.9 million was primarily driven by the proceeds from the issuance of the 2025 Notes being invested in marketable securities, offset by higher maturities for marketable securities in 2018 and proceeds from the final note receivable payment of $47.5 million in 2017.
Cash provided by investing activities for the year ended December 31, 2017 was $45.6 million compared to $10.4 million of cash provided for the year ended December 31, 2016. The variance of $35.2 million is primarily due to proceeds from the maturity of the note receivable being retained in cash in 2017 versus being used to purchase marketable securities in 2016.
Cash Flows from Financing Activities
For the year ended December 31, 2018, cash provided by financing activities was $231.9 million compared to cash provided of $5.4 million during the year ended December 31, 2017. The variance is primarily due to net proceeds received from the issuance of the 2025 Notes offset by the repurchase of the 2019 Notes.

For the year ended December 31, 2017, cash provided by financing activities was $5.4 million compared to cash used of $3.8 million during the year ended December 31, 2016. The variance is primarily due to lower contingent consideration payments in 2017, as well as an $8.0 million payment in 2016 for a sales related milestone for Cholbam achieved in the third quarter of that year.
Contractual Commitments
The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$14,025	$2,343	$4,899	$5,198	$1,585
Note payable, including contractual interest	367,351	32,014	18,000	18,000	299,337
Sales support services	2,221	416	833	833	139
Product supply contracts	7,710	4,365	2,355	990	—
Purchase order commitments	261	261	—	—	—
	$391,568	$39,399	$26,087	$25,021	$301,061
Critical Accounting Policies and Estimates
See Note 2 to the Consolidated Financial Statements for discussion.
Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for discussion.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to changes in interest rates. As of December 31, 2018, we had cash equivalents and marketable securities of approximately $471.5 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a one percent change in interest rates would have approximately a $2.4 million impact on our investments. We carry our investments based on publicly available information.
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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2018. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2018, which is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Retrophin, Inc.
San Diego, California
Opinion on Internal Control over Financial Reporting
We have audited Retrophin, Inc. and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/BDO USA, LLP
San Diego, California
February 26, 2019

ITEM 9B.    OTHER INFORMATION
Executive Compensation
On February 25, 2019, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) approved the following 2018 performance-based bonuses for our executive officers pursuant to the 2018 Executive Officer Annual Bonus Plan.
•Laura Clague, our Chief Financial Officer, was granted a performance-based bonus equal to $185,150;
•Neil McFarlane, our Chief Operating Officer, was granted a performance-based bonus equal to $228,436;
•Noah Rosenberg, our Chief Medical Officer, was granted a performance-based bonus equal to $97,750 (pro-rated amount for partial year of service);
•William Rote, our SVP, Research & Development, was granted a performance-based bonus equal to $194,258; and
•Elizabeth Reed, our SVP, General Counsel and Corporate Secretary, was granted a performance-based bonus equal to $161,000.
Additionally, on February 25, 2019, the Compensation Committee approved the following annual base salary increases for our executive officers:

•	Laura Clague had her annual base salary increased to $422,625;

•	Neil McFarlane had his annual base salary increased to $511,498;

•	Noah Rosenberg had his annual base salary increased to $433,500;

•	William Rote had his annual base salary increased to $434,969; and

•	Elizabeth Reed had her annual base salary increased to $400,000.
Eric Dube, our President and Chief Executive Officer, joined the Company in 2019 and therefore was not eligible for a 2018 cash bonus or a 2019 annual base salary increase.
2019 Executive Officer Annual Bonus Plan
On February 25, 2019, the Compensation Committee approved the adoption of the 2019 Retrophin, Inc. Executive Officer Annual Bonus Plan (the “Bonus Plan”). Each participant in the Bonus Plan has been assigned a target bonus percentage of such participant’s current base salary for 2019. Pursuant to the terms of the Bonus Plan, the target bonus percentage is set at 60% of base salary for our Chief Executive Officer and 50% of base salary for our other executive officers.
The amount payable to our Chief Executive Officer under the Bonus Plan will be based entirely on the determination by the Compensation Committee or the Board of the achievement by the Company of corporate performance goals. The amounts payable to each other executive officer participant under the Bonus Plan will be apportioned to 75% based on the determination by the Compensation Committee or the Board of the achievement by the Company of corporate performance goals and 25% based on the determination of the individual performance of the respective executive officer. Depending on actual corporate performance during 2019, the Compensation Committee or the Board may, in their sole discretion, determine a corporate goal achievement percentage under the Bonus Plan within a range between 0% and 150%.
The corporate performance goals under the Bonus Plan for 2019 relate to (i) total revenues, (ii)  business development objectives, (iii) CMC/manufacturing objectives for our development and commercial stage programs,(iv) progress of the sparsentan Phase 3 FSGS clinical trial, (v) progress of the  sparsentan Phase 3 IGA nephropathy trial, (vi) progress of the fosmetpantotenate program, (vii) commercial objectives, and (viii) objectives related to the investment community.
The foregoing description of the terms of the Bonus Plan is qualified in its entirety by reference to the Bonus Plan, a copy of which is attached hereto as Exhibit 10.32 and is incorporated herein by reference.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

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

4.2	Form of Indenture for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).
4.3	Form of Note for 2019 Notes, dated May 30, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2014).
4.4
Base Indenture, dated September 10, 2018, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 10, 2018).

4.5
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

10.6	Retrophin, Inc. 2014 Incentive Compensation Plan as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
10.7+
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

10.13+
Amendment No. 3 to Sublicense Agreement dated as of February 27, 2015, between Retrophin, Inc. and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.14+
Asset Purchase Agreement dated January 10, 2015 by and between Retrophin, Inc. and Asklepion Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.15†
Employment Agreement, dated August 15, 2016, by and between Retrophin, Inc. and Neil McFarlane (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2016).

10.16+
Amendment One to the Third Amendment to Trademark License and Supply Agreement, dated September 12, 2016, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2016).

10.17+	Amendment Two to the Third Amendment to Trademark License and Supply Agreement, dated November 3, 2017, by and between the Company and Mission Pharmacal Company.
10.18+
Third Amendment to Trademark License and Supply Agreement dated as of March 17, 2016, between Retrophin Inc. and Mission Pharmacal. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2016).

10.19	Fourth Amendment to Trademark License and Supply Agreement dated as of November 28, 2018, between Retrophin Inc. and Mission Pharmacal.
10.20+
Asset Purchase Agreement dated as of June 9, 2016 between Retrophin, Inc. and Asklepion Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016).

10.21	Retrophin, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed with the SEC on May 18, 2017).
10.22†
Amendment to Employment Agreement, entered into as of April 11, 2017 and modifies the Employment Agreement dated March 2, 2015, by and between Retrophin, Inc. and Laura M. Clague (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2017).

10.23†
Amendment to Employment Agreement, entered into as of April 11, 2017 and modifies the Employment Agreement dated August 15, 2016, by and between Retrophin, Inc. and Neil McFarlane (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2017).

10.24	Retrophin, Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed with the SEC on May 18, 2017)
10.25
Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.26
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Inducement Grant Outside of 2015 Equity Incentive Plan(incorporated by reference to Exhibit 99.4 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.27
Retrophin, Inc. 2018 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement and Exercise Notice, Form of Restricted Stock Unit Award Agreement for use thereunder. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2018)

10.28	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)
10.29
Amendment No. 5 to Sublicense Agreement dated as of March 20, 2018, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.3
Employment Agreement, dated February 13, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and William Rote (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.31
Employment Agreement, dated February 6, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and Elizabeth E. Reed (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.32†	2019 Retrophin, Inc. Executive Officer Annual Bonus Plan.
10.33†	Retirement Agreement, dated January 4, 2019, by and between the Company and Stephan Aselage.
10.34†	Employment Agreement, dated January 4, 2019, by and between the Company and Eric M. Dube.
10.35†	Employment Agreement, dated July 26, 2018, by and between the Company and Noah Rosenberg, M.D.
21.1	List of subsidiaries of the Company.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (see signature page hereto).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Taxonomy Extension Presentation Linkbase Document.

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

Date: February 26, 2019	RETROPHIN, INC.

	By:	/s/ Eric M. Dube
Name: Eric M. Dube
Title: Chief Executive Officer

	By:	/s/ Laura Clague
Name: Laura Clague
Title: Chief Financial Officer
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Eric Dube and Laura Clague, and each of them, as his attorneys-in-fact and agents, each with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. Dube	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
Eric M. Dube

/s/ Laura Clague	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2019
Laura Clague

/s/ Stephen Aselage	Director
Stephen Aselage		February 26, 2019

/s/ Roy D. Baynes	Director
Roy D. Baynes		February 26, 2019

/s/ Timothy Coughlin	Director
Timothy Coughlin		February 26, 2019

/s/ John Kozarich	Director
John Kozarich		February 26, 2019

/s/ Gary Lyons	Director
Gary Lyons		February 26, 2019

/s/ Jeffrey A. Meckler	Director
Jeffrey A. Meckler		February 26, 2019

/s/ John A. Orwin	Director
John A. Orwin		February 26, 2019

/s/ Ron Squarer	Director
Ron Squarer		February 26, 2019

RETROPHIN, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Retrophin, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Retrophin, Inc (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Derivative Financial Instruments, Warrants
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for certain financial instruments with down round features in 2018 due to the adoption of ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features.

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
New York, New York
February 26, 2019

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$102,873	$99,394
Marketable securities	368,668	201,236
Accounts receivable, net	14,490	13,872
Inventory, net	5,619	5,351
Prepaid expenses and other current assets	2,312	3,112
Prepaid taxes	1,716	2,842
Total current assets	495,678	325,807
Property and equipment, net	3,146	3,230
Other assets	7,709	5,556
Investment-equity	15,000	—
Intangible assets, net	186,691	184,817
Goodwill	936	936
Total assets	$709,160	$520,346
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,954	$18,938
Accrued expenses	49,695	36,018
Guaranteed minimum royalty, short term	2,100	2,000
Other current liabilities	4,065	3,902
Business combination-related contingent consideration	19,350	9,100
Convertible debt	22,457	—
Derivative financial instruments, warrants	—	15,710
Total current liabilities	104,621	85,668
Convertible debt	195,091	45,077
Other noncurrent liabilities	4,496	2,472
Guaranteed minimum royalty, long term	13,049	13,095
Business combination-related contingent consideration, less current portion	73,650	80,900
Total liabilities	390,907	227,212
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 41,389,524 and 39,373,745 issued and outstanding as of December 31, 2018 and 2017, respectively	4	4
Additional paid-in capital	589,795	471,800
Accumulated deficit	(270,017)	(177,655)
Accumulated other comprehensive loss	(1,529)	(1,015)
Total stockholders' equity	318,253	293,134
Total liabilities and stockholders' equity	$709,160	$520,346
The accompanying notes are an integral part of these consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Net product sales	$164,246	$154,937	$133,591
Operating expenses:
Cost of goods sold	5,527	3,605	4,554
Research and development	123,757	78,168	70,822
Selling, general and administrative	103,654	101,333	91,941
Change in fair value of contingent consideration	11,590	19,389	18,383
Restructuring	(242)	3,608	893
Legal fee settlement	—	2,625	5,212
Total operating expenses	244,286	208,728	191,805
Operating loss	(80,040)	(53,791)	(58,214)
Other Income (expense), net:
Other income (expense), net	(474)	1,107	(264)
Interest income	5,499	3,234	3,975
Interest expense	(9,810)	(4,422)	(4,734)
Loss on extinguishment of debt	(17,042)	—	—
Change in fair value of derivative instruments	—	(4,491)	1,655
Total other income (expense), net	(21,827)	(4,572)	632
Loss before benefit (provision) for income taxes	(101,867)	(58,363)	(57,582)

Income tax benefit (provision)	(811)	(1,368)	9,679

Net loss	$(102,678)	$(59,731)	$(47,903)
Net loss per common share:
Basic	$(2.54)	$(1.54)	$(1.29)
Diluted	$(2.54)	$(1.54)	$(1.29)
Weighted average common shares outstanding:
Basic	40,433,171	38,769,816	36,997,865
Diluted	40,433,171	38,769,816	38,288,012

Comprehensive loss:
Net loss	$(102,678)	$(59,731)	$(47,903)
Foreign currency translation gain (loss)	39	(339)	93
Unrealized gain (loss) on marketable securities	(553)	(186)	99
Comprehensive loss	$(103,192)	$(60,256)	$(47,711)
The accompanying notes are an integral part of these consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE - DECEMBER 31, 2015	36,465,853	$4	$365,802	$(682)	$(65,153)	$299,971
Share based compensation	—	—	29,102	—	—	29,102
Legal fee settlement-short swing profit recovery	—	—	2,025	—	—	2,025
Exercise of warrants and reclassification of derivative liability	898,633	—	20,720	—	—	20,720
Unrealized gain/(loss) on marketable securities	—	—	—	99	—	99
Foreign currency translation adjustments	—	—	3	93	—	96
Issuance of common shares under the equity incentive plan	542,183	—	4,016	—	—	4,016
Tax shortfall from stock option exercises	—	—	(359)	—	—	(359)
Net loss	—	—	—	—	(47,903)	(47,903)
BALANCE - DECEMBER 31, 2016	37,906,669	4	421,309	(490)	(113,056)	307,767
Adoption of ASU 2016-16 required de-recognition of intra-company deferred tax assets	—	—	—	—	(4,868)	(4,868)
Share based compensation	—	—	26,645	—	—	26,645
Exercise of warrants and reclassification of derivative liability	607,481	—	14,866	—	—	14,866
Unrealized gain/(loss) on marketable securities	—	—	—	(186)	—	(186)
Foreign currency translation adjustments	—	—		(339)	—	(339)
Issuance of common shares under the equity incentive plan and proceeds from exercise.	819,573	—	8,087	—	—	8,087
ESPP stock purchase and expense	40,022	—	893	—	—	893
Net loss	—	—	—	—	(59,731)	(59,731)
BALANCE - DECEMBER 31, 2017	39,373,745	4	471,800	(1,015)	(177,655)	$293,134
Adoption of ASU 2017-11 - reclassification of derivative liability of warrants with down round provisions	—	—	5,394	—	10,316	15,710
Share based compensation	—	—	19,494	—	—	19,494
Exercise of warrants	1,036,054	—	5,305	—	—	5,305
Unrealized gain/(loss) on marketable securities	—	—	—	(553)	—	(553)
Foreign currency translation adjustments	—	—	—	39	—	39
Issuance of common shares under the equity incentive plan and proceeds from exercise.	892,713	—	10,588	—	—	10,588
ESPP stock purchase and expense	87,012	—	2,269	—	—	2,269
Convertible debt issue	—	—	74,945	—	—	74,945
Net loss	—	—	—	—	(102,678)	(102,678)
BALANCE - DECEMBER 31, 2018	41,389,524	$4	$589,795	$(1,529)	$(270,017)	$318,253
The accompanying notes are an integral part of these consolidated financial statements

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(102,678)	$(59,731)	$(47,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,668	17,804	16,135
Deferred income tax	—	(6,425)	(22,661)
Settlement expense	—	2,625	5,212
Loss on extinguishment of debt	17,042	—	—
Loss on allowance for inventory	2,457	609	262
Accretion on notes receivable	—	(651)	(1,927)
Accretion on contingent consideration	1,357	1,723	1,976
Amortization of debt discount and deferred financing costs	3,398	656	656
Amortization of premiums on investments	382	1,338	1,097
Share based compensation	19,774	26,874	29,102
Legal accrual reversal	—	—	(2,967)
Change in estimated fair value of contingent consideration	11,590	19,389	18,383
Payments from change in fair value of contingent consideration	(8,085)	(3,949)	(4,416)
Change in estimated fair value of liability classified warrants	—	4,491	(1,655)
Foreign currency transaction gain	464	(1,081)	—
Other operating activities	(396)	(83)	54
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	152	4,945	(6,090)
Inventory	(2,773)	(1,706)	(568)
Prepaid expenses and other current assets	(1,358)	(2,702)	(2,447)
Prepaid income taxes	1,126	621	4,644
Accounts payable	(2,708)	2,060	(2,916)
Accrued expenses and other current liabilities	16,630	596	12,588
Net cash provided by (used in) operating activities	(24,958)	7,403	(3,441)
Cash Flows from Investing Activities:
Purchase of fixed assets	(727)	(887)	(1,428)
Purchase of intangible assets	(18,974)	(13,122)	(10,496)
Investment - Equity	(15,000)	—	—
Proceeds from the sale/maturity of marketable securities	162,755	114,526	159,520
Purchase of marketable securities	(331,345)	(102,415)	(184,111)
Proceeds from the maturity of notes receivable	—	47,500	47,500
Cash paid upon acquisition, net of cash acquired	—	—	(615)
Net cash provided by (used in) investing activities	(203,291)	45,602	10,370
Cash Flows from Financing Activities:
Payment of acquisition-related contingent consideration	(9,721)	(4,099)	(10,511)
Payment of other liability	(1,000)	(852)	(1,000)
Payment of guaranteed minimum royalty	(2,000)	(2,000)	(2,000)
Proceeds from exercise of warrants	5,305	3,645	6,005
Proceeds from exercise of stock options	10,588	8,087	4,016
Proceeds from issuance of 2025 convertible senior notes	276,000	—	—
Repurchase of 2019 convertible senior notes including premium	(40,203)	—	—
Payment of debt issuance and financing costs	(8,820)	—	—
Other financing activities	1,714	664	(359)
Net cash provided by (used in) financing activities	231,863	5,445	(3,849)
Effect of exchange rate changes on cash	(135)	(58)	117
Net increase in cash and cash equivalents	3,479	58,392	3,197
Cash and cash equivalents, beginning of year	99,394	41,002	37,805
Cash and cash equivalents, end of year	$102,873	$99,394	$41,002
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,880	$2,070	$2,070
Cash paid for income taxes	$218	$7,172	$7,933
Non-cash Investing and financing activities:
Short swing profit judgment offset with settlement expense accrual	$—	$—	$2,025
Reclassification of derivative liability to equity due to exercise of warrants	$—	$11,221	$14,715

Accrued royalty in excess of minimum payable to the sellers of Thiola	$14,572	$13,247	$11,206
Term extension of current Thiola agreement	$—	$5,885	$—
Present value of contingent consideration payable upon acquisition related to L-UDCA	$—	$—	$25,000
Adoption of ASU 2017-11 - reclassification of derivative liability of warrants with down round provisions	$15,710	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    DESCRIPTION OF BUSINESS
Organization and Description of Business
Retrophin, Inc. (“we”, “our”, “us”, “Retrophin” and the “Company”) refers to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. Retrophin is a fully integrated biopharmaceutical company headquartered in San Diego, California focused on identifying, developing and delivering life-changing therapies to people with rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious or rare diseases and that we believe offer attractive growth characteristics.
The Company is developing the following pipeline products:
The Company is developing fosmetpantotenate (RE-024), a novel small molecule, as a potential treatment for PKAN. PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life.
Sparsentan, also known as RE-021, is an investigational product candidate with a dual mechanism of action, a potent angiotensin receptor blocker (“ARB”) and selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:

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
Revenue Recognition
Product sales for the years ended December 31, 2018, 2017 and 2016 consisted of sales of Chenodal, Cholbam and Thiola. Effective January 1, 2018, the Company adopted Accounting Standards Codification (" ASC"), Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer.
Revenue from product sales is recorded at delivery, net of applicable provisions for rebates under government (including medicaid) programs, commercial rebates, prompt pay discounts, and other sales-related deductions. We review our estimates of rebates and other applicable provisions each period and record any necessary adjustments in the current period.
See Note 3 for further discussion.
Research and Development Costs
Research and development includes expenses related to sparsentan, fosmetpantotenate and our other pipeline programs. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, non-cash share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices, and associated overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
Clinical Trial Expenses
We record expenses in connection with our clinical trials under contracts with contract research organizations (CROs) that support conducting and managing clinical trials. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up and initiation activities, enrollment and treatment of patients, or the completion of other clinical trial activities.
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
Employee Stock-Based Compensation
The Company recognizes all employee share-based compensation as a cost in the financial statements. Equity-classified awards principally related to stock options, restricted stock units (“RSUs”) and performance stock units ("PSUs"), are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSUs and PSUs are determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. For PSUs, expense is recognized over the implicit service period, assuming vesting is probable. No expense is recognized for PSUs if it is not probable the vesting criteria will be satisfied. Forfeitures are accounted for as they occur.

Initial Vesting Term
Stock Options	3 to 4 years
Restricted Stock Units	2 to 4 years
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
Marketable Securities
The Company accounts for marketable securities held as “available-for-sale” in accordance with ASC 320, “Investments Debt and Equity Securities” (“ASC 320”). The Company classifies these investments as current assets and carries them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive loss. Realized gains or losses on marketable security transactions are reported in the Consolidated Statements of Operations and Comprehensive Income (Loss). Marketable securities are maintained at one financial institution and are governed by the Company’s investment policy as approved by the Company's Board of Directors.
Trade and Notes Receivable
Trade Receivables, Net
Trade accounts receivable are recorded net of allowances for prompt payment and doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero and $0.2 million at December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, bad debt expense recorded in the Statement of Operations and Comprehensive Income (Loss) was approximately zero, $0.2 million and $0.2 million, respectively.
Notes Receivable
Notes receivable arose from the sale of a pediatric priority review voucher (the "PRV"). On July 2, 2015, the Company sold and transferred the PRV to Sanofi for $245.0 million. $150.0 million was received upon closing, and $47.5 million was due on each of the first and second anniversaries of the closing. In accordance with U.S. GAAP, the Company recorded the future short term and long term notes receivable at their present value of $46.2 million and $44.9 million, respectively, at the date of the sale using a discount rate of 2.8%. The accretion on the notes receivables totaled $0.7 million and $1.9 million for 2017 and 2016, respectively, and is recorded in interest expense, net, in the Consolidated Statements of Operations and Comprehensive Income (Loss). The first and second annual payments were received on July 1, 2016 and June 30, 2017 in accordance with the terms of the sale agreement. As of December 31, 2018, there are no outstanding notes receivable.
Inventory and Related Reserves
Inventory, which is recorded at the lower of cost or net realizable value, includes materials, labor, and other direct and indirect costs and are valued using the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process. The Company does not directly manufacture any product.  The Company has single suppliers for products Chenodal and Thiola, and prospectively arranges for manufacture from contract service providers for its product Cholbam. The inventory reserve was $1.8 million and $0.7 million at December 31, 2018 and 2017, respectively.
Inventory, net of reserve, consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Raw material	$4,689	$3,435
Finished goods	930	1,916
Total inventory	$5,619	$5,351
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
For the years ended December 31, 2018, 2017 and 2016 there were no impairments to goodwill.
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
In addition, indefinite-lived intangible assets, comprised of IPR&D, are reviewed for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired by comparing the fair value to the carrying value of the asset. To determine the fair value of the asset, the Company used the multi-period excess earnings method of the income approach. The more significant assumptions inherent in the application of this method include: the amount and timing of projected future cash flows (including revenue, cost of sales, research and development costs, and sales and marketing expenses), and the discount rate selected to measure the risks inherent in the future cash flows.
There were no impairments related to intangible assets in the years ended December 31, 2018, 2017 and 2016.
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
Income Taxes
The Company follows ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized.
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
Derivative Financial Instruments, Warrants
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. However, since 2013, the Company has issued five tranches of common stock purchase warrants to secure financing, remediate covenant violations and provide consideration for amendments with respect to a credit facility extinguished in 2015.
Historically, the Company accounted for these instruments, which did not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging - Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provided for a reduction to the exercise price if the Company issued equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant ("down round provision"). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expenses), net, in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
As of January 1, 2018, the Company early adopted ASU 2017-11, which revised the guidance for instruments with down round provisions. As such the Company treats outstanding warrants as free-standing equity linked instruments that will be recorded to equity in the Consolidated Balance Sheet.
The fair value of the derivative liability balance as of December 31, 2017 of $15.7 million was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company adopted the new standard on January 1, 2018 using the full retrospective approach and there was no impact on timing or recognition of revenue. See Note 3 for further discussion.
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
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. See Note 15 for further discussion.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Subsequently, the FASB issued ASU

No. 2018-10, Codification Improvements to Topic 842, ASU No. 2018-11, Targeted Improvements, and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, to clarify and amend the guidance in ASU No. 2016-02. The ASUs are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We will adopt the ASUs on January 1, 2019 on a modified retrospective basis through a cumulative adjustment to our beginning accumulated deficit balance. Prior comparative periods will not be restated under this method, and we will adopt all available practical expedients, as applicable. The Company has finished its search for leases and reviewed the related contacts and determined its impact to the consolidated balance sheet is less than 5% of total assets and liabilities as of January 1, 2019. No material cumulative-effect adjustment to equity is expected.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating whether the adoption of the new standard will have a material effect on its consolidated financial statements and related disclosures.
NOTE 3. REVENUE RECOGNITION
Product Revenue, Net
Product sales for the years ended December 31, 2018, 2017 and 2016 consisted of sales of Chenodal, Cholbam and Thiola. Effective January 1, 2018, the Company adopted Accounting Standards Codification (" ASC"), Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer.
The Company sells Chenodal and Cholbam (Kolbam), which are aggregated as bile acid products, and Thiola through direct-to-patient distributors. The Company sells its products worldwide, with more than 95% of the revenue generated in North America.
Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs upon delivery to the customer. The Company receives payments from its product sales based on terms that generally are within 60 days of delivery of product to the patient.
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that is offered to its customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. Our historical experience is that such adjustments have been immaterial.
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
The following table summarizes net product revenues for the twelve months ended December 31, 2018, 2017 and 2016 (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Thiola	89,176	82,311	71,199
Bile acid products	75,070	72,626	62,392
Total net product revenue	164,246	154,937	133,591
NOTE 4. FUTURE ACQUISITION RIGHT AND JOINT DEVELOPMENT AGREEMENT
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
Through December 31, 2018, the Company has paid Censa $10.0 million as an upfront payment, $16.8 million in development funding, and $5.0 million related to a development milestone. The Company capitalized the upfront and milestone payments and expensed the development funding paid to research and development expense in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company is treating the upfront payment and milestone payment, both of which are compensation for the Option, as a cost-method investment with a total carrying value of $15.0 million as of December 31, 2018.
NOTE 5.    BUSINESS COMBINATION AND ASSET TRANSACTIONS
Amendment to Trademark License and Supply Agreement
In November 2017, the Company amended their agreement with the manufacturer of Thiola to extend the term of the current exclusive U.S. and Canada licensing agreement by an additional five years, to 2029. The royalty rate and guaranteed minimum payment were also extended through the new agreement term. Upon execution of the amendment, the Company capitalized an additional $5.9 million in intangible assets and recorded a guaranteed minimum liability for the same amount.
In November 2018, the license agreement was amended to extend the territorial rights beyond the United States and Canada. As consideration for the expanded territory the Company paid an up-front fee of $0.3 million and will pay guaranteed minimum royalties equaling the greater of $0.1 million or 20% of our Thiola net sales generated from outside of the United States during each calendar year. Upon execution of the amendment, the Company capitalized an additional $1.0 million in intangible assets and recorded a guaranteed minimum liability of $0.7 million related to this amendment.

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
NOTE 6.    MARKETABLE SECURITIES
The Company's marketable securities as of December 31, 2018 and 2017 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income (loss). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.

Marketable securities consist of the following (in thousands):

	As of December 31,
	2018	2017
Marketable Securities:
Commercial paper	59,255	6,897
Corporate debt securities	299,413	164,297
Securities of government sponsored entities	10,000	30,042
Total Marketable Securities:	$368,668	$201,236
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2018 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	Less than 1	$59,313	$—	$(58)	$59,255
Corporate debt securities	Less than 1	149,824	—	(604)	149,220
Total maturity less than 1 year		209,137	—	(662)	208,475
Corporate debt securities	1 to 2	150,813	18	(638)	150,193
Securities of government-sponsored entities	1 to 2	9,997	4	(1)	10,000
Total maturity 1 to 2 years		160,810	22	(639)	160,193
Total available-for-sale securities		$369,947	$22	$(1,301)	$368,668
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2017 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	Less than 1	$6,911	$(14)	$6,897
Corporate debt securities	Less than 1	86,531	(198)	86,333
Securities of government-sponsored entities		30,132	(90)	30,042
Total maturity less than 1 year		123,574	(302)	123,272
Corporate debt securities	1 to 2	78,388	(424)	77,964
Total maturity 1 to 2 years		78,388	(424)	77,964
Total available-for-sale securities		$201,962	$(726)	$201,236
During 2018 and 2017, the Company had no realized gains or losses on marketable securities. During 2016, the Company realized a gain of less than $0.1 million on marketable securities. The Company received proceeds from the sale or maturity of marketable securities of $162.8 million, $114.5 million and $159.5 million for 2018, 2017 and 2016, respectively.
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of December 31, 2018 and 2017, the Company believed the cost basis for available-for-sale investments were recoverable in all material respects. For both December 31, 2018 and 2017, any investments in an unrealized loss position for longer than 12 months were immaterial.
NOTE 7.    NOTES PAYABLE
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed its registered underwritten public offering of $276 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes") and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.
The composition of the Company’s 2025 Notes are as follows (in thousands):

	December 31, 2018	December 31, 2017
2.50% convertible senior notes due 2025	$276,000	$—
Unamortized debt discount	(74,836)	—
Unamortized debt issuance costs	(6,073)	—
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$195,091	$—
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses payable by the Company. A portion of the net proceeds from the 2025 Notes were used by the Company to repurchase $23.4 million aggregate principal amount of its 4.5% senior convertible notes due in 2019 in privately-negotiated transactions.
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
As of December 31, 2018, the 2025 Notes had a market price of $897 per $1,000 or $247.7 million principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $276.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2025 Notes for redemption will constitute a “make whole fundamental change.”
The 2025 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to the Company’s unsecured indebtedness.
The 2025 Notes are currently classified on the Company’s consolidated balance sheet at December 31, 2018 as long-term debt.
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
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through December 31, 2018 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Twelve Months Ended December 31,
	2018	2017
Contractual interest expense	$2,108	$—
Amortization of debt discount	2,582	—
Amortization of debt issuance costs	273	—
Total interest expense for the 2025 Notes	$4,963	$—
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
Convertible Senior Notes Due 2019
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46 million aggregate principal senior convertible notes due 2019 (the “2019 Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The 2019 Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2014. The 2019 Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with the terms. The aggregate carrying value of the 2019 Notes on their issuance was $43 million, which was net of the $3 million debt discount.
In September 2018, the Company used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $23.4 million aggregate principal value of the 2019 Notes in privately-negotiated transactions for approximately $40.2 million in cash. The partial repurchase of the 2019 Notes resulted in a $17.0 million loss on early extinguishment of debt.
As of December 31, 2018 the fair value of a share of common stock was $22.63, exceeding the initial conversion price per share of the 2019 Notes. If the debt holders were to convert the Company would be required to issue 1,297,530 shares of common stock assuming that no fundamental change in the Company had occurred. The Company has reserved sufficient shares of its common stock to satisfy the conversion requirements related to the 2019 Notes. As of December 31, 2018, the convert value exceeded the carrying value by approximately $6.8 million.
In estimating the fair value of the Company’s convertible debt, the Company performed an analysis on the straight-debt portion and the conversion feature. To estimate the fair value of conversion feature, the Company used the Monte Carlo Simulation as of December 31, 2018. To estimate the fair value of straight-debt portion, excluding the conversion feature, the Company discounted to present value the scheduled coupon payments and principal repayment, using an appropriate fair market yield. As of December 31, 2018 the fair value of the debt was estimated at $30.0 million using level 2 inputs.
The net carrying amount of the Notes consists of the following (in thousands):

	December 31,
	2018	2017
Aggregate principle amount of Notes	$22,590	$46,000
Unamortized debt discount and debt issuance costs	(133)	(923)
	$22,457	$45,077
Interest Expense
Total interest expense recognized for the years ended December 31, 2018, 2017 and 2016 was $9.8 million, $4.4 million and $4.7 million, respectively.
NOTE 8.    FAIR VALUE MEASUREMENTS
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
In estimating the fair value of the Company’s contingent consideration, the Company used the Monte Carlo Simulation model as of December 31, 2018, a probability-based expected method as of December 31, 2017 and the comparable uncontrolled transaction (“CUT”) method in 2016 for royalty payments based on projected revenues. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, notes receivable, deposits on lease agreements, and accounts payable, due to their short term nature.
The following table presents the Company’s asset and liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2018 (in thousands):

	As of December, 2018	Fair Value Hierarchy at December 31, 2018
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Cash and Cash Equivalents	$102,873	$62,978	$39,895	$—
Marketable securities, available-for-sale	368,668	—	368,668	—
Total	$471,541	$62,978	$408,563	$—
Liabilities:
Business combination-related contingent consideration	93,000	—	—	93,000
Total	$93,000	$—	$—	$93,000
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
The following table sets forth a summary of changes in the estimated fair value of the Company’s Level 3 derivative liability for the year ended December 31, 2017 (in thousands):

Fair Value Measurements of Common Stock Warrants (Level 3)
2017
Balance at January 1,	$22,440
Reclassification of derivative liability to equity upon exercise of warrants	(11,221)
Change in estimated fair value of liability classified warrants	4,491
Balance at December 31,	$15,710

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the years ended December 31, 2018 and 2017 (in thousands):

	Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
	2018	2017
Balance at January 1,	$90,000	$87,478
Increase from revaluation of contingent consideration	11,590	19,389
Contractual Payments	(6,373)	(6,006)
Contractual Payments accrued at December 31	(2,171)	(11,012)
Foreign currency impact	(46)	151
Balance at December 31,	$93,000	$90,000

NOTE 9.    INTANGIBLE ASSETS
Ligand License Agreement
In 2013, the Company entered into a $2.5 million agreement with Ligand for a worldwide sublicense to develop, manufacture and commercialize a drug technology compound including sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Consolidated Balance Sheet in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through 2018, we have made milestone payments to Ligand of $7.2 million under the terms of the Ligand License Agreement. Should we commercialize sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.
In September 2015, the Ligand License Agreement was amended to facilitate sub-licensing in Asia-Pacific. As consideration for the amendment the Company paid $1.0 million.
In March 2018, the Ligand License Agreement was amended to update certain development milestones set forth in the Sublicense Agreement to comport with the current development timeline for sparsentan. As consideration, the Company paid Ligand $4.6 million, which replaced the amount that would have been due upon initiation of the first Phase 3 trial for sparsentan.
Manchester Pharmaceuticals LLC
In 2014, the Company acquired intangible assets with finite lives related to the Chenodal product rights, trade names, and customer relationships with the values of $67.8 million, $0.2 million, and $0.4 million, respectively. The useful lives related to the acquired product rights, trade names, and customer relationships are expected to be approximately 16, 1 and, 10 years, respectively. Amortization of product rights, trade names and customer relationships are being recorded in selling, general and administrative expense over their respective lives.
Thiola License Agreement
The Company entered into a license agreement with Mission Pharmacal in 2014, in which the Company obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. The initial term of the license is 10 years and will automatically renew thereafter for periods of one year.
The Company paid Mission an up-front license fee of $3 million and will pay guaranteed minimum royalties during each calendar year the greater of $2 million or twenty percent (20%) of the Company’s net sales of Thiola through May 28, 2024.
In November 2017, the Company amended its agreement with Mission to extend the term of the current exclusive U.S. and Canada licensing agreement by an additional five years, to 2029. The royalty rate and guaranteed minimum payment were also extended through the new agreement term. Upon execution of the amendment, the Company capitalized an additional $5.9 million in intangible assets and recorded a guaranteed minimum liability for the same amount.
In November 2018, the Company amended its agreement with Mission to extend the territorial rights beyond the United States and Canada. As consideration for the expanded territory the Company paid an up-front fee of $0.3 million and will pay guaranteed minimum royalties equaling the greater of $0.1 million or 20% of our Thiola net sales generated from outside of the United States during each calendar year. Upon execution of the amendment, the Company capitalized an additional $1.0 million in intangible assets and recorded a guaranteed minimum liability of $0.7 million related to this amendment.
The present value of guaranteed minimum royalties payable using a discount rate of ranging from approximately 7% to 11% based on the Company’s then borrowing rate is $15.2 million and $15.1 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the guaranteed minimum royalty current and long term liability was approximately $2.1 million and $13.1 million, respectively, and is recorded as guaranteed minimum royalty in the Consolidated Balance Sheet. As of December 31, 2017, the guaranteed minimum royalty current and long term liability was approximately $2.0 million and $13.1 million, respectively, and is recorded as guaranteed minimum royalty in the Consolidated Balance Sheet. The Company has capitalized $70.0 million related to the Thiola intangible asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payments through 2018 in excess of minimum royalties.
There are 10.4 years remaining in the term of the license agreement.
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
Amortizable intangible assets as of December 31, 2018 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Chenodal Product Rights	16	$67,849	$(20,213)	$47,636
Thiola License	15	70,009	(14,523)	55,486
Economic Interest - U.S. revenue Cholbam	10	75,900	(28,487)	47,413
Economic Interest - International revenue Cholbam	10	7,700	(2,890)	4,810
Economic Interest - L-UDCA (acquired IPR&D)	Indefinite	25,500	—	25,500
Ligand License	11	7,900	(2,397)	5,503
Manchester Customer Relationships	10	403	(192)	211
Manchester Trade Name	1	175	(175)	—
Internal use software	5	207	(75)	132
Total		$255,643	$(68,952)	$186,691
Amortizable intangible assets as of December 31, 2017 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Chenodal Product Rights	16	$67,849	$(15,976)	$51,873
Thiola License	10	54,471	(10,168)	44,303
Economic Interest - U.S. revenue Cholbam	10	75,900	(20,903)	54,997
Economic Interest - International revenue Cholbam	10	8,058	(2,219)	5,839
Economic Interest - L-UDCA (acquired IPR&D)	Indefinite	25,500	—	25,500
Ligand License	11	3,300	(1,420)	1,880
Manchester Customer Relationships	10	403	(152)	251
Manchester Trade Name	1	175	(175)	—
Internal use software	5	207	(33)	174
Total		$235,863	$(51,046)	$184,817
The following table summarizes amortization expense for the twelve months ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Research and development	$976	$327	$328
Selling, general and administrative	17,052	17,004	15,665
Total amortization expense	$18,028	$17,331	$15,993

As of December 31, 2018, amortization expense (excluding infinite lived IPR&D) for the next five years is expected to be as follows (in thousands):

2019	$19,166
2020	19,210
2021	19,158
2022	19,125
2023	18,825
Thereafter	65,707
Total	$161,191
NOTE 10.    ACCRUED EXPENSES
Accrued expenses consist of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017
Compensation related costs	$10,446	$7,749
Research and development	16,515	6,989
Government rebate reserves	8,464	5,883
Selling, general and administrative	2,990	3,896
Royalty/contingent consideration	6,805	6,429
Restructuring expenses	—	3,549
Miscellaneous accrued expenses	4,475	1,523
Total accrued expenses	$49,695	$36,018
NOTE 11.    COMMITMENTS AND CONTINGENCIES
Leases

Facilities	Base Rent	Lease Expiration
Corporate Headquarters San Diego, CA	$2.3 million	July 2024
In July 2016, the Company entered into an agreement to lease 23,107 square feet of office space, which commenced in December 2016, for a term of 7 years and 7 months. Under the terms of the lease, the Company will pay base annual rent (subject to an annual fixed percentage increase), plus property taxes, and other normal and necessary expenses, such as utilities, repairs, security and maintenance. Certain incentives were included in the lease, including approximately $1.5 million in tenant improvement allowances and seven months of rent abatement. The Company has the right to extend the lease for five years.
In July 2017, the Company amended the office lease to add an additional 22,339 square feet of office space in an adjacent building.
Following is a schedule of the future minimum rental commitments for our operating lease as of December 31, 2018 (in thousands):

Rental Payments
2019	$2,343
2020	2,414
2021	2,486
2022	2,560
2023	2,637
Thereafter	1,585
$14,025
Legal Proceedings
In August 2017, Martin Shkreli, the Company’s former Chief Executive Officer, was convicted on securities fraud charges following investigations by the U.S. Attorney for the Eastern District of New York and the U.S Securities and Exchange Commission. The Company was not a target of these investigations and cooperated with them fully. Mr. Shkreli has appealed his conviction to the United States Court of Appeals for the Second Circuit, and the appeal will likely not be decided until later in 2019. In connection with the trial and pending appeal proceedings, Mr. Shkreli sought advancement of his legal fees from the Company, and the Company has advanced a total of $5.4 million in legal fees, of which $3.8 million has been reimbursed by its directors’ and officers’ insurance carriers. Pending the outcome of Mr. Shkreli's appeal, the insurance carriers have reserved their rights to assert that certain of the advanced funds pertain to claims excluded from coverage under the relevant insurance policy and are therefore recoverable by the carriers. As a result, the final amount of the reimbursement from the insurance carriers is not currently estimable. In addition, a portion of these and the other legal fees the Company has advanced to Mr. Shkreli will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
In August 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Mr. Shkreli, asserting that he breached his fiduciary duty of loyalty during his tenure as the Company’s Chief Executive Officer and a member of its Board of Directors. Mr. Shkreli served a demand for JAMS arbitration on Retrophin, claiming that Retrophin had breached his December 2013 employment agreement. In response to Mr. Shkreli’s arbitration demand, the Company asserted counterclaims in the arbitration that are substantially similar to the claims it previously asserted in the federal lawsuit against Mr. Shkreli. In October 2018, after the arbitration panel determined that Retrophin's counterclaims were arbitrable, the Company voluntarily dismissed the federal action without prejudice. The Company does not expect the claims and counterclaims in the arbitration to be heard by the arbitration panel before mid-2019. In connection with these proceedings, Mr. Shkreli sought advancement of his legal fees from the Company relating to his defense of the Company’s claims against him. The Company has advanced, and expects to continue to advance, certain of these legal fees to Mr. Shkreli.
For the years ended December 31, 2018 and 2017, the Company recorded zero and $2.6 million in expenses and paid zero and $3.6 million related to advancements for Mr. Shkreli, respectively. The Company received zero and $2.6 million in reimbursement from its directors’ and officers’ insurance carriers during the year ended December 31, 2018 and 2017, respectively. The reimbursement in 2017 is recorded as a liability on the Consolidated Balance Sheet pending the outcome of an appeal, if any.
From time to time the Company is involved in legal proceedings arising in the ordinary course of business. On October 23, 2018, Spring Pharmaceuticals, LLC (Spring) filed a lawsuit against the Company, Martin Shkreli, Mission Pharmacal Company and Alamo Pharma Services, Inc. in the United States District Court for the Eastern District of Pennsylvania alleging that the Company violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of the Thiola® brand drug so that Spring can conduct the bioequivalence testing needed to submit an ANDA to the FDA for approval to market a generic version of the product.  Spring is seeking injunctive relief and damages. The Company intends to vigorously defend against Spring’s claims. On January 15, 2019, the Company filed a motion to dismiss the lawsuit, which is in the process of being briefed.
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
Preferred Stock
The Company is currently authorized to issue up to 20,000,000 shares of $0.0001 par value preferred stock, of which 1,000 shares are designated Class "A" Preferred shares, $0.001 par value. Class A Preferred Shares are not entitled to interest, have certain liquidation preferences, special voting rights and other provisions. No preferred stock has been issued to date.
2015 Equity Incentive Plan
On June 8, 2015, the Company's stockholders approved the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan is intended as the successor to and continuation of the Company’s 2014 Incentive Compensation Plan. Stockholders approved 1.4 million new shares to be issued under the 2015 Plan, in addition to 0.6 million unallocated shares remaining available for issuance under the 2014 Incentive Compensation Plan that were added to the 2015 Plan.
On May 18, 2016, the Company's stockholders approved an amendment to the 2015 Plan (the "Amended 2015 Plan"). The amendment provides for an additional 1.6 million new shares to be issued under the Amended 2015 Plan, in addition to 0.7 million unallocated shares remaining available for issuance. The amendment also includes a provision that on or after March 21, 2016, the number of shares available for issuance under the Amended 2015 Plan will be reduced by one share for each share subject to a stock option or stock appreciation right and by 2.0 shares for each share subject to any other type of stock award issued pursuant to the Amended 2015 Plan, and any such shares will return to the share reserve at the same rates upon cancellation or other forfeiture of such awards or shares.
On May 17, 2017, the Company's stockholders approved an amendment to the Amended 2015 Plan. The amendment provides for an additional 1.8 million new shares to be issued under the Amended 2015 Plan.
2018 Equity Incentive Plan
On May 9, 2018, the Company's stockholders approved the 2018 Equity Incentive Plan (the "2018 Plan"). The 2018 Plan is intended as the successor to and continuation of the Amended 2015 Plan. Stockholders approved 1.8 million new shares to be issued under the 2018 Plan, in addition to 1.6 million unallocated shares remaining available for issuance under the Amended 2015 Plan that were added to the 2018 Plan.

2017 Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan ("2017 ESPP") originated with 380,000 shares of common stock available for issuance. Beginning on January 1, 2018, and ending on (and including) January 1, 2026, the number of shares of common stock available for issuance under the 2017 ESPP shall increase by an amount equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year and (ii) 300,000 shares of common stock.
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
As of December 31, 2018, there were approximately 680,000 shares authorized and 552,966 shares reserved for future issuance under the 2017 ESPP.
Stock Options
The fair values of stock option grants during the year ended December 31, 2018, 2017 and 2016 were calculated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the year ended December 31, 2018, 1,349,250 stock options were granted by the Company. The following weighted average assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the specified reporting periods:

	Twelve Months Ended December 31,
	2018	2017	2016
Risk free rate	2.80%	2.10%	1.20%
Expected volatility	68%	70%	68%
Expected life (in years)	6.2	6.1	5.8
Expected dividend yield	—	—	—
The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s expected volatility was based on analysis of the Company’s volatility, as well as the volatilities of guideline companies. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s exercise activity. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.
The following table summarizes our stock option activity and related information for the years ended December 31, 2018:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	7,153,668	$17.16	6.95	$39,010
Granted	1,349,250	25.56	—	—
Forfeited and expired	(476,369)	24.50	—	—
Exercised	(749,212)	14.13	—	9,325
Outstanding at December 31, 2018	7,277,337	$18.55	6.94	$40,650

The following table summarizes our stock options exercisable at December 31, 2018, 2017 and 2016:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
2016	3,793,017	$14.94	6.82	$23,358
2017	4,610,233	$15.97	5.85	$31,991
2018	4,834,781	$16.81	5.98	$35,387

The weighted average grant date fair value of options granted was $16.21, $11.77, and $10.09 during the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock of $22.63, $21.07 and $18.93 as of December 31, 2018, 2017 and 2016,

respectively. Unrecognized compensation cost associated with unvested stock options amounts to $30.0 million as of December 31, 2018, which will be expensed over a weighted average remaining vesting period of 2.7 years.
Restricted Stock Units
As of December 31, 2018, there was approximately $7.9 million of unrecognized compensation cost related to restricted stock units ("RSUs") granted.  This amount is expected to be recognized over a weighted average period of 2.9 years.
The following table summarizes our restricted stock unit activity for the year ended December 31, 2018:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2017	94,832	$20.19
Granted	395,311	25.40
Vested	(58,251)	20.08
Forfeited/cancelled	(31,466)	25.20
Unvested December 31, 2018	400,426	$24.95
Performance-based Stock Units
As of December 31, 2018, there was approximately $1.6 million of unrecognized compensation cost related to performance-based stock units ("PSUs") granted.  This amount is expected to be recognized over a weighted average period of 1.3 years.
The following table summarizes our performance-based stock unit activity for the year ended December 31, 2018:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2017	250,500	$20.63
Granted	66,500	25.75
Vested	(85,250)	22.33
Forfeited/cancelled	(5,000)	18.46
Unvested December 31, 2018	226,750	$21.54
Share Based Compensation
Total non-cash stock-based compensation expense consisted of the following for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Selling, general and administrative expenses	$13,550	$17,924	$18,614
Research and development expenses	6,224	8,950	10,488
Total	$19,774	$26,874	$29,102
Exercise of Warrants
During the twelve months ended December 31, 2018, 2017 and 2016, the Company issued the following shares of common stock upon the exercise of warrants for cash received by the Company: (in thousands except share amounts)

	Shares Issued	Cash Received	Derivative Liability Reclassified as Equity	Change in Fair Value Expense
2016	898,633	$6,005	$14,715	$2,909
2017	607,481	$3,645	$11,221	$3,033
2018	1,036,054	$5,305	n/a	n/a
As of December 31, 2018 there are no warrants for common shares outstanding. See Note 15 for further discussion.

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
 Basic and diluted EPS is calculated as follows (net income amounts are stated in thousands):

	For the year ended December 31,
	2018			2017			2016
	Shares	Net loss	EPS	Shares	Net loss	EPS	Shares	Net Income	EPS
Basic Earnings per Share	40,433,171	$(102,678)	$(2.54)	38,769,816	$(59,731)	$(1.54)	36,997,865	$(47,903)	$(1.29)
Dilutive shares related to warrants	—	—		—	—		1,290,147	—
Change in fair value of derivative instruments	—	—		—	—		—	(1,655)
Dilutive Earnings per Share	40,433,171	$(102,678)	$(2.54)	38,769,816	$(59,731)	$(1.54)	38,288,012	$(49,558)	$(1.29)
For the years ended December 31, 2018, 2017 and 2016, the following shares were excluded because they were anti-dilutive:

	For the year ended December 31,
	2018	2017	2016
Convertible Debt	8,410,932	2,642,160	2,642,160
Restricted Stock	395,034	157,319	444,942
Options	7,210,576	7,080,998	6,286,584
Warrants	282,807	1,159,424	—
Total Anti-Dilutive Shares	16,299,349	11,039,901	9,373,686
NOTE 14.    INCOME TAXES
For financial reporting purposes, net income (loss) before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(87,573)	$(55,611)	$(52,750)
Foreign	(14,294)	(2,752)	(4,832)
Total	$(101,867)	$(58,363)	$(57,582)
The components of the provision (benefit) for income taxes, in the Consolidated Statement of Operations are as follows (in thousands):

	2018	2017	2016
Current
Federal	$698	$6,991	$13,137
State	113	802	(155)
	811	7,793	12,982
Deferred
Federal	—	(7,965)	(18,814)
State	—	1,540	(3,847)
	—	(6,425)	(22,661)
Total tax provision (benefit)	$811	$1,368	$(9,679)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate expressed as a percentage of income (loss) before income taxes:

	2018	2017	2016
Statutory rate - federal	(21.00)%	(35.00)%	(35.00)%
State taxes, net of federal benefit	(4.44)%	(3.30)%	(3.16)%
Change in FV of derivative liability (warrants)	—%	2.82%	1.10%
Change in federal tax rate	—%	23.29%	—%
Convertible Debt	21.77%	—%	—%
Loss on extinguishment of debt	4.09%	—%	—%
Other permanent differences	0.10%	1.04%	2.05%
Tax credits	(11.86)%	(5.79)%	(1.58)%
Return to provision adjustments and other true-ups	1.42%	(3.48)%	(1.15)%
Other	1.06%	1.25%	3.09%
Change in valuation allowance	9.79%	21.62%	16.30%
Income tax provision (benefit)	0.93%	2.45%	(18.35)%
The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred Tax Assets:
Net operating loss	$9,700	$1,099
Research and development and other tax credits	14,715	1,599
Contingent consideration	23,459	23,080
Other accrued expenses	3,710	2,603
Stock based compensation	16,761	15,695
Other	555	358
	68,900	44,434
Deferred Tax Liabilities:
Intangible assets	(14,288)	(16,810)
Convertible Debt	(18,419)	—
Tax basis depreciation less than book depreciation	—	—
	(32,707)	(16,810)

Net deferred tax assets (liabilities) before valuation allowance	36,194	27,624
Valuation allowance	(36,194)	(27,624)
Total deferred tax liability	$—	$—
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
The Company has recorded a valuation allowance of $36.2 million as of December 31, 2018 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $8.6 million for the year ended December 31, 2018.
At December 31, 2018, the Company had available unused U.S. federal and state net operating loss (“NOL”) carryforwards of $36.5 million and $33.1 million, respectively, all of which are fully offset by a valuation allowance. The U.S. federal NOL carryforwards generated for tax years ending on or prior to December 31, 2017 and the state tax loss carryforwards will begin to expire in 2030 and 2022, respectively. In addition, at December 31, 2018, the Company had federal orphan drug tax credit carryforwards of $12.8 million that begin to expire in 2037 unless utilized, federal research and development tax credit carryforwards of $0.5 million that begin to expire in 2038 unless utilized and California Competes tax credit carryforwards of $2.0 million that begin to expire in 2022. The Company has international subsidiaries whose operations are not material for the year ended December 31, 2018.
The Company accounts for uncertain tax benefits in accordance with the provisions of ASC 740-10 of the Accounting for Uncertainty in Income Taxes. As of December 31, 2018 the Company had no unrecognized tax benefits.
The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2018 will change materially within the following 12 months.

A reconciliation of the Company's unrecognized tax benefits for the years 2018 and 2017 is provided in the following table (in thousands):

	2018	2017
Balance as of January 1:	$—	$1,500
Increase in current period positions	—	—
Decrease in prior period positions	—	(1,500)
Increase in prior period positions	—	—
Balance as of December 31:	$—	$—
The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2015 and later.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2018, 2017 and 2016, the Company did not recognize any interest or penalties in its Consolidated Statements of Operations and Comprehensive Income (Loss) and there were no accruals recorded for interest or penalties at December 31, 2018 and 2017.
U.S. Tax Reform
The Tax Act of 2017 was enacted on December 22, 2017. The Tax Act of 2017 reduces the US federal corporate tax rate from 35% to 21%, as well as making several other significant changes to the tax law, effective January 1, 2018. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), given the amount and complexity of the changes in tax law resulting from the Tax Act of 2017, the Company had not finalized the accounting for the income tax effects of the Tax Act of 2017 as of December 31, 2017.
We completed our accounting for Tax Reform on December 22, 2018 and as of December 31, 2018, the Company's accounting for the following elements of the Tax Act of 2017 were completed and there were no changes to the provisional amounts previously recorded.
Revaluation of deferred tax assets and liabilities
We have remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% plus state and local tax. The Company recorded a decrease related to our deferred tax assets and liabilities of $13.0 million as a result of the tax rate decrease, with a corresponding adjustment to our valuation allowance for the year ended December 31, 2017.
Valuation allowances
The Company must assess whether its valuation allowance analyses for deferred tax assets are affected by various aspects of the Tax Act of 2017 (e.g., deemed repatriation of deferred foreign income, future GILTI inclusions, new categories of foreign tax credits). At December 31, 2017, the Company increased its valuation allowance by $12.0 million as a result of the Tax Act of 2017 and its effects on the realizability of our deferred tax assets.
NOTE 15.    DERIVATIVE FINANCIAL INSTRUMENTS
Since 2013, the Company has issued 5 tranches of common stock purchase warrants to secure financing, remediate covenant violations related to a credit facility and provide consideration for credit facility amendments.
Historically, the Company accounted for these instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging - Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if the Company issues equity or equity linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant ("down round provision"). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expenses), net, in the Company’s
As of January 1, 2018, the Company early adopted ASU 2017-11, which revised the guidance for instruments with down round provisions. As such the Company treats outstanding warrants as free-standing equity linked instruments that will be recorded to equity in the Consolidated Balance Sheet.
The fair value of the derivative liability balance as of December 31, 2017 of $15.7 million was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018.

The following table presents the Company’s derivative warrant issuances and balances outstanding during the years ended December 31, 2018 and 2017:

		Weighted Average
	Warrants	Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2016	1,766,905	$7.23	$3.87
Issued	—	—	—
Canceled	—	—	—
Exercised	607,481	6.00	3.33
Outstanding at December 31, 2017	1,159,424	$7.86	$4.15
Issued	—	—	—
Canceled	554	5.99	3.33
Exercised	1,158,870	7.88	4.15
Outstanding at December 31, 2018	—	—	—
As of December 31, 2018 there are no outstanding warrants.
NOTE 16.    RETIREMENT PLAN
The Company has a 401(k) defined contribution savings plan for the benefit of all eligible employees. Employer matching contributions were $0.9 million, $0.6 million, and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
NOTE 17. RESTRUCTURING
On March 7, 2017, the Company initiated a plan to consolidate its operations to its corporate headquarters in San Diego, California. The Company adjusted employee related separation charges by $0.2 million in the current year as a result of this consolidation.
The following table presents a reconciliation of the restructuring liability recorded within accrued expenses on the Company's Condensed Consolidated Balance Sheets (in thousands):

	Twelve Months Ended December 31,
	2018	2017
Liability, beginning of period	$3,549	$893
Restructuring expenses	—	3,608
Cash settlements	(3,307)	(897)
Adjustments to previous estimates	(242)	(55)
Liability, end of period	$—	$3,549

NOTE 18. PROPERTY AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Computers and equipment	$506	$436
Furniture and fixtures	1,150	945
Leasehold improvements	2,628	2,071
Construction-in-progress	—	363
	4,284	3,815
Less: Accumulated depreciation	(1,138)	(585)
Total property and equipment, net	$3,146	$3,230
The construction-in-process balance consists of costs related to the Company’s leasehold improvements at its facilities in San Diego, California.
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $0.5 million and $0.1 million, respectively.

The Company has not capitalized interest related to the property and equipment purchases.

NOTE 19.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected consolidated statements of operations data for each quarter for the fiscal years ended December 31, 2018 and 2017 (unaudited, in thousands, except for per share data):

	Fourth Quarter	Third Quarter		Second Quarter	First Quarter

For the year ended December 31, 2018:
Net product sales	$43,771	$40,706		$41,337	$38,432
Total operating expenses	48,756	76,289		62,897	56,344
Operating loss	(4,985)	(35,583)		(21,560)	(17,912)
Total other income (expense), net	(2,470)	(18,518)	[1]	(602)	(237)
Loss before provision for income taxes	(7,455)	(54,101)		(22,162)	(18,149)
Income tax benefit (provision)	—	(415)		(167)	(229)
Net income (loss)	$(7,455)	$(54,516)		$(22,329)	$(18,378)
Net Loss per common share
Basic	$(0.18)	$(1.34)		$(0.56)	$(0.46)
Diluted	$(0.18)	$(1.34)		$(0.56)	$(0.46)
For the year ended December 31, 2017:
Net product sales	$42,177	$40,340		$38,800	$33,620
Total operating expenses	57,354	50,948		52,398	48,028
Operating loss	(15,177)	(10,608)		(13,598)	(14,408)
Total other income (expense), net	4,139	(8,409)		(1,556)	1,254
Income (loss) before provision for income taxes	(11,038)	(19,017)		(15,154)	(13,154)
Income tax benefit (provision)	(6,580)	1,223		1,925	2,064
Net income (loss)	$(17,618)	$(17,794)		$(13,229)	$(11,090)
Net income (loss) per common share
Basic	$(0.45)	$(0.46)		$(0.34)	$(0.29)
Diluted	$(0.55)	$(0.46)		$(0.34)	$(0.32)

1 In September 2018, the Company executed a partial repurchase of the 2019 Notes that resulted in a $17.0 million loss on early extinguishment of debt. See Note 7 for further discussion.