Form 10-Q
period 2019-03-31
Retrophin, Inc.
filed 2019-05-07
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

(760) 260-8600
(Registrant’s Telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RTRX	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of May 6, 2019 was 41,439,478.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2019

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 10-K"), and in this quarterly report on Form 10-Q and information contained in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$69,838	$102,873
Marketable securities	377,808	368,668
Accounts receivable, net	12,713	12,662
Inventory, net	5,571	5,619
Prepaid expenses and other current assets	8,171	4,140
Prepaid taxes	1,412	1,716
Total current assets	475,513	495,678
Property and equipment, net	2,995	3,146
Other non-current assets	13,471	7,709
Investment-equity	15,000	15,000
Intangible assets, net	159,753	186,691
Goodwill	936	936
Total assets	$667,668	$709,160
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,627	$6,954
Accrued expenses	46,619	49,695
Other current liabilities	8,292	6,165
Business combination-related contingent consideration	19,000	19,350
2019 Convertible debt	22,537	22,457
Total current liabilities	104,075	104,621
2025 Convertible debt	197,470	195,091
Other non-current liabilities	23,412	17,545
Business combination-related contingent consideration, less current portion	57,000	73,650
Total liabilities	381,957	390,907
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 41,438,020 and 41,389,524 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	596,644	589,795
Accumulated deficit	(310,994)	(270,017)
Accumulated other comprehensive income (loss)	57	(1,529)
Total stockholders' equity	285,711	318,253
Total liabilities and stockholders' equity	$667,668	$709,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net product sales	$39,570	$38,432
Operating expenses:
Cost of goods sold	1,017	1,613
Research and development	33,443	24,636
Selling, general and administrative	32,669	26,468
Change in fair value of contingent consideration	3,169	3,627
Impairment of L-UDCA IPR&D intangible asset	25,500	—
Write off of L-UDCA contingent consideration	(18,000)	—
Total operating expenses	77,798	56,344
Operating loss	(38,228)	(17,912)
Other income (expenses), net:
Other income (expense), net	(302)	121
Interest income	2,819	797
Interest expense	(4,865)	(1,155)
Total other expense, net	(2,348)	(237)
Loss before income taxes	(40,576)	(18,149)
Income tax expense	(401)	(229)
Net loss	$(40,977)	$(18,378)

Basic and diluted net loss per common share:	$(0.99)	$(0.46)
Basic and diluted weighted average common shares outstanding:	41,410,314	39,657,418
Comprehensive loss:
Net loss	$(40,977)	$(18,378)
Foreign currency translation	117	22
Unrealized gain (loss) on marketable securities	1,469	(536)
Comprehensive loss	$(39,391)	$(18,892)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(40,977)	$(18,378)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,901	4,348
Non-cash interest expense	350	413
Amortization of premiums on marketable securities	(343)	356
Amortization of debt discount and issuance costs	2,459	—
Provision for Inventory	189	816
Share based compensation	6,271	4,659
Change in fair value of contingent consideration	(14,831)	3,627
Payments related to change in fair value of contingent consideration	(1,405)	(4,245)
Impairment of IPR&D intangible assets	25,500	—
Other	62	75
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	40	886
Inventory	(170)	(593)
Other current and non-current operating assets	(9,321)	421
Accounts payable and accrued expenses	(3,103)	(9,330)
Other current and non-current operating liabilities	9,886	2,211
Net cash used in operating activities	(20,492)	(14,734)
Cash Flows From Investing Activities:
Purchase of fixed assets	(19)	(39)
Cash paid for intangible assets	(3,961)	(8,217)
Proceeds from the sale/maturity of marketable securities	72,990	26,924
Purchase of marketable securities	(80,422)	(29,519)
Cash paid for investments - equity	—	(10,000)
Net cash used in investing activities	(11,412)	(20,851)
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(905)	(7,066)
Payment of guaranteed minimum royalty	(509)	(500)
Proceeds from exercise of warrants	—	608
Proceeds from exercise of stock options	304	4,256
Net cash used in financing activities	(1,110)	(2,702)
Effect of exchange rate changes on cash	(21)	10
Net change in cash and cash equivalents	(33,035)	(38,277)
Cash and cash equivalents, beginning of year	102,873	99,394
Cash and cash equivalents, end of period	$69,838	$61,117
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance - December 31, 2017	39,373,745	$4	$471,800	$(177,655)	$(1,015)	$293,134
Adoption of ASU 2017-11 - reclassification of derivative liability of warrants with down round provisions	—	—	5,394	10,316	—	15,710
Share based compensation	—	—	4,543	—	—	4,543
Issuance of common stock from stock option exercises and vesting of restricted stock units	330,928	—	4,256	—	—	4,256
Exercise of warrants	168,612	—	608	—	—	608
Unrealized loss on marketable securities	—	—	—	—	(536)	(536)
Foreign currency translation adjustments	—	—	—	—	22	22
ESPP expense	—	—	116	—	—	116
Net loss	—	—	—	(18,378)	—	(18,378)
Balance - March 31, 2018	39,873,285	$4	$486,717	$(185,717)	$(1,529)	$299,475

Balance - December 31, 2018	41,389,524	$4	$589,795	$(270,017)	$(1,529)	$318,253
Share based compensation	—	—	6,370	—	—	6,370
Issuance of common shares under the equity incentive plan and proceeds from exercise	48,496	—	304	—	—	304
Unrealized gain on marketable securities	—	—	—	—	1,469	1,469
Foreign currency translation adjustments	—	—	—	—	117	117
ESPP expense		—	175	—	—	175
Net loss	—	—	—	(40,977)	—	(40,977)
Balance - March 31, 2019	41,438,020	$4	$596,644	$(310,994)	$57	$285,711
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
In September 2017, the Company entered into a three-way Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health’s National Center for Advancing Translational Sciences (NCATS) and patient advocacy foundation NGLY1.org to collaborate on research efforts aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency.
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
NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2018 10-K filed with the SEC on February 26, 2019. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2018 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
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

Revenue Recognition
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer. See Note 3 for further discussion.
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
Clinical Trial Expenses
Our clinical trials are conducted pursuant to contracts with contract research organizations (CROs) that support conducting and managing clinical trials. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up, initiation activities, enrollment, treatment of patients, or the completion of other clinical trial activities.
Expenses related to clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, progress of the clinical trials, and completion of patient studies. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts we are obligated to pay under our clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we adjust our accruals accordingly on a prospective basis. Revisions to our contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.
We currently have three Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on all the factors set forth above and may fluctuate significantly from quarter to quarter.
Adoption of New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. See Note 6 for further discussion.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise noted, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of March 31, 2019, the Company held $377.8 million in available for sale debt securities. If adopted as of March 31, 2019, this ASU update would not have a material impact on the Company's financial statements.

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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to its customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. Our historical experience is that such adjustments have been immaterial.
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
The following table summarizes net product revenues for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Bile acid products	$18,390	$18,508
Thiola	21,180	19,924
Total net product revenue	$39,570	$38,432
NOTE 4. MARKETABLE SECURITIES
The Company's marketable securities as of March 31, 2019 and December 31, 2018 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. During the three months ended March 31, 2019, investment activity for the Company included $73.0 million in maturities and $80.4 million in purchases, all relating to debt based marketable securities.

Marketable securities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Commercial paper	$53,373	$59,255
Corporate debt securities	324,435	299,413
Securities of government sponsored entities	—	10,000
Total marketable securities:	$377,808	$368,668
The following is a summary of short-term marketable securities classified as available-for-sale as of March 31, 2019 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$53,366	$20	$(13)	$53,373
Corporate debt securities	Less than 1	147,633	28	(200)	147,461
Total maturity less than 1 year		200,999	48	(213)	200,834
Corporate debt securities	1 to 2	176,622	436	(84)	176,974
Total maturity 1 to 2 years		176,622	436	(84)	176,974
Total available-for-sale securities		$377,621	$484	$(297)	$377,808
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2018 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$59,313	$—	$(58)	$59,255
Corporate debt securities	Less than 1	149,824	—	(604)	149,220
Total maturity less than 1 year		209,137	—	(662)	208,475
Corporate debt securities	1 to 2	150,813	18	(638)	150,193
Securities of government-sponsored entities	1 to 2	9,997	4	(1)	10,000
Total maturity 1 to 2 years		160,810	22	(639)	160,193
Total available-for-sale securities		$369,947	$22	$(1,301)	$368,668
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer. All available for sale securities are held in current assets regardless of contractual maturities exceeding one year, as the Company has the ability to sell them within the next twelve months.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of March 31, 2019 and December 31, 2018, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.
NOTE 5. FUTURE ACQUISITION RIGHT AND JOINT DEVELOPMENT AGREEMENT
Censa Pharmaceuticals Inc.
In December 2017, the Company entered into a Future Acquisition Right and Joint Development Agreement (the “Option Agreement”) with Censa, which became effective in January 2018. The Company made an upfront payment of $10 million, agreed to fund certain development activities of Censa’s CNSA-001 program which are expected to be approximately$19.7 million through proof of concept, and paid $5.0 million related to a development milestone for the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger. The Company capitalized the upfront and milestone payments and has expensed the development funding as incurred. The Company is treating the upfront payment and milestone payment, both of which are consideration for the Option, as a cost-method investment with a carrying value of $15.0 million as of March 31, 2019.
If the Company exercises the Option, the Company will acquire Censa for an additional $65 million, which may be reduced by up to $2.6 million of development funding ("creditable"), paid as a combination of 20% in cash and 80% in shares of the Company’s common stock, valued at a fixed price of $21.40 per share; provided, however, that Censa may elect on behalf of its equity holders to receive the upfront consideration in 100% cash if the average price per share of the Company’s common stock for the ten trading days ending on the date the Company provides a notice of interest to exercise the Option is less than $19.26. In addition, if the Company exercises the Option and acquires Censa, the Company would be required to make further cash payments to Censa’s equity holders of up to an aggregate of $25 million if the CNSA-001 program achieves specified development and commercial milestones.
The Company determined that Censa is a variable interest entity ("VIE"), however concluded that the Company is not the primary beneficiary of the VIE. As such, the Company did not consolidate Censa’s results into its consolidated financial statements. The Company will continue to monitor facts and circumstances for changes that could potentially result in the Company becoming the primary beneficiary.
The following table presents the Company’s development funding roll-forward through March 31, 2019 and its effect on the upfront consideration if the Option exercise is elected (in thousands):

March 31, 2019
Non-creditable development funding commitment	$17,091
Development funding creditable against purchase option	2,612
Total development funding	19,703
Development funding paid through March 31, 2019	18,299
Development funding payable	$1,404
NOTE 6.  LEASES
As of January 1, 2019 the Company adopted ASU No. 2016-02, Leases, using a modified retrospective basis method under which prior comparative periods are not restated.
The new standard establishes an ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In addition, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, ASU No. 2018-11, Targeted Improvements, and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, to clarify and amend the guidance in ASU No. 2016-02. The Company has elected the following as practical expedients from within these ASUs: 1) an entity need not reassess whether any expired or existing contracts are or contain leases, 2) an entity need not reassess the lease classification for any expired or existing leases, and 3) an entity need not reassess initial direct costs for any existing leases.
As of January 1, 2019 the Company had a single operating lease for its office located in San Diego, CA. The lease was originally signed in July 2016, amended in July 2017, and is for approximately 45,000 square feet of office space in adjacent buildings. The term of the original lease is 7 years, 7 months, and is coterminous for all space occurring in July 2024. Under the terms of the lease, the Company will pay base annual rent (subject to an annual fixed percentage increase), plus property taxes and other normal and necessary expenses, such as utilities, repairs, security and maintenance. Certain incentives were included in the lease, including approximately $2.3 million in tenant improvement allowances and seven months of rent abatement. The Company has the right to extend the lease for five years.
As of January 1, 2019 the Company's remaining minimum lease payments and unamortized lease incentives were approximately $14 million and $1.8 million, respectively. Using a discount rate equal to our borrowing rate of 7.7% and a remaining term of 5 years, 7 months, the Company determined the ROU asset and lease liability as of adoption were $7.9 million and $11.3 million, respectively. There was no cumulative adjustment to our beginning accumulated deficit balance.
In March 2019, the company amended the existing office lease to add approximately 16,000 square feet of office space in adjacent buildings. The additional space is expected to be utilized through August 2020 and has future minimum lease payments of approximately $1.0 million. The Company determined the ROU asset and lease liability were each $1.0 million.

Following is a schedule of the future minimum rental commitments for our operating lease reconciled to the lease liability and ROU assets as of March 31, 2019 (in thousands):

March 31, 2019
2019	$2,250
2020	2,958
2021	2,486
2022	2,560
2023	2,637
Thereafter	1,585
Total undiscounted future minimum payments	14,476
Present value discount	(2,530)
Total lease liability	11,946
Lease incentives	(1,702)
Straight line lease expense in excess of cash payments	(1,635)
Total ROU asset	$8,609

As of March 31, 2019, the current and non-current portions of the ROU asset were recorded to the Condensed Consolidated Balance Sheet as follows (in thousands):

March 31, 2019
Prepaid expenses and other current assets	$2,590
Other non-current assets	6,019
Total ROU asset	$8,609

As of March 31, 2019, the current and non-current portions of the lease liability were recorded to the Condensed Consolidated Balance Sheet as follows (in thousands):

March 31, 2019
Other current liabilities	$3,054
Other non-current liabilities	8,892
Total lease liabilities	$11,946

For the 3 months ended March 31, 2019, the Company recorded $0.7 million in expense related to operating leases .
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
In estimating the fair value of the Company’s contingent consideration, the Company used the Monte Carlo Simulation model as of March 31, 2019 and December 31, 2018. Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short term nature. As of March 31, 2019, the estimated fair value of the Company's 4.5% Senior Convertible Notes due 2019 was $29.7

million and the estimated fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $262.4 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and the term of the debt.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2019 (in thousands):

	As of March 31, 2019
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$69,838	$49,173	$20,665	—
Marketable securities, available-for-sale	377,808	—	377,808	—
Total	$447,646	$49,173	$398,473	$—
Liabilities:
Business combination-related contingent consideration	$76,000	$—	$—	$76,000
Total	$76,000	$—	$—	$76,000
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2018 (in thousands):

	As of December 31, 2018
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
The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the three months ended March 31, 2019 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2019	$93,000
L-UDCA write-off	(18,000)
Changes in the fair value of contingent consideration	3,169
Contractual payments included in accrued liabilities at March 31, 2019	(2,093)
Contractual payments	—
Foreign currency impact	(76)
Balance at March 31, 2019	$76,000
The key assumptions included in the calculations for contingent consideration were the future number of patients in treatment, projected revenues, discount rate, and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments.
During the three months ended March 31, 2019, the Company recognized $3.2 million in operating expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. For the three months ended March 31, 2019, $1.5 million and $1.6 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam, respectively. In each case, the value increased due to passage of time. In addition, the Company made a portfolio decision not to pursue further development of L-UDCA. The related contingent consideration of $18.0 million was accordingly considered fully written off. See Note 17 for further discussion.
During the three months ended March 31, 2018, the Company incurred charges of $3.6 million in operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. For the three months ended March 31, 2018, $0.8 million, $1.8 million, and $1.0 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to passage of time.
NOTE 8. INTANGIBLE ASSETS
As of March 31, 2019, the net book value of amortizable intangible assets was approximately $159.8 million.
The following table sets forth amortizable intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Finite-lived intangible assets	$233,375	$255,643
Less: accumulated amortization	(73,622)	(68,952)
Net carrying value	$159,753	$186,691
During the three months ended March 31, 2019, the Company made a portfolio decision not to pursue further development of L-UDCA, acquired in 2016. The related in-progress research and development intangible asset ("IPR&D") of $25.5 million was accordingly considered fully impaired and written off. As of December 31, 2018, the value of the IPR&D was $25.5 million. See Note 17 for further discussion.
The following table summarizes amortization expense for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$286	$103
Selling, general and administrative	4,445	4,096
Total amortization expense	$4,731	$4,199

NOTE 9.  CONVERTIBLE NOTES PAYABLE
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed its registered underwritten public offering of $276 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year. The first payment was made on March 15, 2019.
The composition of the Company’s 2025 Notes are as follows (in thousands):

	March 31, 2019	December 31, 2018
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(72,681)	(74,836)
Unamortized debt issuance costs	(5,849)	(6,073)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$197,470	$195,091
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
In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $276.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2025 Notes for redemption will constitute a “make whole fundamental change."
The 2025 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to the Company’s unsecured indebtedness.
The 2025 Notes are currently classified on the Company’s consolidated balance sheet at March 31, 2019 as long-term debt.
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
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through March 31, 2019 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	1,725	—
Amortization of debt discount	2,155	—
Amortization of debt issuance costs	224	—
Total interest expense for the 2025 Notes	$4,104	$—
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
Senior Convertible Notes Due 2019
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal 4.50% senior convertible notes due in 2019 (the “2019 Notes”) which are convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price is subject to customary anti-dilution protection. The 2019 Notes bear interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes mature on May 30, 2019 unless earlier converted or repurchased in accordance with their terms, and there are no contractual payments due prior to that date.
In September 2018, the Company used part of the net proceeds from the issuance of the 2025 Notes noted above to repurchase $23.4 million aggregate principal value of the 2019 Notes in privately-negotiated transactions for approximately $40.2 million in cash. The partial repurchase of the 2019 Notes resulted in a $17.0 million loss on early extinguishment of debt in September 2018. At March 31, 2019, approximately $22.6 million of principal remained outstanding on the 2019 Notes.

The composition of the Company’s 2019 Notes are as follows (in thousands):

	March 31, 2019	December 31, 2018
4.50% senior convertible notes due 2019	$22,590	$22,590
Unamortized debt discount	(50)	(125)
Unamortized debt issuance costs	(3)	(8)
Total 2019 Notes, net of unamortized debt discount and debt issuance costs	$22,537	$22,457

NOTE 10. ACCRUED EXPENSES
Accrued expenses at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Government rebates payable	$8,988	$8,464
Compensation related costs	7,856	10,446
Accrued royalties and contingent consideration	6,042	6,805
Research and development	17,955	16,515
Selling, general and administrative	3,812	2,990
Miscellaneous accrued	1,966	4,475
Total accrued expenses	$46,619	$49,695
NOTE 11.  LOSS PER COMMON SHARE
Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, warrants, and shares issuable upon conversion of the 2019 Notes and 2025 Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended March 31,
	2019			2018
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic and diluted loss per share	41,410,314	$(40,977)	$(0.99)	39,657,418	$(18,378)	$(0.46)
The following common stock equivalents have been excluded because they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted stock units	549	139
Convertible debt	8,411	2,642
Options	7,654	7,025
Warrants	—	633
Total anti-dilutive shares	16,614	10,439
NOTE 12.  COMMITMENTS AND CONTINGENCIES
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

Legal Proceedings
In August 2017, Martin Shkreli, the Company’s former Chief Executive Officer, was convicted on securities fraud charges following investigations by the U.S. Attorney for the Eastern District of New York and the U.S Securities and Exchange Commission. The Company was not a target of these investigations and cooperated with them fully. Mr. Shkreli has appealed his conviction to the United States Court of Appeals for the Second Circuit. In connection with the trial and pending appeal proceedings, Mr. Shkreli sought advancement of his legal fees from the Company, and the Company has advanced a total of $5.4 million in legal fees, of which $3.8 million has been reimbursed by its directors’ and officers’ insurance carriers. Pending the outcome of Mr. Shkreli's appeal, the insurance carriers have reserved their rights to assert that certain of the advanced funds pertain to claims excluded from coverage under the relevant insurance policy and are therefore recoverable by the carriers. As a result, the final amount of the reimbursement from the insurance carriers is not currently estimable. In addition, a portion of these and the other legal fees the Company has advanced to Mr. Shkreli will be subject to reimbursement by Mr. Shkreli under Delaware law in the event it is ultimately determined that Mr. Shkreli is not entitled to be indemnified by the Company in these proceedings.
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
On October 23, 2018, Spring Pharmaceuticals, LLC (Spring) filed a lawsuit against the Company, Martin Shkreli, Mission Pharmacal Company and Alamo Pharma Services, Inc. in the United States District Court for the Eastern District of Pennsylvania alleging that the Company violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of the Thiola® brand drug so that Spring can conduct the bioequivalence testing needed to submit an ANDA to the FDA for approval to market a generic version of the product.  Spring is seeking injunctive relief and damages. The Company intends to vigorously defend against Spring’s claims. On January 15, 2019, the Company filed a motion to dismiss the lawsuit. On April 10, 2019, the Court stayed the Company's motion to dismiss for 90 days to allow for discovery limited to the question of whether Spring has standing to sue. No amounts have been accrued related to this matter and the outcome cannot be determined.
The Company is not aware of any other proceedings or claims that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.
NOTE 13.  SHARE BASED COMPENSATION
Restricted Shares
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the three months ended March 31, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2018	400,426	$24.95
Granted	62,850	23.12
Vested	(24,769)	20.88
Forfeited/canceled	(1,250)	25.25
Unvested March 31, 2019	437,257	$24.92
At March 31, 2019, unamortized stock compensation for service based restricted stock units was $8.3 million, with a weighted-average recognition period of 3.0 years.

Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the three months ended March 31, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2018	226,750	$21.54
Granted	50,000	23.34
Vested	—	—
Forfeited/canceled	—	—
Unvested March 31, 2019	276,750	$21.86
At March 31, 2019, unamortized stock compensation for performance based restricted stock units was $1.8 million, with a weighted-average recognition period of 1.2 years.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2019:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	7,277,337	$18.55	6.94	$40,650
Granted	440,700	23.20
Exercised	(23,727)	12.81
Forfeited/canceled	(33,134)	24.94
Outstanding at March 31, 2019	7,661,176	$18.81	6.87	$40,435
At March 31, 2019, unamortized stock compensation for stock options was $30.9 million, with a weighted-average recognition period of 2.8 years.
At March 31, 2019, outstanding options to purchase 5.0 million shares of common stock were exercisable with a weighted-average exercise price per share of $16.92.
Share Based Compensation
The following table sets forth total stock-based compensation for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$1,670	$1,407
Selling, general & administrative	4,850	3,202
Total	$6,520	$4,609
Exercise of Warrants
The Company issued 168,612 shares of common stock upon the exercise of outstanding warrants during the three months ended March 31, 2018, for cash received by the Company in the amount of $0.6 million. As of March 31, 2019 and December 31, 2018, there were zero warrants exercisable for common shares outstanding.
NOTE 14.  INCOME TAXES
The following table summarizes our effective tax rate and income tax expense for the three months ended March 31, 2019 and 2018 (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Effective tax rate	(1.0)%	(1.3)%
Income tax expense	$(0.4)	$(0.2)

NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$4,377	$4,689
Finished goods	1,194	930
Total inventory	$5,571	$5,619
The inventory reserve was $1.9 million and $1.8 million at March 31, 2019 and December 31, 2018, respectively.
NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $12.7 million and $12.7 million at March 31, 2019 and December 31, 2018, respectively. The total reserves for both periods were immaterial.
NOTE 17. DISPOSITIONS
In June 2016, the company acquired certain rights to L-UDCA for $0.5 million cash. At the same time the company established a related non-cash asset of $25.5 million for IPR&D and a liability of $25.0 million for contingent consideration (deferred financing) related net sales royalties and milestones. As a result of our quarterly valuation update process during 2016 and 2017, the contingent liability was decreased by $2.3 million and $5.7 million, respectively, and increased by $1.0 million during 2018. The resulting balance of the L-UDCA contingent liability at December 31, 2018 was $18.0 million.
During the first quarter of 2019, the company elected to discontinue development of the L-UDCA program, resulting in the write off of the intangible asset of $25.5 million originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations.
NOTE 18. SUBSEQUENT EVENT
On April 23, 2019, Retrophin, Inc. (the “Company”) entered into an office lease with an effective date of April 12, 2019 (the “Lease”) with Kilroy Realty, L.P. (the “Landlord”) for the lease of approximately 77,242 square feet of the building located at 3611 Valley Centre Drive, San Diego, California 92130 (the “Premises”). The Company expects to use the premises as its new principal corporate offices and plans to consolidate its corporate headquarters into the premises from the current location of multiple suites in adjacent buildings at 3721 and 3661 Valley Centre Drive, San Diego, California 92130. Under the terms of the Lease, the Company will have the one time right of first offer on the suites it currently occupies and a general right of first offer to lease additional space from the Landlord in the development. The commencement date of the Lease is expected to be October 1, 2020. The initial term of the Lease is 7 years, 7 months (the “Initial Term”), and the Landlord has granted the Company an option to extend the term of the Lease by a period of five years. The aggregate base rent due over the Initial Term under the terms of the Lease is approximately $36.5 million.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on February 26, 2019. Past operating results are not necessarily indicative of results that may occur in future periods.
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
Our Product Candidates and Products That Have Been Approved

Program / Product
Indication
Preclinical
Phase 1
Phase 2
Phase 3
Approved
Fosmetpantotenate (RE-024)
PKAN
Sparsentan (RE-021)
FSGS
IgAN
CNSA-001*
PKU
NGLY1 Collaboration & Discovery Efforts
NGLY1 Deficiency
CHENODAL
(Chenodiol Tablets 250 mg)
Cholbam
(cholic acid) capsules
Thiola
(tiopronin) tablets

* CNSA-001 is being developed in a strategic collaboration with Censa Pharmaceuticals.

We are developing the following pipeline products:
Fosmetpantotenate
We are developing fosmetpantothenate, a novel small molecule, as a potential treatment for pantothenate kinase-associated neurodegeneration (“PKAN”). PKAN is a genetic neurodegenerative disorder that is typically diagnosed in the first decade of life. Symptoms of PKAN include dystonia, dysarthria, rigidity, retinal degeneration, and severe digestive problems. PKAN is estimated to affect up to 5,000 patients worldwide. There are currently no viable treatment options for patients with PKAN. Fosmetpantotenate is a phosphopantothenate replacement therapy that aims to restore levels of this key substrate in PKAN patients. Certain international health regulators have approved the initiation of dosing fosmetpantotenate in PKAN patients under physician-initiated studies in accordance with local regulations in their respective countries.
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
Sparsentan
Sparsentan is an investigational product candidate with a dual mechanism of action, a potent angiotensin receptor blocker (“ARB”) and selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb (who referred to it as DARA). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:

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

•
Immunoglobulin A nephropathy ("IgAN") is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In the fourth quarter of 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, pivotal Phase 3 clinical trial evaluating the long-term nephroprotective potential of sparsentan for the treatment of IgAN. The primary efficacy endpoint in the PROTECT Study is the change in proteinuria (urine protein-to-creatinine ratio) from baseline after 36 weeks of treatment. We expect that successful achievement of this endpoint will serve as the basis for submission of an NDA for sparsentan for the treatment of IgAN under the Subpart H accelerated approval pathway in the U.S. and CMA consideration in Europe. Secondary efficacy endpoints include change in eGFR from baseline to four weeks post-cessation of randomized treatment, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment. Top-line data from the primary endpoint are expected to become available in the first half of 2022.

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
If the Company exercises the Option, the Company will acquire Censa for an additional $65 million, which may be reduced by up to $2.6 million of development funding, paid as a combination of 20% in cash and 80% in shares of the Company’s common stock, valued at a fixed price of $21.40 per share; provided, however, that Censa may elect on behalf of its equity holders to receive the upfront consideration in 100% cash if the average price per share of the Company’s common stock for the ten trading days ending on the date the Company provides a notice of interest to exercise the Option is less than $19.26. In addition, if the Company exercises the Option and acquires Censa, the Company would be required to make further cash payments to Censa’s equity holders of up to an aggregate of $25 million if the CNSA-001 program achieves specified development and commercial milestones.
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
Censa is currently conducting a Phase 2 proof-of-concept study evaluating CNSA-001 in patients with PKU and we expect top-line data to become available to us during the second quarter of 2019, with a decision made on the Option to acquire in the third quarter of 2019.

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
In September 2017, we entered into a three-way Cooperative Research and Development Agreement with the National Institutes of Health’s National Center for Advancing Translational Sciences (NCATS) and patient advocacy foundation NGLY1.org to collaborate on research efforts aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency.
We sell the following three products:
Chenodal® (chenodiol tablets)
Chenodal is a synthetic oral form of chenodeoxycholic acid, a naturally occurring primary bile acid synthesized from cholesterol in the liver, indicated for the treatment of radiolucent stones in well-opacifying gallbladders in patients in whom selective surgery would be undertaken except for the presence of increased surgical risk due to systemic disease or age.
Chenodal administration is known to reduce biliary cholesterol and the dissolution of radiolucent gallstones through suppression of hepatic synthesis of cholesterol, cholic acid and deoxycholic acid in the bile pool. Chenodal was first approved by the the U.S. Food and Drug Administration ("FDA") in 1983 for the management of gallstones but its marketing was later discontinued due to lack of commercial success. In 2009, Nexgen Pharma Inc.'s Abbreviated New Drug Application ("ANDA") for Chenodal was approved by the FDA for the treatment of gallstones. Chenodal is manufactured under this ANDA. In 2010, Chenodal was granted orphan drug designation for the treatment of cerebrotendinous xanthomatosis (“CTX”), a rare autosomal recessive lipid storage disease. We acquired Chenodal in March 2014.
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
Cholbam® (cholic acid capsules)
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
Pipeline portfolio changes:
During the first quarter of 2019, the company elected to discontinue development of the L-UDCA program, resulting in removing the intangible asset of $25.5 million which was originally recorded in 2016 and the related $18.0 million in contingent liability. This resulted in a net $7.5 million non-cash charge to first quarter operations.
In June 2016, the company acquired certain rights to L-UDCA for $0.5 million cash. At the same time the company established a related non-cash asset of $25.5 million and liability of $25.0 million for IPR&D and contingent consideration (deferred financing) related net sales royalties and milestones. As a result of our quarterly valuation update process during 2016 and 2017, the contingent liability was decreased by $2.3 million and $5.7 million, respectively, and increased by $1.0 million during 2018. The resulting balance of the L-UDCA contingent liability at December 31, 2018 was $18.0 million.

Results of Operations
Results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Net product revenues by product:
Bile acid products	$18,390	$18,508	$(118)
Thiola	21,180	19,924	1,256
Total net product revenues	$39,570	$38,432	$1,138
The sales increase for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to increased patient counts, as well as the normal fluctuations in timing of new patient starts and prescription refills.
Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Cost of goods sold	$1,017	$1,613	$(596)
Research and development	33,443	24,636	8,807
Selling, general and administrative	32,669	26,468	6,201
Change in fair value of contingent consideration	3,169	3,627	(458)
Impairment of L-UDCA IPR&D intangible asset	25,500	—	25,500
Write off of L-UDCA contingent consideration	(18,000)	—	(18,000)
	$77,798	$56,344	$21,454
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
For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, the Company increased its research and development expenses by $8.8 million, which is due to increased clinical trial expenses related to our three on-going Phase 3 studies, fosmetpantotenate in PKAN and sparsentan in FSGS and IgAN.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, the Company increased its selling, general and administrative expenses by $6.2 million due to compensation expense, primarily as a result of a larger employee base, and increased legal expenses.
Change in the valuation of contingent consideration
For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, the change in fair value of contingent consideration is due to timing of payments for Chenodal and Cholbam.

The following table summarizes the Company's change in valuation of contingent consideration (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Chenodal	$1,539	$801	$738
Cholbam	1,630	1,826	(196)
L-UDCA	—	1,000	(1,000)
Change in fair value of contingent consideration	$3,169	$3,627	$(458)
Write off of L-UDCA Contingent Consideration and impairment of L-UDCA IPR&D intangible assets
In June 2016, the company acquired certain rights to L-UDCA for $0.5 million cash. At the same time the company established a related non-cash asset of $25.5 million and liability of $25.0 million for IPR&D and contingent consideration (deferred financing) related net sales royalties and milestones. As a result of our quarterly valuation update process during 2016 and 2017, the contingent liability was decreased by $2.3 million and $5.7 million, respectively, and increased by $1.0 million during 2018. The resulting balance of the L-UDCA contingent liability at December 31, 2018 was $18.0 million.
During the first quarter of 2019, the company elected to discontinue development of the L-UDCA program, resulting in removing the intangible asset of $25.5 million which was originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations.
Other Income/(Expenses):
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Other income (expense), net	$(302)	$121	$(423)
Interest income	2,819	797	2,022
Interest expense	(4,865)	(1,155)	(3,710)
	$(2,348)	$(237)	$(2,111)
The change in the Company's other income (expenses) for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 of $2.1 million is primarily due to the additional interest from the Company's 2.50% Convertible Senior Notes due in 2025 ("2025 Notes") issued in September 2018.
Income Tax Benefit:
For the three months ended March 31, 2019, we recognized an income tax expense of $0.4 million, representing an effective tax rate of 1.0%. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
For the three months ended March 31, 2019, as compared to the same period in 2018, the change in the tax expense and decrease in the effective income tax rate was primarily attributable to the increase in state tax expense in 2019.
The difference between the expected statutory federal tax benefit of 21% and the effective tax expense for three months ended March 31, 2019, was primarily attributable to the valuation allowance against our deferred tax assets.
At March 31, 2019, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three months ended March 31, 2019.
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

The Company had the following financial performance at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Cash & Cash Equivalents	$69,838	$102,873
Marketable securities	377,808	368,668
Accumulated Deficit	(310,994)	(270,017)
Stockholders' Equity	285,711	318,253

Net Working Capital*	$371,438	$391,057
Net Working Capital Ratio**	4.57	4.74
* Current assets less current liabilities.
**Current assets divided by current liabilities.
Convertible Notes Payable
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed its registered underwritten public offering of $276 million aggregate principal amount of the 2025 Notes, and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, the first payment was made on March 15, 2019.
The composition of the Company’s 2025 Notes are as follows (in thousands):

	March 31, 2019	December 31, 2018
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(72,681)	(74,836)
Unamortized debt issuance costs	(5,849)	(6,073)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$197,470	$195,091
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses payable by the Company. A portion of the net proceeds from the 2025 Notes were used by the Company to repurchase $23.4 million aggregate principal amount of its then-outstanding 4.50% Senior Convertible Notes due in 2019 ("2019 Notes") in privately-negotiated transactions for approximately $40.2 million in cash.
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
In September 2018, the Company used part of the net proceeds from the issuance of the 2025 Notes noted above to repurchase $23.4 million aggregate principal value of the 2019 Notes in privately-negotiated transactions for approximately $40.2 million in cash. The partial repurchase of the 2019 Notes resulted in a $17.0 million loss on early extinguishment of debt in September 2018. At March 31, 2019, approximately $22.6 million of principal remained outstanding on the 2019 Notes.
The composition of the Company’s 2019 Notes are as follows (in thousands):

	March 31, 2019	December 31, 2018
4.50% senior convertible notes due 2019	$22,590	$22,590
Unamortized debt discount	(50)	(125)
Unamortized debt issuance costs	(3)	(8)
Total 2019 Notes, net of debt discount and debt issuance costs	$22,537	$22,457
Cash Flows from Operating Activities
Cash used in operating activities was $20.5 million for the three months ended March 31, 2019 compared to cash used of $14.7 million for the three months ended March 31, 2018. The increase in cash used is attributable to net changes in operating assets and liabilities and increased cash used in payments related to change in fair value of contingent consideration.
Cash Flows from Investing Activities
Cash used by investing activities for the three months ended March 31, 2019 was $11.4 million, compared to cash used of $20.9 million for the three months ended March 31, 2018. The change was primarily due to the $10 million option payment to CENSA pursuant to the Future Acquisition Right and Joint Development Agreement recorded as cash paid for investments - equity.
Cash Flows from Financing Activities
Cash used by financing activities for the three months ended March 31, 2019 was $1.1 million compared to cash used of $2.7 million for the three months ended March 31, 2018. The change was due to lower contingent consideration payments in 2019, offset by lower proceeds from the exercise of stock options and warrants. In the three months ended March 31, 2018, the Company paid a net sales milestone payment for Cholbam.
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for at least the next 12 months. This belief is based on many factors, some of which are beyond our control. Factors that may affect financing requirements include, but are not limited to:

•	revenue growth of our marketed products;

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the timing of, and costs involved in, seeking and obtaining marketing approvals for our products, and in maintaining quality systems standards for our products;

•	debt service obligations on the 2019 Notes, which mature on May 30, 2019;

•	debt service obligations on the 2025 Notes;

•	our ability to manufacture sufficient quantities of our products to meet expected demand;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, litigation costs and the results of litigation;

•	our ability to enter into collaboration, licensing or distribution arrangements and the terms and timing of these arrangements;

•	the potential need to expand our business, resulting in additional payroll and other overhead expenses;

•	the potential in-licensing of other products or technologies; and

•	the emergence of competing technologies or other adverse market or technological developments.
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
Off Balance Sheet Arrangements
In December 2017, the Company entered into a Future Acquisition Right of Joint Development Agreement with Censa, which became effective in January 2018. The Company determined that Censa is a variable interest entity ("VIE") and concluded that the Company is not the primary beneficiary of the VIE. As such, the Company did not consolidate Censa’s results into its consolidated financial statements. The Company will continue to monitor facts and circumstances for changes that could potentially result in the Company becoming the primary beneficiary. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Condensed Consolidated Financial Statements--Note 12 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
The following risk factors do not reflect any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
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
We have entered into a joint development agreement with Censa to evaluate CNSA-001 for the treatment of PKU. Under this agreement, we have agreed to fund certain development activities of Censa’s CNSA-001 program, in an aggregate amount expected to be approximately $19.7 million through proof of concept.  However, we have limited control over the development activities of Censa’s CNSA-001 program and face the risk that the development program for CNSA-001 will not be successful, that Censa does not conduct the development activities in a timely manner, or that the development program for CNSA-001 may cost more than expected to reach proof of concept.  If any of these issues arise, our investment in Censa’s CNSA-001 program may be adversely affected and our business may suffer.

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
*A number of recent regulatory and legislative initiatives have been introduced to encourage generic competition for pharmaceutical products, and if a generic version of any of our products enters the market, sales of that product would be negatively impacted.
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
Also, the FDA and the U.S. Federal Trade Commission have been focused on brand companies’ denial of drug supply to potential generic competitors for testing, and the U.S. Congress has been considering a legislatively defined private right of action under which generic companies could bring suit against companies who refuse access to product for bioequivalence testing. We cannot currently predict the specific outcome or impact on our business of such regulatory actions or legislation. It is our policy to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from certain qualified third parties, including generic manufacturers, subject to specified conditions.
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
The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for fosmetpantotenate, sparsentan and CNSA-001, or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell fosmetpantotenate, sparsentan,and CNSA-001 or any other product candidate for which we obtain marketing approval.
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
Our current products and any products that we bring to the market, including fosmetpantotenate, sparsentan and CNSA-001, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our current products and product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
* We will likely experience fluctuations in operating results and could incur substantial losses.
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
We face a variety of litigation-related liability risks.  Our certificate of incorporation, bylaws, other applicable agreements, and/or Delaware law require us to indemnify (and advance expenses to) our current and past directors and officers and employees from reasonable expenses related to the defense of any action arising from their service to us, including circumstances under which indemnification is otherwise discretionary. While our directors and officers are included in a director and officer liability insurance policy, which covers all our directors and officers in some circumstances, our insurance coverage does not cover all of our indemnification obligations and may not be adequate to cover any indemnification or other claims against us. In addition, the underwriters of our present coverage may seek to avoid coverage in certain circumstances based upon the terms of the respective policies. If we incur liabilities that exceed our coverage under our directors and officers insurance policy or incur liabilities not covered by our insurance, we would have to self-fund any indemnification amounts owed to our directors and officers and employees in which case our results of operations and financial condition could be materially adversely affected.  Further, if D&O insurance becomes prohibitively expensive to maintain in the future, we may be unable to renew such insurance on economic terms or unable renew such insurance at all. The lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business
* We may need substantial funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct Phase 3 clinical trials of fosmetpantotenate and sparsentan, continue funding the clinical development of CNSA-001 and potentially acquire Censa, and conduct any other later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates.
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
Our future capital requirements will depend on many factors, including:

•	the progress and results of our pre-clinical and clinical studies of fosmetpantotenate, sparsentan, CNSA-001 and other drug candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	debt service obligations on the 2019 Notes, which mature on May 30, 2019, and 2025 Notes;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies, including the extent to which we exercise our option to acquire Censa; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
* Comprehensive tax reform could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the Tax Act of 2017 that significantly revises the Internal Revenue Code of 1986, as amended.  The Tax Act of 2017, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and eliminating most carrybacks of net operating losses arising in taxable years ending after December 31, 2017, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act of 2017 is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act of 2017.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Act of 2017 and the potential tax consequences of investing in or holding our common stock.
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
Risks Related to our Indebtedness and Investments
* Our indebtedness could adversely affect our financial condition.
As of March 31, 2019, we had approximately $298.6 million of total debt outstanding, classified as short and long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2019 Notes, which mature on May 30, 2019, and 2025 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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

10.1
Retirement Agreement, dated January 4, 2019, by and between the Company and Stephan Aselage. (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 10-K, filed with the SEC on February 26, 2019).

10.2
Employment Agreement, dated January 4, 2019, by and between the Company and Eric M. Dube. (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 10-K, filed with the SEC on February 26, 2019).

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

Date: May 7, 2019	RETROPHIN, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer