Form 10-Q
period 2019-06-30
Retrophin, Inc.
filed 2019-08-06
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-36257
 RETROPHIN, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-4842691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3721 Valley Centre Drive, Suite 200
San Diego, CA 92130
(Address of Principal Executive Offices)
(888) 969-7879
(Registrant's Telephone number including area code)

N/A
Former name, former address and former fiscal year, if changed since last report

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of August 5, 2019 was 42,954,151.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended June 30, 2019

FORWARD-LOOKING STATEMENTS
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
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this quarterly report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned to not unduly rely upon these statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$75,657	$102,873
Marketable securities	350,243	368,668
Accounts receivable, net	15,451	12,662
Inventory, net	5,050	5,619
Prepaid expenses and other current assets	9,164	4,140
Prepaid taxes	1,450	1,716
Total current assets	457,015	495,678
Property and equipment, net	3,015	3,146
Other non-current assets	12,702	7,709
Investment-equity	15,000	15,000
Intangible assets, net	158,906	186,691
Goodwill	936	936
Total assets	$647,574	$709,160
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,519	$6,954
Accrued expenses	50,557	49,695
Other current liabilities	8,417	6,165
Business combination-related contingent consideration	19,094	19,350
2019 Convertible debt	—	22,457
Total current liabilities	90,587	104,621
2025 Convertible debt	199,891	195,091
Other non-current liabilities	22,102	17,545
Business combination-related contingent consideration, less current portion	57,905	73,650
Total liabilities	370,485	390,907
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 42,899,318 and 41,389,524 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	625,999	589,795
Accumulated deficit	(349,695)	(270,017)
Accumulated other comprehensive income (loss)	781	(1,529)
Total stockholders' equity	277,089	318,253
Total liabilities and stockholders' equity	$647,574	$709,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net product sales	$44,707	$41,337	$84,277	$79,769
Operating expenses:
Cost of goods sold	979	1,178	1,996	2,791
Research and development	37,934	34,460	71,377	59,096
Selling, general and administrative	38,970	25,100	71,639	51,568
Change in fair value of contingent consideration	3,353	2,159	6,522	5,786
Impairment of L-UDCA IPR&D intangible asset	—	—	25,500	—
Write off of L-UDCA contingent consideration	—	—	(18,000)	—
Total operating expenses	81,236	62,897	159,034	119,241
Operating loss	(36,529)	(21,560)	(74,757)	(39,472)
Other income (expenses), net:
Other income (expense), net	125	(403)	(177)	(282)
Interest income	2,589	858	5,408	1,655
Interest expense	(4,817)	(1,057)	(9,682)	(2,212)
Total other expense, net	(2,103)	(602)	(4,451)	(839)
Loss before income taxes	(38,632)	(22,162)	(79,208)	(40,311)
Income tax expense	(69)	(167)	(470)	(396)
Net loss	$(38,701)	$(22,329)	$(79,678)	$(40,707)

Basic and diluted net loss per common share:	$(0.92)	$(0.56)	$(1.91)	$(1.03)
Basic and diluted weighted average common shares outstanding:	41,957,860	40,061,045	41,685,599	39,641,334
Comprehensive loss:
Net loss	$(38,701)	$(22,329)	$(79,678)	$(40,707)
Foreign currency translation	(91)	2	27	24
Unrealized gain (loss) on marketable securities	815	375	2,284	(161)
Comprehensive loss	$(37,977)	$(21,952)	$(77,367)	$(40,844)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(79,678)	$(40,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,742	8,991
Non-cash interest expense	798	767
(Accretion) amortization of discounts/premiums on investments, net	(580)	647
Amortization of debt discount and issuance costs	4,933	325
Provision for Inventory	(358)	378
Share based compensation	11,947	10,160
ESPP Expense	345	—
Change in fair value of contingent consideration	(11,478)	5,786
Payments related to change in fair value of contingent consideration	(2,767)	(5,563)
Impairment of IPR&D intangible assets	25,500	—
Unrealized foreign currency transaction gain (loss)	14	214
Other	60	199
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,396)	1,431
Inventory	918	(433)
Other current and non-current operating assets	(10,101)	637
Accounts payable and accrued expenses	6,305	(2,811)
Other current and non-current operating liabilities	7,195	2,485
Net cash used in operating activities	(39,601)	(17,494)
Cash Flows From Investing Activities:
Purchase of fixed assets	(21)	(601)
Cash paid for intangible assets	(7,347)	(11,389)
Proceeds from the sale/maturity of marketable securities	115,998	63,565
Purchase of marketable securities	(94,812)	(29,519)
Cash paid for investments - equity	—	(15,000)
Net cash provided by investing activities	13,818	7,056
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(1,722)	(7,947)
Payment of guaranteed minimum royalty	(1,034)	(1,000)
Payment of other liability	—	(500)
Proceeds from exercise of warrants	—	2,140
Proceeds from exercise of stock options	317	6,890
Other financing activities	1,005	800
Net cash (used in) provided by financing activities	(1,434)	383
Effect of exchange rate changes on cash	1	(34)
Net change in cash and cash equivalents	(27,216)	(10,089)
Cash and cash equivalents, beginning of year	102,873	99,394
Cash and cash equivalents, end of period	$75,657	$89,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2019						Three Months Ended June 30, 2018
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - March 31	41,438,020	$4	$596,644	$57	$(310,994)	$285,712	39,873,285	$4	$486,717	$(1,529)	$(185,717)	$299,475
Share based compensation			5,577			5,577			5,372			5,372
Issuance of common shares under the equity incentive plan and proceeds from exercise	100,151		12			12	198,630	—	2,633			2,633
Exercise of warrants						—	255,445	—	1,533			1,533
Unrealized gain on marketable securities				815		815				375		375
Foreign currency translation adjustments				(91)		(91)				2		2
Issuance of common stock from maturity of the 2019 Convertible debt outstanding	1,297,343		22,590			22,590						—
ESPP stock purchase and expense	63,804	—	1,176			1,176	43,161	—	928			928
Net loss					(38,701)	(38,701)					(22,329)	(22,329)
Balance - June 30	42,899,318	$4	$625,999	$781	$(349,695)	$277,089	40,370,521	$4	$497,183	$(1,152)	$(208,046)	$287,989
	Six Months Ended June 30, 2019						Six Months Ended June 30, 2018
Balance - December 31	41,389,524	$4	$589,795	$(1,529)	$(270,017)	$318,253	39,373,745	$4	$471,800	$(1,015)	$(177,655)	$293,134
Adoption of ASU 2017-11 - reclassification of derivative liability of warrants with down round provisions						—			5,394		10,316	15,710
Share based compensation			11,947			11,947			9,915			9,915
Issuance of common shares under the equity incentive plan and proceeds from exercise	148,647		317			317	529,558	—	6,890			6,890
Exercise of warrants						—	424,057	—	2,140			2,140
Unrealized gain (loss) on marketable securities				2,284		2,284				(161)		(161)
Foreign currency translation adjustments				26		26				24		24
Issuance of common stock from maturity of the 2019 Convertible debt outstanding	1,297,343	—	22,590			22,590						—
ESPP stock purchase and expense	63,804	—	1,350			1,350	43,161		1,044			1,044
Net loss					(79,678)	(79,678)					(40,707)	(40,707)
Balance - June 30	42,899,318	$4	$625,999	$781	$(349,695)	$277,089	40,370,521	$4	$497,183	$(1,152)	$(208,046)	$287,989
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In September 2017, the Company entered into a three-way Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and patient advocacy foundation NGLY1.org to collaborate on research efforts aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency.
In June 2019, the Company announced that it has entered into a three-way CRADA with NCATS and patient advocacy foundation Alagille Syndrome Alliance ("ALGSA") to collaborate on research efforts aimed at the identification and development of potentially novel therapeutics for Alagille syndrome ("ALGS").
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

•
Thiola (tiopronin tablets) is approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria. On June 28, 2019, the Company announced that the U.S. Food and Drug Administration ("FDA") approved 100 mg and 300 mg tablets of THIOLA® EC (tiopronin), a new enteric-coated formulation of THIOLA® (tiopronin), to be used for the treatment of cystinuria.

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
Clinical Trial Expenses
Our clinical trials are conducted pursuant to contracts with contract research organizations ("CROs") that support conducting and managing clinical trials. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up, initiation activities, enrollment, treatment of patients, or the completion of other clinical trial activities.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of June 30, 2019, the Company held $350.2 million in available-for-sale debt securities. If adopted as of June 30, 2019, this ASU update would not have a material impact on the Company's financial statements.

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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. Our historical experience is that such adjustments have been immaterial.
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
The following table summarizes net product revenues for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Bile acid products	$20,929	$18,594	$39,319	$37,102
Thiola	23,778	22,743	44,958	42,667
Total net product revenue	$44,707	$41,337	$84,277	$79,769

NOTE 4. MARKETABLE SECURITIES
The Company's marketable securities as of June 30, 2019 and December 31, 2018 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. During the six months ended June 30, 2019, investment activity for the Company included $116.0 million in maturities and $94.8 million in purchases, all relating to debt based marketable securities.

Marketable securities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Commercial paper	$43,675	$59,255
Corporate debt securities	306,568	299,413
Securities of government sponsored entities	—	10,000
Total marketable securities:	$350,243	$368,668

The following is a summary of short-term marketable securities classified as available-for-sale as of June 30, 2019 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$43,632	$43	$—	$43,675
Corporate debt securities	Less than 1	178,776	315	(49)	179,042
Total maturity less than 1 year		222,408	358	(49)	222,717
Corporate debt securities	1 to 2	126,833	700	(7)	127,526
Total maturity 1 to 2 years		126,833	700	(7)	127,526
Total available-for-sale securities		$349,241	$1,058	$(56)	$350,243
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2018 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$59,313	$—	$(58)	$59,255
Corporate debt securities	Less than 1	149,824	—	(604)	149,220
Total maturity less than 1 year		209,137	—	(662)	208,475
Corporate debt securities	1 to 2	150,813	18	(638)	150,193
Securities of government-sponsored entities	1 to 2	9,997	4	(1)	10,000
Total maturity 1 to 2 years		160,810	22	(639)	160,193
Total available-for-sale securities		$369,947	$22	$(1,301)	$368,668

The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer. All available-for-sale securities are held in current assets regardless of contractual maturities exceeding one year, as the Company has the ability to sell them within the next twelve months.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of June 30, 2019 and December 31, 2018, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.
NOTE 5. FUTURE ACQUISITION RIGHT AND JOINT DEVELOPMENT AGREEMENT
Censa Pharmaceuticals Inc.
In December 2017, the Company entered into a Future Acquisition Right and Joint Development Agreement (the “Option Agreement”) with Censa, which became effective in January 2018. The Company made an upfront payment of $10.0 million, agreed to fund certain development activities of Censa’s CNSA-001 program which were expected to be approximately $19.9 million through proof of concept, and paid $5.0 million related to a development milestone for the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger. The Company capitalized the upfront and milestone payments and expensed the development funding as incurred. The Company treated the upfront payment and milestone payment, both of which were consideration for the Option, as a cost-method investment with a carrying value of $15.0 million as of June 30, 2019.
If the Company had exercised the Option, the Company would have acquired Censa for an additional $65.0 million, which would have been reduced by up to $2.8 million of development funding ("creditable"), paid as a combination of 20% in cash and 80% in shares of the Company’s common stock, valued at a fixed price of $21.40 per share; provided, however, that Censa could have elected on behalf of its equity holders to receive the upfront consideration in 100% cash if the average price per share of the Company’s common stock for the ten trading days ending on the date the Company provided notice of interest to exercise the Option was less than $19.26. In addition, if the Company had exercised the Option and acquired Censa, the Company would have been required to make further cash payments to Censa’s equity holders of up to an aggregate of $25.0 million if the CNSA-001 program had achieved specified development and commercial milestones.
The Company determined that Censa was a variable interest entity ("VIE"), and concluded that the Company was not the primary beneficiary of the VIE. As such, the Company did not consolidate Censa’s results into its consolidated financial statements.
The following table presents the Company’s development funding roll-forward through June 30, 2019 and its effect on the upfront consideration if the Company exercised the Option (in thousands):

June 30, 2019
Non-creditable development funding commitment	$17,091
Development funding creditable against purchase option	2,831
Total development funding	19,922
Development funding paid through June 30, 2019	19,308
Development funding payable	$614

In August 2019, following a strategic review of the CNSA-001 program in patients with phenylketonuria (PKU), the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company expects to impair the $15 million long term investment on the balance sheet during the third quarter of 2019.
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
As of January 1, 2019 the Company had a single operating lease for its office located in San Diego, California. The lease was originally signed in July 2016, was amended in July 2017, and is for approximately 45,000 square feet of office space in adjacent buildings. The term of the original lease is 7 years, 7 months, and is coterminous for all space occurring in July 2024. Under the terms of the lease, the Company will pay base annual rent (subject to an annual fixed percentage increase), plus property taxes and other normal and necessary expenses, such as utilities, repairs, security and maintenance. Certain incentives were included in the lease, including approximately $2.3 million in tenant improvement allowances and seven months of rent abatement. The Company has the right to extend the lease for five years.
As of January 1, 2019 the Company's remaining minimum lease payments and unamortized lease incentives were approximately $14.0 million and $1.8 million, respectively. Using a discount rate equal to our borrowing rate of 7.7% and a remaining term of 5 years, 7 months, the Company determined the ROU asset and lease liability as of adoption were $7.9 million and $11.3 million, respectively. There was no cumulative adjustment to our beginning accumulated deficit balance.
In March 2019, the company amended the existing office lease to add approximately 16,000 square feet of office space in adjacent buildings; 5,700 square feet has been occupied as of June 30, 2019. The total additional space is expected to be utilized through August 2020 and has future minimum lease payments of approximately $1.0 million. The Company determined the ROU asset and lease liability were each $0.4 million for the lease space that has commenced and is occupied as of June 30, 2019.
On April 23, 2019, the Company entered into an office lease with an effective date of April 12, 2019 with Kilroy Realty, L.P. (the "Landlord") for the lease of 77,242 square feet of the building located at 3611 Valley Centre Drive, San Diego, California. The Company expects to use the premises as its new principal corporate offices and plans to consolidate its corporate headquarters into the premises from the current location of multiple suites in adjacent buildings at 3721 and 3661 Valley Centre Drive, San Diego, California. Under the terms of the lease, the Company will have the one time right of first offer on the suites it currently occupies and a general right of first offer to lease additional space from the Landlord in the development. The commencement date of the lease is expected to be October 1, 2020. The initial term of the lease is 7 years, 7 months, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. The aggregate base rent due over the initial term under the terms of the lease is approximately $36.5 million.

Following is a schedule of the future minimum rental commitments for our operating lease reconciled to the lease liability and ROU assets as of June 30, 2019 (in thousands):

June 30, 2019
2019	$1,318
2020	2,613
2021	2,486
2022	2,560
2023	2,637
Thereafter	1,585
Total undiscounted future minimum payments	13,199
Present value discount	(2,278)
Total lease liability	10,921
Lease incentives	(1,703)
Straight line lease expense in excess of cash payments	(1,622)
Total ROU asset	$7,596

As of June 30, 2019, the current and non-current portions of the ROU asset were recorded to the Condensed Consolidated Balance Sheets as follows (in thousands):

June 30, 2019
Prepaid expenses and other current assets	$2,170
Other non-current assets	5,426
Total ROU asset	$7,596

As of June 30, 2019, the current and non-current portions of the lease liability were recorded to the Condensed Consolidated Balance Sheets as follows (in thousands):

June 30, 2019
Other current liabilities	$2,674
Other non-current liabilities	8,247
Total lease liabilities	$10,921

For the three and six months ended June 30, 2019, the Company recorded $0.6 million and $1.3 million in expense related to operating leases, respectively.
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
In estimating the fair value of the Company’s contingent consideration, the Company used the Monte Carlo Simulation model as of June 30, 2019 and December 31, 2018. Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of June 30, 2019, the estimated fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $249.0

million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and the term of the debt.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2019 (in thousands):

	As of June 30, 2019
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$75,657	$43,836	$31,821	$—
Marketable securities, available-for-sale	350,243	—	350,243	—
Total	$425,900	$43,836	$382,064	$—
Liabilities:
Business combination-related contingent consideration	$76,999	$—	$—	$76,999
Total	$76,999	$—	$—	$76,999
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

The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the six months ended June 30, 2019 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2019	$93,000
L-UDCA write-off	(18,000)
Changes in the fair value of contingent consideration	6,522
Contractual payments included in accrued liabilities at June 30, 2019	(2,269)
Contractual payments	(2,253)
Foreign currency impact	(1)
Balance at June 30, 2019	$76,999

The key assumptions included in the calculations for contingent consideration were the future number of patients in treatment, projected revenues, discount rate, and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments.
During the three and six months ended June 30, 2019, the Company recognized $3.4 million and $6.5 million, respectively, in operating expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. For the six months ended June 30, 2019, $4.3 million and $2.2 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam, respectively. In each case, the value increased due to passage of time. In addition, the Company made a portfolio decision not to pursue further development of its product candidate L-UDCA. The related contingent consideration of $18.0 million was accordingly considered fully written off. See Note 17 for further discussion.
During the three and six months ended June 30, 2018, the Company incurred charges of $2.2 million and $5.8 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. For the six months ended June 30, 2018, $1.9 million, $1.4 million, and $2.5 million of the charges were related to the increase in contingent consideration liabilities for the products Chenodal and Cholbam and product candidate L-UDCA, respectively. In each case, the value increased due to passage of time.
NOTE 8. INTANGIBLE ASSETS
As of June 30, 2019, the net book value of amortizable intangible assets was approximately $158.9 million.
The following table sets forth amortizable intangible assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Finite-lived intangible assets	$237,427	$255,643
Less: accumulated amortization	(78,521)	(68,952)
Net carrying value	$158,906	$186,691

During the first quarter of 2019, the Company made a portfolio decision not to pursue further development of L-UDCA, acquired in 2016. The related in-progress research and development intangible asset ("IPR&D") of $25.5 million was accordingly considered fully impaired and written off. As of December 31, 2018, the value of the IPR&D was $25.5 million. See Note 17 for further discussion.
The following table summarizes amortization expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$289	$289	$574	$392
Selling, general and administrative	4,567	4,206	9,013	8,302
Total amortization expense	$4,856	$4,495	$9,587	$8,694

NOTE 9.  CONVERTIBLE NOTES PAYABLE
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed its registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year. The first payment was made on March 15, 2019.
The composition of the Company’s 2025 Notes are as follows (in thousands):

	June 30, 2019	December 31, 2018
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(70,484)	(74,836)
Unamortized debt issuance costs	(5,625)	(6,073)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$199,891	$195,091

The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses payable by the Company. A portion of the net proceeds from the 2025 Notes was used by the Company to repurchase $23.4 million aggregate principal amount of its then-outstanding 4.5% senior convertible notes due in 2019 in privately-negotiated transactions.
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
In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $276.0 million principal amount and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2025 Notes for redemption will constitute a “make whole fundamental change."
The 2025 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to the Company’s unsecured indebtedness.
The 2025 Notes are currently classified on the Company’s Condensed Consolidated Balance Sheets at June 30, 2019 as long-term debt.
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
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through June 30, 2019 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$1,725	$—	$3,450	$—
Amortization of debt discount	2,197	—	4,352	—
Amortization of debt issuance costs	224	—	448	—
Total interest expense for the 2025 Notes	$4,146	$—	$8,250	$—

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
Senior Convertible Notes Due 2019
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal amount of 4.50% senior convertible notes due in 2019 (the “2019 Notes”) which were convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price was subject to customary anti-dilution protection. The 2019 Notes bore interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes had a maturity date of May 30, 2019 and there were no contractual payments due prior to that date.
In September 2018, the Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase $23.4 million aggregate principal amount of the 2019 Notes in privately-negotiated transactions for approximately $40.2 million in cash. The partial repurchase of the 2019 Notes resulted in a $17.0 million loss on early extinguishment of debt in September 2018.

In May 2019, the remaining $22.6 million outstanding principal amount of 2019 Notes was converted by the holders thereof into approximately 1.3 million shares of common stock.
The composition of the Company’s 2019 Notes at December 31, 2018 was as follows (in thousands):

December 31, 2018
4.50% senior convertible notes due 2019	$22,590
Unamortized debt discount	(125)
Unamortized debt issuance costs	(8)
Total 2019 Notes, net of unamortized debt discount and debt issuance costs	$22,457

NOTE 10. ACCRUED EXPENSES
Accrued expenses at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Government rebates payable	$6,024	$8,464
Compensation related costs	10,122	10,446
Accrued royalties and contingent consideration	6,912	6,805
Research and development	21,011	16,515
Selling, general and administrative	3,422	2,990
Miscellaneous accrued	3,066	4,475
Total accrued expenses	$50,557	$49,695

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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended June 30,
	2019			2018
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic and diluted loss per share	41,957,860	$(38,701)	$(0.92)	40,061,045	$(22,329)	$(0.56)

	Six Months Ended June 30,
	2019			2018
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic and diluted loss per share	41,685,599	$(79,678)	$(1.91)	39,641,334	$(40,707)	$(1.03)

The following common stock equivalents have been excluded because they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock units	650	350	600	250
Convertible debt	7,900	2,600	8,200	2,600
Options	7,950	7,200	7,800	7,100
Warrants	—	450	—	550
Total anti-dilutive shares	16,500	10,600	16,600	10,500

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
Legal Proceedings
In August 2017, Martin Shkreli, the Company’s former Chief Executive Officer, was convicted on securities fraud charges following investigations by the U.S. Attorney for the Eastern District of New York and the U.S. Securities and Exchange Commission. Mr. Shkreli appealed his conviction to the United States Court of Appeals for the Second Circuit, and in July 2019, the Court of Appeals affirmed his conviction. In connection with the trial and appeal proceedings, the Company advanced a portion of Mr. Shkreli’s legal fees, of which $3.8 million was reimbursed by its directors’ and officers’ insurance carriers. Pending the outcome of Mr. Shkreli's appeal, the insurance carriers reserved their rights to assert that certain of the advanced funds pertain to claims excluded from coverage under the relevant insurance policy and are therefore recoverable by the carriers, and therefore the final amount of the reimbursement from the insurance carriers is not currently estimable.
As previously disclosed, in August 2015, the Company filed a lawsuit in federal district court for the Southern District of New York against Mr. Shkreli, asserting that he breached his fiduciary duty of loyalty during his previous tenure as the Company’s Chief Executive Officer and a member of its Board of Directors. Mr. Shkreli subsequently initiated a JAMS arbitration against the Company claiming that the Company breached his December 2013 employment agreement. The Company asserted counterclaims in the arbitration that were substantially similar to the claims it previously asserted in the federal lawsuit. In February 2019, Mr. Shkreli amended his arbitration demand to add a claim relating to an October 2014 summary separation proposal. After the arbitration panel determined that Mr. Shkreli could not bring claims against Stephen Aselage, Margaret Valeur-Jensen, and Gary Lyons before JAMS for lack of jurisdiction, Mr. Shkreli brought suit against them in federal court for the Southern District of New York in May 2019 (SDNY Action). The hearing on the merits before the JAMS arbitration panel was scheduled to commence in June 2019.
In advance of the scheduled arbitration hearing on the above-referenced claims and counterclaims, the Company and Mr. Shkreli reached a comprehensive settlement covering all of the disputes between them and Mr. Aselage, Dr. Valeur-Jensen, and Mr. Lyons as of such time and on June 17, 2019, the Company and Mr. Shkreli entered into a Settlement Agreement memorializing such terms. Under the terms of the Settlement Agreement, each of the parties’ pending claims and counterclaims was dismissed with prejudice (and Mr. Shkreli dismissed, with prejudice, the SDNY Action), and the parties, including Retrophin on behalf of Mr. Aselage, Dr. Valeur-Jensen, and Mr. Lyons, granted one another a broad mutual release of claims. Mr. Shkreli also agreed to extinguish his rights to future advancement of legal fees and indemnification by the Company (other than for certain pending litigation), and to abide by certain standstill restrictions and the Company made an undisclosed cash payment to Mr. Shkreli.
In October 2018, Spring Pharmaceuticals, LLC (Spring) filed a lawsuit against the Company, Martin Shkreli, Mission Pharmacal Company and Alamo Pharma Services, Inc. in the United States District Court for the Eastern District of Pennsylvania alleging that the Company violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of the Thiola® brand drug so that Spring can conduct the bioequivalence testing needed to submit an ANDA to the FDA for approval to market a generic version of the product.  Spring is seeking injunctive relief and damages. The Company intends to vigorously defend against Spring’s claims. In January 2019, the Company filed a motion to dismiss the lawsuit. In April 2019, the Court stayed the Company's motion to dismiss to allow for discovery limited to the question of whether Spring has standing to sue, which has been largely completed. No amounts have been accrued related to this matter and the outcome cannot be determined.
The Company is not aware of any other proceedings or claims that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 13.  SHARE BASED COMPENSATION
Restricted Shares
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the six months ended June 30, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2018	400,426	$24.95
Granted	395,015	18.89
Vested	(124,120)	24.25
Forfeited/canceled	(13,126)	23.26
Unvested June 30, 2019	658,195	$21.48

At June 30, 2019, unamortized stock compensation for service based restricted stock units was $12.9 million, with a weighted-average recognition period of 3.3 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the six months ended June 30, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2018	226,750	$21.54
Granted	80,000	21.32
Vested	—	—
Forfeited/canceled	—	—
Unvested June 30, 2019	306,750	$21.48

At June 30, 2019, unamortized stock compensation for performance based restricted stock units was $1.9 million, with a weighted-average recognition period of 1.0 years.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2019:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	7,277,337	$18.55	6.94	$40,650
Granted	1,188,625	$20.03
Exercised	(24,527)	$12.92
Forfeited/canceled	(852,000)	$11.06
Outstanding at June 30, 2019	7,589,435	$19.64	7.13	$21,722

At June 30, 2019, unamortized stock compensation for stock options was $34.1 million, with a weighted-average recognition period of 2.9 years.
At June 30, 2019, outstanding options to purchase 4.8 million shares of common stock were exercisable with a weighted-average exercise price per share of $18.62.

Share Based Compensation
The following table sets forth total stock-based compensation for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,896	$1,582	$3,566	$2,989
Selling, general & administrative	3,852	3,844	8,702	7,046
Total	$5,748	$5,426	$12,268	$10,035

Exercise of Warrants
The Company issued 255,445 and 424,057 shares of common stock upon the exercise of outstanding warrants during the three and six months ended June 30, 2018, respectively, for cash received by the Company in the amount of $1.5 million and $2.1 million, respectively. As of June 30, 2019 and December 31, 2018, there were no warrants outstanding or exercisable.
NOTE 14.  INCOME TAXES
The following table summarizes our effective tax rate and income tax expense for the three and six months ended June 30, 2019 and 2018 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective tax rate	(0.2)%	(0.8)%	(0.6)%	(1.0)%
Income tax expense	$(0.1)	$(0.2)	$(0.5)	$(0.4)

NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$4,220	$4,689
Finished goods	830	930
Total inventory	$5,050	$5,619

The inventory reserve was $2.0 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively.
NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $15.5 million and $12.7 million at June 30, 2019 and December 31, 2018, respectively. The total reserves for both periods were immaterial.
NOTE 17. DISPOSITIONS
In June 2016, the Company acquired certain rights to its product candidate L-UDCA for $0.5 million cash. At the same time the Company established a related non-cash asset of $25.5 million for IPR&D and a liability of $25.0 million for contingent consideration related net sales royalties and milestones. As a result of our quarterly valuation update process during 2016 and 2017, the contingent liability was decreased by $2.3 million and $5.7 million, respectively, and increased by $1.0 million during 2018. The resulting balance of the L-UDCA contingent liability at December 31, 2018 was $18.0 million.
During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program, resulting in the write off of the intangible asset of $25.5 million originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations.
NOTE 18. SUBSEQUENT EVENT
In August 2019, following a strategic review of the CNSA-001 program in patients with phenylketonuria (PKU), the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company expects to impair the $15 million long term investment on the balance sheet during the third quarter of 2019.

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
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare diseases.
Our Product Candidates and Approved Products

Program / Product
Indication
Preclinical
Phase 1
Phase 2
Phase 3
Approved
Fosmetpantotenate (RE-024)
PKAN
Sparsentan (RE-021)
FSGS
IgAN
NGLY1 Collaboration
NGLY1 Deficiency
ALGS Collaboration
Alagille Syndrome
CHENODAL
(Chenodiol Tablets 250 mg)
Cholbam
(cholic acid) capsules
Thiola EC
(tiopronin)
Delayed-Release Tablets 100mg/300mg
Thiola
(tiopronin) tablets

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
In 2015 and 2016 we filed a U.S. Investigational New Drug application ("IND"), completed the Phase I clinical trials and obtained both orphan drug and fast track designation in the United States. Additionally, we received orphan drug designation in the European Union and reached an agreement with the FDA under the Special Protocol Assessment ("SPA") process for a Phase 3 clinical trial for PKAN.
In the fourth quarter of 2018, the pivotal Phase 3 FORT Study of fosmetpantotenate in PKAN completed patient enrollment. The FORT Study is designed to be registration-enabling in the U.S. and Europe, and we expect top-line data to become available during the third quarter of 2019.
Sparsentan
Sparsentan is an investigational product candidate with a dual mechanism of action, a potent angiotensin receptor blocker (“ARB”) and selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A. We have secured a license to sparsentan from Ligand Pharmaceuticals, Inc. and Bristol-Myers Squibb (who referred to it as DARA). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:

•
Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are currently no FDA approved pharmacologic treatments for FSGS and off-label treatments are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States with approximately half of them being candidates for sparsentan. In 2015 and 2016 we received orphan drug designation in the United States and European Union and generated positive data from our Phase 2 DUET study of sparsentan for the treatment of FSGS. In the second quarter of 2018, we announced the initiation of the Phase 3 DUPLEX Study of sparsentan in FSGS, and enrollment continues. This pivotal DUPLEX Study is designed to include an interim analysis of modified partial remission of proteinuria. We expect that successful achievement of this endpoint will serve as the basis for submission of a New Drug Application ("NDA") for sparsentan for the treatment of FSGS under the Subpart H accelerated approval pathway in the United States and Conditional Marketing Authorization ("CMA") consideration in Europe. The confirmatory endpoint of the study will compare changes in slope of estimated glomerular filtration rate ("eGFR"). Top-line data from the interim analysis are expected to become available in the first half of 2021.

•
Immunoglobulin A nephropathy ("IgAN") is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system ("RAAS") blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In the fourth quarter of 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, pivotal Phase 3 clinical trial evaluating the long-term nephroprotective potential of sparsentan for the treatment of IgAN. The primary efficacy endpoint in the PROTECT Study is the change in proteinuria (urine protein-to-creatinine ratio) from baseline after 36 weeks of treatment. We expect that successful achievement of this endpoint will serve as the basis for submission of an NDA for sparsentan for the treatment of IgAN under the Subpart H accelerated approval pathway in the U.S. and CMA consideration in Europe. Secondary efficacy endpoints include change in eGFR from baseline to four weeks post-cessation of randomized treatment, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment. Top-line data from the primary endpoint are expected to become available in the first half of 2022.

NGLY1 Collaboration
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
In September 2017, we entered into a three-way Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and patient advocacy foundation NGLY1.org to collaborate on research efforts aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency.
Alagille Collaboration
Alagille syndrome ("ALGS"), is a rare genetic disorder that can affect the liver, heart, skeleton, eyes and kidneys. Symptoms and severity of ALGS can vary greatly from one person to another. Symptoms often develop during the first three months of life and include interrupted bile flow (cholestasis), jaundice, poor weight gain and growth, and severe itching (pruritis). ALGS is an autosomal dominant disorder or can occur spontaneously. According to the National Organization for Rare Disorders ("NORD"), the estimated incidence of ALGS is between 1 in 30,000 and 1 in 45,000 births. There are currently no approved therapies for ALGS.
In June 2019, we announced that we entered into a three-way CRADA with NCATS and patient advocacy foundation Alagille Syndrome Alliance ("ALGSA") to collaborate on research efforts aimed at the identification and development of potential therapeutics for ALGS.
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
Chenodal administration is known to reduce biliary cholesterol and the dissolution of radiolucent gallstones through suppression of hepatic synthesis of cholesterol, cholic acid and deoxycholic acid in the bile pool. Chenodal was first approved by the U.S. Food and Drug Administration ("FDA") in 1983 for the management of gallstones but its marketing was later discontinued due to lack of commercial success. In 2009, Nexgen Pharma Inc.'s Abbreviated New Drug Application ("ANDA") for Chenodal was approved by the FDA for the treatment of gallstones. Chenodal is manufactured under this ANDA. In 2010, Chenodal was granted orphan drug designation for the treatment of cerebrotendinous xanthomatosis (“CTX”), a rare autosomal recessive lipid storage disease. We acquired Chenodal in March 2014.
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
In June 2019, we announced that the FDA approved 100 mg and 300 mg tablets of THIOLA® EC (tiopronin), a new enteric-coated formulation of THIOLA® (tiopronin). THIOLA EC became available to patients in July 2019 and the original formulation also remains available to patients.
Pipeline portfolio changes:
During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program, resulting in removing the intangible asset of $25.5 million, originally recorded in 2016, and the related $18.0 million in contingent liability. This resulted in a net $7.5 million non-cash charge to first quarter operations. In June 2016, the Company acquired certain rights to its product candidate L-UDCA for $0.5 million cash. At the same time the Company established a related non-cash asset of $25.5 million and liability of $25.0 million for IPR&D and contingent consideration (deferred financing) related net sales royalties and milestones. As a result of our quarterly valuation update process during 2016 and 2017, the contingent liability was decreased by $2.3 million and $5.7 million, respectively, and increased by $1.0 million during 2018. The resulting balance of the L-UDCA contingent liability at December 31, 2018 was $18.0 million.
In August 2019, following a strategic review of the CNSA-001 program in patients with phenylketonuria (PKU), the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company expects to impair the $15 million long term investment on the balance sheet during the third quarter of 2019.
Results of Operations
Results of operations for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Net product revenues by product:
Bile acid products	$20,929	$18,594	$2,335	$39,319	$37,102	$2,217
Thiola	23,778	22,743	1,035	44,958	42,667	2,291
Total net product revenues	$44,707	$41,337	$3,370	$84,277	$79,769	$4,508
The sales increase for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was due to increased patient counts, as well as the normal fluctuations in timing of new patient starts and prescription refills.

Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Cost of goods sold	$979	$1,178	$(199)	$1,996	$2,791	$(795)
Research and development	37,934	34,460	3,474	71,377	59,096	12,281
Selling, general and administrative	38,970	25,100	13,870	71,639	51,568	20,071
Change in fair value of contingent consideration	3,353	2,159	1,194	6,522	5,786	736
Impairment of L-UDCA IPR&D intangible asset	—	—	—	25,500	—	25,500
Write off of L-UDCA contingent consideration	—	—	—	(18,000)	—	(18,000)
	$81,236	$62,897	$18,339	$159,034	$119,241	$39,793
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
For the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, the Company increased its research and development expenses by $3.5 million and $12.3 million, respectively, which is due to increased clinical trial expenses related to our three on-going Phase 3 studies, fosmetpantotenate in PKAN and sparsentan in FSGS and IgAN.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, the Company increased its selling, general and administrative expenses by $13.9 million and $20.1 million, respectively, due to compensation expense, primarily as a result of a larger employee base, and increased legal expenses.
Change in the valuation of contingent consideration
For the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, the change in fair value of contingent consideration is due to timing of payments for Chenodal and Cholbam.
The following table summarizes the Company's change in valuation of contingent consideration (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Chenodal	$2,741	$1,107	$1,634	$4,280	$1,908	$2,372
Cholbam	612	(458)	1,070	2,242	1,378	864
L-UDCA	—	1,500	(1,500)	—	2,500	(2,500)
Change in fair value of contingent consideration	$3,353	$2,149	$1,204	$6,522	$5,786	$736
Write off of L-UDCA Contingent Consideration and impairment of L-UDCA IPR&D intangible assets
In June 2016, the Company acquired certain rights to its product candidate L-UDCA for $0.5 million cash. At the same time the Company established a related non-cash asset of $25.5 million and liability of $25.0 million for IPR&D and contingent consideration (deferred financing) related net sales royalties and milestones. As a result of our quarterly valuation update process during 2016 and 2017, the contingent liability was decreased by $2.3 million and $5.7 million, respectively, and increased by $1.0 million during 2018. The resulting balance of the L-UDCA contingent liability at December 31, 2018 was $18.0 million.
During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program, resulting in removing the intangible asset of $25.5 million which was originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations.

Other Income (Expenses):
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Other income (expense), net	$125	$(403)	$528	$(177)	$(282)	$105
Interest income	2,589	858	1,731	5,408	1,655	3,753
Interest expense	(4,817)	(1,057)	(3,760)	(9,682)	(2,212)	(7,470)
	$(2,103)	$(602)	$(1,501)	$(4,451)	$(839)	$(3,612)
The change in the Company's other income (expenses) for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 of $1.5 million and $3.6 million, respectively, is primarily due to the additional interest from the Company's 2.50% Convertible Senior Notes due in 2025 ("2025 Notes") issued in September 2018.
Income Tax Expense:
For the three and six months ended June 30, 2019, we recognized an income tax expense of $0.1 million and $0.5 million, representing an effective tax rate for the year of 0.2%. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
At June 30, 2019, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the six months ended June 30, 2019.
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
The Company had the following financial performance at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Cash & Cash Equivalents	$75,657	$102,873
Marketable securities	350,243	368,668
Accumulated Deficit	(349,695)	(270,017)
Stockholders' Equity	277,089	318,253

Net Working Capital*	$366,428	$391,057
Net Working Capital Ratio**	5.05	4.74
* Current assets less current liabilities.
**Current assets divided by current liabilities.
Convertible Notes Payable
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed its registered underwritten public offering of $276.0 million aggregate principal amount of the 2025 Notes, and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year. The first payment was made on March 15, 2019.
The composition of the Company’s 2025 Notes are as follows (in thousands):

	June 30, 2019	December 31, 2018
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(70,484)	(74,836)
Unamortized debt issuance costs	(5,625)	(6,073)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$199,891	$195,091

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
Convertible Senior Notes Due 2019
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal amount of 2019 Notes which were convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price was subject to customary anti-dilution protection. The 2019 Notes bore interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The maturity date of the 2019 Notes was on May 30, 2019, and there were no contractual payments due prior to that date.
In September 2018, the Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase $23.4 million aggregate principal amount of the 2019 Notes in privately-negotiated transactions for approximately $40.2 million in cash. The partial repurchase of the 2019 Notes resulted in a $17.0 million loss on early extinguishment of debt in September 2018.
In May 2019, the remaining $22.6 million outstanding principal amount of 2019 Notes was converted by the holders thereof into approximately 1.3 million shares of common stock.
The composition of the 2019 Notes at December 31, 2018 was as follows (in thousands):

December 31, 2018
4.50% senior convertible notes due 2019	$22,590
Unamortized debt discount	(125)
Unamortized debt issuance costs	(8)
Total 2019 Notes, net of debt discount and debt issuance costs	$22,457
Cash Flows from Operating Activities
Cash used in operating activities was $39.6 million for the six months ended June 30, 2019 compared to cash used of $17.5 million for the six months ended June 30, 2018. The increase in cash used is attributable to increased R&D and legal expenses.
Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2019 was $13.8 million, compared to cash provided of $7.1 million for the six months ended June 30, 2018.  The increase is due to timing differences associated with the purchases and sales and maturities of our available-for-sale investments, as well as changes in our portfolio-mix between cash equivalents and short-term and long-term investment holdings, offset by our $15.0 million investment in Censa in the first quarter of 2018.
Cash Flows from Financing Activities
Cash used by financing activities for the six months ended June 30, 2019 was $1.4 million compared to cash provided of $0.4 million for the six months ended June 30, 2018. The change was due to lower contingent consideration payments in 2019, offset by lower proceeds from the exercise of stock options and warrants.
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
In August 2019, following a strategic review of the CNSA-001 program evaluating CNSA-001 in patients with phenylketonuria (PKU), the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company expects to impair the $15 million long term investment on the balance sheet during the third quarter of 2019. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash and marketable securities primarily in United States government backed securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short and long-term maturities, not exceeding two years. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would decrease our available-for-sale marketable securities by approximately $2.8 million if the Company were to sell the securities.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Communications and/or feedback from the FDA related to our current or future clinical trials does not guarantee any particular outcome from regulatory review for such clinical trials.  For example, although we have obtained a Special Protocol Assessment ("SPA") agreement from the FDA for the Phase 3 clinical trial of fosmetpantotenate for the treatment of PKAN, this agreement does not guarantee any particular outcome from regulatory review.  The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, a SPA is not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, a SPA agreement is not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. Moreover, a SPA does not address all of the variables and details that may go into planning for or conducting a clinical trial, and changes in the protocol for a clinical trial can invalidate a SPA or require that the FDA agree in writing to the modified protocol. In addition, while a SPA addresses the requirements for submission of an NDA, the results of the related clinical trial may not support FDA approval. There can be no assurance that the Phase 3 clinical trial for fosmetpantotenate will demonstrate that fosmetpantotenate is safe and effective for treating PKAN or that the data will support an application for approval by the FDA.  During the third quarter of 2019, we plan to un-blind the data from our ongoing pivotal Phase 3 trial of fosmetpantontenate. If the results of this trial are not positive, or are not viewed sufficiently favorably, the market price of our common stock could decline significantly. In addition, following the initial 24 week study period, patients in this trial are eligible to participate in an open label extension.   Even if the initial un-blinded results from the trial are viewed positively, it is possible that negative consequences of the treatment could be observed in the future, which could adversely impact the regulatory and commercial prospects of fosmetpantontenate and our business may suffer.
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

* Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline or interim data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and dosing continues and more patient data become available. Adverse differences between preliminary or interim data and final or confirmatory data could significantly harm our business prospects.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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
*We are subject to generic competition, and recent developments relating to generic competition for pharmaceutical products could cause our product sales and business to be negatively impacted.
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our products, including Thiola, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or nonpatent exclusivity.
There have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products, including expedited review procedures for generic manufacturers and incentives designed to spur generic competition of branded drugs.  In particular, the FDA and the U.S. Federal Trade Commission (“FTC”) have been focused on brand companies’ denial of drug supply to potential generic competitors for testing, and the U.S. Congress has been considering a legislatively defined private right of action under which generic companies could bring suit against companies who refuse access to product for the bioequivalence testing needed to support approval of a generic product.
In October 2018, we were named as a defendant in a lawsuit brought by Spring Pharmaceuticals, LLC (“Spring”), alleging that we refused to sell samples of Thiola in order for Spring to conduct bioequivalence studies. In addition, we are currently responding to a civil investigative demand received from the FTC in July 2019, requesting information related to the marketing, sale, distribution and pricing of our products, including Thiola.  At this time, the FTC has not initiated any claim or proceeding against the Company relating to these matters.
We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives, litigation or investigation. However, it is our policy to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. We are in the process of providing samples to Spring and certain generic manufacturers, the provision of which we expect to be complete in the third quarter of 2019.
If a generic version of Thiola, Chenodal or any of our other current or future products is approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on our sales and profitability. In addition, the defense of litigation and response to investigation requests could result in substantial costs, reputational impact, and the diversion of management attention and resources.
*Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.
The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for fosmetpantotenate and sparsentan, or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell fosmetpantotenate and sparsentan, or any other product candidate for which we obtain marketing approval.
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
Our current products and any products that we bring to the market, including fosmetpantotenate and sparsentan, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our current products and product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
Currently, most reported estimates of the prevalence of PKAN and FSGS are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. As new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of PKAN and FSGS in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of PKAN, PKU, FSGS, or IgAN or of the number of patients who may benefit from treatment with fosmetpantotenate and sparsentan prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been judicial, Congressional, and political challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Cuts and Jobs Act includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amends the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closes the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the Centers for Medicare & Medicaid Services ("CMS") published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program, On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.
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
A primary trend in the United States healthcare industry and elsewhere is toward cost containment. We expect the changes made by PPACA, other legislation impacting the Medicare program and the 340B program, and the increasing emphasis on managed care to continue to put pressure on pharmaceutical product pricing. As these concerns continue to grow over the need for tighter oversight, there remains the possibility that the Heath Resources and Services Administration or another agency under the HHS will propose regulations or that Congress will explore changes to the 340B program through legislation. For example, on November 30, 2018, HRSA published its final rule regarding the calculation of 340B ceiling price and imposition of civil monetary penalties on manufacturers for knowingly and intentionally overcharging covered entities, which became effective on January 1, 2019. Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis. Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has started soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. The final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these existing measures, and other potential proposals, may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. We have not completed development of any drugs and we anticipate that our expenses will increase substantially as we:

•	continue our ongoing clinical development of fosmetpantotenate for the treatment of PKAN;

•	continue the open label portion of DUET and conduct the planned Phase 3 trials of sparsentan indications;

•	launch Thiola EC;

•	continue the research and development of additional product candidates;

•	expand our sales and marketing infrastructure to commercialize our current products and any new products for which we may obtain regulatory approval; and

•	expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
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
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct Phase 3 clinical trials of fosmetpantotenate and sparsentan, and conduct any other later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates.
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
Our future capital requirements will depend on many factors, including:

•	the progress and results of our pre-clinical and clinical studies of fosmetpantotenate, sparsentan, and other drug candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	debt service obligations on the 2025 Notes;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
* Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revised the Internal Revenue Code of 1986, as amended.  The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses generated in taxable years beginning after December 31, 2017 to 80% of current year taxable income, and elimination of most carrybacks of net operating losses arising in taxable years ending after December 31, 2017, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions.
Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected.  In addition, it is unknown if and to what extent various states will conform to the Tax Cuts and Jobs Act.  The impact of the Tax Cuts and Jobs Act on holders of our common stock is likewise uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate.  In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places.  Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Cuts and Jobs Act, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
Our ability to use net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2018, we had federal net operating loss, or NOL, carryforwards of $36.5 million. Our federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change limitation in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
As of June 30, 2019, we had approximately $276 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
Our indebtedness pursuant to the 2025 Notes could have important consequences. For example, it could:

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
We expect to use cash flow from operations and outside financings to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not generate sufficient cash from operations, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the 2025 Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness may limit our ability to pursue any of these alternatives.
We may be unable to raise the funds necessary to repurchase the 2025 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2025 Notes or pay cash upon their conversion.
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
We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2025 Notes or pay the cash amounts due upon conversion of the 2025 Notes. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the 2025 Notes or pay the cash amounts due upon conversion of the 2025 Notes. Our failure to repurchase the 2025 Notes or to pay the cash amounts due upon conversion of the 2025 Notes when required will constitute a default under the base and supplemental indentures that will govern the 2025 Notes, which we refer to collectively as the “indenture.” We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2025 Notes.
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
Provisions of the 2025 Notes could discourage an acquisition of us by a third party.
Certain provisions of the 2025 Notes could make it more difficult or more expensive for or prevent a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the 2025 Notes will have the right, at their option, to require us to repurchase all of their 2025 Notes or any portion of the principal amount of such Notes in integral multiples of $1,000. We may also be required to increase the conversion rate for conversions in connection with certain fundamental changes.
Conversion of the Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their 2025 Notes.
To the extent we issue shares of common stock upon conversion of the 2025 Notes, the conversion of some or all of the 2025 Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of the common stock issuable upon such conversion could adversely affect prevailing market prices of shares of our common stock. In addition, the existence of the 2025 Notes may encourage short selling by market participants because the conversion of the 2025 Notes could depress the price of shares of our common stock.
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

10.1
Separation Agreement, dated April 19, 2019, between the Company and Neil McFarlane (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2019).

10.2	Office Lease, effective April 12, 2019, between the Company and Kilroy Realty, L.P.
10.3
Retrophin, Inc. 2018 Equity Incentive Plan, as amended, and, Form of Stock Option Grant Notice, Option Agreement and Exercise Notice, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for use thereunder (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-232857), filed with the SEC on July 26, 2019).

10.4
Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-232857), filed with the SEC on July 26, 2019).

10.5
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Inducement Grant Outside of 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-232857), filed with the SEC on July 26, 2019).

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

Date: August 6, 2019	RETROPHIN, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer