Form 10-Q
period 2019-09-30
Retrophin, Inc.
filed 2019-10-30
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of October 29, 2019 was 42,958,401.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended September 30, 2019

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 10-K"), and in this Quarterly Report on Form 10-Q. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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
We file reports with the Securities and Exchange Commission ("SEC"). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$65,188	$102,873
Marketable securities	341,835	368,668
Accounts receivable, net	16,781	12,662
Inventory, net	5,264	5,619
Prepaid expenses and other current assets	8,628	4,140
Prepaid taxes	2,022	1,716
Total current assets	439,718	495,678
Property and equipment, net	2,910	3,146
Other non-current assets	12,453	7,709
Investment-equity	—	15,000
Intangible assets, net	157,799	186,691
Goodwill	936	936
Total assets	$613,816	$709,160
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,832	$6,954
Accrued expenses	47,874	49,695
Other current liabilities	8,411	6,165
Business combination-related contingent consideration	17,900	19,350
2019 Convertible debt	—	22,457
Total current liabilities	88,017	104,621
2025 Convertible debt	202,355	195,091
Other non-current liabilities	21,487	17,545
Business combination-related contingent consideration, less current portion	56,000	73,650
Total liabilities	367,859	390,907
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 42,958,401 and 41,389,524 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	630,966	589,795
Accumulated deficit	(386,185)	(270,017)
Accumulated other comprehensive income (loss)	1,172	(1,529)
Total stockholders' equity	245,957	318,253
Total liabilities and stockholders' equity	$613,816	$709,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net product sales	$44,373	$40,706	$128,651	$120,475
Operating expenses:
Cost of goods sold	1,513	1,133	3,509	3,924
Research and development	33,220	32,448	104,597	91,544
Selling, general and administrative	29,779	26,107	101,418	77,675
Change in fair value of contingent consideration	(702)	16,601	5,820	22,387
Impairment of L-UDCA IPR&D intangible asset	—	—	25,500	—
Write off of L-UDCA contingent consideration	—	—	(18,000)	—
Impairment of long-term investment	15,000	—	15,000	—
Total operating expenses	78,810	76,289	237,844	195,530
Operating loss	(34,437)	(35,583)	(109,193)	(75,055)
Other income (expenses), net:
Other expense, net	(496)	(90)	(673)	(372)
Interest income	2,467	1,147	7,875	2,905
Interest expense	(4,547)	(2,533)	(14,230)	(4,848)
Loss on early extinguishment of debt	—	(17,042)	—	(17,042)
Total other expense, net	(2,576)	(18,518)	(7,028)	(19,357)
Loss before income taxes	(37,013)	(54,101)	(116,221)	(94,412)
Income tax benefit (expense)	523	(415)	53	(811)
Net loss	$(36,490)	$(54,516)	$(116,168)	$(95,223)

Basic and diluted net loss per common share:	$(0.85)	$(1.34)	$(2.76)	$(2.37)
Basic and diluted weighted average common shares outstanding:	42,943,828	40,717,440	42,109,618	40,149,184
Comprehensive loss:
Net loss	$(36,490)	$(54,516)	$(116,168)	$(95,223)
Foreign currency translation	315	5	342	29
Unrealized gain (loss) on marketable securities	75	64	2,359	(97)
Comprehensive loss	$(36,100)	$(54,447)	$(113,467)	$(95,291)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(116,168)	$(95,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,118	13,789
Non-cash interest expense	1,134	1,115
(Accretion) amortization of discounts/premiums on investments, net	(779)	749
Amortization of debt discount and issuance costs	7,397	980
Provision for Inventory	(646)	1,625
Share based compensation	16,608	14,920
Change in fair value of contingent consideration	(12,180)	22,387
Payments related to change in fair value of contingent consideration	(4,329)	(6,852)
Loss on the extinguishment of debt	—	17,042
Impairment of IPR&D intangible assets	25,500	—
Impairment of long-term investment	15,000	—
Unrealized foreign currency transaction gain (loss)	539	270
Other	15	(15)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(3,989)	1,346
Inventory	947	(1,428)
Other current and non-current operating assets	(9,629)	(2,183)
Accounts payable and accrued expenses	4,962	6,991
Other current and non-current operating liabilities	6,778	3,094
Net cash used in operating activities	(53,722)	(21,393)
Cash Flows From Investing Activities:
Purchase of fixed assets	(286)	(727)
Cash paid for intangible assets	(11,299)	(15,108)
Proceeds from the sale/maturity of marketable securities	180,818	96,166
Purchase of marketable securities	(150,950)	(219,820)
Cash paid for investments - equity	—	(15,000)
Net cash provided by (used in) investing activities	18,283	(154,489)
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(2,562)	(8,842)
Payment of guaranteed minimum royalty	(1,559)	(1,500)
Payment of other liability	—	(750)
Proceeds from exercise of warrants	—	4,274
Proceeds from exercise of stock options	944	10,379
Proceeds from 2025 convertible senior notes	—	276,000
Repayment of 2019 convertible senior notes	—	(40,203)
Payment of debt issuance and financing costs	—	(8,820)
Other financing activities	1,005	800
Net cash (used in) provided by financing activities	(2,172)	231,338
Effect of exchange rate changes on cash	(74)	(30)
Net change in cash and cash equivalents	(37,685)	55,426
Cash and cash equivalents, beginning of year	102,873	99,394
Cash and cash equivalents, end of period	$65,188	$154,820
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2019						Three Months Ended September 30, 2018
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - June 30	42,899,318	$4	$625,999	$781	$(349,695)	$277,089	40,370,521	$4	$497,183	$(1,152)	$(208,046)	$287,989
Share based compensation			4,178			4,178			4,801			4,801
Issuance of common shares under the equity incentive plan and proceeds from exercise	59,083		627			627	264,591		3,489			3,489
Exercise of warrants							532,830		2,134			2,134
Unrealized gain on marketable securities				76		76				64		64
Foreign currency translation adjustments				315		315				5		5
Issuance of common stock from maturity of the 2019 Convertible debt outstanding									74,945			74,945
ESPP stock purchase and expense			162			162			154			154
Net loss					(36,490)	(36,490)					(54,516)	(54,516)
Balance - September 30	42,958,401	$4	$630,966	$1,172	$(386,185)	$245,957	41,167,942	$4	$582,706	$(1,083)	$(262,562)	$319,065
	Nine Months Ended September 30, 2019						Nine Months Ended September 30, 2018
Balance - December 31	41,389,524	$4	$589,795	$(1,529)	$(270,017)	$318,253	39,373,745	$4	$471,800	$(1,015)	$(177,655)	$293,134
Adoption of ASU 2017-11 - reclassification of derivative liability of warrants with down round provisions									5,394		10,316	15,710
Share based compensation			16,125			16,125			14,716			14,716
Issuance of common shares under the equity incentive plan and proceeds from exercise	207,730		944			944	794,149		10,379			10,379
Exercise of warrants							956,887		4,274			4,274
Unrealized gain (loss) on marketable securities				2,359		2,359				(97)		(97)
Foreign currency translation adjustments				342		342				29		29
Issuance of common stock from maturity of the 2019 Convertible debt outstanding	1,297,343		22,590			22,590			74,945			74,945
ESPP stock purchase and expense	63,804		1,512			1,512	43,161		1,198			1,198
Net loss					(116,168)	(116,168)					(95,223)	(95,223)
Balance - September 30	42,958,401	$4	$630,966	$1,172	$(386,185)	$245,957	41,167,942	$4	$582,706	$(1,083)	$(262,562)	$319,065
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
Product Candidate Development Activities:
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

The Company has three approved products:

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

•
Thiola (tiopronin tablets) is approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria. On June 28, 2019, the Company announced that the U.S. Food and Drug Administration ("FDA") approved 100 mg and 300 mg tablets of THIOLA EC™ (tiopronin), a new enteric-coated formulation of THIOLA® (tiopronin), to be used for the treatment of cystinuria.

Cooperative Research and Development Agreements ("CRADAs"):
The Company is a participant in two CRADAs, which form a multi-stakeholder approach to pool resources with leading experts, and incorporates the patient perspective early in the identification and development process. Retrophin has partnered with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and leading patients advocacy organization, NGLY1.org and Alagille Syndrome Alliance ("ALGSA"), aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency, and Alagille syndrome respectively, diseases with no approved treatment options.
Changes in Development Activities:
In August 2019, the Company announced that the Phase 3 FORT Study evaluating the safety and efficacy of fosmetpantotenate compared to placebo in patients with pantothenate kinase-associated neurodegeneration ("PKAN") did not meet its primary endpoint and did not demonstrate a difference between treatment groups. The study also did not meet its secondary endpoint. The Company will not proceed with further development of fosmetpantotenate for PKAN.
In August 2019, following a strategic review of the CNSA-001 program in patients with phenylketonuria ("PKU"), the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company impaired the related $15 million long term investment during the third quarter of 2019.
During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program, resulting in impairment of the intangible asset of $25.5 million, originally recorded in 2016, and the related $18.0 million in contingent liability. This resulted in a net $7.5 million non-cash charge to first quarter operations. In June 2016, the Company acquired certain rights to its product candidate L-UDCA for $0.5 million cash. At the same time the Company established a related non-cash asset of $25.5 million and liability of $25.0 million for IPR&D and contingent consideration (deferred financing) related net sales royalties and milestones. As a result of our quarterly valuation update process during 2016 and 2017, the contingent liability was decreased by $2.3 million and $5.7 million, respectively, and increased by $1.0 million during 2018. The resulting balance of the L-UDCA contingent liability at December 31, 2018 was $18.0 million.

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
We currently have two Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on all the factors set forth above and may fluctuate significantly from quarter to quarter.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of September 30, 2019, the Company held $341.8 million in available-for-sale debt securities. If adopted as of September 30, 2019, this ASU update would not have a material impact on the Company's financial statements.
NOTE 3. REVENUE RECOGNITION
Product Revenue, Net
The Company sells Chenodal and Cholbam (Kolbam), which are aggregated as bile acid products, and Thiola and Thiola EC, aggregated as tiopronin products, through direct-to-patient distributors. The Company sells its products worldwide, with more than 95% of the revenue generated in North America.
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
The following table summarizes net product revenues for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Bile acid products	$19,938	$18,052	$59,258	$55,153
Tiopronin products	24,435	22,654	69,393	65,322
Total net product revenue	$44,373	$40,706	$128,651	$120,475

NOTE 4. MARKETABLE SECURITIES
The Company's marketable securities as of September 30, 2019 and December 31, 2018 were comprised of available-for-sale marketable securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. During the nine months ended September 30, 2019, investment activity for the Company included $180.8 million in maturities and $151.0 million in purchases, all relating to debt based marketable securities.
Marketable securities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Commercial paper	$43,504	$59,255
Corporate debt securities	287,188	299,413
Securities of government sponsored entities	11,143	10,000
Total marketable securities:	$341,835	$368,668

The following is a summary of short-term marketable securities classified as available-for-sale as of September 30, 2019 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$43,479	$28	$(3)	$43,504
Corporate debt securities	Less than 1	186,885	537	(15)	187,407
Total maturity less than 1 year		230,364	565	(18)	230,911
Corporate debt securities	1 to 2	99,216	598	(33)	99,781
Securities of government-sponsored entities	1 to 2	11,177	—	(34)	11,143
Total maturity 1 to 2 years		110,393	598	(67)	110,924
Total available-for-sale securities		$340,757	$1,163	$(85)	$341,835
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2018 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$59,313	$—	$(58)	$59,255
Corporate debt securities	Less than 1	149,824	—	(604)	149,220
Total maturity less than 1 year		209,137	—	(662)	208,475
Corporate debt securities	1 to 2	150,813	18	(638)	150,193
Securities of government-sponsored entities	1 to 2	9,997	4	(1)	10,000
Total maturity 1 to 2 years		160,810	22	(639)	160,193
Total available-for-sale securities		$369,947	$22	$(1,301)	$368,668

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
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of September 30, 2019 and December 31, 2018, the Company believed the cost basis for available-for-sale investments was recoverable in all material respects.

NOTE 5. FUTURE ACQUISITION RIGHT AND JOINT DEVELOPMENT AGREEMENT
Censa Pharmaceuticals Inc.
In December 2017, the Company entered into a Future Acquisition Right and Joint Development Agreement (the “Option Agreement”) with Censa, which became effective in January 2018. The Company made an upfront payment of $10.0 million, agreed to fund certain development activities of Censa’s CNSA-001 program which were approximately $19.9 million through proof of concept, and paid $5.0 million related to a development milestone for the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger. The Company capitalized the upfront and milestone payments and expensed the development funding as incurred. The Company treated the upfront payment and milestone payment, both of which were consideration for the Option, as a cost-method investment with a carrying value of $15.0 million.
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
In August 2019, following a strategic review of the CNSA-001 program in patients with phenylketonuria (PKU), the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company impaired the $15 million long term investment during the current quarter.
NOTE 6.  LEASES
As of January 1, 2019, the Company adopted ASU No. 2016-02, Leases, using a modified retrospective basis method under which prior comparative periods are not restated.
The new standard establishes an ROU model that requires a lessee to record an ROU asset and a lease liability on its balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In addition, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, ASU No. 2018-11, Targeted Improvements, and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, to clarify and amend the guidance in ASU No. 2016-02. The Company has elected the following as practical expedients from within these ASUs: 1) an entity need not reassess whether any expired or existing contracts are or contain leases; 2) an entity need not reassess the lease classification for any expired or existing leases; and 3) an entity need not reassess initial direct costs for any existing leases.
As of January 1, 2019, the Company had a single operating lease for its office located in San Diego, California. The lease was originally signed in July 2016, was amended in July 2017, and is for approximately 45,000 square feet of office space in adjacent buildings. The term of the original lease is 7 years, 7 months, and is coterminous for all space occurring in July 2024. Under the terms of the lease, the Company will pay base annual rent (subject to an annual fixed percentage increase), plus property taxes and other normal and necessary expenses, such as utilities, repairs, security and maintenance. Certain incentives were included in the lease, including approximately $2.3 million in tenant improvement allowances and seven months of rent abatement. The Company has the right to extend the lease for five years.
As of January 1, 2019, the Company's remaining minimum lease payments and unamortized lease incentives were approximately $14.0 million and $1.8 million, respectively. Using a discount rate equal to our borrowing rate of 7.7% and a remaining term of 5 years, 7 months, the Company determined the ROU asset and lease liability as of adoption were $7.9 million and $11.3 million, respectively. There was no cumulative adjustment to our beginning accumulated deficit balance.
In March 2019, the Company amended the existing office lease to add approximately 16,000 square feet of office space in adjacent buildings; 12,000 square feet has been occupied as of September 30, 2019. The total additional space is expected to be utilized through August 2020 and has future minimum lease payments of approximately $1.0 million. The Company determined the ROU asset and lease liability were each $0.4 million for the lease space that has commenced and is occupied as of September 30, 2019.
On April 23, 2019, the Company entered into an office lease with an effective date of April 12, 2019 with Kilroy Realty, L.P. (the "Landlord") for the lease of approximately 77,000 square feet of the building located at 3611 Valley Centre Drive, San Diego, California. The Company expects to use the premises as its new principal corporate offices and plans to consolidate its corporate headquarters into the premises from the current location of multiple suites in adjacent buildings at 3721 and 3661 Valley Centre Drive, San Diego, California. Under the terms of the lease, the Company will have the one-time right of first offer on the suites it currently occupies and a general right of first offer to lease additional space from the Landlord in the development. The commencement date of the lease is expected to be October 1, 2020. The initial term of the lease is 7 years, 7 months, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. The aggregate base rent due over the initial term of the lease is approximately $36.5 million.

Following is a schedule of the future minimum rental commitments for our operating lease reconciled to the lease liability and ROU assets as of September 30, 2019 (in thousands):

September 30, 2019
2019	$787
2020	2,958
2021	2,486
2022	2,560
2023	2,637
Thereafter	1,585
Total undiscounted future minimum payments	13,013
Present value discount	(2,538)
Total lease liability	10,475
Lease incentives	(1,543)
Straight line lease expense in excess of cash payments	(1,585)
Total ROU asset	$7,347

As of September 30, 2019, the current and non-current portions of the ROU asset were recorded to the Condensed Consolidated Balance Sheets as follows (in thousands):

September 30, 2019
Prepaid expenses and other current assets	$2,147
Other non-current assets	5,200
Total ROU asset	$7,347

As of September 30, 2019, the current and non-current portions of the lease liability were recorded to the Condensed Consolidated Balance Sheets as follows (in thousands):

September 30, 2019
Other current liabilities	$2,668
Other non-current liabilities	7,807
Total lease liabilities	$10,475

For the three and nine months ended September 30, 2019, the Company recorded $0.7 million and $2.0 million in expense related to operating leases, respectively.
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
In estimating the fair value of the Company’s contingent consideration, the Company used the Monte Carlo Simulation model as of September 30, 2019 and December 31, 2018. Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3.

Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of September 30, 2019, the estimated fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $206.7 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and the term of the debt.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2019 (in thousands):

	As of September 30, 2019
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$65,188	$65,188	$—	$—
Marketable securities, available-for-sale	341,835	—	341,835	—
Total	$407,023	$65,188	$341,835	$—
Liabilities:
Business combination-related contingent consideration	$73,900	$—	$—	$73,900
Total	$73,900	$—	$—	$73,900
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

The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the nine months ended September 30, 2019 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2019	$93,000
L-UDCA write-off	(18,000)
Changes in the fair value of contingent consideration	5,820
Contractual payments included in accrued liabilities at September 30, 2019	(2,245)
Contractual payments	(4,556)
Foreign currency impact	(119)
Balance at September 30, 2019	$73,900

The key assumptions included in the calculations for contingent consideration were the future number of patients in treatment, projected revenues, discount rate, and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments.
During the three and nine months ended September 30, 2019, the Company recognized $(0.7) million and $5.8 million, respectively, in operating expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. For the nine months ended September 30, 2019, $6.9 million and $(1.1) million of the charges were related to the change in contingent consideration liabilities for the products Chenodal and Cholbam, respectively. In each case, the value increased due to passage of time and projected revenues. During the first quarter of 2019, the Company made a portfolio decision not to pursue further development of its product candidate L-UDCA. The related contingent consideration of $18.0 million was accordingly fully written off. See Note 17 for further discussion.
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
NOTE 8. INTANGIBLE ASSETS
As of September 30, 2019, the net book value of amortizable intangible assets was approximately $157.8 million.
The following table sets forth amortizable intangible assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Finite-lived intangible assets	$241,195	$255,643
Less: accumulated amortization	(83,396)	(68,952)
Net carrying value	$157,799	$186,691

During the first quarter of 2019, the Company made a portfolio decision not to pursue further development of L-UDCA, acquired in 2016. The related in-progress research and development intangible asset ("IPR&D") of $25.5 million was accordingly considered fully impaired and written off. As of December 31, 2018, the value of the IPR&D was $25.5 million. See Note 17 for further discussion.
The following table summarizes amortization expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$292	$292	$866	$684
Selling, general and administrative	4,715	4,333	13,728	12,635
Total amortization expense	$5,007	$4,625	$14,594	$13,319

NOTE 9.  CONVERTIBLE NOTES PAYABLE
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed its registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2019.
The composition of the Company’s 2025 Notes are as follows (in thousands):

	September 30, 2019	December 31, 2018
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(68,245)	(74,836)
Unamortized debt issuance costs	(5,400)	(6,073)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$202,355	$195,091

The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses payable by the Company. A portion of the net proceeds from the 2025 Notes was used by the Company to repurchase $23.4 million aggregate principal amount of its then-outstanding 4.5% senior convertible notes due 2019 in privately-negotiated transactions.
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
The 2025 Notes are classified on the Company’s Condensed Consolidated Balance Sheets at September 30, 2019 as long-term debt.
Under ASC 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument is valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component was $198.6 million. The equity component of $77.4 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2025 Notes and is recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2025 Notes, which is amortized over the seven-year term of the 2025 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company allocated the total transaction costs of approximately $8.8 million related to the issuance of the 2025 Notes to the liability and equity components of the 2025 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2025 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through September 30, 2019 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$1,725	$383	$5,175	$383
Amortization of debt discount	2,239	468	6,591	468
Amortization of debt issuance costs	224	50	672	50
Total interest expense for the 2025 Notes	$4,188	$901	$12,438	$901

The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. The 2025 Indenture contains customary events of default with respect to the 2025 Notes, including failure to pay (for more than 30 days) interest when due and certain types of bankruptcy or insolvency involving the Company. Upon an event of default involving certain types of bankruptcy insolvency, 100% of the outstanding principal and accrued and unpaid interest on the 2025 Notes will automatically become due and payable, and upon other events of default, the trustee under the 2025 Indenture or the holders of at least 25% of the outstanding principal amount of the 2025 Notes may declare 100% of the principal and accrued and unpaid interest on the 2025 Notes to be immediately due and payable.
Senior Convertible Notes Due 2019
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46.0 million aggregate principal amount of 4.50% senior convertible notes due 2019 (the “2019 Notes”) which were convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price was subject to customary anti-dilution protection. The 2019 Notes bore interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes had a maturity date of May 30, 2019 and there were no contractual payments due prior to that date.

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
The composition of the Company’s 2019 Notes at December 31, 2018 was as follows (in thousands):

December 31, 2018
4.50% senior convertible notes due 2019	$22,590
Unamortized debt discount	(125)
Unamortized debt issuance costs	(8)
Total 2019 Notes, net of unamortized debt discount and debt issuance costs	$22,457

NOTE 10. ACCRUED EXPENSES
Accrued expenses at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Government rebates payable	$5,934	$8,464
Compensation related costs	13,490	10,446
Accrued royalties and contingent consideration	6,888	6,805
Research and development	16,300	16,515
Selling, general and administrative	3,593	2,990
Miscellaneous accrued	1,669	4,475
Total accrued expenses	$47,874	$49,695

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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended September 30,
	2019			2018
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic and diluted loss per share	42,943,828	$(36,490)	$(0.85)	40,717,440	$(54,516)	$(1.34)

	Nine Months Ended September 30,
	2019			2018
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Basic and diluted loss per share	42,109,618	$(116,168)	$(2.76)	40,149,184	$(95,223)	$(2.37)

The following common stock equivalents have been excluded because they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units	809	477	704	335
Convertible debt	7,113	8,411	7,805	8,411
Options	7,527	7,390	7,709	7,202
Warrants	—	40	—	377
Total anti-dilutive shares	15,449	16,318	16,218	16,325

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
In October 2018, Spring Pharmaceuticals, LLC (Spring) filed a lawsuit against the Company, Martin Shkreli, Mission Pharmacal Company and Alamo Pharma Services, Inc. in the United States District Court for the Eastern District of Pennsylvania alleging that the Company violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of the Thiola® brand drug so that Spring can conduct the bioequivalence testing needed to submit an ANDA to the FDA for approval to market a generic version of the product.  Spring is seeking injunctive relief and damages. The Company intends to vigorously defend against Spring’s claims. In January 2019, the Company filed a motion to dismiss the lawsuit. In April 2019, the Court stayed the Company's motion to dismiss to allow for discovery limited to the question of whether Spring has standing to sue. That discovery has been completed and the Company is awaiting the Court’s decision on the motion to dismiss. No amounts have been accrued related to this matter and the outcome cannot be determined.
The Company is not aware of any other proceedings or claims that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.
NOTE 13.  SHARE BASED COMPENSATION
Restricted Shares
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the nine months ended September 30, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2018	400,426	$24.95
Granted	419,265	18.73
Vested	(132,203)	24.42
Forfeited/canceled	(30,802)	22.06
Unvested September 30, 2019	656,686	$21.23

At September 30, 2019, unamortized stock compensation for service based restricted stock units was $11.9 million, with a weighted-average recognition period of 3.1 years.

Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the nine months ended September 30, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2018	226,750	$21.54
Granted	80,000	21.32
Vested	—	—
Forfeited/canceled	(73,250)	23.33
Unvested September 30, 2019	233,500	$20.90

At September 30, 2019, unamortized stock compensation for performance based restricted stock units was $0.7 million, with a weighted-average recognition period of 1.0 years.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	7,277,337	$18.55	6.94	$40,650
Granted	1,222,225	$20.01
Exercised	(75,527)	$12.49
Forfeited/canceled	(959,444)	$12.31
Outstanding at September 30, 2019	7,464,591	$19.65	6.64	$1,202

At September 30, 2019, unamortized stock compensation for stock options was $30.1 million, with a weighted-average recognition period of 2.7 years.
At September 30, 2019, outstanding options to purchase 4.9 million shares of common stock were exercisable with a weighted-average exercise price per share of $18.80.
Share Based Compensation
The following table sets forth total share-based compensation for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$1,735	$1,603	$5,301	$4,592
Selling, general & administrative	2,605	3,282	11,307	10,328
Total	$4,340	$4,885	$16,608	$14,920

Exercise of Warrants
The Company issued 532,830 and 956,887 shares of common stock upon the exercise of outstanding warrants during the three and nine months ended September 30, 2018, respectively, for cash received by the Company in the amount of $2.1 million and $4.3 million, respectively. As of September 30, 2019 and December 31, 2018, there were no warrants outstanding.
NOTE 14.  INCOME TAXES
The following table summarizes our effective tax rate and income tax expense for the three and nine months ended September 30, 2019 and 2018 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Effective tax rate	1.4%	(0.8)%	—%	(0.9)%
Income tax benefit (expense)	$0.5	$(0.4)	$0.1	$(0.8)

NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$3,078	$4,689
Finished goods	2,186	930
Total inventory	$5,264	$5,619

The inventory reserve was $2.4 million and $1.8 million at September 30, 2019 and December 31, 2018, respectively.
NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and doubtful accounts, was $16.8 million and $12.7 million at September 30, 2019 and December 31, 2018, respectively. The total reserves for both periods were immaterial.
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
In August 2019, following a strategic review of the CNSA-001 program in patients with PKU, the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company impaired the related $15 million long term investment during the third quarter of 2019. See Note 5 of the Consolidated Financial Statements for further discussion.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on February 26, 2019. Past operating results are not necessarily indicative of results that may occur in future periods. In addition, see the discussion under the heading “Forward-Looking Statements” immediately preceding the consolidated financial statements included under Part I of this Quarterly Report on Form 10-Q.

Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare diseases.
Our Product Candidates and Approved Products
Product Candidate Development Activities:
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

The Company has three approved products:
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
Thiola® and Thiola EC™ (tiopronin)
Thiola and Thiola EC™ are approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The prevalence of cystinuria in the United States is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the United States that would be candidates for Thiola.
In June 2019, we announced that the FDA approved 100 mg and 300 mg tablets of THIOLA EC (tiopronin), a new enteric-coated formulation of THIOLA (tiopronin). THIOLA EC became available to patients in July 2019 and the original formulation also remains available to patients.
Cooperative Research and Development Agreements ("CRADAs"):
The Company is a participant in two CRADAs which form a multi-stakeholder approach to pool resources with leading experts, and incorporates the patient perspective early in the identification and development process. Retrophin has partnered with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and leading patients advocacy organization, NGLY1.org and Alagille Syndrome Alliance ("ALGSA"), aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency, and Alagille syndrome respectively, diseases with no approved treatment options.
Pipeline portfolio changes:
In August 2019, the Company announced that the Phase 3 FORT Study evaluating the safety and efficacy of fosmetpantotenate compared to placebo in patients with pantothenate kinase-associated neurodegeneration ("PKAN") did not meet its primary endpoint and did not demonstrate a difference between treatment groups. The study also did not meet its secondary endpoint. The Company will not proceed with further development of fosmetpantotenate for PKAN.

In August 2019, following a strategic review of the CNSA-001 program in patients with phenylketonuria ("PKU"), the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company impaired the $15 million long term investment during the third quarter of 2019.
During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program, resulting in the removal of the intangible asset of $25.5 million, originally recorded in 2016, and the related $18.0 million in contingent liability. This resulted in a net $7.5 million non-cash charge to first quarter operations. In June 2016, the Company acquired certain rights to its product candidate L-UDCA for $0.5 million cash. At the same time the Company established a related non-cash asset of $25.5 million and liability of $25.0 million for IPR&D and contingent consideration (deferred financing) related net sales royalties and milestones. As a result of our quarterly valuation update process during 2016 and 2017, the contingent liability was decreased by $2.3 million and $5.7 million, respectively, and increased by $1.0 million during 2018. The resulting balance of the L-UDCA contingent liability at December 31, 2018 was $18.0 million.
Results of Operations
Results of operations for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Net product revenues by product:
Bile acid products	$19,938	$18,052	$1,886	$59,258	$55,153	$4,105
Tiopronin products	24,435	22,654	1,781	69,393	65,322	4,071
Total net product revenues	$44,373	$40,706	$3,667	$128,651	$120,475	$8,176
The sales increase for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was due to increased patient counts, as well as the normal fluctuations in timing of new patient starts and prescription refills.
Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Cost of goods sold	$1,513	$1,133	$380	$3,509	$3,924	$(415)
Research and development	33,220	32,448	772	104,597	91,544	13,053
Selling, general and administrative	29,779	26,107	3,672	101,418	77,675	23,743
Change in fair value of contingent consideration	(702)	16,601	(17,303)	5,820	22,387	(16,567)
Impairment of L-UDCA IPR&D intangible asset	—	—	—	25,500	—	25,500
Write off of L-UDCA contingent consideration	—	—	—	(18,000)	—	(18,000)
Impairment of long-term investment	15,000	—	15,000	15,000	—	15,000
	$78,810	$76,289	$2,521	$237,844	$195,530	$42,314
Research and development expenses
We make significant investments in research and development in support of our development programs. Research and development costs are expensed as incurred and include salaries and bonuses, benefits, non-cash share-based compensation, license fees, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials, and associated overhead expenses and facility costs.
For the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, the Company increased its research and development expenses by $0.8 million and $13.1 million, respectively, which is due to increased clinical trial expenses related to our two ongoing Phase 3 studies for sparsentan in FSGS and IgAN, as well as the discontinued Phase 3 FORT Study of fosmetpantotenate in PKAN.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share-based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.

For the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, the Company increased its selling, general and administrative expenses by $3.7 million and $23.7 million, respectively, due to increased compensation and legal expenses.
Change in the valuation of contingent consideration
For the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, the change in fair value of contingent consideration is due to the passage of time and changes in projected revenues
The following table summarizes the Company's change in valuation of contingent consideration (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Chenodal	$2,626	$8,041	$(5,415)	$6,906	$9,949	$(3,043)
Cholbam	(3,328)	9,060	(12,388)	(1,086)	10,438	(11,524)
L-UDCA	$—	$(500)	$500	$—	$2,000	$(2,000)
Change in fair value of contingent consideration	$(702)	$16,601	$(17,303)	$5,820	$22,387	$(16,567)
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
During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program, resulting in the removal of the intangible asset of $25.5 million which was originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations.
Other Income (Expenses):
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Other income (expense), net	$(496)	$(90)	$(406)	$(673)	$(372)	$(301)
Interest income	2,467	1,147	1,320	7,875	2,905	4,970
Interest expense	(4,547)	(2,533)	(2,014)	(14,230)	(4,848)	(9,382)
Loss on early extinguishment of debt	—	(17,042)	17,042	—	(17,042)	17,042
	$(2,576)	$(18,518)	$15,942	$(7,028)	$(19,357)	$12,329
The change in the Company's other income (expenses) for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 of $15.9 million and $12.3 million, respectively, is primarily due to the 2018 partial early extinguishment of the Company's Senior Convertible Notes due 2019 ("2019 Notes"). See Note 9 of the Consolidated Financial Statements for further discussion.
Income Tax Expense:
For the three and nine months ended September 30, 2019, we recognized an income tax benefit of $0.5 million and $0.1 million, respectively, representing an effective tax rate for the year of 1.4% and 0% respectively. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
At September 30, 2019, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the nine months ended September 30, 2019.
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

The Company had the following financial performance at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Cash & Cash Equivalents	$65,188	$102,873
Marketable securities	341,835	368,668
Accumulated Deficit	(386,185)	(270,017)
Stockholders' Equity	245,957	318,253
Net Working Capital*	$351,701	$391,057
Net Working Capital Ratio**	5.00	4.74
* Current assets less current liabilities.
**Current assets divided by current liabilities.
Convertible Notes Payable
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed its registered underwritten public offering of $276.0 million aggregate principal amount of the 2025 Notes, and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2019.
The composition of the Company’s 2025 Notes are as follows (in thousands):

	September 30, 2019	December 31, 2018
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(68,245)	(74,836)
Unamortized debt issuance costs	(5,400)	(6,073)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$202,355	$195,091
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses payable by the Company. A portion of the net proceeds from the 2025 Notes were used by the Company to repurchase $23.4 million aggregate principal amount of its then-outstanding 4.50% Senior Convertible Notes due 2019 ("2019 Notes") in privately-negotiated transactions for approximately $40.2 million in cash.
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
Cash Flows from Operating Activities
Cash used in operating activities was $53.7 million for the nine months ended September 30, 2019 compared to cash used of $21.4 million for the nine months ended September 30, 2018. The increase in cash used is attributable to increased research and development expenses and legal expenses and changes in working capital.
Cash Flows from Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2019 was $18.3 million, compared to cash used of $154.5 million for the nine months ended September 30, 2018.  The change was due to timing differences associated with the purchases and sales and maturities of our available-for-sale investments, as well as changes in our portfolio-mix between cash equivalents and short-term and long-term investment holdings, offset by our $15.0 million investment in Censa in the first quarter of 2018.
Cash Flows from Financing Activities
Cash used by financing activities for the nine months ended September 30, 2019 was $2.2 million compared to cash provided of $231.3 million for the nine months ended September 30, 2018. The change was due to the issuance of convertible debt in 2018 and lower proceeds from the exercise of stock options in 2019, offset by lower contingent consideration payments in 2019.
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for at least the next 12 months. This belief is based on many factors, some of which are beyond our control. Factors that may affect financing requirements include, but are not limited to:

•	increases or decreases in revenue from our marketed products;

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the timing of, and costs involved in, seeking and obtaining marketing approvals for our products, and in maintaining quality systems standards for our products;

•	debt service obligations on the 2025 Notes;

•	our ability to manufacture sufficient quantities of our products to meet expected demand;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, litigation costs and the results of litigation;

•	our ability to enter into collaboration, licensing or distribution arrangements and the terms and timing of these arrangements;

•	the potential need to expand our business, resulting in additional payroll and other overhead expenses;

•	the potential in-licensing of other products or technologies; and

•	the emergence of competing technologies or other adverse market or technological developments.
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
In August 2019, following a strategic review of the CNSA-001 program evaluating CNSA-001 in patients with phenylketonuria (PKU), the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company impaired the $15 million long term investment during the current quarter. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash and marketable securities primarily in United States government backed securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short and long-term maturities, not exceeding two years. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would decrease our available-for-sale marketable securities by approximately $1.8 million if the Company were to sell the securities.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our product candidates are intended to treat FSGS and IgAN, each of which is a rare disease. Given that these development candidates are still undergoing required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or foreign regulatory agencies. In addition, as other companies and researchers may be concurrently developing therapies for the same or similar indications that we are focused on, we could face competition for a limited number of patients, investigators and clinical trial sites willing to participate in clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
* Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results.
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. For example, although we observed favorable responses with the physician-initiated treatment of fosmetpantotenate in PKAN patients outside the United States, the Phase 3 FORT Study evaluating the safety and efficacy of fosmetpantotenate compared to placebo in patients with PKAN did not meet its primary endpoint, did not demonstrate a difference between treatment groups, and did not meet its secondary endpoint. In addition, there can be no assurance that the positive results from the DUET study of sparsentan in FSGS will be repeated in the Phase 3 clinical trial. Similarly, there can be no assurance that our clinical experience with sparsentan in FSGS will translate to favorable data in IgAN, which patient population has not previously been treated with sparsentan prior to the Phase 3 trial currently being conducted. We cannot assure that any current or future clinical trials of sparsentan will ultimately be successful.
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
* Communications and/or feedback from the FDA related to our current or planned future clinical trials does not guarantee any particular outcome from regulatory review for such clinical trials.
Communications and/or feedback from the FDA related to our current or future clinical trials does not guarantee any particular outcome from regulatory review for such clinical trials.
In 2018 we initiated the following Phase 3 clinical trials of sparsentan: 1) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the “DUPLEX Study”), and 2) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of IgAN (the “PROTECT Study”).   We are conducting the DUPLEX Study and the PROTECT Study under the Subpart H pathway for potential accelerated approval in the US, and in the EU we plan to pursue potential Conditional Marketing Authorization, in both jurisdictions based on change in proteinuria.  Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints.   We expect that the FDA’s and EMA’s determination as to whether the sufficiency of the data supports an accelerated approval in either jurisdiction will be made during the application review process. There can be no assurance that even if we achieve statistical significance on the interim or primary endpoints for the DUPLEX Study and/or the PROTECT Study, as applicable, that the FDA or EMA will deem that sufficient to grant accelerated approval or Conditional Marketing Authorization.
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
* We are subject to generic competition, and recent developments relating to generic competition for pharmaceutical products could cause our product sales and business to be negatively impacted.
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
In October 2018, we were named as a defendant in a lawsuit brought by Spring Pharmaceuticals, LLC (“Spring”), alleging that we refused to sell samples of Thiola in order for Spring to conduct bioequivalence studies. In addition, in July 2019, we received a civil investigative demand from the FTC, requesting information related to the marketing, sale, distribution and pricing of our products, including Thiola.  At this time, the FTC has not initiated any claim or proceeding against the Company relating to these matters.
We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives, litigation or investigation. However, it is our policy to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. We have provided and are in the process of providing samples to Spring and certain generic manufacturers.
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
The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for sparsentan, or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell sparsentan, or any other product candidate for which we obtain marketing approval.
Our products are sold to patients whose healthcare costs are met by third-party payers, such as government programs, private insurance plans and managed-care programs. These third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement, if any, may be decreased in the future, and future healthcare reform legislation, regulations or changes to reimbursement policies of third-party payers may otherwise adversely affect the demand for and price levels of our products, which could have a material adverse effect on our sales and profitability.
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
We have no manufacturing capabilities and rely on third party manufacturers who are sole source suppliers for manufacturing of Chenodal, Cholbam and Thiola. The facilities used by our third-party manufacturers must be approved by the FDA, or in the case of Kolbam in the European Union, the European Medicines Agency. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. If our third-party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.

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
Risks Related to our Products and Product Candidates
* Our products may not achieve or maintain expected levels of market acceptance or commercial success.
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
Our current products and any products that we bring to the market, including sparsentan, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our current products and product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
Certain of the diseases that our current and future product candidates are being developed to address, such as FSGS and IgAN, are relatively rare. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, may not be accurate.
Currently, most reported estimates of the prevalence of FSGS are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. As new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of FSGS in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of FSGS or IgAN or of the number of patients who may benefit from treatment with sparsentan prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.
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
* We do not currently have patent protection for our commercial products. If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We do not have, and do not expect to obtain, patent protection for Thiola, Chenodal or Cholbam. Additionally, although we have several pending U.S. patent applications directed to Thiola EC and/or its use for treating cystinuria, we do not know whether any of these patent applications will result in a granted patent covering Thiola EC or its use for treating cystinuria. More generally, we may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
Our product candidate Sparsentan is covered by U.S. Patent No. 6,638,937, which expires in 2019 and to which we have an exclusive license. In addition, U.S. Patent No. 9,662,312, to which we also have an exclusive license and which was granted on May 30, 2017 and expires in 2030, covers the use of sparsentan for treating glomerulosclerosis, including FSGS. And U.S. Patent No. 9,993,461, to which we also have an exclusive license and which was granted on June 12, 2018 and expires in 2030, covers the use of sparsentan for treating IgA nephropathy as well as glomerulosclerosis, including FSGS.
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
Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind the actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in our or their issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. If a third party has also filed a United States patent application prior to the effective date of the relevant provisions of the America Invents Act (i.e. before March 16, 2013) covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that our efforts could be unsuccessful, resulting in a loss of our United States patent position.
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
* We expect to rely on orphan drug status to develop and commercialize certain of our product candidates, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits.
We expect to rely on orphan drug exclusivity for sparsentan and potential future product candidates that we may develop. Orphan drug status currently confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. The FDA and EMA have granted orphan designation for Chenodal and sparsentan for the treatment of CTX and FSGS, respectively. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling these molecules for the same indication beyond these time frames. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
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
* Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been judicial, Congressional, and political challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Cuts and Jobs Act includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amends the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closes the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the Centers for Medicare & Medicaid Services ("CMS") published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has started soliciting feedback on some of these measures and, at the same time, is implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. The final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these existing measures, and other potential proposals, may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and drug industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell drugs. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status for Cholbam and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render such potential products noncompetitive. Furthermore, competitors could enter the market with generic versions of our products.
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
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct Phase 3 clinical trials of sparsentan, and conduct any other later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates.
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
Our future capital requirements will depend on many factors, including:

•	the progress and results of our pre-clinical and clinical studies of sparsentan and any other drug candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	debt service obligations on the 2025 Notes;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the PPACA includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the federal False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and public reporting of certain payments and transfers of value by certain pharmaceutical manufacturers to physicians and teaching hospitals nationwide. We anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of further government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Moreover, the Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.
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
If we or any of our partners fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our or our partners' ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Compliance with applicable federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include significant criminal fines, civil monetary penalties, administrative penalties, disgorgement, exclusion from participation in federal health care programs, individual imprisonment, injunctions, recall or seizure of products, total or partial suspension of production, reputational harm, administrative burdens, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreement to resolve allegation of non-compliance with these laws, diminished profits and future earnings, and the curtailment or restructuring of our operations, and other sanctions. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
As of December 31, 2018, we had federal net operating loss, or NOL, carryforwards of $40.6 million. Our federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change limitation in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
As of September 30, 2019, we had approximately $276 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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

Date: October 30, 2019	RETROPHIN, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer