Form 10-K
period 2019-12-31
Retrophin, Inc.
filed 2020-02-24
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

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
888-969-7879
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $853,241,144.
The number of shares of outstanding common stock, par value $0.0001 per share, of the registrant as of February 20, 2020 was 43,115,508.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 13, 2020, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain information contained in this Annual Report on Form 10-K of Retrophin, Inc., a Delaware corporation (the “Company”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company's management and is subject to its interpretation of what are believed to be significant factors affecting the Company's business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

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
Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned to not unduly rely upon these statements.
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
ITEM 1.     BUSINESS
Those statements in the following discussion that are not historical in nature should be considered forward-looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” set forth elsewhere in this Annual Report.
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare diseases. Our approach centers on our pipeline with multiple late clinical-stage programs targeting rare diseases with significant unmet medical needs. Our research and development efforts are partially supported by revenues from our commercialized products, Chenodal®, Cholbam®, Thiola® and Thiola EC®. In addition, we regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious or rare diseases and that we believe offer attractive growth characteristics.
Our Pipeline and Approved Products
The following table summarizes the status of our clinical programs, preclinical programs and approved products, each of which is described in further detail below.
*Chenodal is indicated for the treatment of patients suffering from gallstones and is also in Phase 3 for treatment of cerebrotendinous xanthomatosis (“CTX”).

Clinical Programs:
Sparsentan
Sparsentan, also known as RE-021, is an investigational product candidate with a dual mechanism of action, a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A and a potent angiotensin receptor blocker (“ARB”). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:

•
Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage renal disease and nephrotic syndrome ("NS"). There are currently no United States Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and off-label treatments are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are approximately 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. Sparsentan has orphan drug designation in the United States and European Union. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX study of sparsentan in FSGS. The Company continues to enroll patients with FSGS in the pivotal Phase 3 DUPLEX Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in approximately 300 patients. The DUPLEX Study protocol provides for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40 percent reduction in Up/C from baseline, at week 36. While the confirmatory endpoint of the study is the change in slope of estimated glomerular filtration rate (eGFR) after 108 weeks of treatment, successful achievement of the interim 36-week proteinuria endpoint is expected to serve as the basis for submission of a New Drug Application (NDA) under the Subpart H accelerated approval pathway in the U.S. and Conditional Marketing Authorization ("CMA") consideration in Europe. Top-line data from the interim analysis are expected to become available in the first half of 2021.

•
Immunoglobulin A nephropathy ("IgAN")is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, pivotal Phase 3 clinical trial evaluating the long-term nephroprotective potential of sparsentan for the treatment of IgAN. The PROTECT Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled pivotal Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in approximately 280 patients with IgAN, continues to enroll. The primary efficacy endpoint in the PROTECT Study is the change in proteinuria (urine protein-to-creatinine ratio) from baseline after 36 weeks of treatment. Successful achievement of this endpoint is expected to support submission of an NDA under the Subpart H accelerated approval pathway in the U.S., as well as an application for CMA consideration in Europe. Secondary efficacy endpoints include change in eGFR from baseline to four weeks post-cessation of randomized treatment, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment. Top-line data from the primary endpoint are expected to become available in the first half of 2022.

Chenodal
In January 2020, we randomized the first patients in a Phase 3 clinical trial to evaluate the effects of Chenodal in adult and pediatric patients with cerebrotendinous xanthomatosis (“CTX”). The pivotal study, known as the RESTORE study, is intended to support a new drug application (“NDA”) submission for marketing authorization of Chenodal for CTX in the United States. Chenodal has also been the standard of care for CTX patients for more than three decades but is not currently labeled for this indication.
Cooperative Research and Development Agreements ("CRADAs"):
We are a participant in two CRADAs, which form a multi-stakeholder approach to pool resources with leading experts, and incorporates the patient perspective early in the identification and development process. We have partnered with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and leading patient advocacy organizations, NGLY1.org and Alagille Syndrome Alliance ("ALGSA"), aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency and Alagille syndrome, respectively. There are no treatment options currently approved for these diseases.

Approved Products:
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
In January 2020, we randomized the first patients in a Phase 3 clinical trial to evaluate the effects of Chenodal in adult and pediatric patients with CTX. The pivotal study, known as the RESTORE study, is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States.
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
Thiola and Thiola EC (tiopronin)
Thiola and Thiola EC are approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The prevalence of cystinuria in the United States is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the United States that would be candidates for Thiola. On June 28, 2019 we announced that the FDA approved 100 mg and 300 mg tablets of Thiola EC, a new enteric-coated formulation of Thiola, to be used for the treatment of cystinuria. Thiola EC offers the potential for administration with or without food, and the ability to reduce the number of tablets necessary to manage cystinuria. Thiola EC became available to patients in July of 2019.
Changes in Development Activities:
In August 2019, we announced that the Phase 3 FORT Study evaluating the safety and efficacy of fosmetpantotenate compared to placebo in patients with pantothenate kinase-associated neurodegeneration ("PKAN") did not meet its primary endpoint and did not demonstrate a difference between treatment groups. The study also did not meet its secondary endpoint. We will not proceed with further development of fosmetpantotenate for PKAN.
In August 2019, following a strategic review of the CNSA-001 program in patients with phenylketonuria ("PKU"), we made the decision to decline to exercise the option to acquire Censa Pharmaceuticals and accordingly discontinued the joint development program for CNSA-001. We impaired the related $15.0 million long-term investment, initially recorded in 2018, during the third quarter of 2019.

During the first quarter of 2019, we elected to discontinue development of the L-UDCA program, resulting in impairment of the intangible asset of $25.5 million, which was originally recorded in 2016, and the reversal of the associated contingent liability of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations.
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
Chenodal
There are other approved chenodeoxycholic acid products available outside of the United States. Furthermore, Chenodal is subject to immediate competition from compounded and generic entrants, as the ANDA for this drug has no remaining patent or nonpatent exclusivity.
Cholbam
There are currently no FDA approved treatments in the United States that compete with Cholbam.
Thiola
Penicillamine agents, including Cuprimine® and Depen® are FDA approved for the treatment of cystinuria, as well as Wilson’s Disease. Additional generic versions of penicillamine have been approved by the FDA and some have entered the market.

Captopril is not FDA approved for the treatment of cystinuria but has been prescribed for patients with cystinuria.
Advicenne Pharma is developing ADV-7103, a microtablet formulation containing potassium citrate monohydrate and potassium bicarbonate, for the potential oral treatment of cystinuria. The European Medicines Agency ("EMA") has granted orphan drug designation for the use of ADV-7103 for the treatment of cystinuria.
Furthermore, Thiola is subject to immediate competition from compounded and generic entrants, as the NDA for this drug has no remaining patent or nonpatent exclusivity.
Sparsentan
There are currently no pharmacological treatments approved by the FDA or the EMA for FSGS or IgAN in Europe or the United States. For FSGS the current standard of care includes steroids, ACE/ARBs, calcineurin inhibitors, dialysis, and renal transplant. For IgAN, the current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression also being commonly used in patients with significant proteinuria or rapidly progressive glomerulonephritis.
Based on public sources, Aurinia Pharmaceuticals, ChemoCentryx, Complexa Inc., Dimerix Bioscience, Bristol-Myers Squibb Company ("BMS'), Pfizer, and Reata Pharmaceuticals may have programs in clinical development for the treatment of FSGS.
Based on public sources, Alnylam Pharmaceuticals, Apellis Pharmaceuticals, Aravive Biologics, Calliditas Therapeutics, EMD Serono, GSK, Ionis Pharmaceuticals, Novartis, Omeros Corporation, and Reata Pharmaceuticals may have programs in clinical development for the treatment of IgAN.
Additionally, there are several Phase 1 assets in development and other pre-clinical programs that may enter the clinic for the treatment of FSGS and IgAN.
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
As consideration for the license, we are required to make payments upon the achievement of certain milestones, totaling up to $114.1 million. Should we commercialize sparsentan or any products containing any of the licensed compounds, we will be obligated to pay Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. Through 2019, we have made aggregate milestone payments to Ligand of $7.2 million under the terms of the license agreement.
Under the terms of the license agreement, BMS has a right of first negotiation and Ligand has a right of second negotiation with respect to any license arrangement for a licensed compound except to the extent such rights may be waived.
Absent early termination, the license agreement will continue until neither party has any further payment obligations under the agreement and is expected to continue for approximately 10 to 20 years from the effective date. Ligand may terminate the license agreement due to (i) our insolvency, (ii) our material uncured breach of the agreement, (iii) our failure to use commercially reasonable efforts to develop and commercialize sparsentan as described above or (iv) certain other conditions. We may terminate the license agreement due to a material uncured breach of the agreement by Ligand.
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

In October 2015, the license agreement was amended to allow for us to secure enough active pharmaceutical ingredient ("API") to ensure an adequate level of safety stock to prevent an interruption in the supply of Thiola and to prepare for a reformulation development project. In March 2016, the license agreement was amended to, among other things, include a new formulation development project for tiopronin tablets. In November 2017, the license agreement was amended to extend the license term, at a minimum, through May 2029. In November 2018, the license agreement was amended to remove all territorial restrictions on our license rights and provide that we will pay guaranteed minimum royalties equaling the greater of $0.1 million or 20% of our Thiola net sales generated outside of the United States during each calendar year.
Intellectual Property
The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. We have sought patent protection in the United States and certain other jurisdictions for sparsentan, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets relating to our proprietary technology that may be important to the development of our business.
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
Sparsentan
Our patent portfolio for sparsentan is comprised of four distinct patent families, one of which is exclusively licensed from Ligand (the “Ligand patent family”). The other three patent families are owned by Retrophin (the "Retrophin patent family"). We previously had one additional licensed patent family related to sparsentan that was owned by BMS, exclusively licensed to Ligand and sub-licensed to us by Ligand. However, as of December 31, 2019, the BMS patent family is expired and therefore no longer in force.
The Ligand patent family is directed to methods of using sparsentan in the treatment of various diseases, including glomerulosclerosis and IgAN. As of December 31, 2018, this patent family included two U.S. patents (U.S. Patent No. No. 9,662,312, which we refer to herein as the ‘312 patent, and U.S. Patent No. 9,993,461, which we refer to herein as the ‘461 patent), a pending U.S. application (Application Serial No. 16,554,406, filed August 28, 2019), a European patent (European Patent No. EP2732818, which we refer to herein as the European ‘818 patent), a pending European application which is expected to grant as a patent in 2020, and a granted Hong Kong patent. The ‘312 patent and the European ‘818 patent claim the use of sparsentan for treating glomerulosclerosis. The ‘461 patent claims both the use of sparsentan for treating glomerulosclerosis and the use of sparsentan for treating IgAN. We expect the U.S. and foreign patents in this patent family to expire in March 2030.
The first Retrophin patent family is directed to methods of using sparsentan in the treatment of various kidney diseases, including focal segmental glomerulosclerosis (FSGS) and IgAN, by achieving a specified urine protein to creatinine ratio. As of December 31, 2019, this patent family was comprised of pending patent applications in the U.S., Brazil, Canada, China, the European Patent Office, Japan, Korea, New Zealand and South Africa.
The second Retrophin patent family is comprised of an international patent application (i.e., a PCT application) filed in 2019.
Likewise, the third Retrophin patent family also is comprised of a PCT application filed in 2019.
It is possible, assuming that sparsentan achieves regulatory approval and depending upon the date of any such approval, that the term of either the ‘312 patent or the ‘461 patent may be extended under the provisions of the Hatch-Waxman Act. Patent term extension also may be available in certain foreign jurisdictions upon regulatory approval. Likewise, it is possible, assuming that sparsentan achieves regulatory approval in Europe and depending upon the date of any such approval, that the term of the European ‘818 patent, or the patent expected to grant in 2020 from the pending European application, may be extended in various European countries under the provisions governing Supplementary Protection Certificates (SPCs).
Thiola
Our patent portfolio for Thiola is comprised of a patent family which is exclusively licensed from Mission Pharmacal (the “Mission patent family”). The Mission patent family is directed to a new formulation of Thiola, known as Thiola EC. As of December 31, 2019, this patent family included a U.S. patent application filed in 2018 and three additional U.S. patent applications derived from the original 2018 patent application.

Regulatory Exclusivity
If we obtain marketing approval for sparsentan in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory exclusivity for the approved drug. For example, in the United States, an FDA approved drug product may be eligible to receive five years of new chemical entity exclusivity or, for drugs granted an orphan designation by the FDA, seven years of orphan drug exclusivity. In the European Union and European Free Trade Association ("EFTA") member states, a new drug product approved by the EMA may receive eight years of data exclusivity and up to 11 years of marketing exclusivity. Additionally, upon approval by the EMA, orphan drugs may receive ten years of market exclusivity or, in the case of orphan drugs for which a pediatric investigational plan (PIP) has been completed, twelve years of market exclusivity. The new drug exclusivity and the orphan drug exclusivity run concurrently from the date of EMA approval. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.
Chenodal
Chenodal received orphan drug designation in the United States for the treatment of CTX in 2010. Consequently, if Chenodal is the first chenodeoxycholic acid product to gain FDA approval for the treatment of CTX, we expect it will have seven years of marketing exclusivity in the United States for that indication. Currently Chenodal does not have regulatory exclusivity in the United States.
Cholbam (Kolbam)
Cholbam received orphan drug designation in the United States for the treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for patients with peroxisomal disorders, and therefore is expected to have marketing exclusivity in the United States for these indications until March 2022.
Kolbam, the branded name of Cholbam in Europe, received marketing authorization in November 2015 from the EMA for the treatment of inborn errors of primary bile acid synthesis, encompassing select single enzyme defects. We expect Kolbam to have marketing exclusivity in the European Union and European Economic Area for these indications until September 2024.
Thiola
Thiola does not have regulatory exclusivity in the United States.
Trademarks
Our trademark portfolio includes both Retrophin-owned and Retrophin-licensed trademarks and is comprised of various U.S. and foreign registered trademarks and pending trademark applications relating to our company name, our commercial products (Thiola, Chenodal and Cholbam/Kolbam), and our product candidate (i.e. sparsentan).
More specifically, as of December 31, 2019, our trademark portfolio included registered U.S. and foreign trademarks for the mark “RETROPHIN”, one registered U.S. trademark and one registered Canadian trademark for the mark “CHENODAL”, one registered U.S. trademark directed to the Chenodal logo, one registered U.S. trademark for the mark “MANCHESTER PHARMACEUTICALS”, one registered U.S. trademark for the mark “KEEP IT BELOW THE LINE”, registered U.S. and foreign trademarks for the mark “CHOLBAM”, a registered European Community trademark for the mark “KOLBAM”, a registered U.S. trademark for the mark “TOTAL CARE HUB”, a registered U.S. trademark for the Total Care Hub logo, a registered U.S. trademark for a leaves logo, and U.S. trademark applications and foreign registered trademarks related to sparsentan. In addition, under our license agreement with Mission we have an exclusive license to use Mission’s trademarks related to Thiola and Thiola EC, including three registered U.S. trademarks and one registered Canadian trademark for the mark “THIOLA”, and one registered U.S. trademark for the mark "Thiola EC".
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

Manufacturing
Nexgen Pharma manufactures Chenodal, New Zealand Pharma manufactures the active pharmaceutical ingredient for Cholbam, Patheon Inc. formulates and packages Cholbam, and Mission manufactures Thiola and Thiola EC.
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
Sales, Marketing and Distribution
During fiscal 2019, we continued to utilize our specialty sales force to market our products in the United States. In order to commercialize our clinical drug candidates if and when they are approved for sale in the United States or elsewhere, we will need to increase our marketing, sales and distribution capabilities.
Commercialization
Through deep understanding of patient and healthcare provider needs, we believe we are able to:

•	serve patients living with rare disease that have limited treatment options;

•	drive optimum performance of our marketed products;

•	educate and train healthcare providers about our products and the diseases for which they are approved to treat;

•	support access to and reimbursement coverage for our products in the United States without significant restrictions; and

•
minimize the number of patients who discontinue treatment or have low compliance with our products by providing patients with support services and disease education, to the extent and in the manner permitted under applicable laws, to help them maximize the benefits of treatment.

Our U.S. commercial initiatives are designed to support patients living with rare diseases and clinicians treating these patients. We believe that it is possible to commercialize our products in the United States with a relatively small specialty sales force. The primary call points for Thiola and Thiola EC include urologists and nephrologists. The primary call points for Cholbam are gastroenterologists, hepatologists, and metabolic specialists. We do not promote Chenodal using our sales force.
Our sales force is differentiated by its high level of experience, averaging more than 15 years in pharmaceutical sales including over five years of experience in rare disease. Our commercial management and operations team has an average of more than 15 years of pharmaceutical experience focused on specialty and rare disease.
Our small marketing team, supported by third-party agencies with rare disease experience, drives our commercialization and disease awareness efforts in the United States and countries where our products may be approved or available through named patient sales. Specifically, we implement a variety of marketing programs to educate physicians, including direct-to-physician contact by sales representatives, peer-to-peer educational programs, and participation in targeted medical convention programs.
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
Outside the United States, including Europe, we plan to continue to partner with local distributors and certain field-based personnel as necessary to conduct permitted commercial activities. Our near-term efforts are focused on securing pricing and reimbursement approval for Kolbam.

Medical Affairs
We have a medical affairs team in the United States which supports independent medical education programs and investigator-initiated studies by providing education and financial grants in a number of medical and disease-related areas. The responsibilities of medical affairs personnel also include providing education through the dissemination of medical information and publications, providing support in connection with our post-approval clinical commitments, and assisting in organizing scientific and medical advisory boards to obtain input from experts and practitioners on medical topics relevant to our products and diseases.
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
Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. If the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk, the IND sponsor must resolve any outstanding FDA concerns or questions before clinical trials can proceed.

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
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials also must be submitted for approval to an institutional review board, or IRB, for approval at each site at which the clinical trial will be conducted. An IRB also may require the clinical trial at its site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial administration of the drug to healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal trials, are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and where confirmation of the result in a second Phase 3 trial would be impractical or unethical. A sponsor may choose to pursue a Special Protocol Assessment, or SPA, agreement with FDA for the design of a Phase 3 trial. A SPA agreement is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. A SPA agreement is not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols.
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product in the United States may begin. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the sponsor of an approved NDA is also subject to an annual program user fee. These fees typically are increased annually.
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
The FDA also may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA typically will inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.
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
Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs. Such supplements typically are reviewed within 10 months of receipt.
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
The Hatch-Waxman Amendments: Orange Book Listing
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product or its use for the relevant application. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.
The ANDA applicant is required to certify to the FDA concerning all patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.
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
There have been a number of enacted or proposed legislative and regulatory changes affecting the healthcare system and pharmaceutical industry that could affect our commercial success. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “PPACA”) a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Specifically, by way of example, the PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. There remain judicial and Congressional challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1,2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the Centers for Medicare & Medicaid Services (“CMS”) published a new final rule permitting further collections and payments to and from certain PPACA-qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2029 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
Moreover, the Drug Supply Chain Security Act imposes additional obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and numerous proposed and enacted legislation at both the state and federal levels designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, expedite generic competition, review the relationship between pricing and manufacturer patient programs, institute drug re-importation, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, as defined by such law, and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. We implemented compliance with the Sunshine Act starting with reporting year 2014 and continue to report as required.
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
Foreign Regulation
In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials and approval of foreign countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Clinical Trials and Marketing Authorization in the European Union
In Europe, a clinical trial application (“CTA”) must currently be submitted to the competent national regulatory authority and to an independent ethics committee in each country in which we intend to conduct clinical trials. Once the CTA is approved in accordance with that country’s requirements, clinical trial development may proceed in that country. Under the new Regulation on Clinical Trials, which is expected to take effect in 2020, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have more limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. In all cases, the clinical trials must be conducted in accordance with good clinical practices and other applicable regulatory requirements and medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. A clinical trial may only be undertaken subject to certain conditions. The relevant ethics committee must give its opinion, before a clinical trial commences, on any issue requested. Clinical trials information must be entered into a European database. There are strict requirements in relation to the labeling and packaging of our product candidates, the verification of compliance with the provisions on good clinical and manufacturing practice and the notification of adverse events and serious adverse reactions.
Under European Union regulatory systems, a company may not market a medicinal product without a marketing authorization.
There are four procedures for submitting a Marketing Authorization Application (“MAA”) in Europe: (i) the national procedure, (ii) the mutual recognition procedure (“MRP”); (iii) the decentralized procedure (“DCP”) and (iv) the centralized procedure (“CP”). The submission strategy for a given product will depend on the nature of the product, the target indication(s), the history of the product, and the marketing plan. The centralized procedure is compulsory for certain medicinal products which are produced by biotechnology processes, advanced therapy medicinal products and for those which are designated as orphan medicinal products. Besides the products falling under the mandatory scope, the centralized procedure is also optional for medicinal products that constitute a significant therapeutic, scientific or technical innovation i.e. new active substances or other medicinal products that constitute a significant therapeutic, scientific or technical innovation, that contain an active substance not authorized in the European Union before May 20, 2004 or for which a centralized procedure would be in the interest of patients.
The centralized procedure leads to approval of the product in all 27 EU member states and in Norway, Iceland and Liechtenstein, collectively referred to herein as the EEA. Submission of one MAA thus leads to one assessment process and one authorization that allows access to the market of the entire EEA. The process of the centralized procedure is triggered when the applicant submits an MAA to the EMA. The letter of intent also initiates the assignment of the Rapporteur and Co-Rapporteur, who are the two appointed members of the Committee for Human Medicinal Products (“CHMP”) representing two EU member states. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the European Commission. If this is opinion favorable, the Commission may then adopt a decision to grant a marketing authorization. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days. This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation.
When using the MRP or DCP, the applicant must select which EU member states in which to seek approval. In the case of an MRP, the applicant must initially receive national approval in one EU member state. This will be the so-called reference member state (“RMS”) for the MRP. Then, the applicant seeks approval for the product in other EU member states, the so-called concerned member states (“CMS”), in a second step: the mutual recognition process. For the DCP, the applicant will approach all chosen member states at the same time. To do so, the applicant will identify the RMS that will assess the submitted MAA and provide the other selected member states with the conclusions and results of the assessment.
An innovator company enjoys a period of “data exclusivity” during which their pre-clinical and clinical trials data may not be referenced in the regulatory filings of another company (typically a generic company) for the same drug substance.
Data exclusivity in Europe is 8 years from the date of first authorization in Europe with an additional period of 2 years of “market exclusivity.” This is the period of time during which a generic company may not market an equivalent generic version of the originator’s pharmaceutical product. An additional 1 year may be obtained where the innovator company is granted a marketing authorization within the above 8-year period for a significant new indication for the relevant medicinal product.
The Paediatric Regulation provides that an application for a new marketing authorization must include the results of all trials performed and details of all information collected in compliance with an agreed pediatric investigation plan (PIP), unless a deferral or waiver applies on the basis that pediatric use is not relevant. This requirement can also be deferred by agreement.
When the application for marketing authorization is made, the competent authority responsible for granting a marketing authorization must verify whether the application complies with the relevant requirements, including compliance with the agreed PIP. Assuming it does, the marketing authorization may be granted and the relevant results are included in the summary of product characteristics (“SmPC”) for the product, along with a statement indicating compliance with the agreed PIP. The applicant then receives the six-month extension to the SPC. It is not necessary for the product to actually be indicated for use in the pediatric population (for example, if the results show that that would not be appropriate).

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
Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation which might result from future legislation or administrative action, also cannot be predicted with accuracy.
Employees
As of January 31, 2020, we had 221 employees.
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
Risks Related to the Development of our Product Candidates
Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, including sparsentan, which could prevent or significantly delay their regulatory approval.
Before obtaining regulatory approval for the sale of any of our current or future product candidates, including sparsentan, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete.
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
These risks and uncertainties impact all of our clinical programs that we pursue. We will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, and in the case of foreign commercialization, to the applicable foreign regulatory authorities, in well-designed and conducted clinical trials, that our product candidates are safe and effective and otherwise meet the appropriate standards required for approval for a particular indication.
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
We are developing in Phase 3 clinical trials sparsentan to treat FSGS and IgAN, each of which is a rare disease. Given that this development candidate is still undergoing required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or foreign regulatory agencies. In addition, as other companies and researchers may be concurrently developing therapies for the same or similar indications that we are focused on, we could face competition for a limited number of patients, investigators and clinical trial sites willing to participate in clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
In January 2020, we randomized the first patients in a Phase 3 clinical trial to evaluate the effects of Chenodal in adult and pediatric patients with CTX. The pivotal study, known as the RESTORE study, is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States. While Chenodal has been used as the standard of care for CTX for over three decades, it is not labeled for CTX and as such we cannot market this drug candidate for the treatment of CTX unless and until it receives FDA approval for this indication. If we experience delays in obtaining approval or if we fail to obtain approval of Chenodal for the treatment of CTX, our business, financial condition and results of operations could be adversely affected.

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
In 2018 we initiated the following Phase 3 clinical trials of sparsentan: 1) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the “DUPLEX Study”), and 2) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of IgAN (the “PROTECT Study”).   We are conducting the DUPLEX Study and the PROTECT Study under the Subpart H pathway for potential accelerated approval in the United States, and in Europe we plan to pursue potential Conditional Marketing Authorization, in both jurisdictions based on change in proteinuria.  Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints.   We expect that the FDA’s and EMA’s determination as to whether the sufficiency of the data supports an accelerated approval in either jurisdiction will be made during the application review process. There can be no assurance that even if we achieve statistical significance on the interim or primary endpoints for the DUPLEX Study and/or the PROTECT Study, as applicable, that the FDA or EMA will deem that sufficient to grant accelerated approval or Conditional Marketing Authorization.
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
There have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products, including expedited review procedures for generic manufacturers and incentives designed to spur generic competition of branded drugs.  In particular, the FDA and the U.S. Federal Trade Commission (“FTC”) have been focused on brand companies’ denial of drug supply to potential generic competitors for testing. In December 2019, the CREATES Act was enacted, which provides a legislatively defined private right of action under which generic companies can bring suit against companies who refuse access to product for the bioequivalence testing needed to support approval of a generic product.
We are currently defending a lawsuit brought by Spring Pharmaceuticals, LLC (“Spring”), alleging that we refused to sell samples of Thiola in order for Spring to conduct bioequivalence studies. In addition, we are currently in the process of responding to a civil investigative demand from the FTC related to the marketing, sale, distribution and pricing of our products, including Thiola.  At this time, the FTC has not initiated any claim or proceeding against the Company relating to these matters.
We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives, litigation or investigation. However, it is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. We have provided and are in the process of providing samples to Spring and certain generic manufacturers.

If a generic version of Thiola, Chenodal or any of our other current or future products is approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on our sales and profitability. Both the original formulation of Thiola and Thiola EC are subject to generic competition, and a generic version of either formulation could have a material adverse impact on sales of Thiola EC. In addition, the defense of litigation and response to investigation requests could result in substantial costs, reputational impact, and the diversion of management attention and resources.
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
We have no manufacturing capabilities and rely on third party manufacturers who are sole source suppliers for manufacturing of Chenodal, Cholbam and Thiola. The facilities used by our third-party manufacturers must be approved by the FDA, or in the case of Kolbam in Europe, the EMA. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. If our third-party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.
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
In some countries, particularly EU countries and EFTA member states, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time (6 to 12 months or longer) after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business may suffer.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates outside the United States, we may be unable to generate product revenue outside of the United States.

We may not be able to rely on orphan drug exclusivity for Cholbam/Kolbam or any of our products.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan designation for Cholbam/Kolbam in the United States and Europe. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug exclusivity for Cholbam in the United States, we may not be able to maintain it. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
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
We expect to rely on orphan drug exclusivity for sparsentan and potential future product candidates that we may develop. Orphan drug status currently confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. The FDA and EMA have granted orphan designation for Chenodal and sparsentan for the treatment of CTX and FSGS, respectively. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling these molecules for the same indication beyond these time frames. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. There remain judicial, Congressional, and political challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Act includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amended the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the Centers for Medicare & Medicaid Services ("CMS") published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2029 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
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
Obtaining reimbursement approval for a product from each government or other third-party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-United States regulatory authorities. Also, prior authorization for a product may be required. In addition, there is a risk that full reimbursement may not be available for high-priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration’s budget proposals for fiscal year 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. The final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these existing measures, and other potential proposals, may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
The use of any of our potential products in clinical trials, and the sale of any approved products, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $25 million per occurrence and $25 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.
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
Use of third parties to manufacture our products and product candidates may increase the risk that we will not have sufficient quantities of our product and product candidates or such quantities at an acceptable cost, and clinical development and commercialization of our product and product candidates could be delayed, prevented or impaired.
We do not own or operate manufacturing facilities for clinical or commercial production of our products or product candidates. We have limited personnel with experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We outsource all manufacturing and packaging of our preclinical, clinical, and commercial products to third parties. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production and in maintaining required quality control. These problems include difficulties with production costs and yields and quality control, including stability of the product candidate.
We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of any of our development stage product candidates, including sparsentan. We may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. Even if we enter into these agreements, the manufacturers of each product candidate will be single source suppliers to us for a significant period of time. Reliance on third-party manufacturers entails risks to which we may not be subject if we manufactured our product candidates or products ourselves, including:

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
Our future capital requirements will depend on many factors, including:

•	the progress and results of our pre-clinical and clinical studies of sparsentan for FSGS and IgAN, Chenodal for CTX, and any other drug candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	debt service obligations on the 2025 Notes;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, as defined by such law, and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Moreover, the Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.
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
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA. International data protection laws also impose strict obligations on the ability to process health related and other personal information of citizens of member states, including in relation to collection, analysis and transfer. The EU General Data Protection Regulation was officially adopted in April 2016 and has been in effect since May 2018. The EU General Data Protection Regulation introduced new data protection requirements in the European Union, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we control and/or process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Additionally, California recently enacted legislation known as the California Consumer Privacy Act (the “CCPA”), which creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which became effective on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws and significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate.  In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places.  Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Act, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.
As of December 31, 2019, we had federal net operating loss, or NOL, carryforwards of $113.6 million. Our federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
As a result, our pre-2018 NOL carryforwards may expire prior to being used, and our NOL carryforwards generated in 2018 and thereafter will be subject to a percentage limitation.  In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which would harm our future operating results by effectively increasing our future tax obligations.
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
Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
The withdrawal of the United Kingdom, from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.
Business disruptions could seriously harm future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our third-party manufacturers, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Our corporate headquarters are located in San Diego, California, an area prone to wildfires and earthquakes. These and other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.
In addition, we rely on third-party manufacturers, some of whom are located in China, to manufacture API for certain of our product candidates, including sparsentan. Any disruption in production or inability of our manufacturers in China to produce or ship adequate quantities to meet our needs, whether as a result of a natural disaster or other causes (such as the recent outbreak of the coronavirus in China), could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. In addition, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments (such as tariffs on chemical intermediates we use that are manufactured in China), political unrest or unstable economic conditions in China. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position.
Risks Related to our Indebtedness and Investments
Our indebtedness could adversely affect our financial condition.
As of December 31, 2019, we had approximately $276 million of total debt outstanding, classified as long-term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease the following locations to conduct our business:

Location	Address	Lease Expiration	Square Feet
San Diego, California	Various suites in 3721, 3661, 3611 & 3579 Valley Centre Drive	July 31, 2024	45,446
We believe these facilities are adequate to conduct our business.
For additional information regarding our lease agreements, see Note 18 of the Consolidated Financial Statements included in this report.
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
As of February 20, 2020, the last reported sale price of our Common Stock as reported by the Nasdaq was $17.18.
As of February 20, 2020, we had approximately 192 holders of record of our common stock.
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

Selected historical financial data (in thousands, except share and per share amounts):

	For the year ended December 31,
Consolidated Statement of Operations:	2019	2018	2017	2016	2015
Net product sales	$175,338	$164,246	$154,937	$133,591	$99,892
Total operating expenses	312,699	244,286	208,728	191,805	150,640
Operating loss	(137,361)	(80,040)	(53,791)	(58,214)	(50,748)
Total other income (expenses), net	(9,087)	(21,827)	(4,572)	632	156,215
Income (Loss) before benefit (provision) for income taxes	(146,448)	(101,867)	(58,363)	(57,582)	105,467
Income tax benefit (provision)	21	(811)	(1,368)	9,679	11,770
Net income (loss)	$(146,427)	$(102,678)	$(59,731)	$(47,903)	$117,237
Per Share Data:
Net Income (loss) per common share, basic	$(3.46)	$(2.54)	$(1.54)	$(1.29)	$3.49
Net Income (loss) per common share, diluted	$(3.46)	$(2.54)	$(1.54)	$(1.29)	$3.17
Weighted average common shares outstanding, basic	42,339,961	40,433,171	38,769,816	36,997,865	33,560,249
Weighted average common shares outstanding, diluted	42,339,961	40,433,171	38,769,816	38,288,012	37,581,439

	As of December 31,
Balance Sheet data:	2019	2018	2017	2016	2015
Cash, cash equivalents and marketable securities	$398,524	$471,541	$300,630	$255,873	$229,604
Working capital	333,615	391,057	240,139	249,090	214,951
Total assets	604,800	709,160	520,346	525,282	512,264
Long-term debt	204,861	195,091	45,077	44,422	43,766
Total stockholders’ equity	$221,196	$318,253	$293,134	$307,767	$299,971
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
Research and Development:
Sparsentan, also known as RE-021, is an investigational product candidate with a dual mechanism of action, a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A and a potent angiotensin receptor blocker (“ARB”). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:

•
Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage renal disease and nephrotic syndrome ("NS"). There are currently no United States Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and off-label treatments are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are approximately 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. Sparsentan has orphan drug designation in the United States and European Union. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX study of sparsentan in FSGS. The Company continues to enroll patients with FSGS in the pivotal Phase 3 DUPLEX Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in approximately 300 patients. The DUPLEX Study protocol provides for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40 percent reduction in Up/C from baseline, at week 36. While the confirmatory endpoint of the study is the change in slope of estimated glomerular filtration rate (eGFR) after 108 weeks of treatment, successful achievement of the interim 36-week proteinuria endpoint is expected to serve as the basis for submission of a New Drug Application (NDA) under the Subpart H accelerated approval pathway in the U.S. and Conditional Marketing Authorization ("CMA") consideration in Europe. Top-line data from the interim analysis are expected to become available in the first half of 2021.

•
Immunoglobulin A nephropathy ("IgAN")is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, pivotal Phase 3 clinical trial evaluating the long-term nephroprotective potential of sparsentan for the treatment of IgAN. The PROTECT Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled pivotal Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in approximately 280 patients with IgAN, continues to enroll. The primary efficacy endpoint in the PROTECT Study is the change in proteinuria (urine protein-to-creatinine ratio) from baseline after 36 weeks of treatment. Successful achievement of this endpoint is expected to support submission of an NDA under the Subpart H accelerated approval pathway in the U.S., as well as an application for CMA consideration in Europe. Secondary efficacy endpoints include change in eGFR from baseline to four weeks post-cessation of randomized treatment, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment. Top-line data from the primary endpoint are expected to become available in the first half of 2022.

Chenodal
In January 2020, we randomized the first patients in a Phase 3 clinical trial to evaluate the effects of Chenodal in adult and pediatric patients with cerebrotendinous xanthomatosis (“CTX”). The pivotal study, known as the RESTORE study, is intended to support a new drug application (“NDA”) submission for marketing authorization of Chenodal for CTX in the United States. Chenodal has also been the standard of care for CTX patients for more than three decades but is not currently labeled for this indication.
Cooperative Research and Development Agreements ("CRADAs"):
The Company is a participant in two CRADAs, which form a multi-stakeholder approach to pool resources with leading experts, and incorporates the patient perspective early in the identification and development process. Retrophin has partnered with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and leading patient advocacy organizations, NGLY1.org and Alagille Syndrome Alliance ("ALGSA"), aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency and Alagille syndrome, respectively. There are no treatment options currently approved for these diseases.
We currently sell the following products:
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

While Chenodal is not labeled for CTX, it has been used as the standard of care for over three decades. We are working to obtain FDA approval of Chenodal for the treatment of CTX and initiated a Phase 3 clinical trial for this indication in January 2020. The prevalence of CTX is estimated in the literature to be as high as 1 in 70,000 in the overall population. Pathogenesis of CTX involves deficiency of the enzyme 27-hydroxylase (encoded by the gene CYP27A1), a rate-limiting enzyme in the synthesis of primary bile acids, including CDCA, from cholesterol. The disruption of primary bile acid synthesis in CTX leads to toxic accumulation of cholesterol and cholestanol in most tissues. Most patients present with intractable diarrhea, premature cataracts, tendon xanthomas, atherosclerosis, and cardiovascular disease in childhood and adolescence. Neurological manifestations of the disease, including dementia and cognitive and cerebellar deficiencies, emerge during late adolescence and adulthood. Oral administration of CDCA has been shown to normalize primary bile acid synthesis in patients with CTX.
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
Thiola and Thiola EC (tiopronin)
Thiola and Thiola EC are approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The prevalence of cystinuria in the United States is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the United States that would be candidates for Thiola. On June 28, 2019, we announced that the FDA approved 100 mg and 300 mg tablets of Thiola EC, a new enteric-coated formulation of Thiola, to be used for the treatment of cystinuria. Thiola EC offers the potential for administration with or without food, and the ability to reduce the number of tablets necessary to manage cystinuria. Thiola EC became available to patients in July of 2019.
Financial Overview
Research and Development Costs
Research and development costs include expenses related to sparsentan, discontinued programs fosmetpantotenate and CNSA-001, and our other pipeline programs. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, non-cash share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery methods, and associated overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
We record expenses in connection with our clinical trials under contracts with contract research organizations ("CROs") that support conducting and managing clinical trials. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up, initiation activities, enrollment, treatment of patients, or the completion of other clinical trial activities.
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

The following table summarizes our research and development expenses during the years ended December 31, 2019, 2018 and 2017. The internal costs include personnel, facility costs, and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses primarily include third-party contract costs relating to clinical trial activities, nonclinical studies and manufacturing.

	For the Year Ended December 31,
		(in thousands)
	2019	2018	2017
External service provider costs:
Sparsentan	$48,533	$39,826	$20,237
Fosmetpantotenate (discontinued)	31,193	21,330	16,571
Censa (discontinued)	3,166	16,831	—
Other product candidates	496	242	331
General	19,638	16,258	15,827
Total external service provider costs:	103,026	94,487	52,966
Internal personnel costs:	37,937	29,270	25,202
Total research and development	$140,963	$123,757	$78,168
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
As consideration for the license, we are required to make payments upon the achievement of certain milestones, totaling up to $114.1 million. Should we commercialize sparsentan or any products containing any of the licensed compounds, we will be obligated to pay Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. Through 2019, we made milestone payments to Ligand of $7.2 million under the license agreement.
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
In November 2018, the license agreement was amended to remove all territorial restrictions on our license rights. As consideration for the expanded territory we paid an up-front fee of $0.3 million and will pay guaranteed minimum royalties equaling the greater of $0.1 million or 20% of our Thiola net sales generated outside of the United States during each calendar year.
See Note 9 to Consolidated Financial Statements for further discussion.
Results of Operations
Net Product Sales
The following table provides information regarding net product sales (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Tiopronin products	$95,638	$89,176	$6,462	$89,176	$82,311	$6,865
Bile acid products	79,700	75,070	4,630	75,070	72,626	2,444
Total net product revenues	$175,338	$164,246	$11,092	$164,246	$154,937	$9,309
Net product sales for the years ended December 31, 2019, 2018 and 2017 were $175.3 million, $164.2 million and $154.9 million, respectively, and consisted of sales of Thiola ("Tiopronin products"), Chenodal and Cholbam ("Bile acid products"), less allowances for government and commercial rebates and patient assistance programs. On June 28, 2019, the Company announced that the FDA approved 100 mg and 300 mg tablets of Thiola EC (tiopronin), a new enteric-coated formulation of THIOLA® (tiopronin), to be used for the treatment of cystinuria.
The increase in net product sales for the year ended December 31, 2019 as compared to the same period in 2018, is due to increased patient counts for all products.
The increase in net product sales for the year ended December 31, 2018 as compared to the same period in 2017, is due to increased patient counts for all products.
We use a direct-to-patient distributor. Under this distribution model, we record revenues when customers take control of the product (at delivery).

Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Cost of goods sold	$5,234	$5,527	$(293)	$5,527	$3,605	$1,922
Research and development	140,963	123,757	17,206	123,757	78,168	45,589
Selling, general and administrative	128,951	103,654	25,297	103,654	101,333	2,321
Change in fair value of contingent consideration	15,051	11,590	3,461	11,590	19,389	(7,799)
Restructuring	—	(242)	242	(242)	3,608	(3,850)
Legal fee settlement	—	—	—	—	2,625	(2,625)
Impairment of L-UDCA IPR&D intangible asset	25,500	—	25,500	—	—	—
Write off of L-UDCA contingent consideration	(18,000)	—	(18,000)	—	—	—
Impairment of long-term investment	15,000	—	15,000	—	—	—
	$312,699	$244,286	$68,413	$244,286	$208,728	$35,558
2019 versus 2018 results
Operating expenses for the year ended December 31, 2019, were $312.7 million compared to $244.3 million for the year ended December 31, 2018, an increase of $68.4 million.
Cost of goods sold decreased by $0.3 million due primarily to higher inventory reserves in 2018.
Research and development costs increased by $17.2 million due to increased clinical trial expenses and internal costs related to our two ongoing Phase 3 studies for sparsentan in FSGS and IgAN, as well as the discontinued Phase 3 FORT Study of fosmetpantotenate in PKAN.
Selling, general and administrative expenses increased by $25.3 million due to increased legal and compensation expenses.
The Company impaired the $15.0 million long-term investment during the third quarter 2019 following the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001.
The following table provides the change in the fair value of contingent consideration of $3.5 million, which were due to changes in revenue forecasts, discount factors and timing of payments (in thousands):

	Year Ended December 31,
	2019	2018	Change
Bile acid products	$15,051	$10,590	$4,461
L-UDCA	—	1,000	(1,000)
	$15,051	$11,590	$3,461
Write off of L-UDCA Contingent Consideration and impairment of L-UDCA IPR&D intangible assets: In June 2016, the Company acquired certain rights to its product candidate L-UDCA for $0.5 million cash. At the same time the Company established a related non-cash asset of $25.5 million and liability of $25.0 million for IPR&D and contingent consideration (deferred financing) related net sales royalties and milestones. As a result of our ongoing quarterly valuation update process the resulting balance of the L-UDCA contingent liability at December 31, 2018 was $18.0 million.
During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program, resulting in the removal of the intangible asset of $25.5 million which was originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations.
Restructuring expense decreased $0.2 million as we completed the consolidation of our research and development function to San Diego in 2018.
2018 versus 2017 results
Our operating expenses for the year ended December 31, 2018 were $244.3 million compared to $208.7 million for the year ended December 31, 2017, an increase of $35.6 million.
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
The following table provides the change in the fair value of contingent consideration of $7.8 million, which was due to changes in revenue forecasts, discount factors and timing of payments (in thousands):

	Year Ended December 31,
	2018	2017	Change
Bile acid products	$10,590	$25,089	$(14,499)
L-UDCA	1,000	(5,700)	6,700
	$11,590	$19,389	$(7,799)
Restructuring expense decreased $3.9 million as we completed the consolidation of our research and development function to San Diego in 2017.
Legal fee settlement expense of $2.6 million in 2017 relates to amounts we advanced for legal fees to our former executive in defense of litigation for his actions. See Note 11 to the Consolidated Financial Statements for further discussion.
Other Income/Expenses
The following table provides information regarding other income (expenses) (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Other income (expense), net	$(314)	$(474)	$160	$(474)	$1,107	$(1,581)
Interest income	10,055	5,499	4,556	5,499	3,234	2,265
Interest expense	(18,828)	(9,810)	(9,018)	(9,810)	(4,422)	(5,388)
Loss on extinguishment of debt	—	(17,042)	17,042	(17,042)	—	(17,042)
Change in fair value of derivative instruments	—	—	—	—	(4,491)	4,491
	$(9,087)	$(21,827)	$12,740	$(21,827)	$(4,572)	$(17,255)
Other expense for the year ended December 31, 2019 was $9.1 million compared to other expense of $21.8 million for the year ended December 31, 2018, which represents change of $12.7 million. The change was primarily attributable to the 2018 loss on the partial extinguishment of our 4.5% senior convertible notes due in 2019 offset by increase in interest expense related to the 2.50% senior convertible notes due 2025.
Other expense for the year ended December 31, 2018 was $21.8 million compared to other expense of $4.6 million for the year ended December 31, 2017, which represents an increase of $17.3 million. The change was primarily attributable to the loss on the partial extinguishment of our 4.5% senior convertible notes due in 2019 and the increase in interest expense related to the 2.50% senior convertible notes due 2025, offset by a loss on the change in fair value of derivative instruments in 2017.
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
Tax benefit for fiscal 2019 of $0.02 million decreased from the fiscal 2018 tax expense of $0.8 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Liquidity and Capital Resources
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for more than the next 12 months. Management believes that our operating results will vary from quarter to quarter and year to year depending upon various factors including revenues, general and administrative expenses, and research and development expenses.
For the years ended December 31, 2019 and 2018, we had the following financial performance (in thousands):

	December 31, 2019	December 31, 2018
Revenue	$175,338	$164,246
Net loss	(146,427)	(102,678)
Cash & cash equivalents	62,436	102,873
Short-term investments	336,088	368,668
Accumulated deficit	(416,444)	(270,017)
Stockholders' equity	221,196	318,253
Working capital	$333,615	$391,057
Working capital ratio	4.50	4.74
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
In May 2019, the remaining $22.6 million outstanding principal amount of 2019 Notes was converted by the holders thereof into approximately 1.3 million shares of common stock. At December 31, 2019, there was no outstanding balance on the 2019 Notes.
Interest Expense
Total interest expense recognized for the years ended December 31, 2019, 2018 and 2017 was $18.8 million, $9.8 million, and $4.4 million, respectively.
License Agreement Obligations
See discussion above under the heading "License Agreements".
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for more than the next 12 months. This belief is based on many factors; however, some factors are beyond our control. Factors affecting our financing requirements include, but are not limited to:

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

Cash Flows
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$(58,214)	$(24,958)	$7,403
Net cash provided by (used in) investing activities	19,863	(203,291)	45,602
Net cash provided by (used in) financing activities	(2,077)	231,863	5,445
Effect of exchange rate changes on cash	(9)	(135)	(58)
Net increase (decrease) in cash	(40,437)	3,479	58,392

Cash & cash equivalents, beginning of period	102,873	99,394	41,002
Cash & cash equivalents, end of period	$62,436	$102,873	$99,394
Management considers marketable securities to be available to fund current operations, and they are classified as available for sale and included within current assets in our Consolidated Balance Sheets. Therefore, cash and short-term investments available to fund operations is $398.5 million as of December 31, 2019.
Cash Flows from Operating Activities
Operating activities used $58.2 million of cash during the year ended December 31, 2019 compared to $25.0 million of cash used for the year ended December 31, 2018. The increase in cash used is attributable to increased research and development and legal expenses and changes in working capital.
Operating activities used $25.0 million of cash during the year ended December 31, 2018 compared to $7.4 million of cash provided for the year ended December 31, 2017. After excluding non-cash adjustments, the variance is primarily due to changes in operating accounts, payments related to the change in fair value of contingent consideration, and increased research and development expenses.
Cash Flows from Investing Activities
Cash provided by investing activities for the year ended December 31, 2019 was $19.9 million compared to $203.3 million of cash used for the year ended December 31, 2018. The change was due to timing differences associated with the purchases and sales and maturities of our available-for-sale investments, as well as changes in our portfolio-mix between cash equivalents and short-term and long-term investment holdings, along with our $15.0 million investment in Censa in the first quarter of 2018.
Cash used by investing activities for the year ended December 31, 2018 was $203.3 million compared to $45.6 million of cash provided for the year ended December 31, 2017. The variance was primarily driven by the proceeds from the issuance of the 2025 Notes being invested in marketable securities, offset by higher maturities for marketable securities in 2018 and proceeds from a note receivable payment of $47.5 million in 2017.
Cash Flows from Financing Activities
For the year ended December 31, 2019, cash used by financing activities was $2.1 million compared to cash provided of $231.9 million during the year ended December 31, 2018. The change was due to the issuance of convertible debt in 2018 and lower proceeds from the exercise of stock options in 2019.
For the year ended December 31, 2018, cash provided by financing activities was $231.9 million compared to cash provided of $5.4 million during the year ended December 31, 2017. The variance is primarily due to net proceeds received from the issuance of the 2025 Notes offset by the repurchase of the 2019 Notes.

Contractual Commitments
The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of December 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$12,226	$2,958	$5,046	$4,222	$—
Note payable, including contractual interest	335,338	9,000	18,000	18,000	290,338
Sales support services	1,804	416	833	555
Product supply contracts	8,791	5,317	1,610	1,257	607
Purchase order commitments	470	235	235	—	—
	$358,629	$17,926	$25,724	$24,034	$290,945
Critical Accounting Policies and Estimates
See Note 2 to the Consolidated Financial Statements for discussion.
Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for discussion.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to changes in interest rates. As of December 31, 2019, we had cash equivalents and marketable securities of approximately $398.5 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% change in interest rates would have approximately a $22.0 million impact on our investments. We carry our investments based on publicly available information.
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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2019. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Retrophin, Inc.
San Diego, California
Opinion on Internal Control over Financial Reporting
We have audited Retrophin, Inc. and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 24, 2020 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP
San Diego, California
February 24, 2020

ITEM 9B.    OTHER INFORMATION
On February 24, 2020, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The ATM Shares will be sold pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. We will also file a prospectus supplement with the Securities and Exchange Commission in connection with the offer and sale of the ATM Shares.
Under the Sales Agreement, Jefferies may sell the ATM Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the Nasdaq Stock Market, on any other existing trading market for our common stock or to or through a market maker. In addition, under the Sales Agreement, Jefferies may sell the ATM Shares by any other method permitted by law. We may instruct Jefferies not to sell the ATM Shares if the sales cannot be effected at or above the price designated by us from time to time.
We are not obligated to make any sales of the ATM Shares under the Sales Agreement. The offering of the ATM Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the ATM Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Jefferies or us, as permitted therein.
The Sales Agreement contains customary representations, warranties and agreements by us, and customary indemnification and contribution rights and obligations of the parties. We will pay Jefferies a sales commission of 3.0% of the aggregate gross proceeds from each sale of the ATM Shares. We will also reimburse Jefferies for certain specified expenses in connection with entering into the Sales Agreement.
The Sales Agreement is filed as Exhibit 1.1 to this report, and the description of the terms of the Sales Agreement is qualified in its entirety by reference to such exhibit. A copy of the opinion of Cooley LLP relating to the legality of the issuance and sale of the ATM Shares is attached as Exhibit 5.1 hereto.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     The financial statements at page F-1 are incorporated by reference to a part of this Annual Report on Form 10-K.
    Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b)     Exhibits: The exhibits to this report are listed in the exhibit index below.

Exhibit No.	Description

1.1	Open Market Sales Agreement, dated February 24, 2020, by and between Retrophin, Inc. and Jefferies LLC.
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

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
4.1	Reference is made to Exhibits to 3.1, 3.2 and 3.3.
4.2	Description of Common Stock.
4.3
Base Indenture, dated September 10, 2018, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 10, 2018).

4.4
First Supplemental Indenture, dated September 10, 2018, between the Company and U.S. Bank National Association, as Trustee (including the form of 2.50% Convertible Senior Note due 2025) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 10, 2018).

5.1	Opinion of Cooley LLP.
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

10.6†	Retrophin, Inc. 2014 Incentive Compensation Plan as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
10.7+
Amendment No. 4 to Sublicense Agreement dated as of September 17, 2015, between Retrophin, Inc. and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A, filed with the SEC on December 22, 2015).

10.8
Addendum to Trademark License and Supply Agreement, dated October 19, 2015, by and between to Company and Mission Pharmacal (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2015).

10.9
Asset Purchase Agreement dated as of January 9, 2015, between Retrophin, Inc. and Turing Pharmaceuticals AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.10
Asset Purchase Agreement dated as of February 12, 2015, among Retrophin, Inc., Manchester Pharmaceuticals LLC and Turing Pharmaceuticals AG (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.11+
Amendment No. 3 to Sublicense Agreement dated as of February 27, 2015, between Retrophin, Inc. and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.12+
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

10.14+
Amendment Two to the Third Amendment to Trademark License and Supply Agreement, dated November 3, 2017, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2018).

10.15+
Third Amendment to Trademark License and Supply Agreement dated as of March 17, 2016, between Retrophin Inc. and Mission Pharmacal. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2016).

10.16
Fourth Amendment to Trademark License and Supply Agreement dated as of November 28, 2018, between Retrophin Inc. and Mission Pharmacal (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.17+
Asset Purchase Agreement dated as of June 9, 2016 between Retrophin, Inc. and Asklepion Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016).

10.18	Retrophin, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed with the SEC on May 18, 2017).
10.19†
Amendment to Employment Agreement, entered into as of April 11, 2017 and modifies the Employment Agreement dated March 2, 2015, by and between Retrophin, Inc. and Laura M. Clague (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2017).

10.20	Retrophin, Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed with the SEC on May 18, 2017)
10.21
Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.22
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Inducement Grant Outside of 2015 Equity Incentive Plan(incorporated by reference to Exhibit 99.4 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.23
Retrophin, Inc. 2018 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement and Exercise Notice, Form of Restricted Stock Unit Award Agreement for use thereunder. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2018)

10.24†
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

10.27	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)
10.28
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

10.30
Employment Agreement, dated February 6, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and Elizabeth E. Reed (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.31†	2019 Retrophin, Inc. Executive Officer Annual Bonus Plan. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).
10.32†
Retirement Agreement, dated January 4, 2019, by and between the Company and Stephen Aselage (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.33†
Employment Agreement, dated January 4, 2019, by and between the Company and Eric M. Dube (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.34†
Employment Agreement, dated July 26, 2018, by and between the Company and Noah Rosenberg, M.D. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.35†
Separation Agreement, dated April 19, 2019, by and between the Company and Neil McFarlane (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2019).

10.36
Office Lease, effective April 12, 2019, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2019).

10.37†	Non-Employee Director Compensation Program.

21.1	List of subsidiaries of the Company.
23.1	Consent of BDO USA, LLP.
23.2	Consent of Cooley LLP (included in Exhibit 5.1)
24.1	Power of Attorney (see signature page hereto).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Taxonomy Extension Presentation Linkbase Document.
104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL.

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

Date: February 24, 2020	RETROPHIN, INC.

	By:	/s/ Eric M. Dube
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. Dube	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020
Eric M. Dube

/s/ Laura Clague	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2020
Laura Clague

/s/ Stephen Aselage	Director
Stephen Aselage		February 24, 2020

/s/ Roy D. Baynes	Director
Roy D. Baynes		February 24, 2020

/s/ Timothy Coughlin	Director
Timothy Coughlin		February 24, 2020

/s/ Gary Lyons	Director
Gary Lyons		February 24, 2020

/s/ Jeffrey A. Meckler	Director
Jeffrey A. Meckler		February 24, 2020

/s/ John A. Orwin	Director
John A. Orwin		February 24, 2020

/s/ Sandra E. Poole	Director
Sandra E. Poole		February 24, 2020

/s/ Ron Squarer	Director
Ron Squarer		February 24, 2020

RETROPHIN, INC. AND SUBSIDIARIES

Report of independent Registered Public Accounting Firm

Shareholders and Board of Directors
Retrophin, Inc.
San Diego, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Retrophin, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases, and its method of accounting for certain financial instruments with down round features in 2018 due to the adoption of Accounting Standards Update 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Contingent Consideration
As described in Note 8 to the consolidated financial statements, the Company acquired two businesses, related to the Cholbam and Chenodal products, whose purchase price included potential future payments that are contingent on the achievement of certain milestones and percentages of future net sales derived from the products acquired. The Company recorded contingent consideration liabilities at their fair value on the acquisition date and revalues them at the end of each reporting period.
We identified the determination of the contingent consideration liabilities’ fair value as a critical audit matter. The determination of the contingent consideration liabilities’ fair value requires management to make significant judgments including the appropriateness of the valuation model and the reasonableness of estimates and assumptions included in the forecasts of future net sales and the discount rates applied to such forecasts. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Auditing these elements involved especially challenging auditor judgment due to the subjectivity and the nature and extent of audit effort required to address the matter, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of certain controls over the development of the significant assumptions used in the valuation model, including controls over assumptions related to: (i) estimates in the forecasts of future net sales and (ii) discount rates applied to the forecasts.

•
Assessing the reasonableness of certain significant assumptions used in the valuation model, through: (i) reviewing the products’ historical performance, (ii) evaluating the reasonableness of significant assumptions (including revenue projections) against budgets and the current performance of the Company, and (iii) performing sensitivity analyses to test the potential effect of changes in certain assumptions on the valuation.

•
Utilizing professionals with specialized skills and knowledge to assist in evaluating the appropriateness of the valuation models utilized by management and to assess the reasonableness of certain estimates and assumptions used by management to develop the discount rates applied to the net sales forecasts.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2014.
San Diego, California
February 24, 2020

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$62,436	$102,873
Marketable securities	336,088	368,668
Accounts receivable, net	18,048	12,662
Inventory, net	6,082	5,619
Prepaid expenses and other current assets	5,015	4,140
Prepaid taxes	1,395	1,716
Total current assets	429,064	495,678
Property and equipment, net	2,891	3,146
Other assets	14,709	7,709
Investment-equity	—	15,000
Intangible assets, net	157,200	186,691
Goodwill	936	936
Total assets	$604,800	$709,160
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,614	$6,954
Accrued expenses	51,745	49,695
Other current liabilities	8,590	6,165
Business combination-related contingent consideration	8,500	19,350
Convertible debt	—	22,457
Total current liabilities	95,449	104,621
Convertible debt	204,861	195,091
Other noncurrent liabilities	20,894	17,545
Business combination-related contingent consideration, less current portion	62,400	73,650
Total liabilities	383,604	390,907
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 43,088,921 and 41,389,524 issued and outstanding as of December 31, 2019 and 2018, respectively	4	4
Additional paid-in capital	636,910	589,795
Accumulated deficit	(416,444)	(270,017)
Accumulated other comprehensive income (loss)	726	(1,529)
Total stockholders' equity	221,196	318,253
Total liabilities and stockholders' equity	$604,800	$709,160
The accompanying notes are an integral part of these consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Net product sales	$175,338	$164,246	$154,937
Operating expenses:
Cost of goods sold	5,234	5,527	3,605
Research and development	140,963	123,757	78,168
Selling, general and administrative	128,951	103,654	101,333
Change in fair value of contingent consideration	15,051	11,590	19,389
Restructuring	—	(242)	3,608
Legal fee settlement	—	—	2,625
Impairment of L-UDCA IPR&D intangible asset	25,500	—	—
Write off of L-UDCA contingent consideration	(18,000)	—	—
Impairment of long-term investment	15,000	—	—
Total operating expenses	312,699	244,286	208,728
Operating loss	(137,361)	(80,040)	(53,791)
Other Income (expense), net:
Other income (expense), net	(314)	(474)	1,107
Interest income	10,055	5,499	3,234
Interest expense	(18,828)	(9,810)	(4,422)
Loss on extinguishment of debt	—	(17,042)	—
Change in fair value of derivative instruments	—	—	(4,491)
Total other expense, net	(9,087)	(21,827)	(4,572)
Loss before benefit (provision) for income taxes	(146,448)	(101,867)	(58,363)

Income tax benefit (provision)	21	(811)	(1,368)

Net loss	$(146,427)	$(102,678)	$(59,731)

Basic and diluted net loss per common share:	$(3.46)	$(2.54)	$(1.54)
Basic and diluted weighted average common shares outstanding	42,339,961	40,433,171	38,769,816

Comprehensive loss:
Net loss	$(146,427)	$(102,678)	$(59,731)
Foreign currency translation gain (loss)	92	39	(339)
Unrealized gain (loss) on marketable securities	2,163	(553)	(186)
Comprehensive loss	$(144,172)	$(103,192)	$(60,256)
The accompanying notes are an integral part of these consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2016	37,906,669	$4	$421,309	$(490)	$(113,056)	$307,767
Adoption of ASU 2016-16 required de-recognition of intra-company deferred tax assets	—	—	—	—	(4,868)	(4,868)
Share based compensation	—	—	26,645	—	—	26,645
Exercise of warrants and reclassification of derivative liability	607,481	—	14,866	—	—	14,866
Unrealized gain/(loss) on marketable securities	—	—	—	(186)	—	(186)
Foreign currency translation adjustments	—	—	—	(339)	—	(339)
Issuance of common shares under the equity incentive plan and proceeds from exercise.	819,573	—	8,087	—	—	8,087
ESPP stock purchase and expense	40,022	—	893	—	—	893
Net loss	—	—	—	—	(59,731)	(59,731)
BALANCE - DECEMBER 31, 2017	39,373,745	$4	$471,800	$(1,015)	$(177,655)	$293,134
Adoption of ASU 2017-11 - reclassification of derivative liability of warrants with down round provisions	—	—	5,394	—	10,316	15,710
Share based compensation	—	—	19,494	—	—	19,494
Exercise of warrants	1,036,054	—	5,305	—	—	5,305
Unrealized gain/(loss) on marketable securities	—	—	—	(553)	—	(553)
Foreign currency translation adjustments	—	—	—	39	—	39
Issuance of common shares under the equity incentive plan and proceeds from exercise.	892,713	—	10,588	—	—	10,588
ESPP stock purchase and expense	87,012	—	2,269	—	—	2,269
Convertible debt issue	—	—	74,945	—	—	74,945
Net loss	—	—	—	—	(102,678)	(102,678)
BALANCE - DECEMBER 31, 2018	41,389,524	$4	$589,795	$(1,529)	$(270,017)	$318,253
Share based compensation	—	—	20,463	—	—	20,463
Unrealized gain/(loss) on marketable securities	—	—	—	2,163	—	2,163
Foreign currency translation adjustments	—	—	—	92	—	92
Issuance of common shares under the equity incentive plan and proceeds from exercise.	272,730	—	1,618	—	—	1,618
ESPP stock purchase and expense	129,324	—	2,444	—	—	2,444
Convertible debt issue	1,297,343	—	22,590	—	—	22,590
Net loss	—	—	—	—	(146,427)	(146,427)
BALANCE - DECEMBER 31, 2019	43,088,921	$4	$636,910	$726	$(416,444)	$221,196
The accompanying notes are an integral part of these consolidated financial statements

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net loss	$(146,427)	$(102,678)	$(59,731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,408	18,668	17,804
Deferred income tax	—	—	(6,425)
Settlement expense	—	—	2,625
Loss on extinguishment of debt	—	17,042	—
Impairment of intangible assets	25,500	—	—
Loss on allowance for inventory	1,468	2,457	609
Loss on impairment of long-term investment	15,000	—	—
Accretion of notes receivable	—	—	(651)
Accretion of contingent consideration	1,485	1,357	1,723
Amortization of debt discount and deferred financing costs	9,903	3,398	656
Amortization of (discounts) premiums on investments	(788)	382	1,338
Share based compensation	21,105	19,774	26,874
Change in estimated fair value of contingent consideration	(2,948)	11,590	19,389
Payments from change in fair value of contingent consideration	(5,661)	(8,085)	(3,949)
Change in estimated fair value of liability classified warrants	—	—	4,491
Foreign currency transaction gain	112	464	(1,081)
Other operating activities	(51)	(396)	(83)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(5,184)	152	4,945
Inventory	(1,958)	(2,773)	(1,706)
Prepaid expenses and other current assets	(7,931)	(1,358)	(2,702)
Prepaid income taxes	555	1,126	621
Accounts payable	9,255	(2,708)	2,060
Accrued expenses and other current liabilities	7,943	16,630	596
Net cash provided by (used in) operating activities	(58,214)	(24,958)	7,403
Cash Flows from Investing Activities:
Purchase of fixed assets	(195)	(727)	(887)
Purchase of intangible assets	(15,370)	(18,974)	(13,122)
Investment - Equity	—	(15,000)	—
Proceeds from the sale/maturity of marketable securities	259,140	162,755	114,526
Purchase of marketable securities	(223,712)	(331,345)	(102,415)
Proceeds from the maturity of notes receivable	—	—	47,500
Net cash provided by (used in) investing activities	19,863	(203,291)	45,602
Cash Flows from Financing Activities:
Payment of acquisition-related contingent consideration	(3,388)	(9,721)	(4,099)
Payment of other liability	—	(1,000)	(852)
Payment of guaranteed minimum royalty	(2,084)	(2,000)	(2,000)
Proceeds from exercise of warrants	—	5,305	3,645
Proceeds from exercise of stock options	1,618	10,588	8,087
Proceeds from issuance of 2025 convertible senior notes	—	276,000	—
Repurchase of 2019 convertible senior notes including premium	—	(40,203)	—
Payment of debt issuance and financing costs	—	(8,820)	—
Other financing activities	1,777	1,714	664
Net cash provided by (used in) financing activities	(2,077)	231,863	5,445
Effect of exchange rate changes on cash	(9)	(135)	(58)
Net increase (decrease) in cash and cash equivalents	(40,437)	3,479	58,392
Cash and cash equivalents, beginning of year	102,873	99,394	41,002
Cash and cash equivalents, end of year	$62,436	$102,873	$99,394
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,669	$1,880	$2,070
Cash paid for income taxes	$656	$218	$7,172
Non-cash Investing and financing activities:
Reclassification of derivative liability to equity due to exercise of warrants	$—	$—	$11,221
Accrued royalty in excess of minimum payable to the sellers of Thiola	$15,815	$14,572	$13,247
Term extension of current Thiola agreement	$—	$—	$5,885
Adoption of ASU 2017-11 - reclassification of derivative liability of warrants with down round provisions	$—	$15,710	$—

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
Clinical Programs
Sparsentan, also known as RE-021, is an investigational product candidate with a dual mechanism of action, a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A and a potent angiotensin receptor blocker (“ARB”). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:

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

Chenodal® has also been the standard of care for cerebrotendinous xanthomatosis (“CTX”) patients for more than three decades but is not currently labeled for this indication. In January 2020, we randomized the first patients in a Phase 3 clinical trial to evaluate the effects of Chenodal in adult and pediatric patients with CTX. The pivotal study, known as the RESTORE study, is intended to support a new drug application (“NDA”) submission for marketing authorization of Chenodal for CTX in the United States.
Cooperative Research and Development Agreements ("CRADAs"):
The Company is a participant in two CRADAs, which form a multi-stakeholder approach to pool resources with leading experts, and incorporates the patient perspective early in the identification and development process. Retrophin has partnered with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and leading patient advocacy organizations, NGLY1.org and Alagille Syndrome Alliance ("ALGSA"), aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency and Alagille syndrome, respectively. There are no treatment options currently approved for these diseases.
Approved products:

•
Chenodal (chenodiol tablets) is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal has been the standard of care for CTX patients for more than three decades.

•
Cholbam® (cholic acid capsules) is approved in the United States for the treatment of bile acid synthesis disorders due to single enzyme defects and is further indicated for adjunctive treatment of patients with peroxisomal disorders.

•	Thiola® and Thiola EC® (tiopronin tablets) are approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.
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

In August 2019, following a strategic review of the CNSA-001 program in patients with phenylketonuria ("PKU"), the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company impaired the related $15 million long-term investment during the third quarter of 2019.
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
Use of Estimates
In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include revenue recognition, valuing equity securities in share-based payments, estimating expenses of contracted research organizations, estimating fair value of equity instruments recorded as derivative liabilities, estimating the useful lives of depreciable and amortizable assets, goodwill impairment, estimating the fair value of contingent consideration, estimating of valuation allowances and uncertain tax positions, and estimates associated with the assessment of impairment for long-lived assets.
Revenue Recognition
Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASC"), Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer.
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

Vesting Term
Stock Options	3 to 4 years
Restricted Stock Units	1 to 4 years

Earnings (Loss) Per Share
We calculate our basic earnings per share by dividing net income by the weighted average number of shares outstanding during the period. The diluted earnings per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, derivative warrant liability, convertible debt and RSUs, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings per share calculation.
Cash and Cash Equivalents
We consider all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.
Marketable Securities
The Company accounts for marketable securities held as “available-for-sale” in accordance with ASC 320, “Investments Debt and Equity Securities” (“ASC 320”). The Company classifies these investments as current assets and carries them at fair value. Unrealized gains and losses on debt securities are recorded as a separate component of stockholders’ equity as accumulated other comprehensive loss. Realized gains or losses on marketable security transactions are reported in the Consolidated Statements of Operations and Comprehensive Loss. Marketable securities are maintained at one financial institution and are governed by the Company’s investment policy as approved by the Company's Board of Directors.
Trade Receivables, Net
Trade accounts receivable are recorded net of allowances for prompt payment and doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero at both December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, bad debt expense recorded in the Statement of Operations and Comprehensive Loss was approximately $0.1 million, zero and $0.2 million, respectively.
Inventory, Related Reserves and Cost of Goods Sold

Inventory, which is recorded at the lower of cost or net realizable value, includes materials, labor, and other direct and indirect costs and is valued using the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process. The Company does not directly manufacture any product.  The Company has single suppliers for products Chenodal and Thiola, and prospectively arranges for manufacture from contract service providers for its product Cholbam. The inventory reserve was $3.1 million and $1.8 million at December 31, 2019 and 2018, respectively.
Inventory, net of reserve, consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Raw material	$2,713	$2,883
Finished goods	3,369	2,736
Total inventory	$6,082	$5,619

Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.
Segment Information
The Company currently operates in one business segment focused on the development and commercialization of innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate products, other than revenues, and does not have separately reportable segments.
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

Intangible Assets, Net
Our intangible assets consist of licenses and purchased technology. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed periodically for impairment.
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
For the years ended December 31, 2019, 2018 and 2017 there were no impairments to goodwill.

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
During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program, resulting in the write off of the IPR&D intangible asset, see Note 5 for further discussion.
There were no impairments related to intangible assets in the years ended December 31, 2018 and 2017.
Contingent Consideration
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. On a quarterly basis, we revalue these obligations and record increases or decreases from their fair value as an adjustment to the consolidated statement of operations. Changes to contingent consideration obligations can result from changes to discount rates, accretion of the liability due to the passage of time, changes in revenue forecasts and changes in our estimates of the likelihood or timing of achieving commercial revenue milestones.
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
Restructuring
On March 7, 2017, the Company initiated a plan to consolidate its operations to its corporate headquarters in San Diego, California. The Company adjusted employee related separation charges by $0.2 million and $3.6 million in 2018 and 2017 as a result of this consolidation.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. See Note 18 for further discussion.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for the company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company evaluated the adoption of the new standard and it will not have a material effect on its consolidated financial statements and related disclosures.
NOTE 3. REVENUE RECOGNITION
Product Revenue, Net
Product sales for the year ended December 31, 2019 consisted of sales of Bile Acid products (Chenodal and Cholbam) and Tiopronin products (Thiola and Thiola EC). Prior to 2019 product sales consisted of Chenodal, Cholbam and Thiola.
The Company sells its products through direct-to-patient distributors worldwide, with more than 95% of the revenue generated in North America.
Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs upon delivery to the customer. The Company receives payments from its product sales based on terms that generally are within 30 days of delivery of product to the patient.
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
Government Rebates: We calculate the rebates that we will be obligated to provide to government programs and deduct these estimated amounts from our gross product sales at the time the revenues are recognized. Allowances for government rebates and discounts are established based on actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs. Rebate discounts are included in accrued expenses in the accompanying consolidated balance sheets.
Commercial Rebates: We calculate the rebates that we incur due to contracts with certain commercial payors and deduct these amounts from our gross product sales at the time the revenues are recognized. Allowances for commercial rebates are established based on actual payer information, which is reasonably estimated at the time of delivery. Rebate discounts are included in accrued expenses in the accompanying consolidated balance sheets.
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
The following table summarizes net product revenues for the twelve months ended December 31, 2019, 2018 and 2017 (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Tiopronin products	$95,638	$89,176	$82,311
Bile acid products	79,700	75,070	72,626
Total net product revenue	$175,338	$164,246	$154,937

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
In August 2019, following a strategic review of the CNSA-001 program in patients with PKU, the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company impaired the $15 million long-term investment during the third quarter of 2019.
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
NOTE 5.    ACQUISITIONS AND DISPOSITIONS
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
Acquisition and disposition of Liquid Ursodeoxycholic Acid (L-UDCA)
On June 20, 2016, the Company signed a definitive agreement to purchase the rights, titles, licenses and ownership of L-UDCA from Asklepion Pharmaceuticals, LLC ("Asklepion").
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
The purchase included $25.5 million for an intangible asset with a definite life related to product rights in the U.S. The useful life related to the acquired product rights was expected to be approximately 17 years once the NDA was approved by the FDA. Until approval, the asset was considered IPR&D with an indefinite life and was not amortized.
The contingent consideration of $25.0 million (present value) recorded during the period ended June 30, 2016, was related to an agreement to pay an additional cash amount in the form of milestones and sales royalties through 2035.

During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program and wrote off the $25.5 million intangible asset and related contingent consideration liability of $18 million.
NOTE 6.    MARKETABLE SECURITIES
The Company's marketable securities as of December 31, 2019 and 2018 were comprised of available-for-sale marketable debt securities which are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income (loss). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
Marketable securities consist of the following (in thousands):

	As of December 31,
	2019	2018
Marketable Securities:
Commercial paper	$17,152	$59,255
Corporate debt securities	306,436	299,413
Securities of government sponsored entities	12,500	10,000
Total Marketable Securities:	$336,088	$368,668

The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2019 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	Less than 1	$17,136	$16	$—	$17,152
Corporate debt securities	Less than 1	191,770	582	(10)	192,342
Total maturity less than 1 year		208,906	598	(10)	209,494
Corporate debt securities	1 to 2	113,799	351	(56)	114,094
Securities of government-sponsored entities	1 to 2	12,501	—	(1)	12,500
Total maturity 1 to 2 years		126,300	351	(57)	126,594
Total available-for-sale securities		$335,206	$949	$(67)	$336,088

The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2018 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	Less than 1	$59,313	$—	$(58)	$59,255
Corporate debt securities	Less than 1	149,824	—	(604)	149,220
Total maturity less than 1 year		209,137	—	(662)	208,475
Corporate debt securities	1 to 2	150,813	18	(638)	150,193
Securities of government-sponsored entities	1 to 2	9,997	4	(1)	10,000
Total maturity 1 to 2 years		160,810	22	(639)	160,193
Total available-for-sale securities		$369,947	$22	$(1,301)	$368,668

During 2019 and 2018, the Company had no realized gains or losses on marketable securities. The Company received proceeds from the sale or maturity of marketable securities of $259.1 million, $162.8 million and $114.5 million for 2019, 2018 and 2017, respectively.

The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of December 31, 2019 and 2018, the Company believed the cost basis for available-for-sale investments were recoverable in all material respects. For both December 31, 2019 and 2018, any investments in an unrealized loss position for longer than 12 months were immaterial.
NOTE 7.    CONVERTIBLE SENIOR NOTES
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
The composition of the Company’s 2025 Notes are as follows (in thousands):

	December 31, 2019	December 31, 2018
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(65,963)	(74,836)
Unamortized debt issuance costs	(5,176)	(6,073)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$204,861	$195,091

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
As of December 31, 2019, the 2025 Notes had a market price of $775 per $1,000 or $213.9 million principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $276.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2025 Notes for redemption will constitute a “make whole fundamental change.”
The 2025 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to the Company’s unsecured indebtedness.
The 2025 Notes are currently classified on the Company’s consolidated balance sheet at December 31, 2019 as long-term debt.
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
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through December 31, 2019 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Twelve Months Ended December 31,
	2019	2018
Contractual interest expense	$6,900	$2,108
Amortization of debt discount	8,874	2,582
Amortization of debt issuance costs	896	273
Total interest expense for the 2025 Notes	$16,670	$4,963

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
Convertible Senior Notes Due 2019
On May 29, 2014, the Company entered into a Note Purchase Agreement relating to a private placement by the Company of $46 million aggregate principal senior convertible notes due 2019 (the “2019 Notes”) which were convertible into shares of the Company’s common stock at an initial conversion price of $17.41 per share. The conversion price was subject to customary anti-dilution protection. The 2019 Notes bore interest at a rate of 4.5% per annum, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2014. The 2019 Notes had a maturity date of May 30, 2019. The aggregate carrying value of the 2019 Notes on their issuance was $43 million, which was net of the $3 million debt discount.
In September 2018, the Company used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $23.4 million aggregate principal value of the 2019 Notes in privately-negotiated transactions for approximately $40.2 million in cash. The partial repurchase of the 2019 Notes resulted in a $17.0 million loss on early extinguishment of debt.
As of December 31, 2018, the total 2019 Notes, net of unamortized debt discount and debt issuance costs was $22.5 million, consisting of $22.6 million of aggregate principle and $0.1 million of unamortized debt discount and debt issuance costs.

In May 2019, the remaining $22.6 million outstanding principal amount of 2019 Notes was converted by the holders thereof into approximately 1.3 million shares of common stock.
Interest Expense
Total interest expense recognized for the years ended December 31, 2019, 2018 and 2017 was $18.8 million, $9.8 million and $4.4 million, respectively.
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
The Company acquired two businesses, related to the Cholbam and Chenodal products, whose purchase price included potential future payments that are contingent on the achievement of certain milestones and percentages of future net sales derived from the products acquired. The Company recorded contingent consideration liabilities at their fair value on the acquisition date and revalues them at the end of each reporting period. In estimating the fair value of the Company’s contingent consideration, the Company uses a Monte Carlo Simulation. The determination of the contingent consideration liabilities requires significant judgments including the appropriateness of the valuation model and reasonableness of estimates and assumptions included in the forecasts of future net sales and the discount rates applied to such sales. Changes in these estimates and  assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Based on the fair value hierarchy, the Company classified contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, notes receivable, deposits on lease agreements, and accounts payable, due to their short-term nature.
The following table presents the Company’s asset and liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2019 (in thousands):

	As of December, 2019	Fair Value Hierarchy at December 31, 2019
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Cash and Cash Equivalents	$62,436	$62,436	$—	$—
Marketable securities, available-for-sale	336,088	—	336,088	—
Total	$398,524	$62,436	$336,088	$—
Liabilities:
Business combination-related contingent consideration	$70,900	$—	$—	$70,900
Total	$70,900	$—	$—	$70,900

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

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the years ended December 31, 2019 and 2018 (in thousands):

	Contingent Consideration (Level 3)
	2019	2018
Balance at January 1,	$93,000	$90,000
L-UDCA write-off	(18,000)	—
Increase from revaluation of contingent consideration	15,051	11,590
Contractual Payments	(6,696)	(6,373)
Contractual Payments accrued at December 31	(12,253)	(2,171)
Foreign currency impact	(202)	(46)
Balance at December 31,	$70,900	$93,000

NOTE 9.    INTANGIBLE ASSETS
Ligand License Agreement
In 2013, the Company entered into a $2.5 million agreement with Ligand for a worldwide sublicense to develop, manufacture and commercialize a drug technology compound including sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Consolidated Balance Sheet in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through 2019, we have made milestone payments to Ligand of $7.2 million under the terms of the Ligand License Agreement. Should we commercialize sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.
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
In November 2018, the Company amended its agreement with Mission to remove all territorial restrictions on our license. As consideration for the expanded territory the Company paid an up-front fee of $0.3 million and will pay guaranteed minimum royalties equaling the greater of $0.1 million or 20% of our Thiola net sales generated outside of the United States during each calendar year. Upon execution of the amendment, the Company capitalized an additional $1.0 million in intangible assets and recorded a guaranteed minimum liability of $0.7 million related to this amendment.
The present value of guaranteed minimum royalties payable using a discount rate of ranging from approximately 7% to 11% based on the Company’s then borrowing rate is $14.3 million and $15.2 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $12.2 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheet. As of December 31, 2018, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $13.1 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheet. The Company has capitalized $85.8 million related to the Thiola intangible asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payments through 2019 in excess of minimum royalties. In 2019 the Company added $15.8 million to the intangible asset related to the royalties in excess of the minimum.
There are 9.4 years remaining in the term of the license agreement.
Cholbam (Kolbam) Asset Purchase
On March 31, 2015, the Company completed its acquisition from Asklepion of all worldwide rights, titles and ownership of Cholbam, including all related contracts, data assets, intellectual property, regulatory assets and the PRV. The Company capitalized $75.9 million and $7.3 million for the U.S. and international economic interest, respectively.
L-UDCA
On June 20, 2016, the Company signed a definitive agreement to purchase the rights, titles, and ownership of L-UDCA from Asklepion. The purchase included $25.5 million for an intangible asset with a definite life related to product rights for the U.S. The useful life related to the acquired product rights is expected to be approximately 17 years once the NDA is approved by the FDA. During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program, resulting in the write off of the intangible asset of $25.5 million. See Note 5 for further discussion.
Amortizable intangible assets as of December 31, 2019 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Chenodal Product Rights	16	$67,849	$(24,451)	$43,398
Thiola License	15	85,824	(20,417)	65,407
Economic Interest - U.S. revenue Cholbam	10	75,900	(36,071)	39,829
Economic Interest - International revenue Cholbam	10	7,544	(3,585)	3,959
Ligand License	11	7,900	(3,555)	4,345
Manchester Customer Relationships	10	403	(232)	171
Manchester Trade Name	1	175	(175)	—
Internal use software	5	207	(116)	91
Total		$245,802	$(88,602)	$157,200

Amortizable intangible assets as of December 31, 2018 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Chenodal Product Rights	16	$67,849	$(20,213)	$47,636
Thiola License	15	70,009	(14,523)	55,486
Economic Interest - U.S. revenue Cholbam	10	75,900	(28,487)	47,413
Economic Interest - International revenue Cholbam	10	7,700	(2,890)	4,810
Economic Interest - L-UDCA (acquired IPR&D)	Indefinite	25,500	—	25,500
Ligand License	11	7,900	(2,397)	5,503
Manchester Customer Relationships	10	403	(192)	211
Manchester Trade Name	1	175	(175)	—
Internal use software	5	207	(75)	132
Total		$255,643	$(68,952)	$186,691

The following table summarizes amortization expense for the twelve months ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Research and development	$1,158	$976	$327
Selling, general and administrative	18,549	17,052	17,004
Total amortization expense	$19,707	$18,028	$17,331

As of December 31, 2019, amortization expense for the next five years is expected to be as follows (in thousands):

2020	$20,773
2021	20,773
2022	20,739
2023	20,449
2024	19,543
Thereafter	54,923
Total	$157,200

NOTE 10.    ACCRUED EXPENSES
Accrued expenses consist of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Compensation related costs	$14,045	$10,446
Research and development	16,067	16,515
Government rebate reserves	6,584	8,464
Selling, general and administrative	3,552	2,990
Royalty/contingent consideration	7,272	6,805
Miscellaneous accrued expenses	4,225	4,475
Total accrued expenses	$51,745	$49,695

NOTE 11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In August 2017, Martin Shkreli, the Company’s former Chief Executive Officer, was convicted on securities fraud charges. Mr. Shkreli's conviction was subsequently affirmed upon appeal. In connection with the trial and appeal proceedings, the Company advanced a portion of Mr. Shkreli's legal fees, of which $3.8 million was reimbursed by its directors’ and officers’ insurance carriers. Pending the outcome of Mr. Shkreli's appeal, the insurance carriers reserved their rights to assert that certain of the advanced funds pertain to claims excluded from coverage under the relevant insurance policy and are therefore recoverable by the carriers, and therefore the final amount of the reimbursement from the insurance carriers is not currently estimable.
In October 2018, Spring Pharmaceuticals, LLC (Spring) filed a lawsuit against the Company, Martin Shkreli, Mission Pharmacal Company and Alamo Pharma Services, Inc. in the United States District Court for the Eastern District of Pennsylvania alleging that the Company violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of the Thiola® brand drug so that Spring can conduct the bioequivalence testing needed to submit an ANDA to the FDA for approval to market a generic version of the product.  The lawsuit sought injunctive relief and damages. In December 2019, the Court granted the Company's motion to dismiss the lawsuit, but granted Spring permission to amend its complaint. On February 10, 2020, Spring filed an amended complaint. Spring’s amended complaint seeks injunctive relief and damages. The Company intends to vigorously defend against Spring’s claims.
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
Preferred Stock
The Company is currently authorized to issue up to 20,000,000 shares of $0.0001 par value preferred stock, of which 1,000 shares are designated Class "A" Preferred shares. Class A Preferred Shares are not entitled to interest, have certain liquidation preferences, special voting rights and other provisions. No preferred stock has been issued to date.
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
2018 Equity Incentive Plan
On May 9, 2018, the Company's stockholders approved the 2018 Equity Incentive Plan (the "2018 Plan"). The 2018 Plan is intended as the successor to and continuation of the Amended 2015 Plan. Stockholders approved 1.8 million new shares to be issued under the 2018 Plan, in addition to 1.6 million unallocated shares remaining available for issuance under the Amended 2015 Plan that were added to the 2018 Plan. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. On May 9, 2019, the Company’s stockholders approved an amendment to the 2018 Plan that increased the number of authorized shares issuable under the 2018 Plan by 2.0 million shares.
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
As of December 31, 2019, there were approximately 980,000 shares authorized and 723,642 shares reserved for future issuance under the 2017 ESPP.
Stock Options
The fair values of stock option grants during the years ended December 31, 2019, 2018 and 2017 were calculated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the year ended December 31, 2019, 1,360,925 stock options were granted by the Company. The following weighted average assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the specified reporting periods:

	Twelve Months Ended December 31,
	2019	2018	2017
Risk free rate	2.30%	2.80%	2.10%
Expected volatility	68%	68%	70%
Expected life (in years)	6.2	6.2	6.1
Expected dividend yield	—	—	—

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
The following table summarizes our stock option activity and related information for the year ended December 31, 2019:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	7,277,337	$18.55	6.94	$40,650
Granted	1,360,925	19.11	—	—
Forfeited and expired	(1,131,002)	13.73	—	—
Exercised	(135,527)	11.94	—
Outstanding at December 31, 2019	7,371,733	$19.52	6.63	$4,906
The following table summarizes our stock options exercisable at December 31, 2019, 2018 and 2017:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
2018	4,834,781	$16.81	5.98	$35,387
2019	4,936,995	$18.93	5.62	$4,490

The weighted average grant date fair value of options granted was $12.11, $16.21, and $11.77 during the years ended December 31, 2019, 2018 and 2017, respectively. The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock of $14.20, $22.63 and $21.07 as of December 31, 2019, 2018 and 2017, respectively. Unrecognized compensation cost associated with unvested stock options amounts to $26.9 million as of December 31, 2019, which will be expensed over a weighted average remaining vesting period of 2.6 years.

Restricted Stock Units
As of December 31, 2019, there was approximately $11.9 million of unrecognized compensation cost related to restricted stock units ("RSUs") granted.  This amount is expected to be recognized over a weighted average period of 2.6 years.
The following table summarizes our restricted stock unit activity for the year ended December 31, 2019:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2018	400,426	$24.95
Granted	559,815	17.15
Vested	(137,203)	24.43
Forfeited/cancelled	(59,310)	20.97
Unvested December 31, 2019	763,728	$19.64

Performance-based Stock Units
As of December 31, 2019, there was approximately $0.5 million of unrecognized compensation cost related to performance-based stock units ("PSUs") granted.  This amount is expected to be recognized over a weighted average period of 1.0 years.
The following table summarizes our performance-based stock unit activity for the year ended December 31, 2019:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2018	226,750	$21.54
Granted	80,000	21.32
Vested	—	—
Forfeited/cancelled	(73,250)	23.33
Unvested December 31, 2019	233,500	$20.90

Share Based Compensation
Total non-cash stock-based compensation expense consisted of the following for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Twelve Months Ended December 31,
	2019	2018	2017
Selling, general and administrative expenses	$14,195	$13,550	$17,924
Research and development expenses	6,910	6,224	8,950
Total	$21,105	$19,774	$26,874

Exercise of Warrants
During the twelve months ended December 31, 2018 and 2017, the Company issued the following shares of common stock upon the exercise of warrants for cash received by the Company: (in thousands except share amounts)

	Shares Issued	Cash Received	Derivative Liability Reclassified as Equity	Change in Fair Value Expense
2017	607,481	$3,645	$11,221	$3,033
2018	1,036,054	$5,305	n/a	n/a
2019	n/a	n/a	n/a	n/a

As of December 31, 2019, there are no warrants for common shares outstanding. See Note 15 for further discussion.

NOTE 13.    LOSS PER SHARE
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
 Basic and diluted EPS is calculated as follows (net loss amounts are stated in thousands):

	For the year ended December 31,
	2019			2018			2017
	Shares	Net loss	EPS	Shares	Net loss	EPS	Shares	Net Loss	EPS
Basic and dilutive loss per share	42,339,961	$(146,427)	$(3.46)	40,433,171	$(102,678)	$(2.54)	38,769,816	$(59,731)	$(1.54)

For the years ended December 31, 2019, 2018 and 2017, the following shares were excluded because they were anti-dilutive:

	For the year ended December 31,
	2019	2018	2017
Convertible Debt	7,632,414	8,410,932	2,642,160
Restricted Stock	599,298	395,034	157,319
Options	7,644,251	7,210,576	7,080,998
Warrants	—	282,807	1,159,424
Total Anti-Dilutive Shares	15,875,963	16,299,349	11,039,901

NOTE 14.    INCOME TAXES
For financial reporting purposes, net loss before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(129,452)	$(87,573)	$(55,611)
Foreign	(16,996)	(14,294)	(2,752)
Total	$(146,448)	$(101,867)	$(58,363)

The components of the provision (benefit) for income taxes, in the Consolidated Statement of Operations are as follows (in thousands):

	2019	2018	2017
Current
Federal	$(319)	$698	$6,991
State	298	113	802
	(21)	811	7,793
Deferred
Federal	—	—	(7,965)
State	—	—	1,540
	—	—	(6,425)
Total tax provision (benefit)	$(21)	$811	$1,368

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate expressed as a percentage of loss before income taxes:

	2019	2018	2017
Statutory rate - federal	(21.00)%	(21.00)%	(35.00)%
State taxes, net of federal benefit	(4.35)%	(4.44)%	(3.30)%
Change in FV of derivative liability (warrants)	—%	—%	2.82%
Change in federal tax rate	—%	—%	23.29%
Convertible Debt	—%	21.77%	—%
Loss on extinguishment of debt	—%	4.09%	—%
Other permanent differences	0.24%	0.10%	1.04%
Tax credits	(15.17)%	(11.86)%	(5.79)%
Return to provision adjustments and other true-ups	0.44%	1.42%	(3.48)%
Other	2.32%	1.06%	1.25%
Change in valuation allowance	37.50%	9.79%	21.62%
Income tax provision (benefit)	(0.02)%	0.93%	2.45%

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred Tax Assets:
Net operating loss	$27,747	$9,700
Research and development and other tax credits	33,315	14,715
Contingent consideration	18,029	23,459
Other accrued expenses	4,319	3,710
Stock based compensation	19,458	16,761
Charitable Contributions	1,256	—
Other	—	555
	104,124	68,900
Deferred Tax Liabilities:
Intangible assets	(2,749)	(14,288)
Convertible Debt	(16,182)	(18,419)
Tax basis depreciation less than book depreciation	(448)	—
	(19,379)	(32,707)

Net deferred tax assets before valuation allowance	84,745	36,194
Valuation allowance	(84,745)	(36,194)
Total deferred tax assets	$—	$—

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
The Company has recorded a valuation allowance of $84.7 million as of December 31, 2019 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $48.6 million for the year ended December 31, 2019.
At December 31, 2019, the Company had available unused U.S. federal and state net operating loss (“NOL”) carryforwards of $113.6 million and $65.8 million, respectively, all of which are fully offset by a valuation allowance. The state NOL carryforwards will begin to expire in 2022. In addition, at December 31, 2019, the Company had federal orphan drug tax credit carryforwards of $28.5 million that begin to expire in 2037 unless utilized, federal research and development tax credit carryforwards of $3.3 million that begin to expire in 2038 unless utilized and California Competes tax credit carryforwards of $2.0 million that begin to expire in 2022. The Company has international subsidiaries whose operations are not material for the year ended December 31, 2019.
The Company accounts for uncertain tax benefits in accordance with the provisions of ASC 740-10 of the Accounting for Uncertainty in Income Taxes. As of December 31, 2019 the Company had $0.2 million in unrecognized tax benefits.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2019 will change materially within the following 12 months.
A reconciliation of the Company's unrecognized tax benefits for the years 2019 and 2018 is provided in the following table (in thousands):

	2019	2018
Balance as of January 1:	$—	$—
Increase in current period positions	235	—
Decrease in prior period positions	—	—
Increase in prior period positions	—	—
Balance as of December 31:	$235	$—

The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2016 and later.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2019, 2018 and 2017, the Company did not recognize any interest or penalties in its Consolidated Statements of Operations and Comprehensive Loss and there were no accruals recorded for interest or penalties at December 31, 2019 and 2018.
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
The following table presents the Company’s derivative warrant issuances and balances outstanding during the year ended December 31, 2018:

		Weighted Average
	Warrants	Exercise Price	Grant Date Fair Value
Outstanding at December 31, 2017	1,159,424	$7.86	$4.15
Issued	—	—	—
Canceled	554	5.99	3.33
Exercised	1,158,870	7.88	4.15
Outstanding at December 31, 2018	—	—	—

As of December 31, 2019 and 2018, there were no outstanding warrants.
NOTE 16.    RETIREMENT PLAN
The Company has a 401(k) defined contribution savings plan for the benefit of all eligible employees. Employer matching contributions were $1.0 million, $0.9 million, and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 17. PROPERTY AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Computers and equipment	$577	$506
Furniture and fixtures	1,251	1,150
Leasehold improvements	2,654	2,628
Construction-in-progress	249	—
	4,731	4,284
Less: Accumulated depreciation	(1,840)	(1,138)
Total property and equipment, net	$2,891	$3,146

The construction-in-process balance consists of costs related to the Company’s leasehold improvements at its facilities in San Diego, California.
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $0.7 million, $0.6 million and $0.5 million, respectively.
The Company has not capitalized interest related to the property and equipment purchases.
NOTE 18. LEASES
As of January 1, 2019, the Company adopted ASU No. 2016-02, Leases, using a modified retrospective basis method under which prior comparative periods are not restated.
The new standard establishes an ROU model that requires a lessee to record an ROU asset and a lease liability on its balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. In addition, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, ASU No. 2018-11, Targeted Improvements, and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, to clarify and amend the guidance in ASU No. 2016-02. The Company has elected the following as practical expedients from within these ASUs: 1) an entity need not reassess whether any expired or existing contracts are or contain leases; 2) an entity need not reassess the lease classification for any expired or existing leases; and 3) an entity need not reassess initial direct costs for any existing leases.
As of January 1, 2019, the Company had a single operating lease for its office located in San Diego, California. The lease was originally signed in July 2016, and was amended in July 2017 to add office space in adjacent buildings. The term of the original lease is 7 years, 7 months, and is coterminous for all space occurring in July 2024. Under the terms of the lease, the Company will pay base annual rent (subject to an annual fixed percentage increase), plus property taxes and other normal and necessary expenses, such as utilities, repairs, security and maintenance. Certain incentives were included in the lease, including rent abatement and approximately $2.3 million in tenant improvement allowances. The Company has the right to extend the lease for five years.
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
In March 2019, the Company amended the existing office lease to add office space in adjacent buildings. The total additional space is expected to be utilized through August 2020 and has future minimum lease payments of approximately $1.0 million. The Company determined the ROU asset and lease liability were each $0.4 million for the lease space that has commenced and was occupied as of September 30, 2019.
On April 23, 2019, the Company entered into an office lease with an effective date of April 12, 2019 with Kilroy Realty, L.P. (the "Landlord"). The Company expects to use the premises as its new principal corporate offices and plans to consolidate its corporate headquarters into the premises from the current location of multiple suites. Under the terms of the lease, the Company will have the one-time right of first offer on the suites it currently occupies and a general right of first offer to lease additional space from the Landlord in the development. The commencement date of the lease is expected to be October 1, 2020. The initial term of the lease is 7 years, 7 months, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. The aggregate base rent due over the initial term of the lease is approximately $36.5 million. The Company is conducting a tenant build improvement project to ensure that space requirements are met.

Following is a schedule of the future minimum rental commitments for our commenced operating lease reconciled to the lease liability and ROU assets as of December 31, 2019 (in thousands):

December 31, 2019
2020	$2,613
2021	2,486
2022	2,561
2023	2,637
2024	1,584
Thereafter	—
Total undiscounted future minimum payments	11,881
Present value discount	(1,874)
Total lease liability	10,007
Lease incentives	(1,463)
Straight line lease expense in excess of cash payments	(1,549)
Total ROU asset	$6,995

As of December 31, 2019, the ROU asset of $7.0 million was recorded to the Consolidated Balance Sheets as non-current Other Assets.
The current and non-current portions of the lease liability were recorded to the Consolidated Balance Sheets as follows (in thousands):

December 31, 2019
Other current liabilities	$2,613
Other non-current liabilities	7,394
Total lease liabilities	$10,007

For the twelve months ended December 31, 2019, the Company recorded $2.7 million in expense related to operating leases.
Supplemental cash flow information related to leases is as follows (in thousands):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$1,710
Right-of-use assets obtained in exchange for lease obligations:
Operating leases[1]	$11,717
1Includes leases that commenced during the year ended December 31, 2019, as well as balances related to leases in existence as of the date of the adoption of Topic 842.
NOTE 19. SUBSEQUENT EVENTS
Leases
On February 7, 2020, the Company notified its landlord, Kilroy Realty, L.P., of its intention to vacate the premises of its existing office leases. The abandonment of this leased office space coincides with the Company’s expected occupancy of the new office lease space in the adjacent building per the office lease made effective April 12, 2019. The expiration of the existing leases is estimated to occur in the third quarter of 2020, depending on the ability of the current tenant to vacate the new leased premises, through which date, the Company is obligated to pay all base rent, operating expenses and other obligations due under the existing lease. The impending expiration of the existing lease will result in an adjustment to the ROU asset and lease liability in the first quarter of 2020, with acceleration of certain costs through the expiration date, at which time the carrying amounts for the ROU asset and related lease liability will be reduced to zero. The ROU asset and lease liability related to the new office lease will be established when the Company is granted access to the premise and has the ability to direct its use. As such, the ROU asset for the new lease will be established prior to the extinguishment of the ROU asset and lease liability for the existing lease, resulting in an overlap of ROU assets during the interim period between inception of the new lease and the expiration of the old lease.
At-The-Market Equity Offering Program
On February 24, 2020, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM

Shares”). The ATM Shares will be sold pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission.

NOTE 20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected consolidated statements of operations data for each quarter for the fiscal years ended December 31, 2019 and 2018 (unaudited, in thousands, except for per share data):

	Fourth Quarter	Third Quarter		Second Quarter	First Quarter

For the year ended December 31, 2019:
Net product sales	$46,688	$44,373		$44,707	$39,570
Total operating expenses	74,855	78,810	[1]	81,236	77,798	[2]
Operating loss	(28,167)	(34,437)		(36,529)	(38,228)
Total other expense, net	(2,060)	(2,576)		(2,103)	(2,348)
Loss before provision for income taxes	(30,227)	(37,013)		(38,632)	(40,576)
Income tax benefit (provision)	(32)	523		(69)	(401)
Net income (loss)	$(30,259)	$(36,490)		$(38,701)	$(40,977)
Net Loss per common share
Basic and diluted	$(0.70)	$(0.85)		$(0.92)	$(0.99)
For the year ended December 31, 2018:
Net product sales	$43,771	$40,706		$41,337	$38,432
Total operating expenses	48,756	76,289	[3]	62,897	56,344
Operating loss	(4,985)	(35,583)		(21,560)	(17,912)
Total other income (expense), net	(2,470)	(18,518)	[4]	(602)	(237)
Income (loss) before provision for income taxes	(7,455)	(54,101)		(22,162)	(18,149)
Income tax benefit (provision)	—	(415)		(167)	(229)
Net income (loss)	$(7,455)	$(54,516)		$(22,329)	$(18,378)
Net loss per common share
Basic and diluted	$(0.18)	$(1.34)		$(0.56)	$(0.46)

1 In August 2019, following a strategic review of the CNSA-001 program in patients with PKU, the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company impaired the $15 million long-term investment during the third quarter of 2019.

2 During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program, resulting in the removal of the intangible asset of $25.5 million which was originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations.

3 During the third quarter of 2018, the Company's operating expenses increased due to the ramp up in on-going Phase 3 clinical trials for fosmetpantotenate in PKAN and sparsentan in FSGS, and changes in fair value of contingent consideration.

4 In September 2018, the Company executed a partial repurchase of the 2019 Notes that resulted in a $17.0 million loss on early extinguishment of debt. See Note 7 for further discussion.