Form 10-Q
period 2020-03-31
Retrophin, Inc.
filed 2020-05-11
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of May 7, 2020 was 43,155,572.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2020

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 10-K"), and in this Quarterly Report on Form 10-Q. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$67,019	$62,436
Available-for-sale debt securities, at fair value (amortized cost $290,977, allowance for credit losses of $0 as of March 31, 2020; amortized cost $335,206, allowance for credit losses of $0 as of December 31, 2019)	289,441	336,088
Accounts receivable, net	18,085	18,048
Inventory, net	6,593	6,082
Prepaid expenses and other current assets	5,309	5,015
Tax receivable	20,183	1,395
Total current assets	406,630	429,064
Property and equipment, net	2,617	2,891
Other non-current assets	6,803	14,709
Intangible assets, net	156,077	157,200
Goodwill	936	936
Total assets	$573,063	$604,800
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,966	$26,614
Accrued expenses	41,590	51,745
Other current liabilities	8,435	8,590
Business combination-related contingent consideration	8,100	8,500
Total current liabilities	68,091	95,449
2025 Convertible debt	207,412	204,861
Other non-current liabilities	13,312	20,894
Business combination-related contingent consideration, less current portion	58,500	62,400
Total liabilities	347,315	383,604
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 43,153,215 and 43,088,921 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	642,880	636,910
Accumulated deficit	(415,636)	(416,444)
Accumulated other comprehensive income (loss)	(1,500)	726
Total stockholders' equity	225,748	221,196
Total liabilities and stockholders' equity	$573,063	$604,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net product sales	$47,769	$39,570
Operating expenses:
Cost of goods sold	1,370	1,017
Research and development	30,249	33,443
Selling, general and administrative	33,139	32,669
Change in fair value of contingent consideration	(1,922)	3,169
Write off of L-UDCA IPR&D intangible asset	—	25,500
Write off of L-UDCA contingent consideration	—	(18,000)
Total operating expenses	62,836	77,798
Operating loss	(15,067)	(38,228)
Other income (expenses), net:
Other expense, net	(190)	(302)
Interest income	1,976	2,819
Interest expense	(4,887)	(4,865)
Total other expense, net	(3,101)	(2,348)
Loss before income taxes	(18,168)	(40,576)
Income tax benefit (expense)	18,976	(401)
Net income (loss)	$808	$(40,977)

Net income (loss) per common share, basic	$0.02	$(0.99)
Net income (loss) per common share, diluted	0.02	(0.99)
Weighted average common shares outstanding, basic	43,122,897	41,410,314
Weighted average common shares outstanding, diluted	43,592,499	41,410,314
Comprehensive loss:
Net income (loss)	$808	$(40,977)
Foreign currency translation	191	117
Unrealized gain (loss) on marketable securities	(2,417)	1,469
Comprehensive loss	$(1,418)	$(39,391)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$808	$(40,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,656	4,901
Non-cash interest expense	517	350
(Accretion) amortization of discounts/premiums on investments, net	138	(343)
Amortization of debt discount and issuance costs	2,551	2,459
Provision for Inventory	420	189
Share based compensation	5,910	6,271
Change in fair value of contingent consideration	(1,922)	(14,831)
Payments related to change in fair value of contingent consideration	(6,971)	(1,405)
Write off of IPR&D intangible assets	—	25,500
Other	(25)	62
Changes in operating assets and liabilities:
Accounts receivable	(61)	40
Inventory	(958)	(170)
Tax receivable	(18,788)	304
Other current and non-current operating assets	7,666	(9,625)
Accounts payable and accrued expenses	(16,577)	(3,103)
Other current and non-current operating liabilities	(7,519)	9,886
Net cash used in operating activities	(29,155)	(20,492)
Cash Flows From Investing Activities:
Purchase of fixed assets	(208)	(19)
Cash paid for intangible assets	(4,406)	(3,961)
Proceeds from the sale/maturity of marketable securities	49,153	72,990
Purchase of marketable securities	(4,988)	(80,422)
Net cash provided by (used in) investing activities	39,551	(11,412)
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(5,308)	(905)
Payment of guaranteed minimum royalty	(525)	(509)
Proceeds from exercise of stock options	60	304
Net cash used in financing activities	(5,773)	(1,110)
Effect of exchange rate changes on cash	(40)	(21)
Net change in cash and cash equivalents	4,583	(33,035)
Cash and cash equivalents, beginning of year	62,436	102,873
Cash and cash equivalents, end of period	$67,019	$69,838
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2020						Three Months Ended March 31, 2019
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	43,088,921	$4	$636,910	$726	$(416,444)	$221,196	41,389,524	$4	$589,795	$(1,529)	$(270,017)	$318,253
Share based compensation			5,714			5,714			6,370			6,370
Issuance of common shares under the equity incentive plan and proceeds from exercise	64,294		60			60	48,496		304			304
Unrealized gain (loss) on marketable securities				(2,417)		(2,417)				1,469		1,469
Foreign currency translation adjustments				191		191				117		117
ESPP stock purchase and expense			196			196			175			175
Net income (loss)					808	808					(40,977)	(40,977)
Balance - March 31	43,153,215	$4	$642,880	$(1,500)	$(415,636)	$225,748	41,438,020	$4	$596,644	$57	$(310,994)	$285,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  DESCRIPTION OF BUSINESS
Organization and Description of Business
Retrophin, Inc. (“we”, “our”, “us”, “Retrophin” and the “Company”) refers to Retrophin, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. Retrophin is a fully integrated biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious or rare diseases and that we believe offer attractive growth characteristics.
On January 30, 2020, the World Health Organization (“WHO”) declared that the recent novel coronavirus (COVID-19) outbreak was a global health emergency, which prompted national governments to begin putting actions in place to slow the spread of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the fiscal quarter ended March 31, 2020, these governmental actions and the widespread economic disruption arising from the pandemic have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.
Clinical Programs:
Sparsentan, also known as RE-021, is an investigational product candidate with a dual mechanism of action, selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A, and a potent angiotensin receptor blocker (“ARB”). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:

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

Chenodal® has been recognized as the standard of care for cerebrotendinous xanthomatosis (“CTX”) patients for more than three decades but is not currently labeled for this indication. In January 2020, we randomized the first patients in a Phase 3 clinical trial to evaluate the effects of Chenodal in adult and pediatric patients with CTX. The pivotal study, known as the RESTORE study, is intended to support a new drug application (“NDA”) submission for marketing authorization of Chenodal for CTX in the United States.
Cooperative Research and Development Agreements ("CRADAs"):
The Company is a participant in two CRADAs, which form a multi-stakeholder approach to pool resources with leading experts, and incorporates the patient perspective early in the identification and development process. Retrophin has partnered with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and leading patients advocacy organizations, NGLY1.org and Alagille Syndrome Alliance ("ALGSA"), aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency and Alagille syndrome, respectively. There are no treatment options currently approved for these diseases.
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

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2019 10-K filed with the SEC on February 24, 2020. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2019 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
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
Adoption of New Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company's adoption of this standard has had an immaterial impact on our condensed consolidated financial statements, and there was no recorded impact to our opening accumulated deficit balance for the cumulative-effect adjustment. As of March 31, 2020, the Company held $18.1 million in trade receivables and $289.4 million in available-for-sale debt securities. Expected credit losses on our trade receivables are estimated to be immaterial and the Company has zero recorded allowances for expected credit losses on the available-for-sale debt securities held as of March 31, 2020. See Note 16 and Note 4 for further discussion.

NOTE 3. REVENUE RECOGNITION
Product Revenue, Net
Product sales consist of Bile Acid products (Chenodal and Cholbam) and Tiopronin products (Thiola and Thiola EC). The Company sells its products through direct-to-patient distributors worldwide, with more than 95% of the revenue generated in North America.
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
The following table summarizes net product revenues for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Bile acid products	$22,281	$18,390
Tiopronin products	25,488	21,180
Total net product revenue	$47,769	$39,570

NOTE 4. MARKETABLE SECURITIES
The Company's marketable securities as of March 31, 2020 and December 31, 2019 were comprised of available-for-sale marketable securities. These securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), unless an im pairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income (loss). Realized gains and losses and declines in value that are determined to be the result of credit losses, if any, on available-for-sale securities are included in other income or expense. Unrealized losses that are determined to be credit-related are also recorded as an allowance against the amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
During the three months ended March 31, 2020, investment activity for the Company included $49.2 million in maturities and $5.0 million in purchases, all relating to debt based marketable securities.
Marketable securities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Commercial paper	$17,211	$17,152
Corporate debt securities	267,226	306,436
Securities of government sponsored entities	5,004	12,500
Total marketable securities:	$289,441	$336,088

The following is a summary of short-term marketable securities classified as available-for-sale as of March 31, 2020 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$17,210	$11	$(10)	$17,211
Corporate debt securities	Less than 1	186,057	177	(597)	185,637
Total maturity less than 1 year		203,267	188	(607)	202,848
Corporate debt securities	1 to 2	82,710	22	(1,143)	81,589
Securities of government-sponsored entities	1 to 2	5,000	4	—	5,004
Total maturity 1 to 2 years		87,710	26	(1,143)	86,593
Total available-for-sale securities		$290,977	$214	$(1,750)	$289,441
The following is a summary of short-term marketable securities classified as available-for-sale as of December 31, 2019 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$17,136	$16	$—	$17,152
Corporate debt securities	Less than 1	191,770	582	(10)	192,342
Total maturity less than 1 year		208,906	598	(10)	209,494
Corporate debt securities	1 to 2	113,799	351	(56)	114,094
Securities of government-sponsored entities	1 to 2	12,501	—	(1)	12,500
Total maturity 1 to 2 years		126,300	351	(57)	126,594
Total available-for-sale securities		$335,206	$949	$(67)	$336,088

The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale investments declines in fair value below the cost basis each quarter. For any security whose fair value is below its amortized cost basis, the Company first evaluates whether it intends to sell the impaired security, or will otherwise be more likely than not required to sell the security before recovery. If either are true, the amortized cost basis of the security is written down to its fair value at the reporting date. If neither circumstance holds true, the Company assesses whether any portion of the unrealized loss is a result of a credit loss. Any amount deemed to be attributable to credit loss is recognized in the income statement, with the amount of the loss limited to the difference between fair value and amortized cost and recorded as an allowance for credit losses. The portion of the unrealized loss related to factors other than credit losses is recognized in other comprehensive income (loss).
The following is a summary of available-for-sale debt securities in an unrealized loss position with no credit losses reported as of March 31, 2020 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$4,981	$10	$—	$—	$4,981	$10
Corporate debt securities	203,276	1,740	—	—	203,276	1,740
Securities of government-sponsored entities	—	—	—	—	—	—
Total	$208,257	$1,750	$—	$—	$208,257	$1,750
The following is a summary of available-for-sale debt securities in an unrealized loss position with no credit losses reported as of December 31, 2019 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate debt securities	74,151	64	7,509	2	81,660	66
Securities of government-sponsored entities	5,000	1	—	—	5,000	1
Total	$79,151	$65	$7,509	$2	$86,660	$67

As of March 31, 2020 and December 31, 2019, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company believes the unrealized losses incurred during the period are related to economic circumstances surrounding the COVID-19 pandemic, reflecting current liquidity issues as opposed to credit-related factors. The credit ratings of the securities held remain of the highest quality, and while certain securities in the portfolio may be downgraded momentarily, the Federal Reserve has allowed institutions to continue to issue debt where there is need, with the government itself purchasing such securities. Changes to leverage requirements for banks and other government relief efforts have helped to improve liquidity in the market. While securities issued by institutions in certain industries may be impacted more significantly than others, our investment holdings are primarily with institutions that are less impacted by the pandemic. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Uncertainty surrounding the COVID-19 pandemic, as well as other factors unknown to us at this time, may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

NOTE 5. FUTURE ACQUISITION RIGHT AND JOINT DEVELOPMENT AGREEMENT
Censa Pharmaceuticals Inc.
In December 2017, the Company entered into a Future Acquisition Right and Joint Development Agreement (the “Option Agreement”) with Censa, which became effective in January 2018. The Company made an upfront payment of $10.0 million, agreed to fund certain development activities of Censa’s CNSA-001 program which were approximately $19.9 million through proof of concept, and paid $5.0 million related to a development milestone for the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger. The Company capitalized the upfront and milestone payments and expensed the development funding as incurred. The Company treated the upfront payment and milestone payments as an equity investment and expensed the development funding as incurred. The Company treated the upfront payment and milestone payment, both of which were consideration for the Option, as a cost-method investment with a carrying value of $15.0 million.
The Company determined that Censa was a variable interest entity ("VIE"), and concluded that the Company was not the primary beneficiary of the VIE. As such, the Company did not consolidate Censa’s results into its consolidated financial statements.
In August 2019, following a strategic review of the CNSA-001 program in patients with phenylketonuria (PKU), the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and discontinue its joint development program for CNSA-001. The Company wrote off the $15.0 million long term investment.

NOTE 6.  LEASES
As of March 31, 2020, the Company had two operating leases with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California. The Company currently occupies the office space subject to the first lease, originally signed in July 2016 and later amended in July 2017 and March 2019. In April 2019, the Company entered into a second office lease with the Landlord for approximately 77,000 square feet of an adjacent building located at 3611 Valley Centre Drive, San Diego, California. The Company plans to consolidate its corporate headquarters into the new lease space in early 2021. As a condition of the new lease, the Company has been granted an existing premises continuation option to continue leasing all or a portion of the currently occupied office space, in addition to the new lease space.

On February 7, 2020, the Company elected to forgo this continuation option by notifying the Landlord of its intention to vacate the premises of its existing lease. The abandonment of this leased office space, which was originally scheduled to expire in July 2024, coincides with the Company’s expected occupancy of the new office lease space in the adjacent building per the office lease effective April 2019. The Company estimates that it will vacate the existing leases in the first quarter of 2021, through which time the Company is obligated to pay all base rent, operating expenses and other obligations due under the existing lease.
Coinciding with the notice delivered to the Landlord, the Company recorded an adjustment to the ROU asset and lease liability in February 2020 to reflect the impending expiration of the existing lease. The remeasurement of the lease liability, which utilized a discount rate equal to our borrowing rate of 7.7%, resulted in a $7.0 million adjustment to the lease liability and ROU asset. The remeasured straight-line expense will be amortized over the revised lease term along with acceleration of related lease incentives.
The ROU asset and lease liability related to the new office lease will be established when the Company is granted access to the premises and has the ability to direct its use, which is expected to occur in phases during the second half of 2020 as certain spaces become available, the timing of which may be impacted due to circumstances surrounding the COVID-19 pandemic. As such, the ROU asset for the new lease will be established prior to the extinguishment of the ROU asset and lease liability for the existing lease, resulting in an overlap of ROU assets during the interim period between inception of the new lease and the expiration of the old lease.
The initial term of the new lease is 7 years, 7 months, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. The aggregate base rent due over the initial term of the lease is approximately $36.5 million.

Following is a schedule of the future minimum rental commitments for our operating lease reconciled to the lease liability and ROU assets as of March 31, 2020 (in thousands):

March 31, 2020
2020	$1,936
2021	622
2022	—
2023	—
2024	—
Thereafter	—
Total undiscounted future minimum payments	2,558
Present value discount	(100)
Total lease liability	2,458
Lease incentives	(1,144)
Cash payments in excess of straight-line lease expense	(1,314)
Total ROU asset	$—

As of March 31, 2020, the ROU asset recorded to the Condensed Consolidated Balance Sheets as non-current Other Assets, was reduced to zero.

As of March 31, 2020, the current and non-current portions of the lease liability were recorded to the Condensed Consolidated Balance Sheets as follows (in thousands):

March 31, 2020
Other current liabilities	$2,458
Other non-current liabilities	—
Total lease liabilities	$2,458

For the three months ended March 31, 2020 and 2019, the Company recorded $0.4 million and $0.7 million, respectively, in expense related to operating leases.

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
The Company acquired two businesses, related to the Cholbam and Chenodal products, whose purchase price included potential future payments that are contingent on the achievement of certain milestones and percentages of future net sales derived from the products acquired. The Company recorded contingent consideration liabilities at their fair value on the acquisition date and revalues them at the end of each reporting period. In estimating the fair value of the Company’s contingent consideration, the Company uses a Monte Carlo Simulation. The determination of the contingent consideration liabilities requires significant judgements including the appropriateness of the valuation model and reasonableness of estimates and assumptions included in the forecasts of future net sales and the discount rates applied to such forecasts. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities. Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of March 31, 2020, the estimated fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $195.6 million, considering factors such as market conditions, prepayment and make-whole provisions, variability in pricing from multiple lenders and the term of the debt.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2020 (in thousands):

	As of March 31, 2020
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$67,019	$67,019	$—	$—
Marketable securities, available-for-sale	289,441	—	289,441	—
Total	$356,460	$67,019	$289,441	$—
Liabilities:
Business combination-related contingent consideration	$66,600	$—	$—	$66,600
Total	$66,600	$—	$—	$66,600
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2019 (in thousands):

	As of December 31, 2019
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$62,436	$62,436	$—	$—
Marketable securities, available-for-sale	336,088	—	336,088	—
Total	$398,524	$62,436	$336,088	$—
Liabilities:
Business combination-related contingent consideration	70,900	—	—	70,900
Total	$70,900	$—	$—	$70,900

The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the three months ended March 31, 2020 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2020	$70,900
Changes in the fair value of contingent consideration	(1,922)
Contractual payments included in accrued liabilities at March 31, 2020	(2,278)
Foreign currency impact	(100)
Balance at March 31, 2020	$66,600

The key assumptions included in the calculations for contingent consideration were the future number of patients in treatment, projected revenues, discount rate, and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments.
During the three months ended March 31, 2020, the Company recognized $(1.9) million as a reduction in operating expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. For the three months ended March 31, 2020, $1.9 million of the charges were related to the change in contingent consideration liabilities for bile acid products. The value decreased due to the timing of future payments and projected revenues.
During the three months ended March 31, 2019, the Company incurred charges of $3.2 million in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. For the three months ended March 31, 2019, $3.2 million of the charges were related to the increase in contingent consideration liabilities for bile acid products. The value increased due to passage of time. During the first quarter of 2019, the Company made a portfolio decision not to pursue further development of its product candidate L-UDCA. The related contingent consideration of $18.0 million was accordingly fully written off.

NOTE 8. INTANGIBLE ASSETS
As of March 31, 2020, the net book value of amortizable intangible assets was approximately $156.1 million.
The following table sets forth amortizable intangible assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Finite-lived intangible assets	$249,783	$245,802
Less: accumulated amortization	(93,706)	(88,602)
Net carrying value	$156,077	$157,200

The following table summarizes amortization expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$289	$286
Selling, general and administrative	4,885	4,445
Total amortization expense	$5,174	$4,731

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

The composition of the Company’s 2025 Notes are as follows (in thousands):

	March 31, 2020	December 31, 2019
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(63,636)	(65,963)
Unamortized debt issuance costs	(4,952)	(5,176)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$207,412	$204,861

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
The 2025 Notes are classified on the Company’s Condensed Consolidated Balance Sheets at March 31, 2020 as long-term debt.
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
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through March 31, 2020 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$1,725	$1,725
Amortization of debt discount	2,326	2,155
Amortization of debt issuance costs	224	224
Total interest expense for the 2025 Notes	$4,275	$4,104

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

NOTE 10. ACCRUED EXPENSES
Accrued expenses at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Government rebates payable	$7,945	$6,584
Compensation related costs	7,830	14,045
Accrued royalties and contingent consideration	7,199	7,272
Research and development	12,481	16,067
Selling, general and administrative	4,363	3,552
Miscellaneous accrued	1,772	4,225
Total accrued expenses	$41,590	$51,745

NOTE 11.  INCOME (LOSS) PER COMMON SHARE
Basic and diluted net income (loss) per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, warrants, and shares issuable upon conversion of the 2025 Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Basic and diluted net income (loss) per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended March 31,
	2020			2019
	Shares	Net Income	EPS	Shares	Net Loss	EPS
Basic income (loss) per share	43,122,897	$808	$0.02	41,410,314	$(40,977)	$(0.99)
ESPP	16,636	$—		—	$—
Restricted Stock	75,044	$—		—	$—
Stock Options	377,922	$—		—	$—
Diluted income (loss) per share	43,592,499	$808	$0.02	41,410,314	$(40,977)	$(0.99)

The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Restricted stock units	945,987	549,351
Convertible debt	7,113,402	8,410,932
Options	6,748,175	7,654,021
Total anti-dilutive shares	14,807,564	16,614,304

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
In October 2018, Spring Pharmaceuticals, LLC (Spring) filed a lawsuit against the Company, Martin Shkreli, Mission Pharmacal Company and Alamo Pharma Services, Inc. in the United States District Court for the Eastern District of Pennsylvania alleging that the Company violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of the Thiola® brand drug so that Spring can conduct the bioequivalence testing needed to submit an ANDA to the FDA for approval to market a generic version of the product. The lawsuit sought injunctive relief and damages. In December 2019, the Court granted the Company's motion to dismiss the lawsuit, but granted Spring permission to amend its complaint. On February 10, 2020, Spring filed an amended complaint. Spring's amended complaint sought injunctive relief and damages. On April 1, 2020, the Company filed a motion to dismiss the amended complaint. On April 22, 2020, Spring filed a notice of voluntary dismissal, without prejudice. No amounts have been accrued related to this matter and the outcome cannot be determined.
The Company is not aware of any other proceedings or claims that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 13.  SHARE BASED COMPENSATION
Restricted Shares
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the three months ended March 31, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2019	763,728	$19.64
Granted	585,188	15.51
Vested	(26,044)	21.95
Forfeited/canceled	(42,089)	18.67
Unvested March 31, 2020	1,280,783	$17.74

At March 31, 2020, unamortized stock compensation for service based restricted stock units was $18.6 million, with a weighted-average recognition period of 2.9 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the three months ended March 31, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2019	233,500	$20.90
Granted	150,000	15.46
Vested	(33,250)	25.75
Forfeited/canceled	—	—
Unvested March 31, 2020	350,250	$18.11

At March 31, 2020, unamortized stock compensation for performance based restricted stock units was $2.5 million, with a weighted-average recognition period of 1.1 years.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2020:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	7,371,733	$19.52	6.63	$4,906
Granted	1,259,625
Exercised	(5,000)
Forfeited/canceled	(107,415)
Outstanding at March 31, 2020	8,518,943	$18.93	6.78	$5,504

At March 31, 2020, unamortized stock compensation for stock options was $34.1 million, with a weighted-average recognition period of 2.9 years years.
At March 31, 2020, outstanding options to purchase 5.2 million shares of common stock were exercisable with a weighted-average exercise price per share of $19.11.

Share Based Compensation
The following table sets forth total share-based compensation for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$2,126	$1,670
Selling, general & administrative	3,784	4,850
Total	$5,910	$6,520

NOTE 14.  INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryforwards generated in taxable years beginning after December 31, 2017, to offset 100% of taxable income for taxable years beginning before January 1, 2021, and 80% of taxable income in taxable years beginning after December 31, 2020. In addition, the CARES Act allows net operating losses incurred in taxable years beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has recorded an discrete income tax benefit of $19.0 million related to this legislation during the three months ended March 31, 2020. We continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows.

NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$3,085	$2,713
Finished goods	3,508	3,369
Total inventory	$6,593	$6,082

The inventory reserve was $3.2 million and $3.1 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $18.1 million and $18.0 million at March 31, 2020 and December 31, 2019, respectively. The total reserves for both periods were immaterial.
The Company's adoption of ASU No. 2016-13, Financial Instruments - Credit Losses, included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

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

NOTE: 18. AT-THE-MARKET EQUITY OFFERING PROGRAM
On February 24, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The ATM Shares will be sold pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. Through the period ended March 31, 2020, the Company has sold zero shares under the ATM program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on February 24, 2020. Past operating results are not necessarily indicative of results that may occur in future periods. In addition, see the discussion under the heading “Forward-Looking Statements” immediately preceding the consolidated financial statements included under Part I of this Quarterly Report on Form 10-Q.

Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare diseases.
Uncertainty Related to the COVID-19 Pandemic
In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the quarter ended March 31, 2020, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. Our labor force is currently working remotely, which could, among other things, negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations, and we are aware that other businesses with which we engage are likely operating under similar restrictions and experiencing disruptions in their own operations, which may create obstacles in the coordination of business activities. Circumstances arising from the pandemic have slowed and could continue to slow the pace of enrollment in our clinical trials or otherwise hinder patient’s abilities to comply with the clinical trial protocols and could ultimately delay the availability of results and analysis of outcomes. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new patient identification and increased requests for patient assistance due to increased levels of unemployment, either of which would negatively impact our revenues and hinder our cash flows. Similarly, we could face challenges with regard to healthcare programs, including access and changes in coverage. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We currently have $67.0 million in cash and cash equivalents and $289.4 million in available-for-sale securities as of March 31, 2020, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the anticipated near-term consequences of the pandemic, although liquidity constraints and access to capital markets could warrant changes to our investment strategy. While we have not yet experienced a material impact to date, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

Our Product Candidates and Approved Products
*Chenodal is indicated for the treatment of patients suffering from gallstones and is also in Phase 3 for treatment of cerebrotendinous xanthomatosis ("CTX").

Product Candidate Development Activities:
Sparsentan
Sparsentan, also known as RE-021, is an investigational product candidate with a dual mechanism of action, a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A and a potent angiotensin receptor blocker (“ARB”). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:

•
Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are currently no United States Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and off-label treatments are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. Sparsentan has orphan drug designation in the United States and European Union. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX Study of sparsentan in FSGS. The Company continues to enroll patients with FSGS in the pivotal Phase 3 DUPLEX Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled, clinical trial evaluating the safety and efficacy of sparsentan in approximately 300 patients. The DUPLEX Study protocol provides for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40 percent reduction in Up/C from baseline, at week 36. While the confirmatory endpoint of the study is the change in slope of estimated glomerular filtration rate (eGFR) after 108 weeks of treatment, successful achievement of the interim 36-week proteinuria endpoint is expected to serve as the basis for submission of a New Drug Application ("NDA") under the Subpart H accelerated approval pathway in the U.S. and Conditional Marketing Authorization ("CMA") consideration in Europe. Top-line data from the interim analysis are expected to become available in the first quarter of 2021, which timelines may need to be adjusted as a result of the COVID-19 pandemic once the impact of the pandemic is better known.

•
Immunoglobulin A nephropathy ("IgAN") is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system ("RAAS") blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled pivotal Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in patients with IgAN, and the study continues to enroll. The primary efficacy endpoint in the PROTECT Study is the change in proteinuria (urine protein-to-creatinine ratio) from baseline after 36 weeks of treatment. Successful achievement of this endpoint in the first approximately 280 patients is expected to support the submission of an NDA under the Subpart H accelerated approval pathway in the U.S., as well as an application for CMA consideration in Europe. The confirmatory endpoint in the PROTECT Study is the rate of change in eGFR over the 110-week period following the initiation of randomized treatment, and additional secondary endpoints include the rate of change in eGFR over the 58-week period following the initiation of randomized treatment, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment. Top-line data from the primary endpoint are expected to become available in the first half of 2022, which timelines may need to be adjusted as a result of the COVID-19 pandemic once the impact of the pandemic is better known. We have recently increased the sample size for the confirmatory portion of the study from 280 patients to 380 patients, while maintaining the sample size for the primary endpoint at 280 patients.
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
Cooperative Research and Development Agreements ("CRADAs"):
We are a participant in two CRADAs, which form a multi-stakeholder approach to pool resources with leading experts, and incorporates the patient perspective early in the identification and development process. We have partnered with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and leading patients advocacy organizations, NGLY1.org and Alagille Syndrome Alliance ("ALGSA"), aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency and Alagille syndrome, respectively. There are no treatment options currently approved for these diseases.
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
Thiola® and Thiola EC® (tiopronin)
Thiola and Thiola EC are approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. The resulting long-term damage can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. The prevalence of cystinuria in the United States is estimated t

o be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the United States that would be candidates for Thiola.
In June 2019, we announced that the FDA approved 100 mg and 300 mg tablets of Thiola EC, a new enteric-coated formulation of Thiola. Thiola EC became available to patients in July 2019.
Results of Operations
Results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net product revenues by product:
Bile acid products	$22,281	$18,390	$3,891
Tiopronin products	25,488	21,180	4,308
Total net product revenues	$47,769	$39,570	$8,199
The sales increase for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to increased patient counts, as well as the normal fluctuations in timing of new patient starts and prescription refills.
Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Cost of goods sold	$1,370	$1,017	$353
Research and development	30,249	33,443	(3,194)
Selling, general and administrative	33,139	32,669	470
Change in fair value of contingent consideration	(1,922)	3,169	(5,091)
Write off of L-UDCA IPR&D intangible asset	—	25,500	(25,500)
Write off of L-UDCA contingent consideration	—	(18,000)	18,000
	$62,836	$77,798	$(14,962)
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
For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, our research and development expenses decreased by $3.2 million, which is primarily due to the discontinuation of the fosmetpantotenate program in PKAN.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share-based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, our selling, general and administrative expenses remained relatively flat with an increase of $0.5 million.
Change in the valuation of contingent consideration
For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, the change in fair value of contingent consideration is due to the timing of future payments and changes in projected revenues.
During the first quarter of 2019, we elected to discontinue development of the L-UDCA program, resulting in the removal of the intangible asset of $25.5 million, which was originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations in 2019.

Other Income (Expenses):
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Other income (expense), net	$(190)	$(302)	$112
Interest income	1,976	2,819	(843)
Interest expense	(4,887)	(4,865)	(22)
	$(3,101)	$(2,348)	$(753)
The change in our other income (expenses) for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 of $0.8 million is primarily due to lower balances in investments in marketable securities.
Income Tax Benefit (Provision):
For the three months ended March 31, 2020, we recognized an income tax benefit of $19.0 million, primarily related to provisions of the CARES Act concerning net operating loss carrybacks. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
At March 31, 2020, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three months ended March 31, 2020.

Liquidity and Capital Resources
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations beyond the next 12 months. Management believes that our operating results will vary from quarter to quarter and year to year depending upon various factors including revenues, general and administrative expenses, and research and development expenses.
We had the following balances at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Cash & Cash Equivalents	$67,019	$62,436
Marketable securities	289,441	336,088
Accumulated Deficit	(415,636)	(416,444)
Stockholders' Equity	225,748	221,196
Net Working Capital*	$338,539	$333,615
Net Working Capital Ratio**	5.97	4.50
* Current assets less current liabilities.
**Current assets divided by current liabilities.
Convertible Notes Payable
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of ours and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.
The composition of our 2025 Notes are as follows (in thousands):

	March 31, 2020	December 31, 2019
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(63,636)	(65,963)
Unamortized debt issuance costs	(4,952)	(5,176)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$207,412	$204,861

The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses payable by us. A portion of the net proceeds from the 2025 Notes were used by us to repurchase $23.4 million aggregate principal amount of our then-outstanding 4.50% Senior Convertible Notes due 2019 ("2019 Notes") in privately-negotiated transactions.
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
Cash Flows from Operating Activities
Cash used in operating activities was $29.2 million for the three months ended March 31, 2020 compared to cash used of $20.5 million for the three months ended March 31, 2019. The increase in cash used is attributable to changes in working capital.
Cash Flows from Investing Activities
Cash provided by investing activities for the three months ended March 31, 2020 was $39.6 million, compared to cash used of $11.4 million for the three months ended March 31, 2019.  The change was due to timing differences associated with the purchases, sales and maturities of our available-for-sale investments.
Cash Flows from Financing Activities
Cash used by financing activities for the three months ended March 31, 2020 was $5.8 million compared to cash used of $1.1 million for the three months ended March 31, 2019. The increase in cash used was due to payment of a sales milestone for Cholbam achieved in 2019.
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for at least the next 12 months. This belief is based on many factors, some of which are beyond our control. Factors that may affect financing requirements include, but are not limited to:

•	increases or decreases in revenue from our marketed products, including decreases in revenue resulting from the COVID-19 pandemic;

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities, including any delays resulting from the COVID-19 pandemic;

•	the timing of, and costs involved in, seeking and obtaining marketing approvals for our products, and in maintaining quality systems standards for our products;

•	debt service obligations on the 2025 Notes;

•	our ability to manufacture sufficient quantities of our products to meet expected demand;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, litigation costs and the results of litigation;

•	our ability to enter into collaboration, licensing or distribution arrangements and the terms and timing of these arrangements;

•	the potential need to expand our business, resulting in additional payroll and other overhead expenses;

•	the potential in-licensing of other products or technologies; and

•	the emergence of competing technologies or other adverse market or technological developments.
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
Off Balance Sheet Arrangements
None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash and marketable securities primarily in United States government backed securities, asset-backed securities, and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short and long-term maturities, not exceeding two years. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 10% adverse move in interest rates along the entire interest rate yield curve would decrease our available-for-sale marketable securities as of March 31, 2020 by approximately $14.0 million if the Company were to sell the securities.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Condensed Consolidated Financial Statements--Note 12 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
The following risk factors do not reflect any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
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
These risks and uncertainties impact all of our clinical programs that we pursue and have been amplified by the recent COVID-19 pandemic, as described below. We will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, and in the case of foreign commercialization, to the applicable foreign regulatory authorities, in well-designed and conducted clinical trials, that our product candidates are safe and effective and otherwise meet the appropriate standards required for approval for a particular indication.
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
We are developing in Phase 3 clinical trials sparsentan to treat FSGS and IgAN, each of which is a rare disease. Given that these development candidates are still undergoing required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or foreign regulatory agencies. In addition, as other companies and researchers may be concurrently developing therapies for the same or similar indications that we are focused on, we could face competition for a limited number of patients, investigators and clinical trial sites willing to participate in clinical trials. Our inability to enroll and maintain a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
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
Also, although we have reached agreement with the FDA regarding the initiation of the PROTECT Study and the trial began in December 2018, we continue to have regulatory interactions regarding certain details of the study. For example, in conjunction with ongoing FDA dialogue, in May 2020 we adopted a measurement of the rate of change in eGFR over the 110-week period following the initiation of randomized treatment as the confirmatory endpoint of the study, and increased the total sample size from 280 patients to 380 while maintaining the sample size for the primary endpoint at 280 patients. There can be no assurance that the study will proceed as planned and there can be no guarantee that the data generated from the study will be sufficient to serve as the basis for an NDA filing, including an NDA under Subpart H for accelerated approval or support Conditional Marketing Authorization in the EU. Furthermore, even if sparsentan is granted accelerated approval for IgAN, there can be no assurance that the post-marketing confirmatory data will support full approval of sparsentan as a treatment for IgAN.
In addition, because both the DUPLEX Study and PROTECT Study are evaluating the same compound for the treatment of chronic kidney diseases and utilizing similar endpoints, the risk of success or failure for the two studies may, depending on the outcomes of the studies, end up being correlated.
* An extended delay in the rate of enrollment in our ongoing  DUPLEX or PROTECT Studies, as a result of the COVID-19 pandemic or otherwise, may delay our timelines for un-blinding and announcing top line results from the interim endpoints, and could delay our planned NDA filings under the Subpart H approval pathways.
In both our DUPLEX and PROTECT studies, we plan to unblind the 36 week proteinuria endpoint data from the initial 190 patients and 280 patients, respectively, and if supported by the totality of the data for each study, submit an NDA under Subpart H for accelerated approval and file for Conditional Marketing Authorization in the EU for sparsentan for the treatment of FSGS and IgAN, respectively.  We currently intend to either substantially or fully enroll each of the studies before unblinding and announcing top-line results from the proteinuria analysis from each such study, so as to reduce the risk of bias in the conduct of the ongoing study or jeopardizing completion of enrollment. If the rate of enrollment is slower than we had anticipated, due to the COVID-19 pandemic or otherwise, our current timelines for unblinding and announcing top-line results from the studies could be delayed. In addition, we have recently increased the sample size for the confirmatory portion of the PROTECT Study from 280 patients to 380 patients, which will increase the number of patients to be enrolled in the PROTECT Study in accordance with the above sequencing of events and could further exacerbate any such delays. Separately, the protocol for the DUPLEX Study calls for an unblinded sample size re-assessment for the confirmatory portion of the study to be conducted by an independent data monitoring committee at a pre-specified juncture in the study based on protocol specified criteria. If the sample size for the confirmatory portion of the DUPLEX study were to be increased, this occurrence, in conjunction with timeline impacts an extended COVID-19 pandemic could have on the study, may further exacerbate any delay in the timeline for unblinding the interim data.  Any such delays would also push back our planned NDA submission timelines for the particular study.
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
* The independent clinical investigators and contract research organizations that we rely upon to conduct our clinical trials may not be diligent, careful or timely, and may make mistakes, in the conduct of our trials.
We depend on independent clinical investigators and contract research organizations (“CROs”) to conduct our clinical trials under agreements with us. The CROs play a significant role in the conduct of our clinical trials. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. The independent clinical investigators are not our employees and we cannot control the timing or amount of resources they devote to our studies. If their performance is substandard, it could delay or prevent approval of our FDA applications. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs allocate their resources to assist our competitors at our expense, it could harm our competitive position. In response to the COVID-19 pandemic, we have engaged or intend to engage providers of home health and remote monitoring services to assist with the ongoing conduct of our clinical trials in an effort to mitigate disruption caused by COVID-19 related issues. The introduction of new third parties into our ongoing clinical trials increases the risks associated with our dependence on third parties, including the risk that substandard performance by, or competing interests of, such third parties could have a negative impact on our clinical trials. Furthermore, there is no guarantee that the utilization of such home health providers or remote monitoring services will be successful in mitigating disruptions to our clinical trials caused by the COVID-19 pandemic.
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
We are currently in the process of responding to a civil investigative demand from the FTC related to the marketing, sale, distribution and pricing of our products, including Thiola.  At this time, the FTC has not initiated any claim or proceeding against us relating to these matters.
We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives, litigation or investigation. However, it is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. We have provided and are in the process of providing samples to certain generic manufacturers.
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

* Changes in reimbursement practices of third-party payers, or patients' access to insurance coverage, could affect the demand for our products and/or the prices at which they are sold.
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
In addition, patients’ access to employer sponsored insurance coverage may be negatively impacted by the COVID-19 pandemic or other economic factors that result in increased rates of unemployment. To the extent patients taking our approved therapies become unemployed and experience a reduction to, or increased costs associated with, their insurance coverage, demand for our products could decline, which could have a material adverse effect on our sales and profitability, either as a result of decreased sales of our products and/or increased provision by us of free product to uninsured or commercially insured patients. The extent and duration of this potential impact on our business is currently unknown.
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
We will need to continue to expend significant time and resources to train our sales forces to be credible, persuasive and compliant in discussing our products with the specialists treating the patients indicated under the product’s label. In addition, if we are unable to effectively train our sales force and equip them with effective marketing materials our ability to successfully commercialize our products could be diminished, which would have a material adverse effect on our business, results of operations and financial condition
Risks Related to our Products and Product Candidates
Our products may not achieve or maintain expected levels of market acceptance or commercial success.
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
Our product candidate sparsentan is covered by U.S. Patent No. 6,638,937, which expired in 2019 and to which we have an exclusive license. In addition, U.S. Patent No. 9,662,312, to which we also have an exclusive license and which was granted on May 30, 2017 and expires in 2030, covers the use of sparsentan for treating glomerulosclerosis, including FSGS. And U.S. Patent No. 9,993,461, to which we also have an exclusive license and which was granted on June 12, 2018 and expires in 2030, covers the use of sparsentan for treating IgA nephropathy as well as glomerulosclerosis, including FSGS.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. There remain judicial, Congressional, and political challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the "Tax Act"), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package eliminated, effective January 1,2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amended the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the Centers for Medicare & Medicaid Services ("CMS") published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine the risk adjustment. On April 27, 2020, the United States Supreme Court reversed a federal circuit court decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Ci

rcuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has alloted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration’s budget proposals for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. The final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these existing measures, and other potential proposals, may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly p assing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
It is also possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the PPACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.
* We face potential product liability exposure far in excess of our limited insurance coverage.
The use of any of our potential products in clinical trials, and the sale of any approved products, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10 million per occurrence and $25 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.
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
Risks Related to Our Business
* The COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition.
In March 2020, the WHO declared the COVID-19 outbreak a pandemic, which continues to spread throughout the world. The COVID-19 pandemic is impacting domestic and worldwide economic activity, including global financial markets. The COVID-19 pandemic also poses the risk that we or our clinical trial subjects, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may be requested or mandated by governmental authorities. In addition, the COVID-19 pandemic could impact personnel at third-party manufacturing facilities in the United States and other countries, including China, or the availability or cost of materials, which could potentially disrupt the supply chain for our commercial products, our product candidates or the comparator products in our ongoing clinical trials.
The timelines and conduct of our ongoing clinical trials may be affected by the COVID-19 pandemic. For example, we have experienced a reduction in the rates of patient enrollment in our ongoing clinical trials as a result of the pandemic. Clinical site initiation and patient enrollment may be further delayed due to prioritization of hospital resources toward the COVID-19 pandemic and patients’ ability or willingness to participate in clinical trials. For those patients who are enrolled and desire to continue in the clinical trials, some patients may not be able or willing to comply with clinical trial protocols if quarantines or governmental orders impede patient movement or interrupt healthcare services. Similarly, we may face increased challenges with the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which could adversely impact our clinical trial operations, timelines and outcomes. In addition, we rely on independent clinical investigators, contract research organizations (CROs) and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. While we remain in close contact with our CROs, clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trials and projected timelines and we are in the process of implementing appropriate mitigating measures in accordance with recent FDA guidance in an effort to ensure the ongoing safety of the patients in our clinical trials and the continued collection of high quality data, there is no guarantee that such efforts will be successful. As challenging as conducting clinical trials is during normal times, the risks, operational challenges and costs of conducting clinical trials has increased substantially during the pandemic.
Beginning the week of March 16, 2020, substantially all of our workforce began working from home either all or substantially all of the time as a result of applicable stay-at-home and shelter-in-place orders. The effects of these orders and our related work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, if and when the applicable orders are lifted and our employees return to the office, although we plan to take precautions to avoid the spread of COVID-19 among our employees, we cannot guarantee our workforce will not face an outbreak that could adversely impact our operations
While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and convertible notes. In addition, a further market correction, recession or depression resulting from the spread of COVID-19 could materially adversely affect our business and the value of our common stock and convertible notes.
Moreover, the COVID-19 pandemic continues to rapidly evolve, and the extent to which the COVID-19 pandemic may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
We have experienced significant growth over the past five years in the number of our employees and the scope of our operations. We have added sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.
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
Furthermore, the extent of the ultimate impact of the COVID- 19 pandemic on our operational and financial performance will depend on various developments, including the duration and spread of the pandemic, and its impact on potential customers, employees, and vendors, all of which cannot be reasonably predicted at this time.
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
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct Phase 3 clinical trials of sparsentan, and conduct any other later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. General market conditions resulting from the ongoing issues arising from the COVID-19 pandemic, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all.
Management believes our ability to continue our operations depends on our ability to sustain and grow revenue, results of operations and our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we may incur losses in the immediate future. We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. We expect to finance our cash needs from cash on hand and results of operations, and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in d evelopment to continue our operations until we can achieve sustained profitability and positive cash flows from operating activities. Additional funds may not be available to us when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.
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
* We are involved in certain litigation matters, any of which could result in substantial costs, divert management's attention and otherwise have a material adverse effect on our business, operating results or financial condition.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, as defined by such law and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Moreover, the Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws and significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain tax provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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
* Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.
As of December 31, 2019, we had federal net operating loss, or NOL, carryforwards of $113.6 million. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has recorded an income tax benefit of $19.0 million related to this legislation.
Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under the CARES Act, NOLs generated in tax years beginning after December 31, 2017, and before January 1, 2021, may be carried back to each of the five tax years preceding the tax years of such loss. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
As a result, our federal NOL carryforwards may be subject to a percentage limitation if used to offset income in tax years following an ownership change. Furthermore, while we believe based on input from our accountants that we are entitled to a refund from the carryback of post-2017 federal NOLs, there is no guarantee that the IRS will agree or that the refund will be received rapidly. In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which would harm our future operating results by effectively increasing our future tax obligations.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if resource constraints continue to arise from the COVID-19 pandemic, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
* Business disruptions could seriously harm future revenue and financial condition and increase our costs and expenses.
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

In addition, we rely on third-party manufacturers, some of whom are located in China, to manufacture API for certain of our product candidates, including sparsentan. Any disruption in production or inability of our manufacturers in China to produce or ship adequate quantities to meet our needs, whether as a result of a natural disaster or other causes (such as the COVID-19 pandemic), could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. In addition, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments (such as tariffs on chemical intermediates we use that are manufactured in China), political unrest or unstable economic conditions in China. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position.
Risks Related to our Indebtedness and Investments
* Our indebtedness could adversely affect our financial condition.
As of March 31, 2020, we had approximately $276 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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

10.1	Non-Employee Director Compensation Program, as amended.
10.2	Employment Agreement, dated October 1, 2019, by and between the Company and Peter Heerma
10.3	2020 Retrophin, Inc. Executive Officer Annual Bonus Plan.
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2020	RETROPHIN, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer