Form 10-Q
period 2020-06-30
Retrophin, Inc.
filed 2020-07-31
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of July 29, 2020 was 50,905,923.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended June 30, 2020

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$237,170	$62,436
Available-for-sale debt securities, at fair value (amortized cost $218,596, allowance for credit losses of $0 as of June 30, 2020; amortized cost $335,206, allowance for credit losses of $0 as of December 31, 2019)	220,206	336,088
Accounts receivable, net	14,077	18,048
Inventory, net	6,286	6,082
Prepaid expenses and other current assets	7,714	5,015
Tax receivable	20,109	1,395
Total current assets	505,562	429,064
Property and equipment, net	2,930	2,891
Other non-current assets	13,895	14,709
Intangible assets, net	155,371	157,200
Goodwill	936	936
Total assets	$678,694	$604,800
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,198	$26,614
Accrued expenses	44,379	51,745
Other current liabilities	7,356	8,590
Business combination-related contingent consideration	8,000	8,500
Total current liabilities	69,933	95,449
Convertible debt	210,009	204,861
Other non-current liabilities	19,507	20,894
Business combination-related contingent consideration, less current portion	60,600	62,400
Total liabilities	360,049	383,604
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 50,902,874 and 43,088,921 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	5	4
Additional paid-in capital	758,945	636,910
Accumulated deficit	(441,704)	(416,444)
Accumulated other comprehensive income	1,399	726
Total stockholders' equity	318,645	221,196
Total liabilities and stockholders' equity	$678,694	$604,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net product sales	$48,430	$44,707	$96,199	$84,277
Operating expenses:
Cost of goods sold	1,494	979	2,864	1,996
Research and development	30,790	37,934	61,038	71,377
Selling, general and administrative	34,971	38,970	68,110	71,639
Change in fair value of contingent consideration	4,286	3,353	2,363	6,522
Write off of L-UDCA IPR&D intangible asset	—	—	—	25,500
Write off of L-UDCA contingent consideration	—	—	—	(18,000)
Total operating expenses	71,541	81,236	134,375	159,034
Operating loss	(23,111)	(36,529)	(38,176)	(74,757)
Other income (expenses), net:
Other income (expense), net	426	125	235	(177)
Interest income	1,316	2,589	3,291	5,408
Interest expense	(4,634)	(4,817)	(9,521)	(9,682)
Total other expense, net	(2,892)	(2,103)	(5,995)	(4,451)
Loss before income taxes	(26,003)	(38,632)	(44,171)	(79,208)
Income tax (expense) benefit	(65)	(69)	18,911	(470)
Net loss	$(26,068)	$(38,701)	$(25,260)	$(79,678)

Basic and diluted net loss per common share	$(0.58)	$(0.92)	$(0.57)	$(1.91)
Basic and diluted weighted average common shares outstanding	44,763,843	41,957,860	43,943,370	41,685,599
Comprehensive loss:
Net loss	$(26,068)	$(38,701)	$(25,260)	$(79,678)
Foreign currency translation	(247)	(91)	(56)	27
Unrealized gain on debt securities	3,146	815	729	2,284
Comprehensive loss	$(23,169)	$(37,977)	$(24,587)	$(77,367)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(25,260)	$(79,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,507	9,742
Non-cash interest expense	893	798
Amortization (accretion) of discounts/premiums on investments, net	337	(580)
Amortization of debt discount and issuance costs	5,147	4,933
Provision for Inventory	662	(358)
Share-based compensation	11,474	11,947
ESPP expense	390	345
Change in fair value of contingent consideration	2,363	(11,478)
Payments related to change in fair value of contingent consideration	(8,674)	(2,767)
Write off of IPR&D intangible assets	—	25,500
Unrealized foreign currency transaction gain (loss)	(222)	14
Other	496	60
Changes in operating assets and liabilities:
Accounts receivable	3,979	(2,396)
Inventory	(875)	918
Tax receivable	(18,714)	—
Other current and non-current operating assets	(2,508)	(10,101)
Accounts payable and accrued expenses	(16,407)	6,305
Other current and non-current operating liabilities	(196)	7,195
Net cash used in operating activities	(35,608)	(39,601)
Cash Flows From Investing Activities:
Purchase of fixed assets	(518)	(21)
Cash paid for intangible assets	(8,532)	(7,347)
Proceeds from the sale/maturity of debt securities	153,146	115,998
Purchase of debt securities	(36,743)	(94,812)
Net cash provided by investing activities	107,353	13,818
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(6,101)	(1,722)
Payment of guaranteed minimum royalty	(1,050)	(1,034)
Proceeds from exercise of stock options	431	317
Proceeds from issuance of common stock, net of issuance costs	108,644	—
Proceeds from issuances under employee stock purchase plan	1,098	1,005
Net cash provided by (used in) financing activities	103,022	(1,434)
Effect of exchange rate changes on cash	(33)	1
Net change in cash and cash equivalents	174,734	(27,216)
Cash and cash equivalents, beginning of year	62,436	102,873
Cash and cash equivalents, end of period	$237,170	$75,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2020						Three Months Ended June 30, 2019
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - March 31	43,153,215	$4	$642,880	$(1,500)	$(415,636)	$225,748	41,438,020	$4	$596,644	$57	$(310,994)	$285,712
Share based compensation			5,760			5,760			5,577			5,577
Issuance of common stock under the equity incentive plan and proceeds from exercise	177,115		371			371	100,151		12			12
Equity offering	7,475,000	1	108,643			108,644
Unrealized gain on debt securities				3,146		3,146				815		815
Foreign currency translation adjustments				(247)		(247)				(91)		(91)
Issuance of common stock from maturity of the 2019 Convertible debt outstanding							1,297,343		22,590			22,590
ESPP stock purchase and expense	97,544		1,291			1,291	63,804		1,176			1,176
Net loss					(26,068)	(26,068)					(38,701)	(38,701)
Balance - June 30	50,902,874	$5	$758,945	$1,399	$(441,704)	$318,645	42,899,318	$4	$625,999	$781	$(349,695)	$277,089

	Six Months Ended June 30, 2020						Six Months Ended June 30, 2019
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	43,088,921	$4	$636,910	$726	$(416,444)	$221,196	41,389,524	$4	$589,795	$(1,529)	$(270,017)	$318,253
Share based compensation			11,474			11,474			11,947			11,947
Issuance of common stock under the equity incentive plan and proceeds from exercise	241,409		431			431	148,647		317			317
Equity offering	7,475,000	1	108,643			108,644
Unrealized gain on debt securities				729		729				2,284		2,284
Foreign currency translation adjustments				(56)		(56)				26		26
Issuance of common stock from maturity of the 2019 Convertible debt outstanding							1,297,343		22,590			22,590
ESPP stock purchase and expense	97,544		1,487			1,487	63,804		1,350			1,350
Net loss					(25,260)	(25,260)					(79,678)	(79,678)
Balance - June 30	50,902,874	$5	$758,945	$1,399	$(441,704)	$318,645	42,899,318	$4	$625,999	$781	$(349,695)	$277,089
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
On January 30, 2020, the World Health Organization (“WHO”) declared that the recent novel coronavirus (COVID-19) outbreak was a global health emergency, which prompted national governments to begin putting actions in place to slow the spread of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three and six months ended June 30, 2020, these governmental actions and the widespread economic disruption arising from the pandemic have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.
Clinical Programs:
Sparsentan, also known as RE-021, is an investigational product candidate with a dual mechanism of action, selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A, and a potent angiotensin receptor blocker (“ARB”). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:
•Focal segmental glomerulosclerosis ("FSGS") is a rare kidney disease characterized by proteinuria where the glomeruli become progressively scarred. FSGS is a leading cause of end-stage renal disease.
•Immunoglobulin A nephropathy ("IgAN") is an immune-complex-mediated glomerulonephritis characterized by hematuria, proteinuria, and variable rates of progressive renal failure. IgAN is the most common primary glomerular disease.

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
Approved products:
•Chenodal (chenodiol tablets) is approved in the United States for the treatment of patients suffering from gallstones in whom surgery poses an unacceptable health risk due to disease or advanced age. Chenodal has been the standard of care for CTX patients for more than three decades.
•Cholbam® (cholic acid capsules) is approved in the United States for the treatment of bile acid synthesis disorders due to single enzyme defects and is further indicated for adjunctive treatment of patients with peroxisomal disorders.
•Thiola® and Thiola EC® (tiopronin tablets) are approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.

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
Adoption of New Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company's adoption of this standard has had an immaterial impact on our condensed consolidated financial statements, and there was no recorded impact to our opening accumulated deficit balance for the cumulative-effect adjustment. As of June 30, 2020, the Company held $14.1 million in trade receivables and $220.2 million in available-for-sale debt securities. Expected credit losses on our trade receivables are estimated to be immaterial and the Company has zero recorded allowances for expected credit losses on the available-for-sale debt securities held as of June 30, 2020. See Note 16 and Note 4 for further discussion.

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
The following table summarizes net product revenues for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Bile acid products	$21,573	$20,929	$43,854	$39,319
Tiopronin products	26,857	23,778	52,345	44,958
Total net product revenue	$48,430	$44,707	$96,199	$84,277

NOTE 4. DEBT SECURITIES
The Company's debt securities as of June 30, 2020 and December 31, 2019 were comprised of available-for-sale corporate and govenrment debt securities. These securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value that are determined to be the result of credit losses, if any, on available-for-sale securities are included in other income or expense. Unrealized losses that are determined to be credit-related are also recorded as an allowance against the amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
During the six months ended June 30, 2020, investment activity for the Company included $153.3 million in maturities and $36.7 million in purchases, all relating to debt based marketable securities.

Debt securities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Commercial paper	$—	$17,152
Corporate debt securities	210,205	306,436
Securities of government sponsored entities	10,001	12,500
Total debt securities:	$220,206	$336,088
The following is a summary of short-term debt securities classified as available-for-sale as of June 30, 2020 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$—	$—	$—	$—
Corporate debt securities	Less than 1	132,352	770	—	133,122
Total maturity less than 1 year		132,352	770	—	133,122
Corporate debt securities	1 to 2	76,244	848	(9)	77,083
Securities of government-sponsored entities	1 to 2	10,000	1	—	10,001
Total maturity 1 to 2 years		86,244	849	(9)	87,084
Total available-for-sale securities		$218,596	$1,619	$(9)	$220,206

The following is a summary of short-term debt securities classified as available-for-sale as of December 31, 2019 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$17,136	$16	$—	$17,152
Corporate debt securities	Less than 1	191,770	582	(10)	192,342
Total maturity less than 1 year		208,906	598	(10)	209,494
Corporate debt securities	1 to 2	113,799	351	(56)	114,094
Securities of government-sponsored entities	1 to 2	12,501	—	(1)	12,500
Total maturity 1 to 2 years		126,300	351	(57)	126,594
Total available-for-sale securities		$335,206	$949	$(67)	$336,088
The primary objective of the Company’s investment portfolio is to enhance overall returns while preserving capital and liquidity. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale debt securities for declines in fair value below the cost basis each quarter. For any security whose fair value is below its amortized cost basis, the Company first evaluates whether it intends to sell the impaired security, or will otherwise be more likely than not required to sell the security before recovery. If either are true, the amortized cost basis of the security is written down to its fair value at the reporting date. If neither circumstance holds true, the Company assesses whether any portion of the unrealized loss is a result of a credit loss. Any amount deemed to be attributable to credit loss is recognized in the income statement, with the amount of the loss limited to the difference between fair value and amortized cost and recorded as an allowance for credit losses. The portion of the unrealized loss related to factors other than credit losses is recognized in other comprehensive income (loss).
The following is a summary of available-for-sale debt securities in an unrealized loss position with no credit losses reported as of June 30, 2020 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate debt securities	5,015	9	—	—	5,015	9
Securities of government-sponsored entities	—	—	—	—	—	—
Total	$5,015	$9	$—	$—	$5,015	$9

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

As of June 30, 2020 and December 31, 2019, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. Liquidity issues that arose from economic circumstances surrounding the COVID-19 pandemic have begun to ease and unrealized losses observed in the first quarter 2020 have been substantially recovered. The credit ratings of the securities held remain of the highest quality, and while certain securities in the portfolio may be downgraded momentarily, the Federal Reserve has allowed institutions to continue to issue debt where there is need, with the government itself purchasing such securities. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Uncertainty surrounding the COVID-19 pandemic, as well as other factors unknown to us at this time, may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

NOTE 5. FUTURE ACQUISITION RIGHT AND JOINT DEVELOPMENT AGREEMENT
Censa Pharmaceuticals Inc.
In December 2017, the Company entered into a Future Acquisition Right and Joint Development Agreement (the “Option Agreement”) with Censa, which became effective in January 2018. The Company made an upfront payment of $10.0 million, agreed to fund certain development activities of Censa’s CNSA-001 program which were approximately $19.9 million through proof of concept, and paid $5.0 million related to a development milestone for the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger. The Company treated the upfront payment and milestone payment, both of which were consideration for the Option, as a cost-method investment with a carrying value of $15.0 million and expensed the development funding as incurred.
In August 2019, following a strategic review of the CNSA-001 program in patients with phenylketonuria (PKU), the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and discontinue its joint development program for CNSA-001. The Company wrote off the $15.0 million long term investment.

NOTE 6.  LEASES
As of June 30, 2020, the Company had two operating leases with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California. The Company currently occupies the office space subject to the first lease, originally signed in July 2016 and later amended in July 2017 and March 2019. In April 2019, the Company entered into a second office lease with the Landlord, which was subsequently amended in May 2020, for office space in an adjacent building located in San Diego, California. The Company plans to consolidate its corporate headquarters into the new lease space beginning in late 2020 and into early 2021.
As a condition of the new lease, the Company has been granted an existing premises continuation option to continue leasing all or a portion of the currently occupied office space, in addition to the new lease space. On February 7, 2020, the Company elected to forgo this continuation option by notifying the Landlord of its intention to vacate the premises of its existing lease. The abandonment of this leased office space, which was originally scheduled to expire in July 2024, coincides with the Company’s expected occupancy of the new office lease space in the adjacent building per the office lease effective April 2019. The Company estimates that it will fully vacate the existing leases in the first quarter of 2021, through which time the Company is obligated to pay all base rent, operating expenses and other obligations due under the existing lease.
Coinciding with the notice delivered to the Landlord, the Company recorded an adjustment to the ROU asset and lease liability in February 2020 to reflect the impending expiration of the existing lease. The remeasurement of the lease liability resulted in a $7.0 million adjustment to the lease liability and ROU asset. A revised timing estimate resulted in the Company recording an additional adjustment, resulting in a reduction of $0.5 million to the related lease liability and ROU asset in the current quarter. The remeasured straight-line expense will be amortized over the revised lease term along with acceleration of related lease incentives.
The ROU asset and lease liability related to the new office lease will be established when the Company is granted access to the premises and has the ability to direct its use, which is expected to occur in phases over the remainder of 2020 as certain spaces become available, the timing of which may be impacted due to circumstances surrounding the COVID-19 pandemic. As such, the ROU asset for the new lease will be established prior to the extinguishment of the ROU asset and lease liability for the existing lease, resulting in an overlap of ROU assets during the interim period between inception of the new lease and the expiration of the old lease. In June 2020, the Landlord delivered possession of a portion of the new lease space for the purpose of construction of leasehold improvements. Coinciding with our ability to direct the use of that space, and utilizing a discount rate equal to our borrowing rate of 6.7%, the Company has established a ROU asset totaling $8.9 million and a lease liability totaling $8.8 million. The ROU asset and lease liability are offset by lease incentives associated with tenant improvement allowances totaling $2.0 million. Establishment of the ROU asset and lease liability for the remaining spaces under the new lease will occur upon delivery of the respective spaces.
The initial term of the new lease is 7 years, 7 months, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. The measurement of the lease term occurs from the planned occupancy date of the primary spaces estimated to be delivered in the latter part of 2020. The aggregate base rent due over the initial term of the lease is approximately $49.5 million, which consists of $13.0 million for the space delivered in June 2020, and $36.5 million for the primary spaces yet to be delivered.

Following is a schedule of the future minimum rental commitments for our operating lease, excluding commitments related to rental spaces not yet delivered, reconciled to the lease liability and ROU assets as of June 30, 2020 (in thousands):

June 30, 2020
2020	$1,207
2021	960
2022	1,543
2023	1,590
2024	1,637
Thereafter	6,435
Total undiscounted future minimum payments	13,372
Lease incentives payable by lessor	(1,983)
Present value discount	(3,121)
Total lease liability	8,268
Unamortized lease incentives, less incentives payable by lessor	(404)
Cash payments in excess of straight-line lease expense	(952)
Total ROU asset	$6,912

As of June 30, 2020, the ROU asset of $6.9 million was recorded to the Condensed Consolidated Balance Sheets as non-current Other Assets.

As of June 30, 2020, the current and non-current portions of the lease liability were recorded to the Condensed Consolidated Balance Sheets as follows (in thousands):

June 30, 2020
Other current liabilities	$1,379
Other non-current liabilities	6,889
Total lease liabilities	$8,268

For the three and six months ended June 30, 2020 and 2019, the Company recorded a $0.2 million credit to expense and zero, respectively, and $0.6 million and $1.3 million, respectively, in expense related to operating leases.

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
The valuation techniques used to measure the fair value of the Company’s debt securities and all other financial instruments, all of which have counter-parties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. Based on the fair value hierarchy, the Company classified debt securities within Level 2.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of June 30, 2020, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $225.9 million, which was estimated utilizing market quotations, and are considered Level 2.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2020 (in thousands):

	As of June 30, 2020
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$237,170	$237,170	$—	$—
Debt securities, available-for-sale	220,206	—	220,206	—
Total	$457,376	$237,170	$220,206	$—
Liabilities:
Business combination-related contingent consideration	$68,600	$—	$—	$68,600
Total	$68,600	$—	$—	$68,600
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2019 (in thousands):

	As of December 31, 2019
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$62,436	$62,436	$—	$—
Debt securities, available-for-sale	336,088	—	336,088	—
Total	$398,524	$62,436	$336,088	$—
Liabilities:
Business combination-related contingent consideration	70,900	—	—	70,900
Total	$70,900	$—	$—	$70,900
The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the six months ended June 30, 2020 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2020	$70,900
Changes in the fair value of contingent consideration	2,363
Contractual payments	$(2,125)
Contractual payments included in accrued liabilities at June 30, 2020	(2,424)
Foreign currency impact	(114)
Balance at June 30, 2020	$68,600
The key assumptions included in the calculations for contingent consideration were the future number of patients in treatment, projected revenues, discount rate, and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments.
For the three and six months ended June 30, 2020, the Company incurred charges of $4.3 million and $2.4 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities.

For the three months ended June 30, 2020, the change in fair value of contingent consideration is due to the timing of future payments and changes in market driven discount rates.
For the six months ended June 30, 2020, the change in fair value of contingent consideration is due to the timing of future payments and changes in market driven discount rates, offset by a change in revenue projections.
For the three and six months ended June 30, 2019, the Company incurred charges of $3.4 million and $6.5 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities.
For the six months ended June 30, 2019, $6.5 million of the charges were related to the increase in contingent consideration liabilities for bile acid products. The value increased due to passage of time. During the first quarter of 2019, the Company made a portfolio decision not to pursue further development of its product candidate L-UDCA. The related contingent consideration of $18.0 million was accordingly fully written off.

NOTE 8. INTANGIBLE ASSETS
As of June 30, 2020, the net book value of amortizable intangible assets was approximately $155.4 million.
The following table sets forth amortizable intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Finite-lived intangible assets	$254,443	$245,802
Less: accumulated amortization	(99,072)	(88,602)
Net carrying value	$155,371	$157,200

The following table summarizes amortization expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$289	$289	$578	$574
Selling, general and administrative	4,996	4,567	9,881	9,013
Total amortization expense	$5,285	$4,856	$10,459	$9,587

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
The composition of the Company’s 2025 Notes are as follows (in thousands):

	June 30, 2020	December 31, 2019
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(61,265)	(65,963)
Unamortized debt issuance costs	(4,726)	(5,176)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$210,009	$204,861
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
The 2025 Notes are classified on the Company’s Condensed Consolidated Balance Sheets at June 30, 2020 as long-term debt.
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
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through June 30, 2020 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,725	$1,725	$3,450	$3,450
Amortization of debt discount	2,371	2,197	4,698	4,352
Amortization of debt issuance costs	225	224	449	448
Total interest expense for the 2025 Notes	$4,321	$4,146	$8,597	$8,250
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

NOTE 10. ACCRUED EXPENSES
Accrued expenses at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Government rebates payable	$7,817	$6,584
Compensation related costs	10,011	14,045
Accrued royalties and contingent consideration	7,432	7,272
Research and development	8,369	16,067
Selling, general and administrative	7,321	3,552
Miscellaneous accrued	3,429	4,225
Total accrued expenses	$44,379	$51,745

NOTE 11.  NET LOSS PER COMMON SHARE
Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, warrants, and shares issuable upon conversion of the 2025 Notes, are considered to be common stock equivalents and are not included in the calculation of diluted net loss per share because their effect is anti-dilutive.
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended June 30,
	2020			2019
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	44,763,843	$(26,068)	$(0.58)	41,957,860	$(38,701)	$(0.92)

	Six Months Ended June 30,
	2020			2019
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	43,943,370	$(25,260)	$(0.57)	41,685,599	$(79,678)	$(1.91)
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units	1,517,338	672,859	1,437,383	611,446
Convertible debt	7,113,402	7,891,920	7,113,402	8,151,426
Options	8,479,710	7,947,569	8,327,753	7,801,606
Total anti-dilutive shares	17,110,450	16,512,348	16,878,538	16,564,478

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

NOTE 13.  SHARE-BASED COMPENSATION
Restricted Shares
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the six months ended June 30, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2019	763,728	$19.64
Granted	637,113	15.51
Vested	(173,117)	21.25
Forfeited/canceled	(68,414)	18.58
Unvested June 30, 2020	1,159,310	$17.19
At June 30, 2020, unamortized stock compensation for service based restricted stock units was $16.9 million, with a weighted-average recognition period of 2.6 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the six months ended June 30, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2019	233,500	$20.90
Granted	150,000	15.46
Vested	(33,250)	25.75
Forfeited/canceled	(31,125)	17.56
Unvested June 30, 2020	319,125	$18.16
At June 30, 2020, unamortized stock compensation for performance based restricted stock units was $1.9 million, with a weighted-average recognition period of 1.4 years.

Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2020:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	7,371,733	$19.52	6.63	$4,906
Granted	1,390,125	$15.48
Exercised	(35,042)	$12.31
Forfeited/canceled	(377,953)	$18.96
Outstanding at June 30, 2020	8,348,863	$18.90	6.79	$28,920
At June 30, 2020, unamortized stock compensation for stock options was $31.5 million, with a weighted-average recognition period of 2.8 years.
At June 30, 2020, outstanding options to purchase 5.3 million shares of common stock were exercisable with a weighted-average exercise price per share of $19.20.
Share-Based Compensation
The following table sets forth total share-based compensation for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$2,332	$1,896	$4,458	$3,566
Selling, general & administrative	3,622	3,852	7,406	8,702
Total	$5,954	$5,748	$11,864	$12,268

NOTE 14.  INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryforwards generated in taxable years beginning after December 31, 2017, to offset 100% of taxable income for taxable years beginning before January 1, 2021, and 80% of taxable income in taxable years beginning after December 31, 2020. In addition, the CARES Act allows net operating losses incurred in taxable years beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has recorded a discrete income tax benefit of $18.9 million related to this legislation during the six months ended June 30, 2020.

NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$3,037	$2,713
Finished goods	3,249	3,369
Total inventory	$6,286	$6,082
The inventory reserve was $3.6 million and $3.1 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $14.1 million and $18.0 million at June 30, 2020 and December 31, 2019, respectively. The total reserves for both periods were immaterial.
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

NOTE 18. EQUITY OFFERINGS
Underwritten Public Offering of Common Stock
In June 2020, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price to the public of $15.50 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, was $108.6 million.
At-the-Market Equity Offering Program
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. Through the period ended June 30, 2020, the Company has not sold any shares under the ATM Agreement.

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
Uncertainty Related to the COVID-19 Pandemic
In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three and six months ended June 30, 2020, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. Our labor force is currently working remotely, which could, among other things, negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations, and we are aware that other businesses with which we engage are likely operating under similar restrictions and experiencing disruptions in their own operations, which may create obstacles in the coordination of business activities. Circumstances arising from the pandemic have slowed and could continue to slow the pace of enrollment in our clinical trials or otherwise hinder patient’s abilities to comply with the clinical trial protocols and could ultimately delay the availability of results and analysis of outcomes. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new patient identification and increased requests for patient assistance due to increased levels of unemployment, either of which would negatively impact our revenues and hinder our cash flows. Similarly, we could face challenges with regard to healthcare programs, including access and changes in coverage. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We currently have $237.2 million in cash and cash equivalents and $220.2 million in available-for-sale securities as of June 30, 2020, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the anticipated near-term consequences of the pandemic, although liquidity constraints and access to capital markets could warrant changes to our investment strategy. While we have not yet experienced a material impact to date, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

Our Product Candidates and Approved Products
*Chenodal is indicated for the treatment of patients suffering from gallstones and is also in Phase 3 development for treatment of cerebrotendinous xanthomatosis ("CTX").

Product Candidate Development Activities:
Sparsentan
Sparsentan, also known as RE-021, is an investigational product candidate with a dual mechanism of action, a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A and a potent angiotensin receptor blocker (“ARB”). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:
•Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are currently no United States Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and off-label treatments are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. Sparsentan has orphan drug designation in the United States and European Union. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX Study of sparsentan in FSGS. The Company continues to enroll patients with FSGS in the pivotal Phase 3 DUPLEX Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled, clinical trial evaluating the safety and efficacy of sparsentan in approximately 300 patients. The DUPLEX Study protocol provides for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40 percent reduction in Up/C from baseline, at week 36. While the confirmatory endpoint of the study is the change in slope of estimated glomerular filtration rate (eGFR) after 108 weeks of treatment, successful achievement of the interim 36-week proteinuria endpoint is expected to serve as the basis for submission of a New Drug Application ("NDA") under the Subpart H accelerated approval pathway in the U.S. and Conditional Marketing Authorization ("CMA") consideration in Europe. The DUPLEX Study protocol also provides for a sample size re-assessment to support the confirmatory portion of the study. At this time, topline data from the 36-week proteinuria endpoint analysis are expected to become available in the first quarter of 2021, and we are monitoring the potential impact the evolving COVID-19 pandemic in conjunction with the outcome of the planned sample size reassessment may have on this timing.
•Immunoglobulin A nephropathy ("IgAN") is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system ("RAAS") blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled pivotal Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in patients with IgAN, and the study continues to enroll. The PROTECT Study protocol provides for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint – the change in proteinuria (urine protein-to-creatinine ratio) at Week 36 from baseline. Successful achievement of the proteinuria endpoint is expected to support submission of an NDA under the Subpart H accelerated approval pathway in the U.S., as well as an application for CMA consideration in Europe. Secondary efficacy endpoints include the rate of change in eGFR following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. At this time, topline data from the 36-week proteinuria endpoint analysis are expected to become available in the second half of 2021 and we are monitoring the potential impact the evolving COVID-19 pandemic may have on this timing.
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
Cholbam was previously marketed in Europe under the branded name Kolbam. Sales of Kolbam in Europe were not a material component of our business, and in July 2020, we withdrew our European marketing approval application for Kolbam.
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

Results of Operations
Results of operations for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net product revenues by product:
Bile acid products	$21,573	$20,929	$644	$43,854	$39,319	$4,535
Tiopronin products	26,857	23,778	3,079	52,345	44,958	7,387
Total net product revenues	$48,430	$44,707	$3,723	$96,199	$84,277	$11,922
The sales increase for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was due to increased patient counts, as well as the normal fluctuations in timing of new patient starts and prescription refills.
Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Cost of goods sold	$1,494	$979	$515	$2,864	$1,996	$868
Research and development	30,790	37,934	(7,144)	61,038	71,377	(10,339)
Selling, general and administrative	34,971	38,970	(3,999)	68,110	71,639	(3,529)
Change in fair value of contingent consideration	4,286	3,353	933	2,363	6,522	(4,159)
Write off of L-UDCA IPR&D intangible asset	—	—	—	—	25,500	(25,500)
Write off of L-UDCA contingent consideration	—	—	—	—	(18,000)	18,000
	$71,541	$81,236	$(9,695)	$134,375	$159,034	$(24,659)
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
For the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, our research and development expenses decreased by $7.1 million and $10.3 million, respectively, due to the discontinuation of the fosmetpantotenate program in PKAN.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share-based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, our selling, general and administrative expenses decreased by $4.0 million and $3.5 million, respectively. This decrease is primarily due to lower legal expenses.
Change in the valuation of contingent consideration
For the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, the change in fair value of contingent consideration is due to changes in market driven discount rates.
For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, the change in fair value of contingent consideration is due to a change in revenue projections.
During the first quarter of 2019, we elected to discontinue development of the L-UDCA program, resulting in the removal of the intangible asset of $25.5 million, which was originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations in 2019.

Other Income (Expenses):
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Other income (expense), net	$426	$125	$301	$235	$(177)	$412
Interest income	1,316	2,589	(1,273)	3,291	5,408	(2,117)
Interest expense	(4,634)	(4,817)	183	(9,521)	(9,682)	161
	$(2,892)	$(2,103)	$(789)	$(5,995)	$(4,451)	$(1,544)
The change in our other income (expenses) for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 of $0.8 million and $1.5 million, respectively, is primarily due to lower average balances in investments in debt securities and lower interest rates.
Income Tax Benefit (Provision):
For the six months ended June 30, 2020, we recognized an income tax benefit of $18.9 million, primarily related to provisions of the CARES Act concerning net operating loss carrybacks. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
At June 30, 2020, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the six months ended June 30, 2020.

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
We had the following balances at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cash & Cash Equivalents	$237,170	$62,436
Debt securities	220,206	336,088
Accumulated Deficit	(441,704)	(416,444)
Stockholders' Equity	318,645	221,196
Net Working Capital*	$435,629	$333,615
Net Working Capital Ratio**	7.23	4.50
* Current assets less current liabilities.
**Current assets divided by current liabilities.

Future Minimum Rental Commitments
We have future minimum rental commitments totaling $13.4 million arising from our operating leases. These commitments consist of $1.4 million in aggregate base rent for our existing office lease estimated to expire in January 2021 and $12.8 million in aggregate base rent through August 2028, less seven months of rent abatement totaling $0.9 million for the new office lease space delivered in June 2020. Excluded from these rental commitments is one month of advance rent totaling $0.1 million, and lease incentives in the form of tenant improvements allowances totaling $2.0 million for the office space delivered in June 2020. Our future minimum rental commitments will increase by $34.0 million upon taking possession of the remainder of the new office lease space, which is expected to occur in the latter part of 2020. These additional commitments consist of $36.5 million in aggregate base rent through August 2028, less seven months of rent abatement totaling $2.5 million for the new office lease space not yet delivered. Excluded from these additional rental commitments is lease incentives in the form of tenant improvements allowances totaling $5.8 million for the office space not yet delivered. See additional discussion of our operating leases within Note 6 of the financial statement disclosures.
Underwritten Public Offering of Common Stock
In June 2020, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price to the public of $15.50 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, was $108.6 million.
At-the-Market Equity Offering Program
In February 2020, we entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. Through the period ended June 30, 2020, we have not sold any shares under the ATM Agreement.
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
The composition of our 2025 Notes are as follows (in thousands):

	June 30, 2020	December 31, 2019
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(61,265)	(65,963)
Unamortized debt issuance costs	(4,726)	(5,176)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$210,009	$204,861
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
Cash Flows from Operating Activities
Cash used in operating activities was $35.6 million for the six months ended June 30, 2020 compared to cash used of $39.6 million for the six months ended June 30, 2019. The change in cash used in operations is due to lower R&D expenses from the discontinuation of the fosmetpantotenate program in PKAN and lower legal expenses, offset by changes in net working capital.
Cash Flows from Investing Activities
Cash provided by investing activities for the six months ended June 30, 2020 was $107.4 million, compared to cash provided of $13.8 million for the six months ended June 30, 2019.  The change was due to the sale and maturity of our available-for-sale investments that were not reinvested.

Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2020 was $103.0 million compared to cash used of $1.4 million for the six months ended June 30, 2019. The increase in cash provided was due to the underwritten public offering of our common stock in June 2020.
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for at least the next 12 months. This belief is based on many factors, some of which are beyond our control. Factors that may affect financing requirements include, but are not limited to:
•increases or decreases in revenue from our marketed products, including decreases in revenue resulting from the COVID-19 pandemic, if any;
•the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities, including any delays resulting from the COVID-19 pandemic;
•the timing of, and costs involved in, seeking and obtaining marketing approvals for our products, and in maintaining quality systems standards for our products;
•debt service obligations on the 2025 Notes;
•our ability to manufacture sufficient quantities of our products to meet expected demand;
•the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, litigation costs and the results of litigation;
•our ability to enter into collaboration, licensing or distribution arrangements and the terms and timing of these arrangements;
•the potential need to expand our business, resulting in additional payroll and other overhead expenses;
•the potential in-licensing of other products or technologies; and
•the emergence of competing technologies or other adverse market or technological developments.
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
Off Balance Sheet Arrangements
None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash and debt securities primarily in United States government backed securities and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short and long-term maturities, not exceeding two years. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would decrease our available-for-sale debt securities as of June 30, 2020 by approximately $1.1 million if the Company were to sell the securities.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may experience numerous unforeseen events during, or as a result of, preclinical or nonclinical testing and the clinical trial process that could delay or prevent our ability to obtain regulatory approval or commercialize our product candidates, including:
•our preclinical or nonclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

•regulators may require us to conduct studies of the long-term effects associated with the use of our product candidates;
•regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•the FDA or any non-United States regulatory authority may impose conditions on us regarding the scope or design of our clinical trials or may require us to resubmit our clinical trial protocols to institutional review boards for re-inspection due to changes in the regulatory environment;
•the number of patients required for our clinical trials may be larger than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;
•our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;
•we might have to suspend or terminate one or more of our clinical trials if we, regulators or institutional review boards determine that the participants are being exposed to unacceptable health risks;
•regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
•the cost of our clinical trials may be greater than we anticipate;
•the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective clinical research organizations; and
•the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.
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
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be delayed in obtaining, or may not be able to obtain, marketing approval for one or more of our product candidates;
•obtain approval for indications that are not as broad as intended or entirely different than those indications for which we sought approval; and
•have the product removed from the market after obtaining marketing approval.
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
In addition, if the FDA or a comparable foreign regulatory authority approves any product candidates, those products will be subject to extensive and ongoing regulatory requirements, including for the manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, recordkeeping, conduct of potential post-marketing studies and post-market submission requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices and good clinical practices, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:
•restrictions on the marketing, manufacturing, or distribution of the product;
•requirements to include additional warnings on the label;
•requirements to create or enhance a medication guide outlining the risks to patients;
•withdrawal of the product from the market;
•voluntary or mandatory product recalls;
•requirements to change the way the product is administered or for us to conduct additional clinical trials;
•fines, warning or untitled letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•harm to our reputation.
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
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b) (2) NDA may be for a new or improved version of the original innovator product. Certain of our products, including Thiola, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity.
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
We have no manufacturing capabilities and rely on third party manufacturers who are sole source suppliers for manufacturing of Chenodal, Cholbam and Thiola. The facilities used by our third-party manufacturers must be approved by the FDA. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. If our third-party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.
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
We may not be able to rely on orphan drug exclusivity for Cholbam or any of our products.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan designation for Cholbam in the United States, which expires in March 2022. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug exclusivity for Cholbam in the United States, we may not be able to maintain it. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
If we are unable to maintain an effective and specialized sales force, we will not be able to commercialize our products successfully.
In order to successfully commercialize our products, we have built a specialized sales force. Factors that may hinder our ability to successfully market and commercially distribute our products include:
•inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe our products;
•inability to recruit, retain and effectively manage adequate numbers of effective sales personnel;
•lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies that have more extensive product lines; and
•unforeseen delays, costs and expenses associated with maintaining our sales organization.
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
Our current products and any products that we bring to the market, including sparsentan, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our current products and product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•the efficacy and potential advantages over alternative treatments;
•the pricing of our product candidates;
•relative convenience and ease of administration;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support and timing of market introduction of competitive products;
•publicity concerning our products or competing products and treatments; and
•sufficient third-party insurance coverage and reimbursement.
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
In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:
•regulatory authorities may require the addition of restrictive labeling statements;
•regulatory authorities may withdraw their approval of the product; and
•we may be required to change the way the product is administered or conduct additional clinical trials.
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
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:
•we or our licensors were the first to make the inventions covered by each of our pending patent applications;
•we or our licensors were the first to file patent applications for these inventions;
•others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•any patents issued to us or our licensors that provide a basis for commercially viable products will provide us with any competitive advantages or will not be challenged by third parties;
•we will develop additional proprietary technologies that are patentable;
•we will file patent applications for new proprietary technologies promptly or at all;
•the claims we make in our patents will be upheld by patent offices in the United States and elsewhere;
•our patents will not expire prior to or shortly after commencing commercialization of a product; and
•the patents of others will not have a negative effect on our ability to do business.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. There remain judicial, Congressional, and political challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the "Tax Act"), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amended the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the Centers for Medicare & Medicaid Services ("CMS") published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine the risk adjustment. On April 27, 2020, the United States Supreme Court reversed a federal circuit court decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, while also extending it by one year, through 2030. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
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
Our prospects for generating revenue and achieving profitability will depend heavily upon the availability of coverage and adequate reimbursement for the use of our approved product candidates from governmental and other third-party payers, both in the United States and in other markets. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of any of our development stage product candidates, including sparsentan. We may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. Even if we enter into these agreements, the manufacturers of each product candidate will be single source suppliers to us for a significant period of time. Reliance on third-party manufacturers entails risks to which we may not be subject if we manufactured our product candidates or products ourselves, including:
•reliance on the third party for regulatory compliance and quality assurance;
•limitations on supply availability resulting from capacity and scheduling constraints of the third parties;
•impact on our reputation in the marketplace if manufacturers of our products fail to meet the demands of our customers;
•the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and
•the possible termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.
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
Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:
•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to or educate adequate numbers of physicians to prescribe our products;
•the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage against companies with broader product lines;
•unforeseen costs associated with expanding our own sales and marketing team for new products or with entering into a partnering agreement with an independent sales and marketing organization; and
•efforts by our competitors to commercialize competitive products.

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
We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and preclinical development activities. We have not completed development of any drugs and we anticipate that our expenses will increase substantially as we:
•continue the open label portion of DUET and conduct the Phase 3 trials of sparsentan;

•continue the research and development of additional product candidates;
•expand our sales and marketing infrastructure to commercialize our current products and any new products for which we may obtain regulatory approval; and
•expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
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
Our future capital requirements will depend on many factors, including:
•the progress and results of our pre-clinical and clinical studies of sparsentan for FSGS and Igan, Chenodal for CTX, and any other drug candidates;
•the costs, timing and outcome of regulatory review of our product candidates;
•debt service obligations on the 2025 Notes;
•the number and development requirements of other product candidates that we pursue;
•the costs of commercialization activities, including product marketing, sales and distribution;
•the emergence of competing technologies and other adverse market developments;
•the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;
•the extent to which we acquire or invest in businesses, products and technologies; and
•our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
The price of our stock is likely to be volatile. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
•results of clinical trials of our product candidates or those of our competitors;
•our entry into or the loss of a significant collaboration;
•regulatory or legal developments in the United States and other countries, including changes in the health care payment systems;
•our ability to obtain and maintain marketing approvals from the FDA or similar regulatory authorities outside the United States;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
•general economic, industry and market conditions;
•results of clinical trials conducted by others on drugs that would compete with our product candidates;
•developments or disputes concerning patents or other proprietary rights;
•public concern over our product candidates or any products approved in the future;
•litigation;
•communications from government officials regarding health care costs or pharmaceutical pricing;
•future sales or anticipated sales of our common stock by us or our stockholders; and
•the other factors described in this “Risk Factors” section.
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
•integrating personnel, operations and systems, while maintaining focus on producing and delivering consistent, high quality products;
•coordinating geographically dispersed organizations;
•distracting employees from operations;
•retaining existing customers and attracting new customers; and
•managing inefficiencies associated with integrating the operations of the Company.
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
Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of pharmaceutical products. If any of our product candidates in clinical trials or commercialized products harm people we may be subject to costly and damaging product liability claims. We have clinical trial insurance and commercial product liability coverage. However, this insurance may not be adequate to cover all claims. We may be exposed to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, such products, whether or not such problems directly relate to the products and services we have provided. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or products that we may develop;
•damage to our reputation;
•regulatory investigations that could require costly recalls or product modifications;
•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•substantial monetary awards to trial participants or patients, including awards that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available, and would damage our ability to obtain liability insurance at reasonable costs, or at all, in the future;
•loss of revenue;
•the diversion of management’s attention from managing our business; and
•the inability to commercialize any products that we may develop.
A successful product liability claim or a series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our available cash and adversely affect our business.
* We may become involved in certain litigation matters, any of which could result in substantial costs, divert management's attention and otherwise have a material adverse effect on our business, operating results or financial condition.
From time to time we may become involved in certain litigation matters, including those described in Note 12 of the Consolidated Financial Statements included in this report. Although we intend to vigorously defend our interests in each matter, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such matters. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if we are successful in defending our interests in each matter, litigation with respect to such matters could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA. International data protection laws also impose strict obligations on the ability to process health related and other personal information of citizens of member states, including in relation to collection, analysis and transfer. The EU General Data Protection Regulation was officially adopted in April 2016 and has been in effect since May 2018. The EU General Data Protection Regulation introduced new data protection requirements in the European Union, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we control and/or process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. For example, on July 16, 2020, the Court of Justice of the European Union issued a decision that declared the "Privacy Shield" framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of the European Economic Area ("EEA") to the United States and certain other countries. We are evaluating the implications of the decision for transfers of personal data from the EEA and will assess alternate transfer options and limitations as additional regulatory guidance becomes available. Additionally, California recently enacted legislation known as the California Consumer Privacy Act (the “CCPA”), which creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which became effective on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.
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
Our product candidates may fail to obtain regulatory approval for many reasons, including:
•our failure to demonstrate to the satisfaction of the FDA or comparable regulatory authorities that a product candidate is safe and effective for a particular indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable regulatory authorities for approval;
•our inability to demonstrate that a product candidate’s benefits outweigh its risks;
•our inability to demonstrate that the product candidate presents an advantage over existing therapies;
•the FDA’s or comparable regulatory authorities’ disagreement with the manner in which we interpret the data from preclinical studies or clinical trials;
•failure of the third-party manufacturers with which we contract for clinical or commercial supplies to satisfactorily complete an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•a change in the approval policies or regulations of the FDA or comparable regulatory authorities or a change in the laws governing the approval process.
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
As of December 31, 2019, we had federal net operating loss, or NOL, carryforwards of $113.6 million. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has recorded an income tax benefit of $18.9 million related to this legislation.
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
As of June 30, 2020, we had approximately $276 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
Our indebtedness pursuant to the 2025 Notes could have important consequences. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to any other debt we may incur in the future;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and related interest, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•increase our cost of borrowing;
•place us at a competitive disadvantage compared to our competitors that may have less debt; and
•limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes.
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
If an event of default under the 2025 Notes occurs, the principal amount of the 2025 Notes, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions set forth in the indenture governing such notes. Events of default include, but are not limited to:
•failure to pay (for more than 30 days) interest when due;
•failure to pay principal when due;
•failure to deliver shares of common stock upon conversion of a 2025 Notes;
•failure to provide notice of a fundamental change;
•acceleration on our other indebtedness in excess of $10 million (other than indebtedness that is non-recourse to us); or
•certain types of bankruptcy or insolvency involving us.
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

10.1	Non-Employee Director Compensation Program, as amended. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2020).
10.2	Retrophin, Inc. 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2020).
10.3
Third Amendment to Existing Office Lease and Second Amendment to Long Term Lease, dated May 29, 2020, by and between Kilroy Realty, L.P. and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2020).

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

Date: July 30, 2020	RETROPHIN, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer