Form 10-Q
period 2020-09-30
Retrophin, Inc.
filed 2020-11-05
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of November 3, 2020 was 51,051,820.

RETROPHIN, INC.
Form 10-Q
For the Fiscal Quarter Ended September 30, 2020

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$200,481	$62,436
Available-for-sale debt securities, at fair value (amortized cost $254,655, allowance for credit losses of $0 as of September 30, 2020; amortized cost $335,206, allowance for credit losses of $0 as of December 31, 2019)	255,786	336,088
Accounts receivable, net	15,025	18,048
Inventory, net	7,259	6,082
Prepaid expenses and other current assets	5,516	5,015
Tax receivable	13,615	1,395
Total current assets	497,682	429,064
Property and equipment, net	5,696	2,891
Other non-current assets	33,689	14,709
Intangible assets, net	154,217	157,200
Goodwill	936	936
Total assets	$692,220	$604,800
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,431	$26,614
Accrued expenses	50,320	51,745
Other current liabilities	6,775	8,590
Business combination-related contingent consideration, current portion	8,900	8,500
Total current liabilities	75,426	95,449
Convertible debt	212,651	204,861
Other non-current liabilities	40,330	20,894
Business combination-related contingent consideration, less current portion	62,400	62,400
Total liabilities	390,807	383,604
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 51,023,187 and 43,088,921 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5	4
Additional paid-in capital	765,307	636,910
Accumulated deficit	(464,253)	(416,444)
Accumulated other comprehensive income	354	726
Total stockholders' equity	301,413	221,196
Total liabilities and stockholders' equity	$692,220	$604,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net product sales	$51,139	$44,373	$147,338	$128,651
Operating expenses:
Cost of goods sold	1,189	1,513	4,054	3,509
Research and development	32,349	33,220	93,387	104,597
Selling, general and administrative	31,951	29,779	100,061	101,418
Change in fair value of contingent consideration	5,085	(702)	7,448	5,820
Write off of L-UDCA IPR&D intangible asset	—	—	—	25,500
Write off of L-UDCA contingent consideration	—	—	—	(18,000)
Impairment of long-term investment	—	15,000	—	15,000
Total operating expenses	70,574	78,810	204,950	237,844
Operating loss	(19,435)	(34,437)	(57,612)	(109,193)
Other income (expenses), net:
Other income (expense), net	553	(496)	788	(673)
Interest income	1,123	2,467	4,414	7,875
Interest expense	(4,767)	(4,547)	(14,287)	(14,230)
Total other expense, net	(3,091)	(2,576)	(9,085)	(7,028)
Loss before income taxes	(22,526)	(37,013)	(66,697)	(116,221)
Income tax (expense) benefit	(23)	523	18,888	53
Net loss	$(22,549)	$(36,490)	$(47,809)	$(116,168)

Basic and diluted net loss per common share	$(0.44)	$(0.85)	$(1.03)	$(2.76)
Basic and diluted weighted average common shares outstanding	50,929,575	42,943,828	46,289,103	42,109,618
Comprehensive loss:
Net loss	$(22,549)	$(36,490)	$(47,809)	$(116,168)
Foreign currency translation	(564)	315	(620)	342
Unrealized gain (loss) on debt securities	(480)	75	250	2,359
Comprehensive loss	$(23,593)	$(36,100)	$(48,179)	$(113,467)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(47,809)	$(116,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,946	15,118
Non-cash interest expense	1,285	1,134
Amortization (accretion) of discounts/premiums on investments, net	530	(779)
Amortization of debt discount and issuance costs	7,789	7,397
Provision for Inventory	1,317	972
Share-based compensation	16,612	16,101
ESPP expense	650	507
Change in fair value of contingent consideration	7,448	(12,180)
Payments related to change in fair value of contingent consideration	(10,268)	(4,329)
Write off of IPR&D intangible assets	—	25,500
Impairment of long-term investment	—	15,000
Unrealized foreign currency transaction gain (loss)	117	539
Other	446	15
Changes in operating assets and liabilities:
Accounts receivable	3,195	(3,989)
Inventory	(3,813)	(671)
Tax receivable	(12,220)	—
Other current and non-current operating assets	(20,181)	(9,629)
Accounts payable and accrued expenses	(10,213)	4,962
Other current and non-current operating liabilities	18,296	6,778
Net cash used in operating activities	(28,873)	(53,722)
Cash Flows From Investing Activities:
Purchase of fixed assets	(2,926)	(286)
Cash paid for intangible assets	(13,039)	(11,299)
Proceeds from the sale/maturity of debt securities	223,152	180,818
Purchase of debt securities	(143,003)	(150,950)
Net cash provided by investing activities	64,184	18,283
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(6,886)	(2,562)
Payment of guaranteed minimum royalty	(1,575)	(1,559)
Proceeds from exercise of stock options	1,345	944
Proceeds from issuance of common stock, net of issuance costs	108,692	—
Proceeds from issuances under employee stock purchase plan	1,098	1,005
Net cash provided by (used in) financing activities	102,674	(2,172)
Effect of exchange rate changes on cash	60	(74)
Net change in cash and cash equivalents	138,045	(37,685)
Cash and cash equivalents, beginning of year	62,436	102,873
Cash and cash equivalents, end of period	$200,481	$65,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

RETROPHIN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2020						Three Months Ended September 30, 2019
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - June 30	50,902,874	$5	$758,945	$1,399	$(441,704)	$318,645	42,899,318	$4	$625,999	$781	$(349,695)	$277,089
Share based compensation			5,139			5,139			4,178			4,178
Issuance of common stock under the equity incentive plan and proceeds from exercise	120,313		914			914	59,083		627			627
Equity offering			48			48						—
Unrealized gain (loss) on debt securities				(479)		(479)				76		76
Foreign currency translation adjustments				(566)		(566)				315		315
ESPP stock purchase and expense			261			261			162			162
Net loss					(22,549)	(22,549)					(36,490)	(36,490)
Balance - September 30	51,023,187	$5	$765,307	$354	$(464,253)	$301,413	42,958,401	$4	$630,966	$1,172	$(386,185)	$245,957

	Nine Months Ended September 30, 2020						Nine Months Ended September 30, 2019
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	43,088,921	$4	$636,910	$726	$(416,444)	$221,196	41,389,524	$4	$589,795	$(1,529)	$(270,017)	$318,253
Share based compensation			16,613			16,613			16,125			16,125
Issuance of common stock under the equity incentive plan and proceeds from exercise	361,722		1,345			1,345	207,730		944			944
Equity offering	7,475,000	1	108,691			108,692						—
Unrealized gain on debt securities				250		250				2,359		2,359
Foreign currency translation adjustments				(622)		(622)				342		342
Issuance of common stock from maturity of the 2019 Convertible debt outstanding							1,297,343		22,590			22,590
ESPP stock purchase and expense	97,544		1,748			1,748	63,804		1,512			1,512
Net loss					(47,809)	(47,809)					(116,168)	(116,168)
Balance - September 30	51,023,187	$5	$765,307	$354	$(464,253)	$301,413	42,958,401	$4	$630,966	$1,172	$(386,185)	$245,957
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
The ongoing novel coronavirus (COVID-19) pandemic has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three and nine months ended September 30, 2020, these governmental actions and the widespread economic disruption arising from the pandemic have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.
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

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2019 10-K filed with the SEC on February 24, 2020. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2019 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
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
Intangible Assets with Cost Accumulation Model
In 2014, the Company entered into a license agreement with Mission Pharmacal in which the Company obtained the exclusive right to license the trademark of Thiola. The acquisition of the Thiola license qualified as an asset acquisition under the principles of ASC 805 in effect at the time of acquisition. The license agreement requires the Company to make royalty payments based on net sales of Thiola. The liability for royalties in excess of the annual contractual minimum is recognized in the period in which the royalties become probable and estimable, which is typically in the period corresponding with the respective sales. The Company records an offsetting increase to the cost basis of the asset under the cost accumulation model. The additional cost basis is subsequently amortized over the remaining life of the license agreement.
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for royalties in excess of the annual contractual minimum at September 30, 2020, as such royalties are not yet probable and estimable.
Adoption of New Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company's adoption of this standard has had an immaterial impact on our condensed consolidated financial statements, and there was no recorded impact to our opening accumulated deficit balance for the cumulative-effect adjustment. As of September 30, 2020, the Company held $15.0 million in trade receivables and $255.8 million in available-for-sale debt securities. Expected credit losses on our trade receivables are estimated to be immaterial and the Company has zero recorded allowances for expected credit losses on the available-for-sale debt securities held as of September 30, 2020. See Note 16 and Note 4 for further discussion.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity's own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU will require entities to use the "if-converted" method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Management has not yet completed its assessment of the impact of the new standard on the Company's financial statements.

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
The following table summarizes net product revenues for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Bile acid products	$22,912	$19,938	$66,766	$59,258
Tiopronin products	28,227	24,435	80,572	69,393
Total net product revenue	$51,139	$44,373	$147,338	$128,651

NOTE 4. DEBT SECURITIES
The Company's debt securities as of September 30, 2020 and December 31, 2019 were comprised of available-for-sale corporate and government debt securities. These securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value that are determined to be the result of credit losses, if any, on available-for-sale securities are included in other income or expense. Unrealized losses that are determined to be credit-related are also recorded as an allowance against the amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
During the nine months ended September 30, 2020, investment activity for the Company included $223.3 million in maturities and $143.0 million in purchases, all relating to debt based marketable securities.
Debt securities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Commercial paper	$63,163	$17,152
Corporate debt securities	139,548	306,436
Securities of government sponsored entities	53,075	12,500
Total debt securities	$255,786	$336,088

The following is a summary of short-term debt securities classified as available-for-sale as of September 30, 2020 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$63,167	$2	$(6)	$63,163
Corporate debt securities	Less than 1	91,922	619	—	92,541
Securities of government-sponsored entities	Less than 1	43,081	—	—	43,081
Total maturity less than 1 year		198,170	621	(6)	198,785
Corporate debt securities	1 to 2	46,485	522	—	47,007
Securities of government-sponsored entities	1 to 2	10,000	1	(7)	9,994
Total maturity 1 to 2 years		56,485	523	(7)	57,001
Total available-for-sale securities		$254,655	$1,144	$(13)	$255,786

The following is a summary of short-term debt securities classified as available-for-sale as of December 31, 2019 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$17,136	$16	$—	$17,152
Corporate debt securities	Less than 1	191,770	582	(10)	192,342
Total maturity less than 1 year		208,906	598	(10)	209,494
Corporate debt securities	1 to 2	113,799	351	(56)	114,094
Securities of government-sponsored entities	1 to 2	12,501	—	(1)	12,500
Total maturity 1 to 2 years		126,300	351	(57)	126,594
Total available-for-sale securities		$335,206	$949	$(67)	$336,088

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
The following is a summary of available-for-sale debt securities in an unrealized loss position with no credit losses reported as of September 30, 2020 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$58,166	$6	$—	$—	$58,166	$6
Corporate debt securities	—	—	—	—	—	—
Securities of government-sponsored entities	43,074	7	—	—	43,074	7
Total	$101,240	$13	$—	$—	$101,240	$13

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

As of September 30, 2020 and December 31, 2019, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. Liquidity issues that arose from economic circumstances surrounding the COVID-19 pandemic have continued to ease and unrealized losses observed in early 2020 have been substantially recovered. The credit ratings of the securities held remain of the highest quality, and while certain securities in the portfolio may be downgraded momentarily, the Federal Reserve has allowed institutions to continue to issue debt where there is need, with the government itself purchasing such securities. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Uncertainty surrounding the COVID-19 pandemic, as well as other factors unknown to us at this time, may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

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

NOTE 6.  LEASES
As of September 30, 2020, the Company had two operating leases with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California. The Company currently occupies the office space subject to the first lease, originally signed in July 2016 and later amended in July 2017 and March 2019. In April 2019, the Company entered into a second office lease with the Landlord, which was subsequently amended in May 2020, for office space in an adjacent building located in San Diego, California. The Company plans to consolidate its corporate headquarters into the new lease space beginning in late 2020 and into early 2021.
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
Coinciding with the notice delivered to the Landlord, the Company recorded an adjustment to the ROU ("Right-of-use") asset and lease liability in the first half of 2020 to reflect the impending expiration of the existing lease. The remeasurement of the lease liability resulted in a $7.5 million adjustment to the lease liability and ROU asset. The remeasured straight-line expense will be amortized over the revised lease term along with acceleration of related lease incentives.
The ROU asset and lease liability related to the new office lease is established when the Company is granted access to the premises and has the ability to direct its use, which has occurred in phases over 2020 as leased spaces became available. As such, the ROU asset for the new lease has been established prior to the extinguishment of the ROU asset and lease liability for the existing lease, resulting in an overlap of ROU assets during the interim period between inception of the new lease and the expiration of the old lease. In June 2020, the Landlord delivered possession of a portion of the new lease space for the purpose of construction of leasehold improvements. Coinciding with our ability to direct the use of that space, and utilizing a discount rate equal to our borrowing rate, the Company has established a ROU asset totaling $8.9 million and a lease liability totaling $8.8 million. The ROU asset and lease liability are offset by lease incentives associated with tenant improvement allowances totaling $2.0 million. In September 2020, the Landlord delivered possession of the remainder of the new lease space. Coinciding with our ability to direct the use of that additional space, and utilizing a discount rate equal to our borrowing rate, the Company established another ROU asset and lease liability, each of which totaled $25.7 million. Both the ROU asset and lease liability are offset by lease incentives associated with tenant improvement allowances totaling $5.9 million.
The initial term of the new lease is 7 years, 7 months, through August 2028, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. At this time, it is not reasonably certain that we will extend the term of the lease and therefore the renewal period has been excluded from the aforementioned ROU asset and lease liability measurements. The measurement of the lease term occurs from the February 2021 planned occupancy date of the primary spaces delivered in September 2020. The aggregate base rent due over the initial term of the lease is approximately $49.5 million, which consists of $13.0 million for the space delivered in June 2020, and $36.5 million for the space delivered in September 2020.

Following is a schedule of the future minimum rental commitments for our operating leases reconciled to the lease liability and ROU asset as of September 30, 2020 (in thousands):

September 30, 2020
2020	$603
2021	2,412
2022	6,020
2023	6,200
2024	6,386
Thereafter	25,113
Total undiscounted future minimum payments	46,734
Lease incentives payable by lessor	(6,884)
Present value discount	(11,130)
Total lease liability	28,720
Unamortized lease incentives, less incentives payable by lessor	(1,147)
Cash payments in excess of straight-line lease expense	(1,266)
Total ROU asset	$26,307

As of September 30, 2020, the ROU asset of $26.3 million was recorded to the Condensed Consolidated Balance Sheets as non-current Other Assets.

As of September 30, 2020, the current and non-current portions of the lease liability were recorded to the Condensed Consolidated Balance Sheets as follows (in thousands):

September 30, 2020
Other current liabilities	$798
Other non-current liabilities	27,922
Total lease liabilities	$28,720

For the three and nine months ended September 30, 2020 and 2019, the Company recorded $0.7 million and $0.7 million, respectively, and $0.5 million and $1.8 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of September 30, 2020, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $230.9 million, which was estimated utilizing market quotations, and are considered Level 2.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2020 (in thousands):

	As of September 30, 2020
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$200,481	$190,483	$9,998	$—
Debt securities, available-for-sale	255,786	—	255,786	—
Total	$456,267	$190,483	$265,784	$—
Liabilities:
Business combination-related contingent consideration	$71,300	$—	$—	$71,300
Total	$71,300	$—	$—	$71,300

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

The following table sets forth a summary of changes in the estimated fair value of the Company's business combination-related contingent consideration for the nine months ended September 30, 2020 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2020	$70,900
Changes in the fair value of contingent consideration	7,448
Contractual payments	$(4,549)
Contractual payments included in accrued liabilities at September 30, 2020	(2,454)
Foreign currency impact	(45)
Balance at September 30, 2020	$71,300

For the three and nine months ended September 30, 2020, the Company incurred charges of $5.1 million and $7.4 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities.
For the three months ended September 30, 2020, the change in fair value of contingent consideration is due to the timing of future payments and changes in market driven discount rates.
For the nine months ended September 30, 2020, the change in fair value of contingent consideration is due to the timing of future payments and changes in market driven discount rates, offset by a change in revenue projections.
For the three and nine months ended September 30, 2019, the Company incurred income of $0.7 million and charges of $5.8 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities.
For the nine months ended September 30, 2019, $5.8 million of the charges were related to the increase in contingent consideration liabilities for bile acid products. The value increased due to passage of time. During the first quarter of 2019, the Company made a portfolio decision not to pursue further development of its product candidate L-UDCA. The related contingent consideration of $18.0 million was accordingly fully written off.

NOTE 8. INTANGIBLE ASSETS
As of September 30, 2020, the net book value of amortizable intangible assets was approximately $154.2 million.
The following table sets forth amortizable intangible assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Finite-lived intangible assets	$259,537	$245,802
Less: accumulated amortization	(105,320)	(88,602)
Net carrying value	$154,217	$157,200

The following table summarizes amortization expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$292	$292	$870	$866
Selling, general and administrative	5,731	4,715	15,612	13,728
Total amortization expense	$6,023	$5,007	$16,482	$14,594

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
The composition of the Company’s 2025 Notes are as follows (in thousands):

	September 30, 2020	December 31, 2019
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(58,848)	(65,963)
Unamortized debt issuance costs	(4,501)	(5,176)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$212,651	$204,861

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
The 2025 Notes are classified on the Company’s Condensed Consolidated Balance Sheets at September 30, 2020 as long-term debt.
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
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through September 30, 2020 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,725	$1,725	$5,175	$5,175
Amortization of debt discount	2,417	2,239	7,115	6,591
Amortization of debt issuance costs	225	224	674	672
Total interest expense for the 2025 Notes	$4,367	$4,188	$12,964	$12,438

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

NOTE 10. ACCRUED EXPENSES
Accrued expenses at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Government rebates payable	$11,139	$6,584
Compensation related costs	13,393	14,045
Accrued royalties and contingent consideration	7,857	7,272
Research and development	6,801	16,067
Selling, general and administrative	7,941	3,552
Miscellaneous accrued	3,189	4,225
Total accrued expenses	$50,320	$51,745

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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended September 30,
	2020			2019
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	50,929,575	$(22,549)	$(0.44)	42,943,828	$(36,490)	$(0.85)

	Nine Months Ended September 30,
	2020			2019
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	46,289,103	$(47,809)	$(1.03)	42,109,618	$(116,168)	$(2.76)

The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units	1,400,555	808,939	1,384,748	704,023
Convertible debt	7,113,402	7,113,402	7,113,402	7,805,418
Options	8,397,889	7,526,813	8,351,302	7,709,002
Total anti-dilutive shares	16,911,846	15,449,154	16,849,452	16,218,443

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

NOTE 13.  SHARE-BASED COMPENSATION
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the nine months ended September 30, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2019	763,728	$19.64
Granted	661,688
Vested	(185,202)
Forfeited/canceled	(79,491)
Unvested September 30, 2020	1,160,723	$17.19

At September 30, 2020, unamortized stock compensation for service based restricted stock units was $15.1 million, with a weighted-average recognition period of 2.4 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the nine months ended September 30, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2019	233,500	$20.90
Granted	150,000
Vested	(73,250)
Forfeited/canceled	(110,250)
Unvested September 30, 2020	200,000	$16.67

At September 30, 2020, unamortized stock compensation for performance based restricted stock units was $1.2 million, with a weighted-average recognition period of 1.1 years.

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	7,371,733	$19.52	6.63	$4,906
Granted	1,497,375
Exercised	(103,270)
Forfeited/canceled	(394,340)
Outstanding at September 30, 2020	8,371,498	$18.95	6.58	$17,968

At September 30, 2020, unamortized stock compensation for stock options was $28.9 million, with a weighted-average recognition period of 2.6 years.
At September 30, 2020, outstanding options to purchase 5.4 million shares of common stock were exercisable with a weighted-average exercise price per share of $19.34.
Share-Based Compensation
The following table sets forth total share-based compensation for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$2,510	$1,735	$6,968	$5,301
Selling, general & administrative	2,888	2,605	10,294	11,307
Total	$5,398	$4,340	$17,262	$16,608

NOTE 14.  INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryforwards generated in taxable years beginning after December 31, 2017, to offset 100% of taxable income for taxable years beginning before January 1, 2021, and 80% of taxable income in taxable years beginning after December 31, 2020. In addition, the CARES Act allows net operating losses incurred in taxable years beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has recorded a discrete income tax benefit of $18.9 million related to this legislation during the nine months ended September 30, 2020.

NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$2,858	$2,713
Finished goods	4,401	3,369
Total inventory	$7,259	$6,082

The inventory reserve was $3.8 million and $3.1 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $15.0 million and $18.0 million at September 30, 2020 and December 31, 2019, respectively. The total reserves for both periods were immaterial.

The Company's adoption of ASU No. 2016-13, Financial Instruments - Credit Losses, and current period evaluation included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

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

NOTE 18. EQUITY OFFERINGS
Underwritten Public Offering of Common Stock
In June 2020, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price to the public of $15.50 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, was $108.7 million.
At-the-Market Equity Offering Program
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. Through the period ended September 30, 2020, the Company has not sold any shares under the ATM Agreement.

NOTE 19. SUBSEQUENT EVENTS
On October 21, 2020, Retrophin, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) with Orphan Technologies Limited (“Orphan”) and Citco Trustees (Cayman) Limited (“Trustee”) acting solely in its capacity as the sole trustee of The Fuhrer Family Trust (the “Trust” and Trustee, acting in such capacity, (“Seller”), pursuant to which the Company will acquire Orphan, and its sole pharmaceutical candidate, OT-58, by purchasing all of the outstanding shares of Orphan (the “Shares”) from Seller.
In exchange for the Shares, the Company agreed to pay Seller an upfront cash payment at closing of $90 million. Under the Agreement, the Company has also agreed to pay Seller contingent cash payments up to an aggregate of $427 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any OT-58 products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any OT-58 product is granted. The closing payment of $90 million may be adjusted after the closing, pursuant to procedures set forth in the Agreement, in connection with the finalization of the closing cash, severance payments, transaction expenses, debt and working capital amounts.

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
Uncertainty Related to the COVID-19 Pandemic
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three and nine months ended September 30, 2020, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. Our labor force is currently working remotely, which could, among other things, negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations, and we are aware that other businesses with which we engage are likely operating under similar restrictions and experiencing disruptions in their own operations, which may create obstacles in the coordination of business activities. Circumstances arising from the pandemic have slowed and could continue to slow the pace of enrollment in our clinical trials or otherwise hinder patients' abilities to comply with the clinical trial protocols and could ultimately delay the availability of results and analysis of outcomes. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new patient identification and increased requests for patient assistance due to increased levels of unemployment, either of which would negatively impact our revenues and hinder our cash flows. Similarly, we could face challenges with regard to healthcare programs, including access and changes in coverage. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We had $456.3 million in cash and cash equivalents and available-for-sale securities as of September 30, 2020, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the anticipated near-term consequences of the pandemic, although liquidity constraints and access to capital markets could warrant changes to our investment strategy. While we have not yet experienced a material impact to date, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.
Acquisition of Orphan Technologies Limited
On October 21, 2020, we entered into a Stock Purchase Agreement (the “Agreement”) with Orphan Technologies Limited (“Orphan”) and Citco Trustees (Cayman) Limited (“Trustee”) acting solely in its capacity as the sole trustee of The Fuhrer Family Trust (the “Trust” and Trustee, acting in such capacity, “Seller”), pursuant to which we will acquire Orphan, and its sole pharmaceutical candidate, OT-58, by purchasing all of the outstanding shares of Orphan (the “Shares”) from Seller.
In exchange for the Shares, we agreed to pay Seller an upfront cash payment at closing of $90 million. Under the Agreement, we have also agreed to pay Seller contingent cash payments up to an aggregate of $427 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any OT-58 products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any OT-58 product is granted. The closing payment of $90 million may be adjusted after the closing, pursuant to procedures set forth in the Agreement, in connection with the finalization of the closing cash, severance payments, transaction expenses, debt and working capital amounts.
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

Product Candidate Development Activities:
Sparsentan
Sparsentan, also known as RE-021, is an investigational product candidate with a dual mechanism of action, a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A and a potent angiotensin receptor blocker (“ARB”). Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in the following indications:
•Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage renal disease and nephrotic syndrome (“NS”). There are currently no United States Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and off-label treatments are limited to ACE/ARBs, steroids, and immunosuppressant agents, which are effective in only a subset of patients. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are up to 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. Sparsentan has orphan drug designation in the United States and European Union. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX Study of sparsentan in FSGS. The Company continues to enroll patients with FSGS in the pivotal Phase 3 DUPLEX Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled, clinical trial evaluating the safety and efficacy of sparsentan in approximately 300 patients. The DUPLEX Study protocol provides for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40 percent reduction in Up/C from baseline, at week 36. While the confirmatory endpoint of the study is the change in slope of estimated glomerular filtration rate (eGFR) after 108 weeks of treatment from baseline, successful achievement of the interim 36-week proteinuria endpoint is expected to serve as the basis for submission of a New Drug Application ("NDA") under the Subpart H accelerated approval pathway in the U.S. and Conditional Marketing Authorization ("CMA") consideration in Europe. At this time, topline data from the 36-week proteinuria endpoint analysis are expected to become available in the first quarter of 2021, and we are monitoring the potential impact the evolving COVID-19 pandemic may have on this timing.
•Immunoglobulin A nephropathy ("IgAN") is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage renal disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system ("RAAS") blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled pivotal Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in patients with IgAN, and the study continues to enroll. The PROTECT Study protocol provides for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint – the change in proteinuria (urine protein-to-creatinine ratio) at Week 36 from baseline. Successful achievement of the proteinuria endpoint is expected to support submission of an NDA under the Subpart H accelerated approval pathway in the U.S., as well as an application for CMA consideration in Europe. Secondary efficacy endpoints include the rate of change in eGFR following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. At this time, topline data from the 36-week proteinuria endpoint analysis are expected to become available in the third quarter of 2021 and we are monitoring the potential impact the evolving COVID-19 pandemic may have on this timing.
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
Results of Operations
Results of operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019.
Net Product Sales:
The following table provides information regarding net product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net product revenues by product:
Bile acid products	$22,912	$19,938	$2,974	$66,766	$59,258	$7,508
Tiopronin products	28,227	24,435	3,792	80,572	69,393	11,179
Total net product revenues	$51,139	$44,373	$6,766	$147,338	$128,651	$18,687

The sales increase for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was due to increased patient counts, as well as the normal fluctuations in timing of new patient starts and prescription refills.
Operating Expenses:
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Cost of goods sold	$1,189	$1,513	$(324)	$4,054	$3,509	$545
Research and development	32,349	33,220	(871)	93,387	104,597	(11,210)
Selling, general and administrative	31,951	29,779	2,172	100,061	101,418	(1,357)
Change in fair value of contingent consideration	5,085	(702)	5,787	7,448	5,820	1,628
Write off of L-UDCA IPR&D intangible asset	—	—	—	—	25,500	(25,500)
Write off of L-UDCA contingent consideration	—	—	—	—	(18,000)	18,000
Impairment of long-term investment	—	15,000	(15,000)	—	15,000	(15,000)
	$70,574	$78,810	$(8,236)	$204,950	$237,844	$(32,894)

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
For the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, our research and development expenses decreased by $0.9 million and $11.2 million, respectively, due to the discontinuation of the fosmetpantotenate program in PKAN.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share-based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, our selling, general and administrative expenses increased by $2.2 million and decreased by $1.4 million, respectively. The increase observed for the quarter is primarily due to new marketing activities and additional amortization expenses, while the decrease observed for the nine month period is primarily due to lower legal expenses.
Change in the valuation of contingent consideration
For the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, the change in fair value of contingent consideration is due to changes in market driven discount rates.
For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, the change in fair value of contingent consideration is due to the timing of future payments and changes in market driven discount rates, offset by a change in revenue projections.
During the first quarter of 2019, we elected to discontinue development of the L-UDCA program, resulting in the removal of the intangible asset of $25.5 million, which was originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations in 2019.
Other Income (Expenses):
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Other income (expense), net	$553	$(496)	$1,049	$788	$(673)	$1,461
Interest income	1,123	2,467	(1,344)	4,414	7,875	(3,461)
Interest expense	(4,767)	(4,547)	(220)	(14,287)	(14,230)	(57)
	$(3,091)	$(2,576)	$(515)	$(9,085)	$(7,028)	$(2,057)

The change in our other income (expenses) for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 of $0.5 million and $2.1 million, respectively, is primarily due to lower average balances in investments in debt securities and lower interest rates.
Income Tax Benefit (Provision):
For the nine months ended September 30, 2020, we recognized an income tax benefit of $18.9 million, primarily related to provisions of the CARES Act concerning net operating loss carrybacks. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
At September 30, 2020, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the nine months ended September 30, 2020.

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

We had the following balances at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cash & Cash Equivalents	$200,481	$62,436
Debt securities	255,786	336,088
Accumulated Deficit	(464,253)	(416,444)
Stockholders' Equity	301,413	221,196
Net Working Capital*	$422,256	$333,615
Net Working Capital Ratio**	6.60	4.50
* Current assets less current liabilities.
**Current assets divided by current liabilities.

Future Minimum Rental Commitments
We have future minimum rental commitments totaling $46.7 million arising from our operating leases. These commitments consist of $0.8 million in aggregate base rent for our existing office lease estimated to expire in January 2021 and $49.5 million in aggregate base rent through August 2028 for the new lease space, less seven months of rent abatement totaling $3.4 million and $0.1 million in advance rent.
Underwritten Public Offering of Common Stock
In June 2020, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price to the public of $15.50 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, was $108.7 million.
At-the-Market Equity Offering Program
In February 2020, we entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. Through the period ended September 30, 2020, we have not sold any shares under the ATM Agreement.
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
The composition of our 2025 Notes are as follows (in thousands):

	September 30, 2020	December 31, 2019
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(58,848)	(65,963)
Unamortized debt issuance costs	(4,501)	(5,176)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$212,651	$204,861

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
Cash Flows from Operating Activities
Cash used in operating activities was $28.9 million for the nine months ended September 30, 2020 compared to cash used of $53.7 million for the nine months ended September 30, 2019. The change in cash used in operations is due to lower R&D expenses from the discontinuation of the fosmetpantotenate program in PKAN and lower legal expenses, offset by increased revenues and changes in net working capital.
Cash Flows from Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2020 was $64.2 million, compared to cash provided of $18.3 million for the nine months ended September 30, 2019.  The change was due to the sale and maturity of our available-for-sale investments that were not reinvested.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2020 was $102.7 million compared to cash used of $2.2 million for the nine months ended September 30, 2019. The increase in cash provided was due to the underwritten public offering of our common stock in June 2020.
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

Off Balance Sheet Arrangements
None.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash and debt securities primarily in United States government backed securities and debt instruments of financial institutions and corporations with investment-grade credit ratings. These instruments have various short and long-term maturities, not exceeding two years. We do not utilize derivative financial instruments, derivative commodity instruments, or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive investments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would decrease our available-for-sale debt securities as of September 30, 2020 by approximately $1.4 million if the Company were to sell the securities.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
These risks and uncertainties impact all of our clinical programs that we pursue and have been amplified by the ongoing COVID-19 pandemic, as described below. We will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, and in the case of foreign commercialization, to the applicable foreign regulatory authorities, in well-designed and conducted clinical trials, that our product candidates are safe and effective and otherwise meet the appropriate standards required for approval for a particular indication.
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
In 2018 we initiated the following Phase 3 clinical trials of sparsentan: 1) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the “DUPLEX Study”), and 2) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of IgAN (the “PROTECT Study”).  We are conducting the DUPLEX Study and the PROTECT Study under the Subpart H pathway for potential accelerated approval in the United States, and in Europe we plan to pursue potential Conditional Marketing Authorization, in both jurisdictions based on change in proteinuria.  Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints. For example, in the DUPLEX Study in conjunction with ongoing FDA dialogue to enable submission for potential approval on the subpart H pathway, in November 2020 we adopted an eGFR measurement over a 108-week period following randomized treatment, to support full approval.
We expect that the FDA’s and EMA’s determination as to whether the sufficiency of the data supports an accelerated approval in either jurisdiction will be made during the application review process based on the totality of the data, including eGFR data available at the time of the subpart H submissions from the respective studies. There can be no assurance that even if we achieve statistical significance on the interim or primary endpoints for the DUPLEX Study and/or the PROTECT Study, as applicable, that the FDA or EMA will deem that sufficient to grant accelerated approval or Conditional Marketing Authorization.
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
In both our DUPLEX and PROTECT studies, we plan to unblind the 36 week proteinuria endpoint data from the initial 190 patients and 280 patients, respectively, and if supported by the totality of the data for each study, submit an NDA under Subpart H for accelerated approval and file for Conditional Marketing Authorization in the EU for sparsentan for the treatment of FSGS and IgAN, respectively.  We currently intend to either substantially or fully enroll each of the studies before unblinding and announcing top-line results from the proteinuria analysis from each such study, so as to reduce the risk of bias in the conduct of the ongoing study or jeopardizing completion of enrollment. If the rate of enrollment is slower than we had anticipated, due to the COVID-19 pandemic or otherwise, or if there are barriers to data collection or monitoring activities due to the COVID-19 pandemic, our current timelines for unblinding and announcing top-line results from the studies could be delayed. In addition, we have recently increased the sample size for the confirmatory portion of the PROTECT Study from 280 patients to 380 patients, which will increase the number of patients to be enrolled in the PROTECT Study in accordance with the above sequencing of events and could further exacerbate any such delays. Any such delays would also push back our planned NDA submission timelines for the particular study.
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
We have completed our response to a civil investigative demand from the FTC related to the marketing, sale, distribution and pricing of our products, including Thiola. While the investigation remains open, at this time the FTC has not indicated that it has additional questions for us, and has not initiated any claim or proceeding against us relating to these matters.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There remain judicial, Congressional, and political challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the "Tax Act"), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amended the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the Centers for Medicare & Medicaid Services ("CMS") published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine the risk adjustment. On April 27, 2020, the United States Supreme Court reversed a federal circuit court decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when the Supreme Court will make a decision. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.
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
Obtaining reimbursement approval for a product from each government or other third-party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-

effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-United States regulatory authorities. Also prior authorization for a product may be required. In addition, there is a risk that full reimbursement may not be available for high-priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration’s budget proposals for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. The final rule codified CMS’s policy change that was effective January 1, 2019. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; (iv) a policy that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Although a number of these existing measures, and other potential measures, may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.
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
* Use of third parties to manufacture our products and product candidates may increase the risk that we will not have sufficient quantities of our product and product candidates or such quantities at an acceptable cost, and clinical development and commercialization of our product and product candidates could be delayed, prevented or impaired.
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
We intend to rely on third-party manufacturers for the long-term commercial supply of our development stage product candidates, including sparsentan. We expect the manufacturers of each product candidate to at least initially and potentially for a significant period of time, be single source suppliers to us. Reliance on third-party manufacturers entails risks to which we may not be subject if we manufactured our product candidates or products ourselves, including:
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
Our product and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If the third parties that we engage to manufacture products for our developmental or commercial products should cease to continue to do so for any reason, we likely would experience interruptions in cash flows and/or delays in advancing our clinical trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. Later relocation to another manufacturer will also require notification, review and other regulatory approvals from the FDA and other regulators and will subject our production to further cost and instability in the availability of our product candidates. In addition, if we are not able to obtain adequate supplies of our product candidates, or the drug substances used to manufacture them, it will be more difficult for us to sell our products and to develop our product candidates. This could greatly reduce our competitiveness. On March 27, 2020, President Trump signed into law the CARES Act in response to the COVID-19 pandemic. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the Act enhances FDA’s existing authority with respect to drug shortage measures. Under the Act, manufacturers must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.
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
The ongoing COVID-19 pandemic is impacting domestic and worldwide economic activity, including global financial markets. The COVID-19 pandemic also poses the risk that we or our clinical trial subjects, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may be requested or mandated by governmental authorities. In addition, the COVID-19 pandemic could impact personnel at third-party manufacturing facilities in the United States and other countries, including China, or the availability or cost of materials, which could potentially disrupt the supply chain for our commercial products, our product candidates or the comparator products in our ongoing clinical trials.
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
Beginning in March 2020, substantially all of our workforce began working from home either all or substantially all of the time as a result of applicable stay-at-home and shelter-in-place orders. The effects of these orders and our related work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, if and when the applicable orders are lifted and our employees return to the office, although we plan to take precautions to avoid the spread of COVID-19 among our employees, we cannot guarantee our workforce will not face an outbreak that could adversely impact our operations
While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and convertible notes. In addition, a further market correction, recession or depression resulting from the spread of COVID-19 could materially adversely affect our business and the value of our common stock and convertible notes.
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
* We may not complete the acquisition of Orphan Technologies Limited when expected, or at all.
In October 2020, we entered into a definitive stock purchase agreement to acquire Orphan Technologies Limited (“Orphan”), a privately held, clinical-stage biopharmaceutical company focused on the development of product candidate OT-58 for the treatment of classical homocystinuria. The closing of the acquisition is subject to customary conditions, including the consummation of a spinout agreement for Orphan’s preclinical OT-15 product candidate. Although we anticipate the acquisition closing in the fourth quarter of 2020, there can be no assurance that the acquisition will be consummated when expected, or at all. Failure to complete the acquisition of Orphan could negatively impact our growth opportunities, particularly in the area of rare metabolic disorders, as well as our efforts to expand our pipeline as part of our overall business strategy.
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
From time to time we may become involved in certain litigation matters, including those described in Note 12 of the Condensed Consolidated Financial Statements included in this report. Although we intend to vigorously defend our interests in each matter, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such matters. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if we are successful in defending our interests in each matter, litigation with respect to such matters could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, as defined by such law and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year.
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
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. International data protection laws also impose strict obligations on the ability to process health related and other personal information of citizens of member states, including in relation to collection, analysis and transfer. The EU General Data Protection Regulation was officially adopted in April 2016 and has been in effect since May 2018. The EU General Data Protection Regulation introduced new data protection requirements in the European Union, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we control and/or process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. For example, on July 16, 2020, the Court of Justice of the European Union issued a decision that declared the "Privacy Shield" framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of the European Economic Area ("EEA") to the United States and certain other countries. We are evaluating the implications of the decision for transfers of personal data from the EEA and will assess alternate transfer options and limitations as additional regulatory guidance becomes available. Additionally, California recently enacted legislation known as the California Consumer Privacy Act (the “CCPA”), which creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which became effective on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.
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
As of December 31, 2019, we had federal net operating loss, or NOL, and capital loss carryforwards of $112.3 million. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has recorded an income tax benefit of $18.9 million related to this legislation.
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
* The withdrawal of the United Kingdom, from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period. Under the formal withdrawal arrangements between the United Kingdom and the European Union, the parties had until June 30, 2020 to agree to extend the Transition Period if required. No such extension was agreed prior to such date. No agreement has yet been reached between the United Kingdom and the European Union and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020.No such extension was agreed prior to such date. No agreement has yet been reached between the United Kingdom and the European Union and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020.
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
As of September 30, 2020, we had approximately $276 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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

10.1¥*	Master Manufacturing Supply Agreement, dated September 30, 2020, between the Company and STA Pharmaceutical Hong Kong Limited, a subsidiary of WuKi AppTec
10.2¥*	Fifth Amendment to Trademark License and Supply Agreement, effective September 30, 2020, between the Company and Mission Pharmacal Company
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2020	RETROPHIN, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer