Form 10-K
period 2020-12-31
Travere Therapeutics, Inc.
filed 2021-03-01
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-36257
TRAVERE THERAPEUTICS, INC.
(Exact Name of Registrant as specified in its Charter)

Delaware	27-4842691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3611 Valley Centre Drive, Suite 300
San Diego, CA 92130
(Address of Principal Executive Offices)
888-969-7879
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TVTX	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,030,786,130.
The number of shares of outstanding common stock, par value $0.0001 per share, of the registrant as of February 24, 2021 was 60,236,033.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain information contained in this Annual Report on Form 10-K of Travere Therapeutics, Inc., a Delaware corporation (the “Company”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company's management and is subject to its interpretation of what are believed to be significant factors affecting the Company's business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:
•our ability to produce, sustain and expand sales of our products;
•our ability to develop, acquire and/or introduce new products;
•our projected future sales, profitability and other financial metrics;
•our future financing plans;
•our anticipated needs for working capital;
•the anticipated trends in our industry;
•acquisitions of other companies or assets that we might undertake in the future;
•our operations in the United States and abroad, and the domestic and foreign regulatory, economic and political conditions; and
•competition existing today or that will likely arise in the future.
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

Risk Factor Summary
Below is a summary of material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our common stock.
•Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, including sparsentan and TVT-058, which could prevent or significantly delay their regulatory approval.
•The Interim results from the Phase 3 DUPLEX Study may not support accelerated approval and conditional marketing authorization submissions of sparsentan for FSGS.
•Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.
•An extended delay in the rate of enrollment in our ongoing PROTECT Study or the Phase 1/2 Study of TVT-058, as a result of the COVID-19 pandemic or otherwise, may delay our timelines for un-blinding and announcing top line results, and, with respect to sparsentan for IgAN, could delay our planned NDA filing under the Subpart H approval pathway.
•Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•The commercial success of Chenodal, Cholbam and Thiola depends on them being considered to be effective drugs with advantages over other therapies.
•We are subject to generic competition, and recent developments relating to generic competition for pharmaceutical products could cause our product sales and business to be negatively impacted.
•Changes in reimbursement practices of third-party payers, or patients' access to insurance coverage, could affect the demand for our products and/or the prices at which they are sold.
•We are dependent on third parties to manufacture and distribute our pharmaceutical products who may not fulfill their obligations.
•If we are unable to maintain an effective and specialized sales force, we will not be able to commercialize our products successfully.
•Our products may not achieve or maintain expected levels of market acceptance or commercial success.
•If the market opportunities for our products and product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.
•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.
•We do not currently have patent protection for our commercial products. If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.
•We expect to rely on orphan drug status to develop and commercialize certain of our product candidates, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits.
•Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
•We face potential product liability exposure far in excess of our limited insurance coverage.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our operating results will suffer if we fail to compete effectively.
•The COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition.
•Our limited operating history makes it difficult to evaluate our future prospects, and our profitability in the future is uncertain.
•We will likely experience fluctuations in operating results and could incur substantial losses.
•Negative publicity regarding any of our products could impair our ability to market any such product and may require us to spend time and money to address these issues.
•We may need substantial funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
•The market price for shares of our common stock may be volatile and purchasers of our common stock could incur substantial losses.
•We may be unable to successfully integrate new products or businesses we may acquire.
•We may become involved in certain litigation matters, any of which could result in substantial costs, divert management's attention and otherwise have a material adverse effect on our business, operating results or financial condition.
•We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and may limit our commercial success.
•Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.

•We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.
•Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
•Our indebtedness could adversely affect our financial condition.
•We may be unable to raise the funds necessary to repurchase the $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes") for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2025 Notes or pay cash upon their conversion.

PART I
In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we”, “our”, “us”, “Travere” and the “Company” refer to Travere Therapeutics, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries.
We own or have rights to various trademarks used in our business, including those referenced in the subsection of Item 1 below titled “Trademarks”. Our logos and trademarks are the property of Travere Therapeutics, Inc. All other brand names or trademarks appearing in this report are the property of their respective holders.
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
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney, liver, and metabolic diseases. Our approach centers on our innovative pipeline with multiple late clinical-stage programs targeting rare diseases with significant unmet medical needs. Our lead pipeline candidate, sparsentan, is an investigational product candidate in late-stage development for focal segmental glomerulosclerosis (FSGS) and IgA nephropathy (IgAN) – rare kidney disorders that often lead to end-stage kidney disease. We are also developing TVT-058 for the treatment of classical homocystinuria, a genetic disorder caused by a deficiency in a pivotal enzyme essential to the body. Our early research efforts include partnering with patient advocacy groups and government researchers to identify potential therapeutics for NGLY1 deficiency and Alagille syndrome, conditions with no approved treatment options. In addition, we continue to evaluate potential opportunities to expand our pipeline and approved products through licenses and acquisitions of products in areas that will serve rare patients with serious unmet medical need and that we believe offer attractive growth characteristics. Our research and development efforts are at the forefront of our mission to address the unmet needs of patients and we support this innovation by reinvesting revenues from our commercialized products, Chenodal®, Cholbam®, Thiola® and Thiola EC®. We are committed to ensuring broad access, educational and diagnostic support for patients. At Travere Therapeutics, "we are in rare for life."

Our Pipeline and Approved Products
We have a diversified pipeline designed to address areas of high unmet need in rare kidney, liver, and metabolic diseases. We invest revenues from our commercial portfolio into our pipeline with the goal of delivering new treatments for diseases with no approved therapies.
The following table summarizes the status of our clinical programs, preclinical programs and approved products, each of which is described in further detail below.

*	TVT-058 is currently in a Phase 1/2 clinical study.
**
CDCA is not indicated for CTX but has received a medical necessity determination in the US by the FDA for CTX. Travere Therapeutics is conducting a Phase 3 clinical trial to examine the safety and efficacy of CDCA (Chenodal®) for the treatment of CTX.

Clinical Programs:
Sparsentan
Sparsentan, also known as RE-021, is a novel investigational product candidate designed with a dual mechanism of action, as a selective endothelin receptor antagonist (“ERA”), that has shown in vitro selectivity toward endothelin receptor type A and as a potent angiotensin receptor blocker, in a single molecule. Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in rare kidney diseases, including:

•Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage kidney disease (ESKD) and nephrotic syndrome. There are currently no United States Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. Sparsentan has orphan drug designation for FSGS in the United States and European Union. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX study of sparsentan in FSGS. The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40% reduction in Up/C from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). A preliminary review of the results from the interim analysis suggest that to date in the study, sparsentan has been generally well-tolerated and the overall safety results in the study to date have been generally comparable between treatment groups. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. Consistent with the DUPLEX Study protocol, patients will continue in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis. The DUPLEX Study is fully enrolled and topline results from the confirmatory endpoint are expected in the first half of 2023.
Based on the data from the interim analysis, we intend to pursue submissions for accelerated approval of sparsentan for FSGS under the Subpart H regulatory pathway in the United States and pursuant to Conditional Marketing Authorization ("CMA") in Europe. During the first half of 2021, we plan to have a pre-NDA meeting with the FDA, and to initiate corresponding interactions with the European Medicines Agency ("EMA"), to discuss the ongoing study and to establish next steps for filing with the available data set.
•Immunoglobulin A nephropathy ("IgAN") is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage kidney disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system ("RAAS") blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled pivotal Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in patients with IgAN, and the study continues to enroll. The PROTECT Study protocol provides for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint - the change in proteinuria (urine protein-to-creatinine ratio) at week 36 from baseline. Successful achievement of the proteinuria endpoint is expected to support submission of an NDA under the Subpart H accelerated approval pathway in the U.S., as well as an application for CMA consideration in Europe. Secondary efficacy endpoints include the rate of change in eGFR following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. At this time, top-line data from the 36-week proteinuria endpoint analysis are expected to become available in the third quarter of 2021 and we are monitoring the potential impact the evolving COVID-19 pandemic may have on this timing. Sparsentan has orphan drug designation for IgAN in the United States and European Union.
TVT-058
TVT-058 (previously OT-58) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system issues. TVT-058 is currently being tested in a Phase 1/2 double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. At this time, preliminary data from the ongoing Phase 1/2 study are expected to become available in 2021 and we are monitoring the potential impact the evolving COVID-19 pandemic may have on this timing. TVT-058 has been granted Rare Pediatric Disease and Fast Track designations by the FDA, as well as orphan drug designation in the United States and European Union. It is estimated that there are at least 3,500 people living with HCU in the United States with similar numbers in Europe. We acquired TVT-058 as part of the November 2020 acquisition of Orphan Technologies Limited ("Orphan").
Chenodal
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. While indicated for radiolucent stones in the gallbladder, Chenodal has been recognized as the standard of care for cerebrotendinous xanthomatosis (CTX) for more than three decades, although it is not currently approved for this indication. CTX is a rare, progressive and underdiagnosed bile acid synthesis disorder affecting many parts of the body. In January 2020, we randomized the first patients in our Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX, and the study continues to enroll. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States.
Preclinical Programs:
We are a participant in two Cooperative Research and Development Agreements ("CRADAs"), which form a multi-stakeholder approach to pool resources with leading experts, and incorporate the patient perspective early in the therapeutic identification and development process. We have partnered with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and leading patient advocacy organizations aimed at the identification of potential small molecule therapeutics, including CDG Care for NGLY1 deficiency and Alagille Syndrome Alliance for Alagille syndrome ("ALGS"). There are no treatment options currently approved for these diseases.
Approved Products:
Thiola and Thiola EC (tiopronin)
Thiola and Thiola EC are approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. Due to the larger stone size, cystine stones may be more difficult to pass, often requiring surgical procedures to remove. More than 80 percent of people with cystinuria develop their first stone by the age of 20. More than 25 percent will develop cystine stones by the age of 10. Recurring stone formation can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. While a portion of people living with the disease are able to manage symptoms through diet and fluid intake, the prevalence of cystinuria in the US is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the US that would be candidates for Thiola or Thiola EC.
In June 2019 we announced that the FDA approved 100 mg and 300 mg tablets of Thiola EC, a new enteric-coated formulation of Thiola, to be used for the treatment of cystinuria. Thiola EC offers the potential for administration with or without food, and the ability to reduce the number of tablets necessary to manage cystinuria. Thiola EC became available to patients in July of 2019.
Cholbam (cholic acid)
The FDA approved Cholbam (cholic acid capsules) in March 2015, the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisome biogenesis disorder-Zellweger spectrum disorder. The effectiveness of Cholbam has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders. An estimated 200 to 300 patients are current candidates for therapy.
Cholbam was previously marketed in Europe under the branded name Kolbam. Sales of Kolbam in Europe were not a material component of our business, and in July 2020, we withdrew our European marketing approval application for Kolbam.
Chenodal (chenodiol)
Chenodal is a synthetic oral form of chenodeoxycholic acid ("CDCA"), a naturally occurring primary bile acid synthesized from cholesterol in the liver. The FDA approved Chenodal for the treatment of people with radiolucent stones in the gallbladder. In 2010, Chenodal was granted orphan drug designation for the treatment of cerebrotendinous xanthomatosis ("CTX"), a rare autosomal recessive lipid storage disease. We acquired Chenodal in March 2014.
While Chenodal is not labeled for CTX, it received a medical necessity determination in the US by the FDA and has been used as the standard of care for more than three decades. We are working to obtain FDA approval of Chenodal for the treatment of CTX and initiated a Phase 3 clinical trial for this indication in January 2020. The prevalence of CTX is estimated in the literature to be as high as 1 in 70,000 in the overall population. Pathogenesis of CTX involves deficiency of the enzyme 27-hydroxylase (encoded by the gene CYP27A1), a rate-limiting enzyme in the synthesis of primary bile acids, including CDCA, from cholesterol. The disruption of primary bile acid synthesis in CTX leads to toxic accumulation of cholesterol and cholestanol in most tissues. Patients may present with intractable diarrhea, premature cataracts, tendon xanthomas, atherosclerosis, and cardiovascular disease in childhood and adolescence. Neurological manifestations of the disease, including dementia and cognitive and cerebellar deficiencies, emerge during late adolescence and adulthood. The types, combinations and severity of symptoms can be different from person to person, and making diagnosis challenging and often delayed. Oral administration of CDCA has been shown to normalize primary bile acid synthesis in patients with CTX.
Our Strategy
Our vision is to become a leading biopharmaceutical company dedicated to the delivery of innovation and hope to patients in the global rare disease community. In order to achieve our vision, we intend to:

•Focus on developing products to treat rare diseases characterized by severe unmet medical needs. We believe that our research, development, and commercialization capabilities in rare disease represent distinct competitive advantages. We leverage our development capabilities in rare disease to focus on advancing therapeutic candidates with life-changing potential. Given these capabilities, the well-established regulatory model and the ability to demonstrate clinical effects in small clinical studies, we believe that we can successfully bring new therapies to patients living with severe unmet medical needs.
•Develop a sustainable pipeline by employing disciplined decision criteria in the evaluation of potential in-licensing candidates. We seek to build a sustainable product pipeline by employing multiple therapeutic approaches and by developing or acquiring orphan drug candidates. We seek to augment our internally developed pipeline projects by selectively and strategically acquiring pipeline assets that will add value to the portfolio. We intend to mitigate risk by employing rigorous decision criteria, favoring drug candidates that have undergone at least some clinical study. Our decision to acquire rights to a drug candidate also depends on the scientific merits of the available clinical data; the identifiable orphan patient population; the economic terms of any proposed acquisition of rights; the projected amount of capital required to develop the drug candidate; and the economic potential of the drug candidate, should it be commercialized. We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future drug candidates.
•Evaluate the commercialization strategies on a product-by-product basis to maximize the value of each. As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include utilizing or expanding our own internal sales force; entering into joint marketing partnerships with other pharmaceutical or biotechnology companies, whereby we jointly sell and market the product; and out-licensing our products, whereby other pharmaceutical or biotechnology companies sell and market our product and pay us a royalty on sales. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market and terms of potential offers from other pharmaceutical and biotechnology companies.
•Listen to patients. Leadership in rare disease demands attention beyond innovative medicines. By listening to patients and leaders in the rare disease community, including those who have traditionally been underserved, we are focusing on barriers that prevent some patients from accessing the incredible innovation that our industry is delivering, including access to clinical trials and rare disease specialists.
•Support earlier diagnosis. We support efforts in furtherance of enabling earlier diagnosis. For example, we provide a cholestasis gene panel to help families gain understanding of their infant's condition. The growth of our commercial business reflects the strong capabilities of our commercial and medical teams to work across multiple medical specialties to help patients find a diagnosis.
Competition
The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Many of our competitors are larger than our company and have substantially greater financial, marketing and technical resources than we have.
The development and commercialization of new products to treat rare diseases is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies. As a result, there are, and will likely continue to be, extensive research and substantial financial resources invested in the discovery and development of new orphan drug products.
Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. The speed with which we can develop products, complete preclinical testing, clinical trials, approval processes, and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement, patent position, and regulatory exclusivity.
Chenodal
There are other approved chenodeoxycholic acid products available outside of the United States. Furthermore, Chenodal is subject to immediate competition from compounded and generic entrants, as the ANDA for this drug has no remaining patent or nonpatent exclusivity.
Cholbam
There are currently no FDA-approved treatments in the United States that compete with Cholbam.
Thiola
Penicillamine agents, including Cuprimine and Depen are FDA approved for the treatment of cystinuria, as well as Wilson’s disease. Additional generic versions of penicillamine have been approved by the FDA and some have entered the market.

Captopril is not FDA approved for the treatment of cystinuria but has been prescribed for patients with cystinuria.
Advicenne Pharma is developing ADV-7103, a microtablet formulation containing potassium citrate monohydrate and potassium bicarbonate, for the potential oral treatment of cystinuria. The EMA has granted orphan drug designation for the use of ADV-7103 for the treatment of cystinuria.
Furthermore, Thiola is subject to immediate competition from compounded and generic entrants, as the NDA for this drug has no remaining patent or nonpatent exclusivity.
Sparsentan
There are currently no pharmacological treatments approved by the FDA or the EMA for FSGS or IgAN in the US or Europe. For FSGS the current standard of care includes steroids, ACE/ARBs, calcineurin inhibitors, dialysis, and renal transplant. For IgAN, the current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression also being commonly used in patients with significant proteinuria or rapidly progressive glomerulonephritis.
Based on public sources, Chinook Therapeutics, Complexa Inc., Dimerix Bioscience, Goldfinch Bio, Pfizer Inc., Reata Pharmaceuticals and Vertex Pharmaceuticals may have programs in clinical development for the treatment of FSGS or related conditions.
Based on public sources, Alexion Pharmaceuticals, Alnylam Pharmaceuticals, Apellis Pharmaceuticals, Calliditas Therapeutics / Everest, Chinook Therapeutics, DiaMedica Therapeutics, Ionis Pharmaceuticals / Roche, Novartis, Omeros Corporation, Otsuka (Visterra), Reata Pharmaceuticals, and Vera Therapeutics may have programs in clinical development for the treatment of IgAN.
Additionally, there are several Phase 1 assets in development and other pre-clinical programs that may enter the clinic for the treatment of FSGS, IgAN, or related conditions. In addition, there are reports that certain SGLT2 inhibitors may obtain expanded labels to include chronic kidney disease, which agents could potentially be competitive with or complementary to sparsentan for the treatment of FSGS and/or IgAN, if approved.
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
As consideration for the license, we are required to make payments upon the achievement of certain milestones, totaling up to $114.1 million. Should we commercialize sparsentan or any products containing any of the licensed compounds, we will be obligated to pay Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. Through 2020, we have made aggregate milestone payments to Ligand of $7.2 million under the terms of the license agreement.
Under the terms of the license agreement, Bristol-Myers Squibb Company ("BMS") has a right of first negotiation and Ligand has a right of second negotiation with respect to any license arrangement for a licensed compound except to the extent such rights may be waived.
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
Our commercial success will depend in part on obtaining and maintaining patent protection and for our current and future product candidates, their use in treating particular diseases, and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products depends on the extent to which we have rights under valid and enforceable patents that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes.
Sparsentan
As of December 31, 2020, our patent portfolio for sparsentan was comprised of four distinct patent families, one of which is exclusively licensed from Ligand (the “Ligand patent family”). The other three patent families are owned by Travere (the "Travere patent family"). We previously had one additional licensed patent family related to sparsentan that was owned by BMS, exclusively licensed to Ligand and sub-licensed to us by Ligand. However, as of December 31, 2019, the BMS patent family is expired and therefore no longer in force.
The Ligand patent family is directed to methods of using sparsentan in the treatment of various diseases, including glomerulosclerosis and IgAN. As of December 31, 2020, this patent family included two US patents (US Patent No. 9,662,312, which we refer to herein as the ‘312 patent, and US Patent No. 9,993,461, which we refer to herein as the ‘461 patent), a pending US application (Application Serial No. 17/100,095, filed November 20, 2020), two European patents (European Patent No. EP2732818, which we refer to herein as the European ‘818 patent, and European Patent No. EP3222277, which we refer to herein as the European ‘277 patent), a pending European application, a granted Hong Kong patent, and a pending Hong Kong application. The ‘312 patent and the European ‘818 patent claim the use of sparsentan for treating glomerulosclerosis. The ‘461 patent and the European '277 patent each claim both the use of sparsentan for treating glomerulosclerosis and the use of sparsentan for treating IgAN. We expect the US and foreign patents in this patent family to expire in March 2030. In November 2020, a third party filed an opposition to the European ‘277 patent and we intend to vigorously defend the European '277 against the opposition. If we were to be unsuccessful in doing so, we would expect to rely on the data and/or marketing exclusivity that we expect to be available in Europe, as described below under “Regulatory Exclusivity.”
The first Travere patent family is directed to methods of using sparsentan in the treatment of various kidney diseases, including focal segmental glomerulosclerosis (FSGS) and IgAN, by achieving a specified urine protein to creatinine ratio. As of December 31, 2020, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 10,864,197, which we refer to herein as the ‘197 patent) and pending patent applications in the US, Brazil, Canada, China, the European Patent Office, Japan, Korea, New Zealand and South Africa. The ‘197 patent claims use of sparsentan for treating Alport syndrome.
The second Travere patent family is comprised of an international patent application (i.e., a PCT application) filed in 2019. This patent family is directed to methods of using sparsentan for treating Alport syndrome.
Likewise, the third Travere patent family also is comprised of a PCT application filed in 2019. This patent family is directed to an amorphous form of sparsentan.
It is possible, assuming that sparsentan achieves regulatory approval and depending upon the date of any such approval, that the term of either the ‘312 patent or the ‘461 patent may be extended under the provisions of the Hatch-Waxman Act. Patent term extension also may be available in certain foreign jurisdictions upon regulatory approval. Likewise, it is possible, assuming that sparsentan achieves regulatory approval in Europe and depending upon the date of any such approval, that the term of either the European ‘818 patent or the European '277 patent may be extended in various European countries under the provisions governing Supplementary Protection Certificates (SPCs).

Thiola
Our patent portfolio for Thiola is comprised of a patent family which is exclusively licensed from Mission Pharmacal (the “Mission patent family”). The Mission patent family is directed to a new formulation of Thiola, known as Thiola EC. As of December 31, 2020, this patent family included a US patent application filed in 2018.
Regulatory Exclusivity
If we obtain marketing approval for sparsentan in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory exclusivity for the approved drug. For example, in the United States, an FDA-approved drug product may be eligible to receive five years of new chemical entity ("NCE") exclusivity or, for drugs granted an orphan designation by the FDA, seven years of orphan drug exclusivity ("ODE"). In addition, both the five-year NCE period and the seven-year ODE period may be extended by six months upon submission of satisfactory written reports to the FDA of clinical studies conducted in pediatric populations.
In the European Union and European Free Trade Association ("EFTA") member states, a new drug product approved by the EMA may receive eight years of data exclusivity and 10 years of marketing exclusivity. The 10-year period of marketing exclusivity may extend to 11 years if, during the eight-year period of data exclusivity, the product receives marketing authorization for a second therapeutic that provides a significant clinical benefit in comparison to existing therapies. Additionally, upon approval by the EMA, orphan drugs may receive 10 years of market exclusivity or, in the case of orphan drugs for which a pediatric investigational plan (PIP) has been completed, 12 years of market exclusivity. The new drug exclusivity and the orphan drug exclusivity run concurrently from the date of EMA approval. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.
Chenodal
Chenodal received orphan drug designation in the United States for the treatment of CTX in 2010. Consequently, if Chenodal is the first chenodeoxycholic acid product to gain FDA approval for the treatment of CTX, we expect it will be granted seven years of marketing exclusivity in the US for that indication. Currently Chenodal does not have regulatory exclusivity in the US.
Cholbam
Cholbam received orphan drug designation in the United States for the treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for patients with peroxisomal disorders, and therefore is expected to have marketing exclusivity in the US for these indications until March 2022.
Thiola
Thiola does not have regulatory exclusivity in the United States.
Trademarks
Our trademark portfolio includes both Travere-owned and Travere-licensed trademarks and is comprised of various US and foreign registered trademarks and pending trademark applications relating to our company name, our commercial products (Thiola, Thiola EC, Chenodal and Cholbam), and our product candidates (i.e. sparsentan).
More specifically, as of December 31, 2020, our trademark portfolio included a US trademark application and foreign registered trademark and trademark applications for the mark “Travere Therapeutics”, US and foreign trademark applications and foreign registered trademarks relating to sparsentan, one registered US trademark and one registered Canadian trademark for the mark “CHENODAL”, one registered US trademark directed to the Chenodal logo, one registered US trademark for the mark “MANCHESTER PHARMACEUTICALS”, one registered US trademark for the mark “KEEP IT BELOW THE LINE”, registered US and foreign trademarks for the mark “CHOLBAM”, a registered European Community trademark for the mark “KOLBAM”, a registered US trademark for the mark “TOTAL CARE HUB”, a registered US trademark for the Total Care Hub logo, and a registered US trademark for a leaves logo. In addition, under our license agreement with Mission we have an exclusive license to use Mission’s trademarks related to Thiola and Thiola EC, including three registered US trademarks and one registered Canadian trademark for the mark “THIOLA”, and one registered US trademark for the mark "Thiola EC".
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
Manufacturing
Nexgen Pharma, which was acquired by LGM Pharma in 2020, manufactures Chenodal, New Zealand Pharma manufactures the active pharmaceutical ingredient for Cholbam, Patheon Inc. formulates and packages Cholbam, and Mission manufactures Thiola and Thiola EC.
We intend to continue to use our financial resources to accelerate development of our drug candidates rather than establishing our own manufacturing facilities. We intend to meet our preclinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us.
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
Sales, Marketing and Distribution
During fiscal 2020, we continued to utilize our specialty sales force to market our FDA-approved products in the US. In order to commercialize our clinical drug candidates if and when they are approved for sale in the US or elsewhere, we will need to increase our marketing, sales and distribution capabilities. In February 2021, we entered into a limited co-promotion arrangement with Albireo Pharma, Inc. (“Albireo”), whereby our Cholbam dedicated sales representatives will dedicate a portion of their efforts to promoting Albireo’s product candidate odevixibat for Progressive Familial Intrahepatic Cholestasis (“PFIC”), if approved. The initial term of the arrangement is two years from launch of odevixibat (anticipated to be in the third quarter of 2021, if approved), terminable at will by either party after one year following launch.
Commercialization
Through deep understanding of patient and healthcare provider needs, we believe we are able to:
•serve patients living with rare disease that have limited treatment options;
•drive optimum performance of our marketed products;
•educate and train healthcare providers about our products and the diseases for which they are approved to treat;
•support access to and reimbursement coverage for our products without significant restrictions; and
•minimize the number of patients who discontinue treatment or have low compliance with our products by providing patients with support services and disease education, to the extent and in the manner permitted under applicable laws, to help them utilize our products in a manner consistent with the label and maximize the benefits of treatment.
Our US commercial initiatives are designed to support patients living with rare diseases and clinicians treating these patients. We believe that it is possible to commercialize our products in the United States with a relatively small specialty sales force. The primary call points for Thiola and Thiola EC include urologists and nephrologists. The primary call points for Cholbam are gastroenterologists, hepatologists, and metabolic specialists. We do not promote Chenodal.
Our sales force is differentiated by its high level of experience, averaging more than 15 years in pharmaceutical sales including over five years of experience in rare disease. Our commercial management and operations team has an average of more than 15 years of pharmaceutical experience focused on specialty and rare disease.
Our small marketing team, supported by third-party agencies with rare disease experience, drives our commercialization and disease awareness efforts in the United States. Specifically, we implement a variety of industry accepted programs to educate physicians, including direct-to-physician contact by sales representatives, peer-to-peer educational programs, and participation in targeted medical convention programs.
We distribute our products through one direct to patient pharmacy, Eversana (formerly Dohmen Life Science Services), who also provides our comprehensive patient support services (i.e., the Total Care Hub). This patient support program (for all US commercial products) includes a case-managed approach to patient education, insurance verification and reimbursement support, co-pay and other financial assistance for eligible patients, monitoring and support of adherence, and 24/7 access to pharmacist counseling.

We are also in the expansion planning phases to coordinate similar marketing efforts in other countries where our products may be approved or available through named patient sales. Outside the US, including Europe, we plan to continue to partner with local distributors and certain field-based personnel as necessary to conduct permitted commercial activities.
Medical Affairs
We have a medical affairs team in the United States and Europe which supports the generation of real-world evidence on disease state, burden and cost of illness, investigator-initiated studies, independent medical education programs and financial grants in a number of medical and disease-related areas. The responsibilities of medical affairs personnel also include medical communication through scientific publication, presentations at medical congresses, and medical information providing support in connection with our post-approval clinical commitments, and assisting in organizing scientific and medical advisory boards to obtain input from experts and practitioners on medical topics relevant to our products and diseases.
Government Regulation
Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. All of our pipeline products will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.
FDA Drug Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable US requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
We cannot market a drug product candidate in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:
•completion of extensive preclinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s GLP regulations;
•submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices ("GCP") requirements to establish the safety and efficacy of the drug for each proposed indication;
•submission to the FDA of an NDA after completion of all pivotal clinical trials;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices ("cGMPs"); and
•FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.
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
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within 10 months of filing; most applications for priority review drugs are reviewed within six months of filing. Priority review can be applied to drugs to treat serious conditions that the FDA determines offer significant improvement in safety or effectiveness. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.
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
Orphan Drugs
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the US orphan drug designation must be requested before submitting an NDA. After the FDA confers orphan drug status, the generic identity of the drug and its potential orphan indication are disclosed publicly by the FDA. Orphan drug designation in and of itself does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular indication with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the US for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Prior to FDA approval, orphan designation provides incentives for sponsors including tax credits for clinical research expenses, the opportunity to obtain government grant funding to support clinical research, and an exemption from FDA user fees.
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
A drug that receives Fast Track designation is eligible for some or all of the following:
•more frequent meetings with FDA to discuss the drug's development plan and ensure collection of appropriate data needed to support drug approval;
•more frequent written communication from FDA about such things as the design of the proposed clinical trials and use of biomarkers;
•eligibility for Accelerated Approval and Priority Review, if relevant criteria are met; and
•rolling Review, which means that a drug company can submit completed sections of its Biologic License Application (BLA) or NDA for review by FDA, rather than waiting until every section is completed before the entire application can be reviewed. BLA or NDA review usually does not begin until the drug company has submitted the entire application to the FDA.
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
The Hatch-Waxman Amendments: Orange Book Listing
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product or its use for the relevant application. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.
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
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, surveillance to monitor the effects of an approved product, or restrictions on the distribution or use of the product. In addition, quality-control, drug manufacturing, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market and/or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.

Pricing and Reimbursement
A portion of our end-user demand for our approved drugs comes from patients covered under Medicaid, Medicare and other federal and state government-related programs such as TRICARE and the Department of Veterans Affairs, or the VA. As required by Federal regulations, we provide rebates and discounts in connection with these programs.
Our commercial success depends in significant part on the extent to which coverage and adequate reimbursement for these products will be available from third-party payers, including government health administration authorities, private health insurers and other organizations. Third-party payers determine which medications they will cover and establish reimbursement levels. Even if a third-party payer covers a particular product, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payers to reimburse all or part of the costs associated with prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to product acceptance. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
Government authorities and other third-party payers are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payers are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. Third party payers also are carefully evaluating the medical necessity and cost-effectiveness of medical products and services, in addition to a product's safety and efficacy, which may require us to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payers in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
In addition, it is possible that future legislation in the US and other jurisdictions could be enacted which could potentially influence the coverage and reimbursement rates for our products and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that influences these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.
There have been a number of enacted or proposed legislative and regulatory changes affecting the healthcare system and pharmaceutical industry that could affect our commercial success. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “PPACA”) a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Specifically, by way of example, the PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1,2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50% to 70%, and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas US District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the US Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. Additionally, in December 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
Moreover, the Drug Supply Chain Security Act imposes additional obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent US Congressional inquiries and numerous proposed and enacted legislation at both the state and federal levels designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, expedite generic competition, review the relationship between pricing and manufacturer patient programs, institute drug re-importation, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that the PPACA, as well as other federal and state healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any of our products, and could seriously harm our future revenues. In addition, it is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market. For example, the U.S. government is considering targeted price controls and reference pricing based on foreign single-payer country access policies which may adversely affect our revenues. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
The US Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with antibribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the United States. We cannot assure you that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians (defined to include to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. We implemented compliance with the Sunshine Act starting with reporting year 2014 and continue to report as required.
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
Clinical Trials and Marketing Authorization in the European Union
In Europe, a clinical trial application (“CTA”) must currently be submitted to the competent national regulatory authority and to an independent ethics committee in each country in which we intend to conduct clinical trials. Once the CTA is approved in accordance with that country’s requirements, clinical trial development may proceed in that country. Under the new Regulation on Clinical Trials, which is currently expected to take effect in December 2021, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have more limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. In all cases, the clinical trials must be conducted in accordance with good clinical practices and other applicable regulatory requirements and medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. A clinical trial may only be undertaken subject to certain conditions. The relevant ethics committee must give its opinion, before a clinical trial commences, on any issue requested. Clinical trials information must be entered into a European database. There are strict requirements in relation to the labeling and packaging of our product candidates, the verification of compliance with the provisions on good clinical and manufacturing practice and the notification of adverse events and serious adverse reactions.
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

Data exclusivity in Europe is eight years from the date of first authorization in Europe with an additional period of two years of “market exclusivity.” This is the period of time during which a generic company may not market an equivalent generic version of the originator’s pharmaceutical product. An additional one year of market exclusivity may be obtained where the innovator company is granted a marketing authorization within the above eight-year period for a significant new indication for the relevant medicinal product.
Additionally, medicines that meet the criteria for orphan designation benefit from ten years of market exclusivity once they are approved for marketing in the EU. This protects them from market competition by similar medicines for the same therapeutic indication. Specifically, the competent regulatory authorities will not for a period of ten years following approval of an orphan designated product accept another application for marketing authorization, grant a marketing authorization, or accept an application to extend an existing marketing authorization for the same therapeutic indication, in respect of a similar medicinal product. Each orphan designation carries the potential for a market exclusivity for the particular indication. Thus, a medicine that has several separate orphan designations for different indications can have a separate orphan marketing exclusivity for each orphan indication.
The Paediatric Regulation provides that an application for a new marketing authorization must include the results of all trials performed and details of all information collected in compliance with an agreed pediatric investigation plan (PIP), unless a deferral or waiver applies on the basis that pediatric use is not relevant. This requirement can also be deferred by agreement. Further, each ten-year period of marketing exclusivity based upon an orphan designation is extended by two years for products that have complied with an agreed PIP for that orphan designation.
When the application for marketing authorization is made, the competent authority responsible for granting a marketing authorization must verify whether the application complies with the relevant requirements, including compliance with the agreed PIP. Assuming it does, the marketing authorization may be granted and the relevant results are included in the summary of product characteristics (“SmPC”) for the product, along with a statement indicating compliance with the agreed PIP. In the case of non-orphan products, the applicant then receives the six-month extension to the SPC (the “pediatric extension”). However, the six-month pediatric extension to SPC is not available for orphan designated products, or where the product has received an additional one year of marketing exclusivity by obtaining approval for a second marketing authorization for a significant new indication within the first eight years following the first marketing authorization. Where the six-month pediatric extension is available, it is not necessary for the product to actually be indicated for use in the pediatric population (for example, if the results show that that would not be appropriate).
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
Employees and Human Capital Management
As of January 31, 2021, we had 262 full-time employees, with most of those based in the United States and a small number outside of the United States. We consider the intellectual capital of our employees to be an important driver of our business and key to our future success. The biopharmaceutical industry is very competitive and we believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Our workforce primarily consists of college-educated workers with experience in the biopharmaceutical industry, many of whom have advanced degrees. Our employees primarily focus on our drug development and commercialization efforts, including sales and general and administrative operational support of those functions. Currently, we rely on third-party contract manufacturers and conduct our discovery research efforts via collaborations and/or contracted third-party engagements. None of our employees in the United States are represented by a labor union or covered by collective bargaining agreements.
We are committed to creating a multigenerational, multiracial, and multicultural workforce by welcoming each member’s unique experiences, backgrounds and talents and empowering them to reach their highest potential. We desire to have our organization be representative of the communities we aim to serve, and we are placing an increased focus on ways in which we can gain greater ethnic and racial diversity within our workforce, as well as increase gender and ethnic/racial diversity in leadership roles. We have an internal diversity council that is open to all employees of our organization, and has a focus on a number of initiatives that directly impact our human capital, including efforts to further diversity, inclusion and equity initiatives within our recruitment, retention and developmental programs, and increase cultural awareness and engagement.

We strive to provide compensation, benefits and support services that help meet the varying needs of our employees. In the United States, our total compensation package includes competitive pay, including opportunities for performance-based bonuses; comprehensive healthcare benefits; paid time off and paid holidays, and the opportunity for equity ownership through our equity incentive plan and our employee stock purchase plan. We also sponsor a 401(k) plan that includes a discretionary matching contribution. Similar benefits are provided to our employees outside of the United States, subject to regional differences. In 2020, we enhanced and expanded our employee benefits in response to the COVID-19 pandemic and to address the specific needs of our workforce during this unprecedented time. For example, we provided resources to enable employees to work more efficiently and effectively from home and expanded our focus on well-being.
By focusing on employee retention, engagement and development opportunities, we believe we also improve our ability to support our clinical trials, our pipeline, our business and operations. Our success also depends on our ability to respond to the needs of employees and we do this by listening to our employees through many avenues, for example, through formal engagement initiatives, such as surveys, as well as informal listening sessions hosted by senior leaders, including our CEO and our human resources department. As we continue to navigate through these challenging times during a global pandemic, we take pride in the role we play in helping to ensure our employees are as productive and engaged as possible and their well-being remains a key priority.
Available Information
We were incorporated in the state of Delaware in February 2011. In November 2020, we changed our name to Travere Therapeutics, Inc. from Retrophin, Inc. Our website address is travere.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Risks Related to the Development of our Product Candidates
Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, including sparsentan and TVT-058, which could prevent or significantly delay their regulatory approval.
Before obtaining regulatory approval for the sale of any of our current or future product candidates, including sparsentan and TVT-058, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete.
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
In February 2021, we announced that our ongoing pivotal Phase 3 DUPLEX Study of sparsentan in focal segmental glomerulosclerosis (“FSGS”) achieved its pre-specified interim FSGS partial remission of proteinuria endpoint (“FPRE”) after 36 weeks of treatment. Pursuant to the DUPLEX Study protocol, patients are to continue in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis of the study. Given that interim results from the study have been publicly announced, it is possible that we may see a higher than anticipated attrition rate in the study. To the extent that an insufficient number of patients choose to remain in the study for the full 108 weeks, it could jeopardize our ability to complete the study and submit for full regulatory approval for sparsentan in FSGS.
Patient enrollment is ongoing in our clinical trials of sparsentan and TVT-058 for IgAN and homocystinuria, respectively, each of which is a rare disease. Given that these development candidates are still undergoing required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or foreign regulatory agencies. In addition, as other companies and researchers may be concurrently developing therapies for the same or similar indications that we are focused on, we could face competition for a limited number of patients, investigators and clinical trial sites willing to participate in clinical trials. Our inability to enroll and maintain a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
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
The Interim results from the Phase 3 DUPLEX Study may not support accelerated approval and conditional marketing authorization submissions of sparsentan for FSGS.
In February 2021, we announced that our ongoing pivotal Phase 3 DUPLEX Study of sparsentan in FSGS achieved its pre-specified interim FSGS partial remission of proteinuria endpoint (“FPRE”) after 36 weeks of treatment. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited.
Based on the data from the interim analysis, we intend to pursue submissions for accelerated approval of sparsentan for FSGS under the Subpart H regulatory pathway in the United States and pursuant to Conditional Marketing Authorization (“CMA”) in Europe. During the first half of 2021, we plan to have a pre-NDA meeting with the U.S. Food and Drug Administration (“FDA”), and to initiate corresponding interactions with the European Medicines Agency (“EMA”), to discuss the ongoing study and to establish next steps for filing with the available data set.
It is possible that FDA or EMA could disagree with our planned submission of an NDA under Subpart H for accelerated approval, or a Marketing Approval Application (“MAA”) under the CMA pathway, based on the existing data. In that case, there would be a delay in our submission timeline, including the possibility of foregoing submissions for accelerated approval and instead awaiting results from the confirmatory endpoint before determining whether to submit applications for regulatory approval. Also, even if FDA concurs with our plan to submit an NDA for accelerated approval with the existing data set, there is no guarantee that the FDA will accept the NDA for filing, as the FDA has the authority to refuse to file NDAs for a variety of reasons.
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, although we observed favorable responses with the physician-initiated treatment of fosmetpantotenate in PKAN patients outside the United States, the Phase 3 FORT Study evaluating the safety and efficacy of fosmetpantotenate compared to placebo in patients with PKAN did not meet its primary endpoint, did not demonstrate a difference between treatment groups, and did not meet its secondary endpoint. In addition, there can be no assurance that the positive eGFR results from the open-label portion of the DUET study of sparsentan in FSGS will be repeated in the Phase 3 clinical trial. Similarly, there can be no assurance that our clinical experience with sparsentan in FSGS will translate to favorable data in IgAN, which patient population has not previously been treated with sparsentan prior to the Phase 3 trial currently being conducted. Similarly, the positive pre-clinical data we have seen from TVT-058 being tested in a mouse model of homocystinuria may not be replicated in the ongoing Phase 1/2 clinical trial of TVT-058. We cannot assure that any current or future clinical trials of sparsentan or TVT-058 will ultimately be successful.
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
If the FDA or EMA agree to review our regulatory submissions for accelerated approval, we expect that the FDA’s and EMA’s determination as to whether the sufficiency of the data from the DUPLEX and PROTECT Studies supports an accelerated approval in either jurisdiction will be made during the application review process based on the totality of the data, including eGFR data available at the time of the subpart H submissions from the respective studies. There can be no assurance that the FDA or EMA will deem our achievement of statistical significance on the interim FPRE endpoint in the DUPLEX Study to be sufficient to grant accelerated approval or Conditional Marketing Authorization for sparsentan for the treatment of FSGS. Similarly, even if we achieve statistical significance on the interim or primary endpoints for the PROTECT Study, there can be no assurance that the FDA or EMA will deem that sufficient to grant accelerated approval or Conditional Marketing Authorization of sparsentan for the treatment of IgAN.
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
An extended delay in the rate of enrollment in our ongoing  PROTECT Study or the Phase 1/2 Study of TVT-058, as a result of the COVID-19 pandemic or otherwise, may delay our timelines for un-blinding and announcing top line results, and, with respect to sparsentan for IgAN, could delay our planned NDA filing under the Subpart H approval pathway.
In our PROTECT Study, we plan to unblind the 36 week proteinuria endpoint data from the initial 280 patients, and if supported by the totality of the data for the study, submit an NDA under Subpart H for accelerated approval and file for Conditional Marketing Authorization in the EU for sparsentan for the treatment of IgAN.  We currently intend to either substantially or fully enroll the study before unblinding and announcing top-line results from the proteinuria analysis from such study, so as to reduce the risk of bias in the conduct of the ongoing study or jeopardizing completion of enrollment. If the rate of enrollment is slower than we had anticipated, due to the COVID-19 pandemic or otherwise, or if there are barriers to data collection or monitoring activities due to the COVID-19 pandemic, our current timelines for unblinding and announcing top-line results from the PROTECT Study could be delayed. In addition, we have recently increased the sample size for the confirmatory portion of the PROTECT Study from 280 patients to 380 patients, which will increase the number of patients to be enrolled in the PROTECT Study in accordance with the above sequencing of events and could further exacerbate any such delays. Any such delays would also push back our planned NDA submission timelines for the study.
Similarly, if the rate of enrollment in the ongoing Phase 1/2 Study of TVT-058 is slower than we anticipate, due to the COVID-19 pandemic or otherwise, or if there are barriers to data collection or monitoring activities due to the COVID-19 pandemic, our current timelines for unblinding and announcing preliminary results from the Phase 1/2 Study of TVT-058 could be delayed.
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
The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for sparsentan, TVT-058, or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell sparsentan, TVT-058, or any other product candidate for which we obtain marketing approval.
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
We currently have no in-house distribution channels for Chenodal, Cholbam or Thiola and we are dependent on a third-party distributor, Eversana, to distribute such products. We rely on this distributor for all of our proceeds from sales of Chenodal, Cholbam and Thiola in the United States. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of such products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another distributor on substantially similar terms, distribution of Chenodal, Cholbam and/or Thiola could become disrupted, resulting in lost revenues, provider dissatisfaction, and/or patient dissatisfaction.
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
In order to successfully commercialize our products, we have built a specialized sales force. Factors that may hinder our ability to successfully market and commercially distribute our products include:
•inability of sales personnel to obtain access to or educate adequate numbers of physicians on the benefits and safety of prescribing our products;
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
Our current products and any products that we bring to the market, including sparsentan and TVT-058, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our current products and product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We do not have, and do not expect to obtain, patent protection for Thiola, Chenodal or Cholbam. Additionally, although we have a pending U.S. patent application directed to Thiola EC and/or its use for treating cystinuria, we do not know whether this or any future patent applications will result in a granted patent covering Thiola EC or its use for treating cystinuria. More generally, we may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
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
We have negotiated a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of FSGS and IgAN. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we could lose our rights to sparsentan. We have obtained a U.S. patent and European patent each covering the use of sparsentan for treating glomerulosclerosis, including FSGS, as well as a second U.S. patent and a second European patent each covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. However, we cannot be certain that we will be able to obtain patent protection for various other potential indications for sparsentan, or whether, if granted, we would be able to enforce such patents. Additionally, in November 2020, a third party filed an opposition to our second European patent (European Patent No. EP3222277, “the ‘277 EP Patent”), in the European Patent Office, or the EPO. While we intend to vigorously defend the ‘277 EP Patent against the opposition, there is no guarantee that we will be successful in doing so.
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
We expect to rely on orphan drug exclusivity for sparsentan and potential future product candidates that we may develop. Orphan drug status currently confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. The FDA and EMA have granted orphan designation for Chenodal, sparsentan, and TVT-058 for the treatment of CTX, FSGS, IgAN and homocystinuria, respectively. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling these molecules for the same indication beyond these time frames. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been executive, judicial, Congressional, and political challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the "Tax Act" includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amended the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when the Supreme Court will make a decision. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. The COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
If we are unable to obtain and maintain coverage and adequate reimbursement from governments or third-party payers for any products that we may develop or if we are unable to obtain acceptable prices for those products, our prospects for generating revenue and achieving profitability will suffer.
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
Obtaining reimbursement approval for a product from each government or other third-party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-United States regulatory authorities. Also prior authorization for a product may be required. In addition, there is a risk that full reimbursement may not be available for high-priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
A primary trend in the United States healthcare industry and elsewhere is toward cost containment. We expect the changes made by PPACA, other legislation impacting the Medicare program and the 340B program, and the increasing emphasis on managed care to continue to put pressure on pharmaceutical product pricing. As these concerns continue to grow over the need for tighter oversight, there remains the possibility that the Heath Resources and Services Administration or another agency under the U.S. Department of Health and Human Services, or HHS, will propose regulations or that Congress will explore changes to the 340B program through legislation. For example, on November 30, 2018, HRSA published its final rule regarding the calculation of 340B ceiling price and imposition of civil monetary penalties on manufacturers for knowingly and intentionally overcharging covered entities, which became effective on January 1, 2019. Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis. Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Also, there have been reports that the U.S. government is considering targeted price controls and reference pricing based on foreign single-payer country access policies, which, if implemented, could adversely affect our revenues.
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
We intend to rely on third-party manufacturers for the long-term commercial supply of our development stage product candidates, including sparsentan and TVT-058. We expect the manufacturers of each product candidate to at least initially and potentially for a significant period of time, be single source suppliers to us. Reliance on third-party manufacturers entails risks to which we may not be subject if we manufactured our product candidates or products ourselves, including:

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
Our product and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. The ongoing COVID-19 pandemic and associated vaccine development and manufacturing efforts have increased demand for the services supplied by many third party manufacturers, including some of those that we utilize for our products and product candidates, and there has recently been, and may continue to be, decreased availability of manufacturing slots at many such facilities. If the third parties that we engage to manufacture products for our developmental or commercial products should halt or cease to continue to do so for any reason, we likely would experience interruptions in cash flows and/or delays in advancing our clinical trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. Later relocation to another manufacturer will also require notification, review and other regulatory approvals from the FDA and other regulators and will subject our production to further cost and instability in the availability of our product candidates. In addition, if we are not able to obtain adequate supplies of our product candidates, or the drug substances used to manufacture them, it will be more difficult for us to sell our products and to develop our product candidates. This could greatly reduce our competitiveness. On March 27, 2020, President Trump signed into law the CARES Act in response to the COVID-19 pandemic. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the Act enhances FDA’s existing authority with respect to drug shortage measures. Under the Act, manufacturers must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.
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
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our preclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, a membrane used in TVT-058 drug substance manufacturing has recently become more difficult to acquire due to same or similar membranes being used in certain of the recently initiated COVID-19 vaccine manufacturing. While we believe our contingency plans will enable us to continue the ongoing clinical study of TVT-058 with the currently available clinical supplies, there is no guarantee that we will not face additional shortages of this membrane, or other materials necessary to manufacture TVT-058 or our other products and product candidates.
Risks Related to Our Business
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
The timelines and conduct of our ongoing clinical trials may be affected by the COVID-19 pandemic. For example, in 2020 we experienced a reduction in the rates of patient enrollment in our ongoing clinical trials as a result of the pandemic. Clinical site initiation and patient enrollment may be further delayed due to prioritization of hospital resources toward the COVID-19 pandemic and patients’ ability or willingness to participate in clinical trials. For those patients who are enrolled and desire to continue in the clinical trials, some patients may not be able or willing to comply with clinical trial protocols if quarantines or governmental orders impede patient movement or interrupt healthcare services. Similarly, we may face increased challenges with the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which could adversely impact our clinical trial operations, timelines and outcomes. In addition, we rely on independent clinical investigators, contract research organizations (CROs) and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. While we remain in close contact with our CROs, clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trials and projected timelines and we continue to implement appropriate mitigating measures in accordance with recent FDA guidance in an effort to ensure the ongoing safety of the patients in our clinical trials and the continued collection of high quality data, there is no guarantee that such efforts will be successful. As challenging as conducting clinical trials is during normal times, the risks, operational challenges and costs of conducting clinical trials has increased substantially during the pandemic.
Beginning in March 2020, substantially all of our workforce began working remotely either all or substantially all of the time as a result of applicable stay-at-home and shelter-in-place orders. The effects of these orders and our related remote-work policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, if and when the applicable orders are lifted and our employees return to the office, although we plan to take precautions to avoid the spread of COVID-19 among our employees, we cannot guarantee our workforce will not face an outbreak that could adversely impact our operations
While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and convertible notes. In addition, a further market correction, recession or depression resulting from the spread of COVID-19 could materially adversely affect our business and the value of our common stock and convertible notes.
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
•continue the research and development of additional product candidates, including TVT-058;
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
We face a variety of litigation-related liability risks. Our certificate of incorporation, bylaws, other applicable agreements, and/or Delaware law require us to indemnify (and advance expenses to) our current and past directors and officers and employees from reasonable expenses related to the defense of any action arising from their service to us, including circumstances under which indemnification is otherwise discretionary. While our directors and officers are included in a director and officer liability insurance policy, which covers all our directors and officers in some circumstances, our insurance coverage does not cover all of our indemnification obligations and may not be adequate to cover any indemnification or other claims against us. In addition, the underwriters of our present coverage may seek to avoid coverage in certain circumstances based upon the terms of the respective policies. If we incur liabilities that exceed our coverage under our directors and officers insurance policy or incur liabilities not covered by our insurance, we would have to self-fund any indemnification amounts owed to our directors and officers and employees in which case our results of operations and financial condition could be materially adversely affected. Further, if D&O insurance becomes prohibitively expensive to maintain in the future, we may be unable to renew such insurance on economic terms or unable renew such insurance at all. The lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business.
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
Our future capital requirements will depend on many factors, including:
•the progress and results of our pre-clinical and clinical studies of sparsentan for FSGS and IgAN, TVT-058 for HCU, Chenodal for CTX, and any other drug candidates;
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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. It is not clear whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of any Travere products, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, as defined by such law and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
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
The EU General Data Protection Regulation introduced new data protection requirements in the European Union, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data from the EAA that we control and/or process, and we may be required to put in place additional mechanisms to ensure compliance with the changing EU data protection rules. For example, the GDPR imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States and, in response, the EU and United States agreed in 2016 to a transfer framework for data transferred from the

European Union to the United States, called the EU-US Privacy Shield. On July 16, 2020, however, the Court of Justice of the European Union issued a decision that declared the Privacy Shield framework invalid, which will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of the European Economic Area ("EEA") to the United States and certain other countries. We are evaluating the implications of the decision for transfers of personal data from the EEA and will assess alternate transfer options and limitations as additional regulatory guidance becomes available, including recent guidance from the EU.
Further, the vote in the United Kingdom in favor of exiting the European Union, referred to as Brexit, has complicated data protection regulation in the United Kingdom. In particular, as of January 1,2021, the GDPR has been converted into United Kingdom law and the United Kingdom is now a “third country” under the GDPR. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the United Kingdom and European Union agreed to a specified period during which the United Kingdom will be treated like an European Union member state in relation to transfers of personal data to the United Kingdom for four months from January 1, 2021. This period may be extended by two further months. Unless the European Commission makes an ‘adequacy finding’ in respect of the United Kingdom before the expiration of such specified period, the United Kingdom will become an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the United Kingdom will require an ‘transfer mechanism,’ such as the standard contractual clauses. Furthermore, following the expiration of the specified period, there may be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA, further complicating our compliance efforts.
Additionally, California recently enacted legislation known as the California Consumer Privacy Act (the “CCPA”), which creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which became effective on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. The CCPA or CPRA may increase our compliance costs and potential liability. Furthermore, the CCPA and CPRA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws and significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
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
Under the Tax Act, as modified by the CARES Act, our federal net operating losses, or NOLs, generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under the CARES Act, NOLs generated in tax years beginning after December 31, 2017, and before January 1, 2021, may be carried back to each of the five tax years preceding the tax years of such loss. The Company has recorded an income tax benefit of $18.1 million related to this legislation. As of December 31, 2020, we had federal net operating loss, or NOL, of $28.5 million. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
As a result, our federal NOL carryforwards may be subject to a percentage limitation if used to offset income in tax years following an ownership change. Furthermore, while we believe based on input from our Independent Registered Public Accounting Firm that we are entitled to a refund from the carryback of post-2017 federal NOLs, there is no guarantee that the IRS will agree or that the refund will be received rapidly. In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which would harm our future operating results by effectively increasing our future tax obligations.
Our internal computer systems, or those of our CROs or other contractors and vendors who host our applications or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors or vendors who host our applications and those of our consultants are vulnerable to damage or disruption from computer viruses, software bugs, unauthorized access including cyber-attacks, supply chain attacks, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While we have not, to our knowledge, experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed, our competitive position could be compromised, or our business reputation could be harmed.
We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.
We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, supply chain attacks, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
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
The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period that ended December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, and a separate marketing authorization will be required to marker our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency, or MHRA, in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive.
While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
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
As of December 31, 2020, we had approximately $276 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We lease the following locations to conduct our business:

Location	Address	Lease Expiration	Square Feet
San Diego, California	Various suites in 3611, 3721 & 3661 Valley Centre Drive	August 31, 2028	149,123
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed for quotation on the Nasdaq Global Market under the trading symbol “TVTX” and is part of the Nasdaq Biotechnology Index (Nasdaq: NBI). Prior to our name change in November 2020, we traded under the symbol "RTRX."
As of February 24, 2021, the last reported sale price of our Common Stock as reported by the Nasdaq was $29.95.
As of February 24, 2021, we had approximately 178 holders of record of our common stock.
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

Selected historical financial data (in thousands, except share and per share amounts):

	For the year ended December 31,
Consolidated Statement of Operations:	2020	2019	2018	2017	2016
Net product sales	$198,321	$175,338	$164,246	$154,937	$133,591
Total operating expenses	374,484	312,699	244,286	208,728	191,805
Operating loss	(176,163)	(137,361)	(80,040)	(53,791)	(58,214)
Total other income (expenses), net	(12,627)	(9,087)	(21,827)	(4,572)	632
Income (Loss) before benefit (provision) for income taxes	(188,790)	(146,448)	(101,867)	(58,363)	(57,582)
Income tax benefit (provision)	19,359	21	(811)	(1,368)	9,679
Net income (loss)	$(169,431)	$(146,427)	$(102,678)	$(59,731)	$(47,903)
Per Share Data:
Net Income (loss) per common share, basic	$(3.56)	$(3.46)	$(2.54)	$(1.54)	$(1.29)
Net Income (loss) per common share, diluted	$(3.56)	$(3.46)	$(2.54)	$(1.54)	$(1.29)
Weighted average common shares outstanding, basic	47,539,631	42,339,961	40,433,171	38,769,816	36,997,865
Weighted average common shares outstanding, diluted	47,539,631	42,339,961	40,433,171	38,769,816	38,288,012

	As of December 31,
Balance Sheet data:	2020	2019	2018	2017	2016
Cash, cash equivalents and marketable securities	$361,589	$398,524	$471,541	$300,630	$255,873
Working capital	317,747	333,615	391,057	240,139	249,090
Total assets	607,439	604,800	709,160	520,346	525,282
Long-term debt	215,339	204,861	195,091	45,077	44,422
Total stockholders’ equity	$211,213	$221,196	$318,253	$293,134	$307,767
Note: Cash dividends were not paid during the above periods.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our audited Consolidated Financial Statements, including the notes thereto.

Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney, liver, and metabolic diseases.
Uncertainty Related to the COVID-19 Pandemic
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the year ended December 31, 2020, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. Our labor force is currently working remotely, which could, among other things, negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations, and we are aware that other businesses with which we engage are likely operating under similar restrictions and experiencing disruptions in their own operations, which may create obstacles in the coordination of business activities. Circumstances arising from the pandemic have slowed and could continue to slow the pace of enrollment in our clinical trials or otherwise hinder patients' abilities to comply with the clinical trial protocols and could ultimately delay the availability of results and analysis of outcomes. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new patient identification and increased requests for patient assistance due to increased levels of unemployment, either of which would negatively impact our revenues and hinder our cash flows. Similarly, we could face challenges with regard to healthcare programs, including access and changes in coverage. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We had $361.6 million in cash and cash equivalents and available-for-sale securities as of December 31, 2020, which does not take into account $189.0 million in net proceeds we received in February 2021 pursuant to an underwritten public offering, which we believe provides sufficient capital to fund our operations for at least the next twelve months. While we have not yet experienced a material impact to date, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.
Acquisition of Orphan Technologies Limited
On November 12, 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), which included Orphan’s rare metabolic disorder drug OT-58, which we refer to internally as TVT-058. We acquired Orphan by purchasing all of the outstanding shares. In exchange for the shares, we made an upfront cash payment at closing of $90.0 million plus closing adjustments, net liabilities assumed, and transaction expenses of $1.2 million, $1.8 million, and $4.2 million, respectively. Under the Agreement, we have also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any TVT-058 products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any TVT-058 product is granted.
Research and Development
Sparsentan
Sparsentan, also known as RE-021, is a novel investigational product candidate with a dual mechanism of action, a selective endothelin receptor antagonist (“ERA”), with in vitro selectivity toward endothelin receptor type A and a potent angiotensin receptor blocker (“ARB”), in a single molecule. Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in rare kidney diseases, including:

•Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage kidney disease (ESKD) and nephrotic syndrome. There are currently no United States Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. Sparsentan has orphan drug designation for FSGS in the United States and European Union. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX study of sparsentan in FSGS. The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40% reduction in Up/C from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). A preliminary review of the results from the interim analysis suggest that to date in the study, sparsentan has been generally well-tolerated and the overall safety results in the study to date have been generally comparable between treatment groups. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. Consistent with the DUPLEX Study protocol, patients will continue in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis. The DUPLEX Study is fully enrolled and topline results from the confirmatory endpoint are expected in the first half of 2023.
Based on the data from the interim analysis, we intend to pursue submissions for accelerated approval of sparsentan for FSGS under the Subpart H regulatory pathway in the United States and pursuant to Conditional Marketing Authorization ("CMA") in Europe. During the first half of 2021, we plan to have a pre-NDA meeting with the U.S. Food and Drug Administration ("FDA"), and to initiate corresponding interactions with the European Medicines Agency ("EMA"), to discuss the ongoing study and to establish next steps for filing with the available data set.
•Immunoglobulin A nephropathy ("IgAN") is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage kidney disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system ("RAAS") blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled pivotal Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in patients with IgAN, and the study continues to enroll. The PROTECT Study protocol provides for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint - the change in proteinuria (urine protein-to-creatinine ratio) at week 36 from baseline. Successful achievement of the proteinuria endpoint is expected to support submission of an NDA under the Subpart H accelerated approval pathway in the U.S., as well as an application for CMA consideration in Europe. Secondary efficacy endpoints include the rate of change in eGFR following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. At this time, top-line data from the 36-week proteinuria endpoint analysis are expected to become available in the third quarter of 2021 and we are monitoring the potential impact the evolving COVID-19 pandemic may have on this timing. Sparsentan has orphan drug designation for IgAN in the United States and European Union.
TVT-058
TVT-058 (previously OT-58) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system issues. TVT-058 is currently being tested in a Phase 1/2 double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. At this time, preliminary data from the ongoing Phase 1/2 study are expected to become available in 2021 and we are monitoring the potential impact the evolving COVID-19 pandemic may have on this timing. TVT-058 has been granted Rare Pediatric Disease and Fast Track designations by the FDA, as well as orphan drug designation in the United States and European Union. It is estimated that there are at least 3,500 people living with HCU in the US with similar numbers in Europe. We acquired TVT-058 as part of the November 2020 acquisition of Orphan Technologies Limited.

Chenodal
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. While indicated for radiolucent stones in the gallbladder, Chenodal has been recognized as the standard of care for cerebrotendinous xanthomatosis (CTX) for more than three decades, although it is not currently labeled for this indication. CTX is a rare, progressive and underdiagnosed bile acid synthesis disorder affecting many parts of the body. In January 2020, we randomized the first patients in our Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX, and the study continues to enroll. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States.
Preclinical Programs
We are a participant in two Cooperative Research and Development Agreements ("CRADAs"), which form a multi-stakeholder approach to pool resources with leading experts, and incorporate the patient perspective early in the therapeutic identification and development process. We have partnered with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and leading patient advocacy organizations, CDG Care and Alagille Syndrome Alliance, aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency and Alagille syndrome ("ALGS"), respectively. There are no treatment options currently approved for these diseases.
Approved Products
Thiola and Thiola EC (tiopronin)
Thiola and Thiola EC are approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. Due to the larger stone size, cystine stones may be more difficult to pass, often requiring surgical procedures to remove. More than 80 percent of people with cystinuria develop their first stone by the age of 20. More than 25 percent will develop cystine stones by the age of 10. Recurring stone formation can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. While a portion of people living with the disease are able to manage symptoms through diet and fluid intake, the prevalence of cystinuria in the US is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the US that would be candidates for Thiola or Thiola EC.
In June 2019 we announced that the FDA approved 100 mg and 300 mg tablets of Thiola EC, a new enteric-coated formulation of Thiola, to be used for the treatment of cystinuria. Thiola EC offers the potential for administration with or without food, and the ability to reduce the number of tablets necessary to manage cystinuria. Thiola EC became available to patients in July of 2019.
Cholbam (cholic acid)
The FDA approved Cholbam (cholic acid capsules) in March 2015, the first FDA-approved treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects, and for adjunctive treatment of patients with peroxisome biogenesis disorder-Zellweger spectrum disorder. The effectiveness of Cholbam has been demonstrated in clinical trials for bile acid synthesis disorders and the adjunctive treatment of peroxisomal disorders. An estimated 200 to 300 patients are current candidates for therapy.
Cholbam was previously marketed in Europe under the branded name Kolbam. Sales of Kolbam in Europe were not a material component of our business, and in July 2020, we withdrew our European marketing approval application for Kolbam.
Chenodal (chenodiol)
Chenodal is a synthetic oral form of chenodeoxycholic acid ("CDCA"), a naturally occurring primary bile acid synthesized from cholesterol in the liver. The FDA approved Chenodal for the treatment of people with radiolucent stones in the gallbladder. In 2010, Chenodal was granted orphan drug designation for the treatment of cerebrotendinous xanthomatosis ("CTX"), a rare autosomal recessive lipid storage disease. We acquired Chenodal in March 2014.
While Chenodal is not labeled for CTX, it received a medical necessity determination in the US by the FDA and has been used as the standard of care for more than three decades. We are working to obtain FDA approval of Chenodal for the treatment of CTX and initiated a Phase 3 clinical trial for this indication in January 2020. The prevalence of CTX is estimated in the literature to be as high as 1 in 70,000 in the overall population. Pathogenesis of CTX involves deficiency of the enzyme 27-hydroxylase (encoded by the gene CYP27A1), a rate-limiting enzyme in the synthesis of primary bile acids, including CDCA, from cholesterol. The disruption of primary bile acid synthesis in CTX leads to toxic accumulation of cholesterol and cholestanol in most tissues. Patients may present with intractable diarrhea, premature cataracts, tendon xanthomas, atherosclerosis, and cardiovascular disease in childhood and adolescence. Neurological manifestations of the disease, including dementia and cognitive and cerebellar deficiencies, emerge during late adolescence and adulthood. The types, combinations and severity of symptoms can be different from person to person, and making diagnosis challenging and often delayed. Oral administration of CDCA has been shown to normalize primary bile acid synthesis in patients with CTX.

Financial Overview
Acquired IPR&D
We assess whether IPR&D assets acquired from others in an asset acquisition have alternative future use (in research and development projects or otherwise) at the acquisition date. If such assets have alternative future use, they are capitalized and recognized as an intangible asset. If such assets do not have alternative use, nor is there an alternative indication that the Company plans to pursue, the upfront consideration transferred, including any contingent consideration that is probable and reasonably estimable, is charged to expense at the acquisition date. We applied this treatment in accounting for the acquisition of Orphan Technologies, which included the developmental product candidate for the treatment of classical homocystinuria (HCU), TVT-058, or OT-58 as it was known to Orphan.
Research and Development Costs
Research and development costs include expenses related to sparsentan, discontinued programs fosmetpantotenate and CNSA-001, and our other pipeline programs, including the recently acquired TVT-058 program. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, non-cash share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery methods, and associated overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
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
The following table summarizes our research and development expenses during the years ended December 31, 2020, 2019 and 2018. The internal costs include personnel, facility costs, and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses primarily include third-party contract costs relating to clinical trial activities, nonclinical studies and manufacturing.

	For the Year Ended December 31,
			(in thousands)
	2020		2019	2018
External service provider costs:
Sparsentan	$70,486		$48,533	$39,826
Fosmetpantotenate (discontinued)	(2,295)	1	31,193	21,330
Censa (discontinued)	—		3,166	16,831
TVT-058	1,962		—	—
Other product candidates	—		496	242
General	15,433		19,638	16,258
Total external service provider costs	85,586		103,026	94,487
Internal personnel costs	46,187		37,937	29,270
Total research and development	$131,773		$140,963	$123,757
1Credit received in 2020.
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
As consideration for the license, we are required to make payments upon the achievement of certain milestones, totaling up to $114.1 million. Should we commercialize sparsentan or any products containing any of the licensed compounds, we will be obligated to pay Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. Through 2020, we made milestone payments to Ligand of $7.2 million under the license agreement.
Under the terms of the license agreement, Bristol-Myers Squibb Company (“BMS”) has a right of first negotiation and Ligand has a right of second negotiation with respect to any license arrangement for a licensed compound, except to the extent such rights may be waived.
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

Thiola License Agreement
In 2014, we entered into a license agreement with Mission Pharmacal ("Mission"), pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. We paid Mission an up-front license fee of $3.0 million and will pay guaranteed minimum royalties during each calendar year the greater of $2.0 million or 20% of our net sales of Thiola in the United States and Canada.
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
See Note 9 to Consolidated Financial Statements for further discussion.
Results of Operations
Net Product Sales
The following table provides information regarding net product sales (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Tiopronin products	$108,883	$95,638	$13,245	$95,638	$89,176	$6,462
Bile acid products	89,438	79,700	9,738	79,700	75,070	4,630
Total net product revenues	$198,321	$175,338	$22,983	$175,338	$164,246	$11,092
Net product sales for the years ended December 31, 2020, 2019 and 2018 were $198.3 million, $175.3 million and $164.2 million, respectively, and consisted of sales of Thiola ("Tiopronin products"), Chenodal and Cholbam ("Bile acid products"). In June 2019, the Company announced that the FDA approved 100 mg and 300 mg tablets of Thiola EC (tiopronin), a new enteric-coated formulation of THIOLA® (tiopronin), to be used for the treatment of cystinuria.
The increase in net product sales for the year ended December 31, 2020 as compared to the same period in 2019, is due to increased patient counts for all products.
The increase in net product sales for the year ended December 31, 2019 as compared to the same period in 2018, is due to increased patient counts for all products.
We use a direct-to-patient distributor. Under this distribution model, we record revenues when customers take control of the product (at delivery).

Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Cost of goods sold	$6,126	$5,234	$892	$5,234	$5,527	$(293)
Research and development	131,773	140,963	(9,190)	140,963	123,757	17,206
Selling, general and administrative	135,799	128,951	6,848	128,951	103,654	25,297
Change in fair value of contingent consideration	3,655	15,051	(11,396)	15,051	11,590	3,461
Restructuring	—	—	—	—	(242)	242
Impairment of L-UDCA IPR&D intangible asset	—	25,500	(25,500)	25,500	—	25,500
Write off of L-UDCA contingent consideration	—	(18,000)	18,000	(18,000)	—	(18,000)
Acquired IPR&D expense	97,131	—	97,131	—	—	—
Impairment of long-term investment	—	15,000	(15,000)	15,000	—	15,000
	$374,484	$312,699	$61,785	$312,699	$244,286	$68,413
2020 versus 2019 results
Operating expenses for the year ended December 31, 2020, were $374.5 million compared to $312.7 million for the year ended December 31, 2019, an increase of $61.8 million.
Cost of goods sold increased by $0.9 million due increased sales and higher FDA fees in 2020.
Research and development costs decreased by $9.2 million due to decreased clinical trial expenses and internal costs related to our ongoing Phase 3 studies, as well as the Phase 3 FORT Study of fosmetpantotenate in PKAN, which was discontinued in the third quarter of 2019.
Selling, general and administrative expenses increased by $6.8 million due to increased personnel expenses arising from increased headcount, as well as increased distribution fees and marketing expenses.
Acquired IPR&D of $97.1 million arises in 2020 as a result of the November 2020 acquisition of Orphan Technologies Limited, which included the developmental rare metabolic disorder drug OT-58.
We impaired the $15.0 million long-term investment during the third quarter of 2019 following the decision to decline to exercise our option to acquire Censa Pharmaceuticals and accordingly discontinue our joint development program for CNSA-001.
Write off of L-UDCA Contingent Consideration and impairment of L-UDCA IPR&D intangible assets: In June 2016, we acquired certain rights to our product candidate L-UDCA for $0.5 million cash. At the same time, we established a related non-cash asset of $25.5 million and liability of $25.0 million for IPR&D and contingent consideration (deferred financing) related net sales royalties and milestones. As a result of our ongoing quarterly valuation update process the resulting balance of the L-UDCA contingent liability at December 31, 2018 was $18.0 million. During the first quarter of 2019, we elected to discontinue development of the L-UDCA program, resulting in the removal of the intangible asset of $25.5 million which was originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to operations in that quarter.
The following table provides the change in the fair value of contingent consideration of $11.4 million, which was primarily due to changes in discount factors, along with changes in revenue forecasts and timing of payments (in thousands):

	Year Ended December 31,
	2020	2019	Change
Bile acid products	3,655	15,051	(11,396)
2019 versus 2018 results
Our operating expenses for the year ended December 31, 2019 were $312.7 million compared to $244.3 million for the year ended December 31, 2018, an increase of $68.4 million.
Cost of goods sold decreased by $0.3 million due primarily to higher inventory reserves in 2018.

Research and development costs increased by $17.2 million due to increased clinical trial expenses and internal costs related to our two ongoing Phase 3 studies for sparsentan in FSGS and IgAN, as well as the Phase 3 FORT Study of fosmetpantotenate in PKAN, which was discontinued in the third quarter of 2019.
Selling, general and administrative expenses increased by $25.3 million due to increased legal and compensation expenses.
Restructuring expenses decreased by $0.2 million as we completed the consolidation of our research and development function to San Diego in 2018.
We impaired the $15.0 million long-term investment during the third quarter of 2019 following the decision to decline to exercise our option to acquire Censa Pharmaceuticals and accordingly discontinue our joint development program for CNSA-001.
The following table provides the change in the fair value of contingent consideration of $3.5 million, which was due to changes in revenue forecasts, discount factors and timing of payments (in thousands):

	Year Ended December 31,
	2019	2018	Change
Bile acid products	$15,051	$10,590	$4,461
L-UDCA	—	1,000	(1,000)
	$15,051	$11,590	$3,461
Write off of L-UDCA Contingent Consideration and impairment of L-UDCA IPR&D intangible assets: In June 2016, we acquired certain rights to our product candidate L-UDCA for $0.5 million cash. At the same time, we established a related non-cash asset of $25.5 million and liability of $25.0 million for IPR&D and contingent consideration (deferred financing) related net sales royalties and milestones. As a result of our ongoing quarterly valuation update process the resulting balance of the L-UDCA contingent liability at December 31, 2018 was $18.0 million. During the first quarter of 2019, we elected to discontinue development of the L-UDCA program, resulting in the removal of the intangible asset of $25.5 million which was originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to operations in that quarter.
Other Income/Expenses
The following table provides information regarding other income (expenses) (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Other income (expense), net	$1,420	$(314)	$1,734	$(314)	$(474)	$160
Interest income	5,003	10,055	(5,052)	10,055	5,499	4,556
Interest expense	(19,050)	(18,828)	(222)	(18,828)	(9,810)	(9,018)
Loss on extinguishment of debt	—	—	—	—	(17,042)	17,042
	$(12,627)	$(9,087)	$(3,540)	$(9,087)	$(21,827)	$12,740
Other expense for the year ended December 31, 2020 was $12.6 million compared to other expense of $9.1 million for the year ended December 31, 2019, which represents a change of $3.5 million. The change was primarily attributable to a decrease in interest income earned on our available-for-sale debt securities.
Other expense for the year ended December 31, 2019 was $9.1 million compared to other expense of $21.8 million for the year ended December 31, 2018, which represents a change of $12.7 million. The change was primarily attributable to the 2018 loss on the partial extinguishment of our 4.5% senior convertible notes due in 2019 and the increase in interest expense related to the 2.50% senior convertible notes due 2025.
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
Tax benefit for fiscal 2020 of $19.4 million increased from the fiscal 2019 tax benefit of $0.02 million due to the income tax benefit related to the CARES Act NOL carryback.
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
For the years ended December 31, 2020 and 2019, we had the following balances and financial performance (in thousands):

	December 31, 2020	December 31, 2019
Revenue	$198,321	$175,338
Net loss	(169,431)	(146,427)
Cash & cash equivalents	84,772	62,436
Short-term investments	276,817	336,088
Accumulated deficit	(585,875)	(416,444)
Stockholders' equity	211,213	221,196
Working capital	$317,747	$333,615
Working capital ratio	4.43	4.50
Operating Leases
Future Minimum Rental Commitments
We have future minimum rental commitments totaling $46.1 million arising from our operating leases. These commitments consist of $0.2 million in aggregate base rent for our existing office lease estimated to expire in January 2021 and $49.2 million in aggregate base rent through August 2028 for the new lease space, less rent abatement totaling $3.2 million and $0.1 million in advance rent.
Equity Offerings
2021 Underwritten Public Offering of Common Stock
In February 2021, we sold an aggregate of 7.5 million shares of our common stock in an underwritten public offering, at a price of $26.75 per share. The net proceeds to us from the offering, after deducting the underwriting discounts and offering expenses, was $189.0 million.
2020 Underwritten Public Offering of Common Stock
In June 2020, we sold an aggregate of 7.5 million shares of our common stock in an underwritten public offering, at a price of $15.50 per share. The net proceeds to us from the offering, after deducting the underwriting discounts and offering expenses, were $108.7 million.
At-the-Market Equity Offering
In February 2020, we entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. Through the period ended December 31, 2020, we have sold 867,806 shares under the ATM Agreement, resulting in net proceeds of $22.8 million. As of December 31, 2020, an aggregate amount of $76.5 million remained eligible for sale under the facility.

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
Interest Expense
Total interest expense recognized for the years ended December 31, 2020, 2019 and 2018 was $19.1 million, $18.8 million, and $9.8 million, respectively.
License Agreement Obligations
See discussion above under the heading "License Agreements".
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations for at least the next 12 months. This belief is based on many factors, some factors are beyond our control. Factors that may affect funding requirements include, but are not limited to:
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

Cash Flows
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$(42,743)	$(58,214)	$(24,958)
Net cash provided by (used in) investing activities	(61,327)	19,863	(203,291)
Net cash provided by (used in) financing activities	127,713	(2,077)	231,863
Effect of exchange rate changes on cash	(1,307)	(9)	(135)
Net increase (decrease) in cash & cash equivalents	22,336	(40,437)	3,479

Cash & cash equivalents, beginning of period	62,436	102,873	99,394
Cash & cash equivalents, end of period	$84,772	$62,436	$102,873
Management considers marketable securities to be available to fund current operations, and they are classified as available for sale and included within current assets in our Consolidated Balance Sheets. Therefore, cash and short-term investments available to fund operations is $361.6 million as of December 31, 2020.
Cash Flows from Operating Activities
Operating activities used $42.7 million of cash during the year ended December 31, 2020 compared to $58.2 million of cash used for the year ended December 31, 2019. The decrease in cash used is attributable to increased revenue arising from increase patient counts across all products offset by changes in operating assets and liabilities, including accounts receivable and accounts payable and an increase in the tax receivable.
Operating activities used $58.2 million of cash during the year ended December 31, 2019 compared to $25.0 million of cash used for the year ended December 31, 2018. The increase in cash used is attributable to increased research and development and legal expenses and changes in working capital.
Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2020 was $61.3 million compared to cash provided of $19.9 million for the year ended December 31, 2019. The change was due to cash paid to Orphan Technologies and the related IPR&D.

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
Cash Flows from Financing Activities
For the year ended December 31, 2020, cash provided by financing activities was $127.7 million compared to $2.1 million of cash used for the year ended December 31, 2019. The change was due to the June 2020 issuance of stock through an underwritten public offering that provided $108.7 million and an At-The-Market public offering facilitated during the fourth quarter of 2020 that provided $22.8 million.
For the year ended December 31, 2019, cash used by financing activities was $2.1 million compared to cash provided of $231.9 million during the year ended December 31, 2018. The change was due to the issuance of convertible debt in 2018 and lower proceeds from the exercise of stock options in 2019.
Contractual Commitments
The following table summarizes our principal contractual commitments, excluding open orders that support normal operations, as of December 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$46,131	$2,412	$12,220	$12,964	$18,535
Convertible notes, including contractual interest	326,338	9,000	18,000	291,988	7,350
Sales support services	1,388	416	833	139	—
Product supply contracts	4,560	2,036	1,283	1,241	—
Purchase order commitments	1,954	1,954	—	—	—
	$380,371	$15,818	$32,336	$306,332	$25,885
Excluded from the above table are certain contingent cash payments associated with our acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug OT-58, which amount to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement. In accordance with ASC 450, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2020, no contingent cash payments have been accrued.

Critical Accounting Policies and Estimates
See Note 2 to the Consolidated Financial Statements for discussion.
Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for discussion.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to changes in interest rates. As of December 31, 2020, we had cash equivalents and marketable securities of approximately $361.6 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $1.5 million impact on our investments. We carry our investments based on publicly available information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and supplementary data of Travere Therapeutics, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.
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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2020. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2020, which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Travere Therapeutics, Inc.
San Diego, California
Opinion on Internal Control over Financial Reporting
We have audited Travere Therapeutics, Inc. and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
March 1, 2021

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.

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

1.1
Open Market Sales Agreement, dated February 24, 2020, by and between the Company and Jefferies LLC. (incorporated by reference to Exhibit 1.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2020).

2.1+
Asset Purchase Agreement dated January 10, 2015 by and between the Company and Asklepion Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

2.2+
Asset Purchase Agreement dated as of June 9, 2016 between the Company and Asklepion Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2016).

2.3+
Stock Purchase Agreement, dated October 21, 2020, by and among the Company, Orphan Technologies Limited and Citco Trustees (Cayman) Limited acting solely in its capacity as the sole trustee of The Fuhrer Family Trust (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 18, 2020).

3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G, filed with the SEC on October 28, 2010).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
4.1	Reference is made to Exhibits to 3.1, 3.2, 3.3 and 3.4.
4.2	Description of Common Stock.
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

10.1
Trademark License and Supply Agreement, dated May 29, 2014, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).

10.2
First Amendment to Trademark License and Supply Agreement, effective as of July 28, 2014, by and between Mission Pharmacal Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2014).

10.3
International Rights Purchase Agreement, dated as of March 26, 2014, by and between Manchester Pharmaceuticals LLC and Retrophin Therapeutics International, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2014).

10.4+
Sublicense Agreement, dated February 16, 2012, by and among Ligand Pharmaceuticals Incorporated, a Delaware corporation, Pharmacopeia, Inc., a Delaware limited liability company, and the Company, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2012).

10.5†
Employment Agreement, dated March 2, 2015, by and between the Company and Laura M. Clague (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2015).

10.6†	The Company's 2014 Incentive Compensation Plan as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
10.7+
Amendment No. 4 to Sublicense Agreement dated as of September 17, 2015, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A, filed with the SEC on December 22, 2015).

10.8
Addendum to Trademark License and Supply Agreement, dated October 19, 2015, by and between to Company and Mission Pharmacal (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2015).

10.9+
Amendment No. 3 to Sublicense Agreement dated as of February 27, 2015, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2015).

10.10+
Amendment One to the Third Amendment to Trademark License and Supply Agreement, dated September 12, 2016, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2016).

10.11+
Amendment Two to the Third Amendment to Trademark License and Supply Agreement, dated November 3, 2017, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2018).

10.12+
Third Amendment to Trademark License and Supply Agreement dated as of March 17, 2016, between the Company and Mission Pharmacal. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2016).

10.13
Fourth Amendment to Trademark License and Supply Agreement dated as of November 28, 2018, between the Company and Mission Pharmacal (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.14+
 Fifth Amendment to Trademark License and Supply Agreement dated as of September 30, 2020, between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020).

10.15	The Company's 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed with the SEC on May 18, 2017).
10.16†
Amendment to Employment Agreement, entered into as of April 11, 2017 and modifies the Employment Agreement dated March 2, 2015, by and between the Company and Laura M. Clague (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2017).

10.17	The Company's 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed with the SEC on May 18, 2017)
10.18
Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.19
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Inducement Grant Outside of 2015 Equity Incentive Plan(incorporated by reference to Exhibit 99.4 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.2†
The Company's 2018 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement and Exercise Notice, Form of Restricted Stock Unit Award Agreement for use thereunder. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 10, 2018)

10.21†
The Company's 2018 Equity Incentive Plan, as amended, and, Form of Stock Option Grant Notice, Option Agreement and Exercise Notice, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for use thereunder (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-232857), filed with the SEC on July 26, 2019).

10.22†
The Company's 2018 Equity Incentive Plan, as amended, and, Form of Stock Option Grant Notice, Option Agreement and Exercise Notice, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for use thereunder (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2020).

10.23
Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-232857), filed with the SEC on July 26, 2019).

10.24
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Inducement Grant Outside of 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-232857), filed with the SEC on July 26, 2019).

10.25	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)
10.26
Amendment No. 5 to Sublicense Agreement dated as of March 20, 2018, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.27†
Employment Agreement, dated February 13, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and William Rote (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.28†
Employment Agreement, dated February 6, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and Elizabeth E. Reed (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.29†
Retirement Agreement, dated January 4, 2019, by and between the Company and Stephen Aselage (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.3†
Employment Agreement, dated January 4, 2019, by and between the Company and Eric M. Dube (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.31†
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

10.33
First Amendment to Office Lease, dated November 7, 2019, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2020).

10.34
Third Amendment to Existing Office Lease and Second Amendment to Long Term Lease, dated May 29, 2020, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2020).

10.35†	Non-Employee Director Compensation Program. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2020).
10.36†
Employment Agreement, dated October 1, 2019, by and between the Company and Peter Heerma (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2020).

10.37¥*
Master Manufacturing Supply Agreement, dated September 30, 2020, between the Company and STA Pharmaceutical Hong Kong Limited, a subsidiary of WuKi AppTec (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020).

10.38†	The Company's 2021 Executive Officer Annual Bonus Plan.
21.1	List of subsidiaries of the Company.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (see signature page hereto).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Taxonomy Extension Presentation Linkbase Document.
104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL.

+	We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
†	Indicates management contract or compensatory plan.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the Company if publicly disclosed.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2021	Travere Therapeutics, Inc.

	By:	/s/ Eric M. Dube
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. Dube	Chief Executive Officer and Director (Principal Executive Officer)
Eric M. Dube		March 1, 2021

/s/ Laura Clague	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Laura Clague		March 1, 2021

/s/ Stephen Aselage	Director
Stephen Aselage		March 1, 2021

/s/ Roy D. Baynes	Director
Roy D. Baynes		March 1, 2021

/s/ Suzanne Bruhn	Director
Suzanne Bruhn		March 1, 2021

/s/ Timothy Coughlin	Director
Timothy Coughlin		March 1, 2021

/s/ Gary Lyons	Director
Gary Lyons		March 1, 2021

/s/ Jeffrey A. Meckler	Director
Jeffrey A. Meckler		March 1, 2021

/s/ John A. Orwin	Director
John A. Orwin		March 1, 2021

/s/ Sandra E. Poole	Director
Sandra E. Poole		March 1, 2021

/s/ Ron Squarer	Director
Ron Squarer		March 1, 2021

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Travere Therapeutics, Inc.
San Diego, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Travere Therapeutics, Inc. (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Business Combination-Related Contingent Consideration
As described in Note 8 to the consolidated financial statements, the Company acquired two businesses, related to the Cholbam and Chenodal products, whose purchase price included potential future payments that are contingent on the achievement of certain milestones and percentages of future net sales derived from the products acquired. The Company recorded business combination-related contingent consideration liabilities at their fair value on the acquisition date and revalues them at the end of each reporting period.

We identified the determination of the fair value of business combination-related contingent consideration as a critical audit matter. The determination of the fair value of business combination-related contingent consideration requires management to make significant judgments including the appropriateness of the valuation model selected, the reasonableness of estimates and assumptions utilized in forecasts of future net sales and the discount rates applied to such forecasts. Changes in these judgments could have a significant impact on the fair value of the business combination-related contingent consideration. Auditing these elements involved especially challenging auditor judgment due to the subjectivity, nature and extent of auditor effort required to address the matter, including the extent of specialized skills and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of certain controls over the development of the significant assumptions used in the valuation model selected, including controls over assumptions related to: (i) forecasts of future net sales and (ii) discount rates applied to the forecasts.
•Assessing the reasonableness of certain significant assumptions used in the valuation model, by: (i) reviewing the products’ historical performance, (ii) evaluating the reasonableness of significant assumptions (including net sales projections) against budgets and the current performance of the Company, and (iii) performing sensitivity analyses to test the potential effect of changes in certain assumptions on the valuation.
•Utilizing professionals with specialized skills and knowledge in valuation to assist in evaluating the appropriateness of the valuation models utilized by management and to assess the reasonableness of certain estimates and assumptions used by management to develop the discount rates applied to the net sales forecasts.
We have served as the Company’s auditor since 2014.

/s/ BDO USA, LLP
San Diego, California
March 1, 2021

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$84,772	$62,436
Available-for-sale debt securities, at fair value (amortized cost $276,111, allowance for credit losses of $0 as of December 31, 2020; amortized cost $335,206, allowance for credit losses of $0 as of December 31, 2019)	276,817	336,088
Accounts receivable, net	15,925	18,048
Inventory, net	7,608	6,082
Prepaid expenses and other current assets	8,143	5,015
Tax receivable	17,142	1,395
Total current assets	410,407	429,064
Property and equipment, net	9,418	2,891
Other assets	33,489	14,709
Intangible assets, net	153,189	157,200
Goodwill	936	936
Total assets	$607,439	$604,800
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,133	$26,614
Accrued expenses	56,793	51,745
Other current liabilities	6,334	8,590
Business combination-related contingent consideration	17,400	8,500
Total current liabilities	92,660	95,449
Convertible debt	215,339	204,861
Other non-current liabilities	40,527	20,894
Business combination-related contingent consideration, less current portion	47,700	62,400
Total liabilities	396,226	383,604
Commitments and Contingencies (See Note 11)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 52,248,431 and 43,088,921 issued and outstanding as of December 31, 2020 and 2019, respectively	5	4
Additional paid-in capital	797,985	636,910
Accumulated deficit	(585,875)	(416,444)
Accumulated other comprehensive (loss) income	(902)	726
Total stockholders' equity	211,213	221,196
Total liabilities and stockholders' equity	$607,439	$604,800
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Net product sales	$198,321	$175,338	$164,246
Operating expenses:
Cost of goods sold	6,126	5,234	5,527
Research and development	131,773	140,963	123,757
Selling, general and administrative	135,799	128,951	103,654
Change in fair value of contingent consideration	3,655	15,051	11,590
Restructuring	—	—	(242)
Impairment of L-UDCA IPR&D intangible asset	—	25,500	—
Write off of L-UDCA contingent consideration	—	(18,000)	—
Acquired IPR&D expense	97,131	—	—
Impairment of long-term investment	—	15,000	—
Total operating expenses	374,484	312,699	244,286
Operating loss	(176,163)	(137,361)	(80,040)
Other Income (expense), net:
Other income (expense), net	1,420	(314)	(474)
Interest income	5,003	10,055	5,499
Interest expense	(19,050)	(18,828)	(9,810)
Loss on extinguishment of debt	—	—	(17,042)
Total other expense, net	(12,627)	(9,087)	(21,827)
Loss before benefit (provision) for income taxes	(188,790)	(146,448)	(101,867)

Income tax benefit (provision)	19,359	21	(811)

Net loss	$(169,431)	$(146,427)	$(102,678)

Basic and diluted net loss per common share	$(3.56)	$(3.46)	$(2.54)
Basic and diluted weighted average common shares outstanding	47,539,631	42,339,961	40,433,171

Comprehensive loss:
Net loss	$(169,431)	$(146,427)	$(102,678)
Foreign currency translation (loss) gain	(1,452)	92	39
Unrealized (loss) gain on debt securities	(176)	2,163	(553)
Comprehensive loss	$(171,059)	$(144,172)	$(103,192)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2017	39,373,745	$4	$471,800	$(1,015)	$(177,655)	$293,134
Adoption of ASU 2017-11 - reclassification of derivative liability of warrants with down round provisions	—	—	5,394	—	10,316	15,710
Share based compensation	—	—	19,494	—	—	19,494
Exercise of warrants	1,036,054	—	5,305	—	—	5,305
Unrealized gain/(loss) on debt securities	—	—	—	(553)	—	(553)
Foreign currency translation adjustments	—	—	—	39	—	39
Issuance of common shares under the equity incentive plan and proceeds from exercise.	892,713	—	10,588	—	—	10,588
ESPP stock purchase and expense	87,012	—	2,269	—	—	2,269
Convertible debt issue	—	—	74,945	—	—	74,945
Net loss	—	—	—	—	(102,678)	(102,678)
BALANCE - DECEMBER 31, 2018	41,389,524	$4	$589,795	$(1,529)	$(270,017)	$318,253
Share based compensation	—	—	20,463	—	—	20,463
Unrealized gain/(loss) on debt securities	—	—	—	2,163	—	2,163
Foreign currency translation adjustments	—	—	—	92	—	92
Issuance of common shares under the equity incentive plan and proceeds from exercise.	272,730	—	1,618	—	—	1,618
ESPP stock purchase and expense	129,324	—	2,444	—	—	2,444
Convertible debt issue	1,297,343	—	22,590	—	—	22,590
Net loss	—	—	—	—	(146,427)	(146,427)
BALANCE - DECEMBER 31, 2019	43,088,921	$4	$636,910	$726	$(416,444)	$221,196
Share based compensation	—	—	22,733	—	—	22,733
Issuance of common stock under the equity incentive plan and proceeds from exercise	649,075	—	3,895	—	—	3,895
Issuance of common stock under equity offering and proceeds	7,475,000	1	108,691	—	—	108,692
Issuance of common stock under At-The-Market offering and proceeds	867,806	—	22,828			22,828
Unrealized gain/(loss) on debt securities	—	—	—	(176)	—	(176)
Foreign currency translation adjustments	—	—	—	(1,452)	—	(1,452)
ESPP stock purchase and expense	167,629	—	2,928	—	—	2,928
Net loss	—	—	—	—	(169,431)	(169,431)
BALANCE - DECEMBER 31, 2020	52,248,431	$5	797,985	$(902)	$(585,875)	$211,213
The accompanying notes are an integral part of these consolidated financial statements

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(169,431)	$(146,427)	$(102,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	23,614	21,105	19,774
Other operating activities	851	(51)	(396)
Loss on impairment of long-term investment	—	15,000	—
Loss on extinguishment of debt	—	—	17,042
Loss on allowance for inventory	2,225	1,468	2,457
Lease expense	1,209	56	456
Impairment of intangible assets	—	25,500	—
Foreign currency transaction (gain) loss	(934)	112	464
Acquired IPR&D expense	97,131	—	—
Depreciation and amortization	24,579	20,408	18,668
Change in estimated fair value of contingent consideration	3,655	(2,948)	11,590
Payments from change in fair value of contingent consideration	(12,407)	(5,661)	(8,085)
Amortization of debt discount and deferred financing costs	10,478	9,903	3,398
Amortization of premiums (discounts) on investments	703	(788)	382
Accretion of contingent consideration	1,626	1,485	1,357
Changes in operating assets and liabilities, net of asset acquisition:
Accounts receivable	2,301	(5,184)	152
Inventory	(5,067)	(1,958)	(2,773)
Prepaid expenses and other current assets	(4,314)	208	(1,358)
Tax receivable	(15,746)	555	1,126
Change in lease assets and liabilities, net	(1,203)	(4,854)	—
Accounts payable	(6,036)	9,255	(2,708)
Accrued expenses and other current liabilities	4,023	4,602	16,174
Net cash provided by (used in) operating activities	(42,743)	(58,214)	(24,958)
Cash Flows from Investing Activities:
Purchase of fixed assets	(6,767)	(195)	(727)
Purchase of intangible assets	(17,799)	(15,370)	(18,974)
Investment - Equity	—	—	(15,000)
Proceeds from the sale/maturity of debt securities	273,482	259,140	162,755
Purchase of marketable securities	(214,964)	(223,712)	(331,345)
Purchased IPR&D, net of cash acquired	(95,279)	—	—
Net cash provided by (used in) investing activities	(61,327)	19,863	(203,291)
Cash Flows from Financing Activities:
Payment of acquisition-related contingent consideration	(7,648)	(3,388)	(9,721)
Payment of other liability	—	—	(1,000)
Payment of guaranteed minimum royalty	(2,100)	(2,084)	(2,000)
Proceeds from exercise of warrants	—	—	5,305
Proceeds from exercise of stock options	3,895	1,618	10,588
Proceeds from the issuance of common stock in At-the-Market equity offering	22,828	—	—
Proceeds from the issuance of common stock in underwritten public offering	108,692	—	—
Proceeds from issuance of 2025 convertible senior notes	—	—	276,000
Repurchase of 2019 convertible senior notes including premium	—	—	(40,203)
Payment of debt issuance and financing costs	—	—	(8,820)
Proceeds from the issuance of common stock under the employee stock purchase program	2,046	1,777	1,714
Net cash provided by (used in) financing activities	127,713	(2,077)	231,863
Effect of exchange rate changes on cash	(1,307)	(9)	(135)
Net increase (decrease) in cash and cash equivalents	22,336	(40,437)	3,479

Cash and cash equivalents, beginning of year	62,436	102,873	99,394
Cash and cash equivalents, end of year	$84,772	$62,436	$102,873
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,901	$7,669	$1,880
Cash refunded (paid) for income taxes	$3,373	$(656)	$(218)
Non-cash Investing and financing activities:
Accrued Capital Expenditure	$1,856	$—	$—
Accrued royalty in excess of minimum payable to the sellers of Thiola	$18,168	$15,815	$14,572
Term extension of current Thiola agreement	$—	$—	$—
Adoption of ASU 2017-11 - reclassification of derivative liability of warrants with down round provisions	$—	$—	$15,710
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    DESCRIPTION OF BUSINESS
Organization and Description of Business
Travere Therapeutics, Inc. (“we”, “our”, “us”, “Travere” and the “Company”) refers to Travere Therapeutics, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. In November 2020, we changed our name to Travere Therapeutics, Inc. from Retrophin, Inc. Travere is a fully integrated biopharmaceutical company headquartered in San Diego, California focused on identifying, developing and delivering life-changing therapies to people with rare diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious or rare diseases and that we believe offer attractive growth characteristics.
The ongoing novel coronavirus (COVID-19) pandemic has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the twelve months ended December 31, 2020, these governmental actions and the widespread economic disruption arising from the pandemic have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.
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
TVT-058 (previously OT-58) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system issues. TVT-058 is currently being tested in a Phase 1/2 double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. TVT-058 has been granted Rare Pediatric Disease and Fast Track designations by the FDA, as well as orphan drug designation in the United States and Europe. We acquired TVT-058 as part of the November 2020 acquisition of Orphan Technologies Limited.
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. CTX is a rare, progressive and underdiagnosed bile acid synthesis disorder affecting many parts of the body. In January 2020, we randomized the first patients in our Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX, and the study continues to enroll. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States.
Preclinical Programs:
The Company is a participant in two Cooperative Research and Development Agreements ("CRADAs"), which form a multi-stakeholder approach to pool resources with leading experts, and incorporate the patient perspective early in the therapeutic identification and development process. We have partnered with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and leading patient advocacy organizations, CDG Care and Alagille Syndrome Alliance, aimed at the identification of potential small molecule therapeutics for NGLY1 deficiency and Alagille syndrome, respectively. There are no treatment options currently approved for these diseases.
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
Changes in Development Activities:
In November 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), which included Orphan’s rare metabolic disorder drug OT-58. The Company acquired Orphan by purchasing all of the outstanding shares (see Note 5). The Company plans to continue the development of OT-58, which is currently being evaluated in Phase 1/2 development for the treatment of classical homocystinuria ("HCU"), under the name TVT-058.
In January 2020, the Company randomized the first patients in the Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX.
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
During the first quarter of 2019, the Company elected to discontinue development of the liquid ursodeoxycholic acid ("L-UDCA") program, resulting in impairment of the intangible asset of $25.5 million, originally recorded in 2016, and the related $18.0 million in contingent liability. This resulted in a net $7.5 million non-cash charge to operations in 2019.
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
Use of Estimates
In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include revenue recognition, valuing equity securities in share-based payments, estimating expenses of contracted research organizations, estimating the useful lives of depreciable and amortizable assets, goodwill impairment, estimating the fair value of contingent consideration, estimating of valuation allowances and uncertain tax positions, and estimates associated with the assessment of impairment for long-lived assets.
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
See Note 3 for further discussion.
Research and Development Costs
Research and development includes expenses related to sparsentan, fosmetpantotenate, TVT-058, and our other pipeline programs. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices, and associated overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
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
Share-Based Compensation
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
Earnings (Loss) Per Share
We calculate our basic earnings per share by dividing net income/(loss) by the weighted average number of shares outstanding during the period. The diluted earnings/(loss) per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, derivative warrant liability, convertible debt and RSUs, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings per share calculation.

Cash and Cash Equivalents
We consider all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. The Company maintains its cash and cash equivalents at insured financial institutions, the balances of which may, at times, exceed federally insured limits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.
Debt Securities
The Company accounts for debt securities held as “available-for-sale” in accordance with ASC 320, “Investments - Debt Securities” (“ASC 320”). The Company classifies these investments as current assets and carries them at fair value. Unrealized gains and losses on debt securities are recorded as a separate component of stockholders’ equity as accumulated other comprehensive loss, unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. Realized gains or losses on debt security transactions and declines in value that are determined to be the result of credit losses, if any, are reported in the Consolidated Statements of Operations and Comprehensive Loss. Debt securities are maintained at one financial institution and are governed by the Company’s investment policy. See Note 6 for further discussion.
Trade Receivables, Net
Trade accounts receivable are recorded net of allowances for prompt payment and doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for doubtful accounts was zero at both December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, bad debt expense recorded in the Statement of Operations and Comprehensive Loss was approximately $0.1 million, $0.1 million and zero, respectively. Expected credit losses on our trade receivables are estimated to be immaterial.
Inventory, Related Reserves and Cost of Goods Sold
Inventory, which is recorded at the lower of cost or net realizable value, includes materials, labor, and other direct and indirect costs and is valued using the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process. The Company does not directly manufacture any product.  The Company has single suppliers for products Chenodal and Thiola, and prospectively arranges for manufacture from contract service providers for its product Cholbam. The inventory reserve was $3.6 million and $3.1 million at December 31, 2020 and 2019, respectively.
Inventory, net of reserve, consisted of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Raw material	$3,219	$2,713
Finished goods	4,389	3,369
Total inventory	$7,608	$6,082
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.
Segment Information
The Company currently operates in one operating segment focused on the development and commercialization of innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate products, other than revenues, and does not have separately reportable segments.
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
Intangible assets related to in-process research and development (IPR&D) projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized over a period that best reflects the economic benefits provided by these assets.
Acquired IPR&D
We assess whether IPR&D assets acquired from others in an asset acquisition have alternative future use (in research and development projects or otherwise) at the acquisition date. If such assets have alternative future use, they are capitalized and recognized as an intangible asset. If such assets do not have alternative use, nor is there an alternative indication that the Company plans to pursue, the upfront consideration transferred, including any contingent consideration that is probable and reasonably estimable, is charged to expense at the acquisition date.
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
For the years ended December 31, 2020, 2019 and 2018 there were no impairments to goodwill.
Impairment of Long-Lived Assets
Our long-lived assets are primarily comprised of intangible assets, right-of-use assets, and property and equipment. We evaluate our finite-lived intangible assets, right-of-use assets, and property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the use and eventual disposition of the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
There were no impairments related to finite-lived intangible assets in the years ended December 31, 2020, 2019 and 2018.
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
Foreign Currency Translation
Functional and presentation currency
Items included in the financial statements of each entity comprising the Company are measured using the currency of the primary economic environment in which the entity operates (the functional currency).
Transactions and balances
Foreign currency transactions in each entity comprising the Company are remeasured into the functional currency of the entity using the exchange rates prevailing at the respective transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within Other operating expense, net except for changes related to the liability related to the sale of future royalties which are recorded in Other non-operating (income) expense, net in the Consolidated Statements of Operations.
The results and financial position of the Company that have a functional currency different from the US dollar are translated as follows:
a.assets and liabilities presented are translated at the closing exchange rate as of December 31, 2020 and 2019;
b.income and expenses for the statements of operations and comprehensive loss are translated at average exchange rates that are relevant for the respective periods for which the income and expenses occurred; and
c.significant transactions use the exchange rate on the date of the transaction;
All resulting exchange differences arising from such translations are recognized directly in other comprehensive income (loss) and presented as a separate component of equity.
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
Legal Contingencies
The Company may, from time to time, be involved in various claims and legal actions that arise in the ordinary course of business. The Company accrues for legal contingencies when it is determined probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 11 for further discussion.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company's adoption of this standard on January 1, 2020 has had an immaterial impact on our condensed consolidated financial statements, and there was no recorded impact to our opening accumulated deficit balance for the cumulative-effect adjustment. As of December 31, 2020, the Company held $15.9 million in trade receivables and $276.8 million in available-for-sale debt securities. Expected credit losses on our trade receivables are estimated to be immaterial and the Company has zero recorded allowances for expected credit losses on the available-for-sale debt securities held as of December 31, 2020. See Note 6 for further discussion.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity's own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU will require entities to use the "if-converted" method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company's assessment of the impact of the new standard on the Company's financial statements is ongoing.
NOTE 3. REVENUE RECOGNITION
Product Revenue, Net
Product sales consist of Bile Acid products (Chenodal and Cholbam) and Tiopronin products (Thiola and Thiola EC). The Company sells its products through direct-to-patient distributors worldwide, with more than 99% of the revenue generated in North America.
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
The following table summarizes net product revenues for the twelve months ended December 31, 2020, 2019 and 2018 (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Tiopronin products	$108,883	$95,638	$89,176
Bile acid products	89,438	79,700	75,070
Total net product revenue	$198,321	$175,338	$164,246

NOTE 4. FUTURE ACQUISITION RIGHT AND JOINT DEVELOPMENT AGREEMENT
Censa Pharmaceuticals Inc.
In December 2017, the Company entered into a Future Acquisition Right and Joint Development Agreement (the “Option Agreement”) with Censa. The Company made an upfront payment of $10.0 million, agreed to fund certain development activities of Censa’s CNSA-001 program which were approximately $19.9 million through proof of concept, and paid $5.0 million related to a development milestone for the right, but not the obligation, to acquire Censa (the “Option”) on the terms and subject to the conditions set forth in a separate Agreement and Plan of Merger. The Company capitalized the upfront and milestone payments and expensed the development funding as incurred. The Company treated the upfront payment and milestone payment, both of which were consideration for the Option, as a cost-method investment with a carrying value of $15.0 million.
In August 2019, following a strategic review of the CNSA-001 program in patients with PKU, the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company impaired the $15 million long-term investment during the third quarter of 2019.
NOTE 5.    ACQUISITIONS AND DISPOSITIONS
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
Acquisition of Orphan Technologies Limited
On November 12, 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug OT-58. The Company acquired Orphan by purchasing all of the outstanding shares. In exchange for the shares, the Company made an upfront cash payment at closing of $90.0 million plus closing adjustments, net liabilities assumed, and transaction expenses of $1.2 million, $1.8 million, and $4.2 million, respectively. Under the Agreement, the Company has also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any OT-58 products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any OT-58 product is granted.
The Company has applied the principles of ASC 805 in determining the proper accounting treatment for the acquisition. Substantially all of the value of the assets acquired is concentrated within OT-58, and as of the acquisition date, the Company does not anticipate any economic benefit to be derived from OT-58 other than the primary indication. Accordingly, the transaction is treated as an asset acquisition with amounts charged to expense for the acquired IPR&D on the date of acquisition.
In accordance with ASC 450, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2020, no contingent cash payments have been accrued.
For the year ended December 31, 2020 the Company has incurred $97.1 million in expenses related to the Orphan acquisition.
NOTE 6.    DEBT SECURITIES
The Company's debt securities as of December 31, 2020 and 2019 were comprised of available-for-sale corporate and government debt securities. These securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value that are determined to be the result of credit losses, if any, on available-for-sale securities are included in other income or expense. Unrealized losses that are determined to be credit-related are also recorded as an allowance against the amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
Debt securities consist of the following (in thousands):

	As of December 31,
	2020	2019
Debt securities:
Commercial paper	$135,145	$17,152
Corporate debt securities	98,646	306,436
Securities of government sponsored entities	43,026	12,500
Total debt securities	$276,817	$336,088
The following is a summary of short-term debt securities classified as available-for-sale as of December 31, 2020 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Debt securities:
Commercial paper	Less than 1	$135,161	$1	$(17)	$135,145
Corporate debt securities	Less than 1	92,906	723		93,629
Securities of government-sponsored entities	Less than 1	43,031	—	(5)	43,026
Total maturity less than 1 year		271,098	724	(22)	271,800
Corporate debt securities	1 to 2	5,013	4		5,017
Total maturity 1 to 2 years		5,013	4	—	5,017
Total available-for-sale debt securities		$276,111	$728	$(22)	$276,817
The following is a summary of short-term debt securities classified as available-for-sale as of December 31, 2019 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Debt securities:
Commercial paper	Less than 1	$17,136	$16	$—	$17,152
Corporate debt securities	Less than 1	191,770	582	(10)	192,342
Total maturity less than 1 year		208,906	598	(10)	209,494
Corporate debt securities	1 to 2	113,799	351	(56)	114,094
Securities of government-sponsored entities	1 to 2	12,501	—	(1)	12,500
Total maturity 1 to 2 years		126,300	351	(57)	126,594
Total available-for-sale debt securities		$335,206	$949	$(67)	$336,088
During 2020 and 2019, the Company had $0.1 million in net realized gains and zero realized gains or losses on debt securities, respectively. The Company received proceeds from the sale or maturity of debt securities of $273.5 million, $259.1 million and $162.8 million for 2020, 2019 and 2018, respectively.
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
The following is a summary of available-for-sale debt securities in an unrealized loss position with no credit losses reported as of December 31, 2020 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$112,148	$17	$—	$—	$112,148	$17
Corporate debt securities	—	—	—	—	—	—
Securities of government-sponsored entities	43,026	5	—	—	43,026	5
Total	$155,174	$22	$—	$—	$155,174	$22

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
As of December 31, 2020 and December 31, 2019, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. Liquidity issues that arose from economic circumstances surrounding the COVID-19 pandemic have continued to ease and unrealized losses observed in early 2020 have been substantially recovered. The credit ratings of the securities held remain of the highest quality, and while certain securities in the portfolio may be downgraded momentarily, the Federal Reserve has allowed institutions to continue to issue debt where there is need, with the government itself purchasing such securities. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Uncertainty surrounding the COVID-19 pandemic, as well as other factors unknown to us at this time, may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.
NOTE 7.    CONVERTIBLE SENIOR NOTES
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed its registered underwritten public offering of the "2025 Notes" and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025 ("Maturity Date”), unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.
The composition of the Company’s 2025 Notes are as follows (in thousands):

	December 31, 2020	December 31, 2019
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(56,384)	(65,963)
Unamortized debt issuance costs	(4,277)	(5,176)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$215,339	$204,861
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
As of December 31, 2020, the 2025 Notes had a market price of $1,035 per $1,000 or $285.7 million principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $276.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2025 Notes for redemption will constitute a “make whole fundamental change.”
The 2025 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to the Company’s unsecured indebtedness.
The 2025 Notes are currently classified on the Company’s consolidated balance sheet at December 31, 2020 as long-term debt.
Under ASC 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument is valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component was $198.6 million. The equity component of $77.4 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2025 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2025 Notes, which is amortized over the seven-year term of the 2025 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company allocated the total transaction costs of approximately $8.8 million related to the issuance of the 2025 Notes to the liability and equity components of the 2025 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2025 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through December 31, 2020 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Twelve Months Ended December 31,
	2020	2019
Contractual interest expense	$6,900	$6,900
Amortization of debt discount	9,578	8,874
Amortization of debt issuance costs	900	896
Total interest expense for the 2025 Notes	$17,378	$16,670
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
Interest Expense
Total interest expense recognized for the years ended December 31, 2020, 2019 and 2018 was $19.1 million, $18.8 million and $9.8 million, respectively.
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
Discount rates used to determine the fair value at December 31, 2020 and 2019 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
December 31, 2020	6.5%	8.5%	7.45%
December 31, 2019	6.5%	8.5%	7.47%
Based on the fair value hierarchy, the Company classified the fair value of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of December 31, 2020, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $285.7 million, which was estimated utilizing market quotations, and are considered Level 2.

The following table presents the Company’s asset and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2020 (in thousands):

	As of December 31, 2020	Fair Value Hierarchy at December 31, 2020
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Cash and Cash Equivalents	$84,772	$84,772	$—	$—
Debt securities, available-for-sale	276,817	—	276,817	—
Total	$361,589	$84,772	$276,817	$—
Liabilities:
Business combination-related contingent consideration	$65,100	$—	$—	$65,100
Total	$65,100	$—	$—	$65,100
The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2019 (in thousands):

	As of December 31, 2019	Fair Value Hierarchy at December 31, 2019
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Cash and Cash Equivalents	$62,436	$62,436	$—	$—
Debt securities, available-for-sale	336,088	—	336,088	—
Total	$398,524	$62,436	$336,088	$—
Liabilities:
Business combination-related contingent consideration	70,900	—	—	70,900
Total	$70,900	$—	$—	$70,900
The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the years ended December 31, 2020 and 2019 (in thousands):

	Contingent Consideration (Level 3)
	2020	2019
Balance at January 1,	$70,900	$93,000
L-UDCA write-off	—	(18,000)
Changes in the fair value of contingent consideration	3,655	15,051
Contractual payments	(7,003)	(6,696)
Contractual payments included in accrued liabilities at December 31	(2,488)	(12,253)
Foreign currency impact	36	(202)
Balance at December 31,	$65,100	$70,900
NOTE 9.    INTANGIBLE ASSETS
Ligand License Agreement
In 2013, the Company entered into a $2.5 million agreement with Ligand for a worldwide sublicense to develop, manufacture and commercialize a drug technology compound including sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Consolidated Balance Sheet in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through 2020, we have made milestone payments to Ligand of $7.2 million under the terms of the Ligand License Agreement. Should we commercialize sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.

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
The present value of guaranteed minimum royalties payable using a discount rate of ranging from approximately 7% to 11% based on the Company’s then borrowing rate is $13.4 million and $14.3 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $11.3 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheet. As of December 31, 2019, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $12.2 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheet. The Company has capitalized $104.0 million related to the Thiola intangible asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payments through 2020 in excess of minimum royalties. In 2020 the Company added $18.2 million to the intangible asset related to the royalties in excess of the minimum. Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for royalties in excess of the annual contractual minimum at December 31, 2020, as such royalties are not yet probable and estimable.
There are 8.4 years remaining in the term of the license agreement.
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
Amortizable intangible assets as of December 31, 2020 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Chenodal Product Rights	16	$67,849	$(28,700)	$39,149
Thiola License	15	103,992	(28,117)	75,875
Economic Interest - U.S. revenue Cholbam	10	75,900	(43,675)	32,225
Economic Interest - International revenue Cholbam	10	8,250	(5,673)	2,577
Ligand License	11	7,900	(4,717)	3,183
Manchester Customer Relationships	10	403	(273)	130
Manchester Trade Name	1	175	(175)	—
Internal use software	5	207	(157)	50
Total		$264,676	$(111,487)	$153,189
Amortizable intangible assets as of December 31, 2019 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Chenodal Product Rights	16	$67,849	$(24,451)	$43,398
Thiola License	15	85,824	(20,417)	65,407
Economic Interest - U.S. revenue Cholbam	10	75,900	(36,071)	39,829
Economic Interest - International revenue Cholbam	10	7,544	(3,585)	3,959
Ligand License	11	7,900	(3,555)	4,345
Manchester Customer Relationships	10	403	(232)	171
Manchester Trade Name	1	175	(175)	—
Internal use software	5	207	(116)	91
Total		$245,802	$(88,602)	$157,200
The following table summarizes amortization expense for the twelve months ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Research and development	$1,162	$1,158	$976
Selling, general and administrative	21,275	18,549	17,052
Total amortization expense	$22,437	$19,707	$18,028
As of December 31, 2020, amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2021	$24,144
2022	22,564
2023	21,749
2024	20,909
2025	15,129
Thereafter	48,694
Total	$153,189
NOTE 10.    ACCRUED EXPENSES
Accrued expenses consist of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019
Compensation related costs	$17,912	$14,045
Research and development	10,166	16,067
Government rebates payable	10,707	6,584
Selling, general and administrative	3,944	3,552
Accrued royalties and contingent consideration	7,857	7,272
Miscellaneous accrued	6,207	4,225
Total accrued expenses	$56,793	$51,745
NOTE 11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time in the normal course of business, the Company is subject to various legal matters such as threatened or pending claims or litigation. Although the results of claims and litigation cannot be predicted with certainty, the Company does not believe it is a party to any claim or litigation the outcome of which, if determined adversely to it, would individually or in the aggregate be reasonably expected to have a material adverse effect on its results of operations or financial condition.
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

On May 15, 2020, the Company's stockholders approved an amendment to the 2018 Plan that increased the number of authorized shares issuable under the 2018 Plan by 2.4 million shares.
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
As of December 31, 2020, there were approximately 1,280,000 shares authorized and 856,013 shares reserved for future issuance under the 2017 ESPP.
Stock Options
The fair values of stock option grants during the years ended December 31, 2020, 2019 and 2018 were calculated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the year ended December 31, 2020, 1,582,875 stock options were granted by the Company. The following weighted average assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the specified reporting periods:

	Twelve Months Ended December 31,
	2020	2019	2018
Risk free rate	1.50%	2.30%	2.80%
Expected volatility	64%	68%	68%
Expected life (in years)	6.3	6.2	6.2
Expected dividend yield	—	—	—
The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s expected volatility was based on analysis of the Company’s volatility. In years prior to 2020, the assessment also took into account the volatilities of guideline companies due to limited history of the Company's own activity. The expected life of the Company’s options was determined using the Company's historical exercise activity. In years prior to 2020, the Company applied the simplified method as a result of limited historical data regarding the Company’s exercise activity. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.
The following table summarizes our stock option activity and related information for the year ended December 31, 2020:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	7,371,733	$19.52	6.63	$4,906
Granted	1,582,875	16.08	—	—
Forfeited and expired	(455,500)	19.80	—	—
Exercised	(256,112)	15.21	—	1,810
Outstanding at December 31, 2020	8,242,996	$18.97	6.43	$71,641
The following table summarizes our stock options exercisable at December 31, 2020, 2019 and 2018:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
2018	4,834,781	$16.81	5.98	$35,387
2019	4,936,995	$18.93	5.62	$4,490
2020	5,488,207	$19.37	5.36	$46,626
The weighted average grant date fair value of options granted was $9.54, $12.11, and $16.21 during the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock of $27.25, $14.20 and $22.63 as of December 31, 2020, 2019 and 2018, respectively. Unrecognized compensation cost associated with unvested stock options amounts to $26.1 million as of December 31, 2020, which will be expensed over a weighted average remaining vesting period of 2.5 years.
Restricted Stock Units
As of December 31, 2020, there was approximately $14.3 million of unrecognized compensation cost related to restricted stock units ("RSUs") granted. This amount is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes our restricted stock unit activity for the year ended December 31, 2020:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2019	763,728	$19.64
Granted	722,338	16.23
Vested	(287,213)	18.43
Forfeited/cancelled	(88,911)	18.31
Unvested December 31, 2020	1,109,942	$17.84
Performance-based Stock Units
As of December 31, 2020, there was approximately $0.7 million of unrecognized compensation cost related to performance-based stock units ("PSUs") granted. This amount is expected to be recognized over a weighted average period of 0.7 years.
The following table summarizes our performance-based stock unit activity for the year ended December 31, 2020:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2019	233,500	$20.90
Granted	150,000	15.46
Vested	(105,750)	21.58
Forfeited/cancelled	(110,250)	19.56
Unvested December 31, 2020	167,500	$16.48
Share Based Compensation
Total non-cash stock-based compensation expense consisted of the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Selling, general and administrative expenses	$14,247	$14,195	$13,550
Research and development expenses	9,367	6,910	6,224
Total	$23,614	$21,105	$19,774

Exercise of Warrants
During the twelve months ended December 31, 2020, 2019 and 2018, the Company issued the following shares of common stock upon the exercise of warrants for cash received by the Company (in thousands except share amounts):

	Shares Issued	Cash Received	Derivative Liability Reclassified as Equity	Change in Fair Value Expense
2018	1,036,054	$5,305	n/a	n/a
2019	n/a	n/a	n/a	n/a
2020	n/a	n/a	n/a	n/a
As of December 31, 2020, there are no warrants for common shares outstanding.
NOTE 13.    NET LOSS PER COMMON SHARE
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
 Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	For the year ended December 31,
	2020			2019			2018
	Shares	Net loss	EPS	Shares	Net loss	EPS	Shares	Net loss	EPS
Basic and diluted loss per share	47,539,631	$(169,431)	$(3.56)	42,339,961	$(146,427)	$(3.46)	40,433,171	$(102,678)	$(2.54)
For the years ended December 31, 2020, 2019 and 2018, the following shares were excluded because they were anti-dilutive:

	For the year ended December 31,
	2020	2019	2018
Convertible debt	7,113,402	7,632,414	8,410,932
Restricted stock	1,368,096	599,298	395,034
Options	8,349,310	7,644,251	7,210,576
Warrants	—	—	282,807
Total anti-dilutive shares	16,830,808	15,875,963	16,299,349
NOTE 14.    INCOME TAXES
For financial reporting purposes, net loss before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(65,881)	$(129,452)	$(87,573)
Foreign*	$(122,909)	(16,996)	(14,294)
Total	$(188,790)	$(146,448)	$(101,867)
*Foreign losses in 2020 include charges relate to IPR&D. See Note 5 for further discussion.
The components of the (benefit) provision for income taxes, in the Consolidated Statement of Operations are as follows (in thousands):

	2020	2019	2018
Current
Federal	$(19,436)	$(319)	$698
State	74	298	113
Foreign	3	—	—
	(19,359)	(21)	811
Deferred
Federal	—	—	—
State	—	—	—
	—	—	—
Total tax provision (benefit)	$(19,359)	$(21)	$811
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate expressed as a percentage of loss before income taxes:

	2020	2019	2018
Statutory rate - federal	(21.00)%	(21.00)%	(21.00)%
State taxes, net of federal benefit	(1.57)%	(4.35)%	(4.44)%
Foreign rate differential	6.65%	—%	—%
IPR&D	6.50%	—%	—%
Federal IRS Audit settlement	1.62%	—%	—%
Convertible debt	—%	—%	21.77%
Loss on extinguishment of debt	—%	—%	4.09%
Other permanent differences	0.09%	0.24%	0.10%
Tax credits	(4.49)%	(15.17)%	(11.86)%
Return to provision adjustments and other true-ups	4.88%	0.44%	1.42%
CARES Act-Net operating loss carryback	(9.58)%	—%	—%
Other	(0.10)%	2.32%	1.06%
Change in valuation allowance	6.75%	37.50%	9.79%
Income tax provision (benefit)	(10.25)%	(0.02)%	0.93%
The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred Tax Assets:
Net operating loss	$19,114	$27,402
Research and development and other tax credits	46,294	33,315
Contingent consideration	16,311	18,029
Other accrued expenses	8,259	4,319
Stock based compensation	21,886	19,458
Charitable Contributions	2,575	1,256
Intangible assets greater than book	45,520	—
Interest expense limitation	1,659	345
Tax basis depreciation greater than book depreciation	76	—
	161,694	104,124
Deferred Tax Liabilities:
Intangible assets	—	(2,749)
Convertible Debt	(13,868)	(16,182)
Tax basis depreciation less than book depreciation	—	(448)
	(13,868)	(19,379)

Net deferred tax assets before valuation allowance	147,826	84,745
Valuation allowance	(147,826)	(84,745)
Total deferred tax assets	$—	$—

The Company has established a full valuation allowance against its U.S. federal, state, and foreign deferred tax assets due to the uncertainty surrounding the realization of such assets in future periods. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred liabilities and tax planning strategies in making this assessment and evaluates the recoverability of the deferred tax assets as of each reporting date. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.
The Company has recorded a valuation allowance of $147.8 million as of December 31, 2020 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $63.1 million and $48.6 million for the years ended December 31, 2020 and 2019, respectively.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in tax years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has recorded an income tax benefit of $18.1 million related to this legislation.
At December 31, 2020, the Company had available unused U.S. federal and state net operating loss (“NOL”) carryforwards of $28.5 million and $102.4 million, respectively, all of which are fully offset by a valuation allowance. Additionally, the Company had an interest expense limitation carryforward of $7.4 million that is fully offset by a valuation allowance. The federal NOL and interest expense limitation carryforward have an indefinite life. The state NOL carryforwards will begin to expire in 2022. In addition, at December 31, 2020, the Company had federal orphan drug tax credit carryforwards of $38.7 million that begin to expire in 2035 unless utilized, federal research and development tax credit carryforwards of $5.4 million that begin to expire in 2033 unless utilized, state research and development tax credit carryforwards of $7.1 million that begin to expire in 2030 unless utilized, and California Competes tax credit carryforwards of $2.0 million that begin to expire in 2022. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited upon a cumulative change in ownership of more than 50% within a three-year period.
At December 31, 2020, the Company had Irish NOL carryforwards of $12.5 million which are fully offset by a valuation allowance and have an indefinite life. The Company also had Swiss NOL carryforwards of $44.3 million which are fully offset by a valuation allowance and begin to expire in 2023 as well as Federal Act on Tax Reform and AHV Financing (“TRAF”) cantonal tax benefits of $526.2 million which expire in 2029.
The Company accounts for uncertain tax benefits in accordance with the provisions of ASC 740-10 of the Accounting for Uncertainty in Income Taxes. As of December 31, 2020, the Company had $5.2 million in unrecognized tax benefits of which $5.0 million related to orphan drug and research and development tax credits which was recorded as a reduction to the deferred tax assets with a corresponding reduction in the Company’s valuation allowance of $5.0 million.
The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2020 will change materially within the following 12 months.
A reconciliation of the Company's unrecognized tax benefits for the years 2020 and 2019 is provided in the following table (in thousands):

	2020	2019
Balance as of January 1:	$235	$—
Increase in current period positions	$1,187	$235
Decrease in prior period positions	$(235)	$—
Increase in prior period positions	$4,006	$—
Balance as of December 31:	$5,193	$235
The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions, the Company’s income tax returns are open to examination by federal, state and foreign tax authorities for the years ended December 31, 2016 and forward.
During the years ended 2020, 2019 and 2018, the Company did not recognize any interest or penalties in its Consolidated Statements of Operations and Comprehensive Loss and there were no accruals recorded for interest or penalties at December 31, 2020 and 2019.
NOTE 15.    EQUITY OFFERINGS
Underwritten Public Offering of Common Stock

In June 2020, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price of $15.50 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were $108.7 million.
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. Through the period ended December 31, 2020, the Company has sold 867,806 shares under the ATM Agreement, resulting in net proceeds of $22.8 million. As of December 31, 2020, an aggregate amount of $76.5 million remained eligible for sale under the facility.
NOTE 16.    RETIREMENT PLAN
The Company has a 401(k) defined contribution savings plan for the benefit of all eligible employees. Employer matching contributions were $1.2 million, $1.0 million, and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 17. PROPERTY AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Computers and equipment	$595	$577
Furniture and fixtures	1,791	1,251
Leasehold improvements	4,630	2,654
Construction-in-progress	6,339	249
	13,355	4,731
Less: Accumulated depreciation	(3,937)	(1,840)
Total property and equipment, net	$9,418	$2,891
The construction-in-process balance consists of costs related to the Company’s leasehold improvements at its facilities in San Diego, California.
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $2.1 million, $0.7 million and $0.6 million, respectively.
The Company has not capitalized interest related to the property and equipment purchases.
NOTE 18. LEASES
The Company adopted ASU No. 2016-02, Leases, as of January 1, 2019 using a modified retrospective basis method under which prior comparative periods are not restated.
As of December 31, 2020, the Company had two operating leases with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California. The Company currently occupies certain office space subject to the first lease, originally signed in July 2016 and later amended in July 2017 and March 2019. In April 2019, the Company entered into a second office lease with the Landlord, which was subsequently amended in May 2020, for office space in an adjacent building located in San Diego, California. The Company has begun to consolidate its corporate headquarters into the new lease space beginning in late 2020 and into early 2021.
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

Coinciding with the notice delivered to the Landlord, the Company recorded an adjustment to the ROU ("Right-of-use") asset and lease liability in the first half of 2020 to reflect the impending expiration of the existing lease. The remeasurement of the lease liability resulted in a $7.4 million adjustment to the lease liability and ROU asset. The remeasured straight-line expense will be amortized over the revised lease term along with acceleration of related lease incentives.
The ROU asset and lease liability related to the new office lease is established when the Company is granted access to the premises and has the ability to direct its use, which has occurred in phases over 2020 as leased spaces became available. As such, the ROU asset for the new lease has been established prior to the extinguishment of the ROU asset and lease liability for the existing lease, resulting in an overlap of ROU assets during the interim period between inception of the new lease and the expiration of the old lease. In June 2020 and September 2020, the Landlord delivered possession of the new lease spaces for the purpose of construction of leasehold improvements. Coinciding with our ability to direct the use of the respective spaces, and utilizing a discount rate equal to our borrowing rate at the time of measurement, the Company has established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total resulting ROU asset and lease liability are each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
The initial term of the new lease is 7 years, 7 months, through August 2028, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. At this time, it is not reasonably certain that we will extend the term of the lease and therefore the renewal period has been excluded from the aforementioned ROU asset and lease liability measurements. The measurement of the lease term occurs from the February 2021 planned occupancy date of the primary spaces delivered in September 2020. The aggregate base rent due over the initial term of the lease is approximately $49.5 million.
Following is a schedule of the future minimum rental commitments for our operating leases reconciled to the lease liability and ROU asset as of December 31, 2020 (in thousands):

December 31, 2020
2021	$2,412
2022	6,020
2023	6,200
2024	6,386
2025	6,578
Thereafter	18,535
Total undiscounted future minimum payments	46,131
Lease incentives payable by lessor	(6,873)
Present value discount	(10,565)
Total lease liability	28,693
Unamortized lease incentives, less incentives payable by lessor	(731)
Cash payments in excess of straight-line lease expense	(2,287)
Total ROU asset	$25,675
As of December 31, 2020, the ROU asset of $25.7 million was recorded to the Consolidated Balance Sheets as non-current Other Assets.
As of December 31, 2020, the current and non-current portions of the lease liability were recorded to the Consolidated Balance Sheets as follows (in thousands):

December 31, 2020
Other current liabilities	$357
Other non-current liabilities	28,336
Total lease liabilities	$28,693
For the twelve months ended December 31, 2020, 2019 and 2018 the Company recorded $2.0 million, $2.4 million, and $1.8 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.
Supplemental cash flow information related to leases is as follows (in thousands):

December 31, 2020
Noncash amounts included in the measurement of lease liabilities:
Remeasurement for existing lease abandonment	(7,430)
Initial measurement of new lease spaces	34,488
Total noncash amounts included in the measurement of lease liabilities	$27,058

Noncash amounts included in the measurement of ROU assets:
Remeasurement for existing lease abandonment	(7,424)
Initial measurement of new lease spaces	34,612
Total noncash amounts included in the measurement of ROU assets	$27,188

NOTE 19. SUBSEQUENT EVENTS
Equity Offerings
2021 Underwritten Public Offering of Common Stock
In February 2021, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price of $26.75 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, was $189.0 million.
NOTE 20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected consolidated statements of operations data for each quarter for the fiscal years ended December 31, 2020 and 2019 (unaudited, in thousands, except for per share data):

	Fourth Quarter		Third Quarter		Second Quarter	First Quarter

For the year ended December 31, 2020:
Net product sales	$50,983		$51,139		$48,430	$47,769
Total operating expenses	169,533	1	70,574		71,541	62,836
Operating loss	(118,550)		(19,435)		(23,111)	(15,067)
Total other expense, net	(3,543)		(3,091)		(2,892)	(3,101)
Loss before provision for income taxes	(122,093)		(22,526)		(26,003)	(18,168)
Income tax benefit (provision)	471		(23)		(65)	18,976	2
Net income (loss)	$(121,622)		$(22,549)		$(26,068)	$808
Net income (loss) per common share
Basic and diluted	$(2.37)		$(0.44)		$(0.58)	$0.02
For the year ended December 31, 2019:
Net product sales	$46,688		$44,373		$44,707	$39,570
Total operating expenses	74,855		78,810	3	81,236	77,798	4
Operating loss	(28,167)		(34,437)		(36,529)	(38,228)
Total other income (expense), net	(2,060)		(2,576)		(2,103)	(2,348)
Income (loss) before provision for income taxes	(30,227)		(37,013)		(38,632)	(40,576)
Income tax benefit (provision)	(32)		523		(69)	(401)
Net income (loss)	$(30,259)		$(36,490)		$(38,701)	$(40,977)
Net loss per common share
Basic and diluted	$(0.70)		$(0.85)		$(0.92)	$(0.99)

1In November 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug OT-58. The transaction is treated as an asset acquisition with amounts charged to expense on the date of acquisition. For the year ended December 31, 2020 the Company has incurred $97.1 million in expense charges related to the Orphan acquisition.

2In March 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The Company recorded a discrete income tax benefit of $18.1 million related to this legislation in the first quarter of 2020.

3In August 2019, following a strategic review of the CNSA-001 program in patients with PKU, the Company made the decision to decline to exercise its option to acquire Censa Pharmaceuticals and accordingly discontinue its joint development program for CNSA-001. The Company impaired the $15 million long-term investment during the third quarter of 2019.

4 During the first quarter of 2019, the Company elected to discontinue development of the L-UDCA program, resulting in the removal of the intangible asset of $25.5 million which was originally recorded in 2016, and the reversal of associated contingent consideration of $18.0 million. This resulted in a net $7.5 million non-cash charge to first quarter operations.