Form 10-Q
period 2021-03-31
Travere Therapeutics, Inc.
filed 2021-05-06
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of May 4, 2021 was 60,457,654.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2021

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2019 10-K"), and in this Quarterly Report on Form 10-Q. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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
Risk Factor Summary
Below is a summary of material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our common stock.
•Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, including sparsentan and pegtibatinase (TVT-058), which could prevent or significantly delay their regulatory approval.
•The Interim results from the Phase 3 DUPLEX Study may not support accelerated approval and conditional marketing authorization submissions of sparsentan for FSGS.
•Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.
•An extended delay in the rate of enrollment in our ongoing PROTECT Study or the Phase 1/2 Study of pegtibatinase (TVT-058), as a result of the COVID-19 pandemic or otherwise, may delay our timelines for un-blinding and announcing top line results, and, with respect to sparsentan for IgAN, could delay our planned NDA filing under the Subpart H approval pathway.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$148,232	$84,772
Available-for-sale debt securities, at fair value (amortized cost $372,396, allowance for credit losses of $0 as of March 31, 2021; amortized cost $276,111, allowance for credit losses of $0 as of December 31, 2020)	372,639	276,817
Accounts receivable, net	13,066	15,925
Inventory, net	7,183	7,608
Prepaid expenses and other current assets	6,747	8,143
Tax receivable	17,173	17,142
Total current assets	565,040	410,407
Property and equipment, net	11,697	9,418
Other non-current assets	35,030	33,489
Intangible assets, net	151,342	153,189
Goodwill	936	936
Total assets	$764,045	$607,439
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,008	$12,133
Accrued expenses	46,467	56,793
Other current liabilities	7,338	6,334
Business combination-related contingent consideration, current portion	16,200	17,400
Total current liabilities	85,013	92,660
Convertible debt	218,076	215,339
Other non-current liabilities	43,167	40,527
Business combination-related contingent consideration, less current portion	55,100	47,700
Total liabilities	401,356	396,226
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock $0.0001 par value; 100,000,000 shares authorized; 60,435,730 and 52,248,431 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	1,002,687	797,985
Accumulated deficit	(639,742)	(585,875)
Accumulated other comprehensive loss	(262)	(902)
Total stockholders' equity	362,689	211,213
Total liabilities and stockholders' equity	$764,045	$607,439
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net product sales	$47,407	$47,769
Operating expenses:
Cost of goods sold	1,645	1,370
Research and development	47,946	30,249
Selling, general and administrative	36,778	33,139
Change in fair value of contingent consideration	8,587	(1,922)
Total operating expenses	94,956	62,836
Operating loss	(47,549)	(15,067)
Other income (expenses), net:
Other income (expense), net	(1,093)	(190)
Interest income	409	1,976
Interest expense	(5,321)	(4,887)
Total other expense, net	(6,005)	(3,101)
Loss before income taxes	(53,554)	(18,168)
Income tax (expense) benefit	(313)	18,976
Net income (loss)	$(53,867)	$808

Basic and diluted net income (loss) per common share	$(0.96)	$0.02
Weighted average common shares outstanding, basic	56,268,508	43,122,897
Weighted average common shares outstanding, diluted	56,268,508	43,592,499
Comprehensive loss:
Net income (loss)	$(53,867)	$808
Foreign currency translation	1,103	191
Unrealized loss on debt securities	(463)	(2,417)
Comprehensive loss	$(53,227)	$(1,418)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(53,867)	$808
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,074	5,656
Non-cash interest expense	439	517
Amortization of discounts/premiums on investments, net	177	138
Amortization of debt discount and issuance costs	2,737	2,551
Provision for Inventory	487	420
Share-based compensation	7,694	5,910
ESPP expense	214	—
Change in fair value of contingent consideration	8,587	(1,922)
Payments related to change in fair value of contingent consideration	(1,825)	(6,971)
Unrealized foreign currency transaction gain (loss)	788	—
Other	375	(25)
Changes in operating assets and liabilities:
Accounts receivable	2,851	(61)
Inventory	(63)	(958)
Tax receivable	238	(18,788)
Other current and non-current operating assets	(726)	7,666
Change in lease assets and liabilities, net	3,766	—
Accounts payable and accrued expenses	(4,443)	(16,577)
Other current and non-current operating liabilities	23	(7,519)
Net cash used in operating activities	(26,474)	(29,155)
Cash Flows From Investing Activities:
Purchase of fixed assets	(4,495)	(208)
Cash paid for intangible assets	(4,775)	(4,406)
Proceeds from the sale/maturity of debt securities	152,399	49,153
Purchase of debt securities	(248,835)	(4,988)
Net cash provided by (used in) investing activities	(105,706)	39,551
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(732)	(5,308)
Payment of guaranteed minimum royalty	(525)	(525)
Proceeds from exercise of stock options	2,755	60
Proceeds from the issuance of common stock in At-the-Market equity offering	4,878	—
Proceeds from the issuance of common stock in underwritten public offering, net	189,377	—
Net cash provided by (used in) financing activities	195,753	(5,773)
Effect of exchange rate changes on cash	(113)	(40)
Net change in cash and cash equivalents	63,460	4,583
Cash and cash equivalents, beginning of year	84,772	62,436
Cash and cash equivalents, end of period	$148,232	$67,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2021						Three Months Ended March 31, 2020
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	52,248,431	$5	$797,985	$(902)	$(585,875)	$211,213	43,088,921	$4	$636,910	$726	$(416,444)	$221,196
Share based compensation			7,479			7,479			5,714			5,714
Issuance of common stock under the equity incentive plan and proceeds from exercise	470,613		2,755			2,755	64,294		60			60
Equity offering, net of issuance costs of $12.2 million	7,716,686	1	194,254			194,255						—
Unrealized gain (loss) on debt securities				(463)		(463)				(2,417)		(2,417)
Foreign currency translation adjustments				1,103		1,103				191		191
ESPP stock purchase and expense			214			214			196			196
Net loss					(53,867)	(53,867)					808	808
Balance - March 31	60,435,730	$6	$1,002,687	$(262)	$(639,742)	$362,689	43,153,215	$4	$642,880	$(1,500)	$(415,636)	$225,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
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
The ongoing novel coronavirus (COVID-19) pandemic has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three months ended March 31, 2021, these governmental actions and the widespread economic disruption arising from the pandemic have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.
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

Pegtibatinase (TVT-058) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system issues. Pegtibatinase (TVT-058) is currently being tested in a Phase 1/2 double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. Pegtibatinase (TVT-058) has been granted Rare Pediatric Disease and Fast Track designations by the FDA, as well as orphan drug designation in the United States and Europe. We acquired pegtibatinase (TVT-058) as part of the November 2020 acquisition of Orphan Technologies Limited.
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. CTX is a rare, progressive and underdiagnosed bile acid synthesis disorder affecting many parts of the body. In January 2020, we randomized the first patients in our Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX, and the study enrollment remains open. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States.
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

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2020 10-K filed with the SEC on March 1, 2021. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2020 balance sheet information was derived from the audited financial statements as of that date.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for royalties in excess of the annual contractual minimum at March 31, 2021, as such royalties are not yet probable and estimable.
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
The following table summarizes net product revenues for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Bile acid products	$21,964	$22,281
Tiopronin products	25,443	25,488
Total net product revenue	$47,407	$47,769

NOTE 4. DEBT SECURITIES
The Company's debt securities as of March 31, 2021 and December 31, 2020 were comprised of available-for-sale corporate and government debt securities. These securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value that are determined to be the result of credit losses, if any, on available-for-sale securities are included in other income or expense. Unrealized losses that are determined to be credit-related are also recorded as an allowance against the amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
During the three months ended March 31, 2021, investment activity for the Company included $152.4 million in maturities and $248.8 million in purchases, all relating to debt based marketable securities.
Debt securities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Commercial paper	$158,429	$135,145
Corporate debt securities	182,388	98,646
Securities of government sponsored entities	31,822	43,026
Total debt securities	$372,639	$276,817

The following is a summary of short-term debt securities classified as available-for-sale as of March 31, 2021 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$158,443	$2	$(16)	$158,429
Corporate debt securities	Less than 1	92,166	389	(29)	92,526
Securities of government-sponsored entities	Less than 1	31,821	1	—	31,822
Total maturity less than 1 year		282,430	392	(45)	282,777
Corporate debt securities	1 to 2	89,966	—	(104)	89,862
Total available-for-sale securities		$372,396	$392	$(149)	$372,639

The following is a summary of short-term debt securities classified as available-for-sale as of December 31, 2020 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$135,161	$1	$(17)	$135,145
Corporate debt securities	Less than 1	92,906	723	—	93,629
Securities of government-sponsored entities	Less than 1	43,031	—	(5)	43,026
Total maturity less than 1 year		271,098	724	(22)	271,800
Corporate debt securities	1 to 2	5,013	4	—	5,017
Total available-for-sale securities		$276,111	$728	$(22)	$276,817

The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
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
The following is a summary of available-for-sale debt securities in an unrealized loss position with no credit losses reported as of March 31, 2021 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$96,435	$16	$—	$—	$96,435	$16
Corporate debt securities	117,836	133	—	—	117,836	133
Securities of government-sponsored entities	5,075	—	—	—	5,075	—
Total	$219,346	$149	$—	$—	$219,346	$149

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

As of March 31, 2021 and December 31, 2020, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. Liquidity issues that arose from economic circumstances surrounding the COVID-19 pandemic have continued to ease and unrealized losses observed in early 2020 have been substantially recovered. The credit ratings of the securities held remain of the highest quality, and while certain securities in the portfolio may be downgraded momentarily, the Federal Reserve has allowed institutions to continue to issue debt where there is need, with the government itself purchasing such securities. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Uncertainty surrounding the COVID-19 pandemic, as well as other factors unknown to us at this time, may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

NOTE 5. ACQUISITIONS AND DISPOSITIONS
Acquisition of Orphan Technologies Limited
In November 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug OT-58, renamed pegtibatinase (TVT-058). The Company acquired Orphan by purchasing all of its outstanding shares. In exchange for the shares, the Company made an upfront cash payment at closing of $90.0 million plus closing adjustments, net liabilities assumed, and transaction expenses of $1.2 million, $1.8 million, and $4.2 million, respectively. Under the Agreement, the Company has also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase (TVT-058) products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase (TVT-058) product is granted.
The Company has applied the principles of ASC 805 in determining the proper accounting treatment for the acquisition. Substantially all of the value of the assets acquired is concentrated within pegtibatinase (TVT-058), and as of the acquisition date, the Company does not anticipate any economic benefit to be derived from pegtibatinase (TVT-058) other than the primary indication. Accordingly, the transaction is treated as an asset acquisition with amounts charged to expense for the acquired in-process research and development on the date of acquisition.
In accordance with ASC 450, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of March 31, 2021, no contingent cash payments have been accrued.

NOTE 6.  LEASES
As of March 31, 2021, the Company had one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with our ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to our borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.

The initial term of the office lease ends in August 2028, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. At this time, it is not reasonably certain that we will extend the term of the lease and therefore the renewal period has been excluded from the aforementioned ROU asset and lease liability measurements. The measurement of the lease term occurs from the February 2021 occupancy date of the office space delivered in September 2020. The aggregate base rent due over the initial term of the lease is approximately $49.5 million.

Following is a schedule of the future minimum rental commitments for our operating leases reconciled to the lease liability and ROU asset as of March 31, 2021 (in thousands):

March 31, 2021
2021	$1,842
2022	6,020
2023	6,200
2024	6,386
2025	6,578
Thereafter	18,535
Total undiscounted future minimum payments	45,561
Lease incentives payable by lessor	(3,247)
Present value discount	(10,016)
Total lease liability	32,298
Unamortized lease incentives, less incentives payable by lessor	(4,050)
Cash payments in excess of straight-line lease expense	(3,210)
Total ROU asset	$25,038

As of March 31, 2021, the ROU asset of $25.0 million was recorded to the Condensed Consolidated Balance Sheets as non-current Other Assets.

As of March 31, 2021, the current and non-current portions of the lease liability were recorded to the Condensed Consolidated Balance Sheets as follows (in thousands):

March 31, 2021
Other current liabilities	$1,092
Other non-current liabilities	31,206
Total lease liabilities	$32,298

For the three months ended March 31, 2021 and 2020, the Company recorded $1.2 million and $0.1 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Discount rates used to determine the fair value at March 31, 2021 and December 31, 2020 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
March 31, 2021	7.0%	8.5%	6.00%
December 31, 2020	6.5%	8.5%	7.45%

Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of March 31, 2021, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $281.9 million, which was estimated utilizing market quotations, and are considered Level 2.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2021 (in thousands):

	As of March 31, 2021
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$148,232	$73,625	$74,607	$—
Debt securities, available-for-sale	372,639	—	372,639	—
Total	$520,871	$73,625	$447,246	$—
Liabilities:
Business combination-related contingent consideration	$71,300	$—	$—	$71,300
Total	$71,300	$—	$—	$71,300

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2020 (in thousands):

	As of December 31, 2020
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$84,772	$84,772	$—	$—
Debt securities, available-for-sale	276,817	—	276,817	—
Total	$361,589	$84,772	$276,817	$—
Liabilities:
Business combination-related contingent consideration	65,100	—	—	65,100
Total	$65,100	$—	$—	$65,100

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the three months ended March 31, 2021 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2021	$65,100
Changes in the fair value of contingent consideration	8,587
Contractual payments included in accrued liabilities at March 31, 2021	(2,276)
Foreign currency impact	(111)
Balance at March 31, 2021	$71,300

For the three months ended March 31, 2021, the Company incurred charges of $8.6 million in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities.
For the three months ended March 31, 2021, the change in fair value of contingent consideration is due to the timing of future payments and changes in market driven discount rates.
For the three months ended March 31, 2020, the Company recognized income of $1.9 million in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. The value changed due to the timing of future payments and changes in market driven discount rates.

NOTE 8. INTANGIBLE ASSETS
As of March 31, 2021, the net book value of amortizable intangible assets was approximately $151.3 million.
The following table sets forth amortizable intangible assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Finite-lived intangible assets	$268,518	$264,676
Less: accumulated amortization	(117,176)	(111,487)
Net carrying value	$151,342	$153,189

The following table summarizes amortization expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$286	$289
Selling, general and administrative	5,666	4,885
Total amortization expense	$5,952	$5,174

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
The composition of the Company’s 2025 Notes are as follows (in thousands):

	March 31, 2021	December 31, 2020
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(53,873)	(56,384)
Unamortized debt issuance costs	(4,051)	(4,277)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$218,076	$215,339

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
As of March 31, 2021, the 2025 Notes had a market price of $1,021 per $1,000 or $281.9 million principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $276.0 million principal amount and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2025 Notes for redemption will constitute a “make-whole fundamental change."
The 2025 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to the Company’s unsecured indebtedness.
The 2025 Notes are classified on the Company’s Condensed Consolidated Balance Sheets at March 31, 2021 as long-term debt.
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
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through March 31, 2021 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$1,725	$1,725
Amortization of debt discount	2,511	2,326
Amortization of debt issuance costs	225	224
Total interest expense for the 2025 Notes	$4,461	$4,275

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

NOTE 10. ACCRUED EXPENSES
Accrued expenses at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Government rebates payable	$7,912	$10,707
Compensation related costs	9,927	17,912
Accrued royalties and contingent consideration	7,197	7,857
Research and development	12,355	10,166
Selling, general and administrative	4,094	3,944
Miscellaneous accrued	4,982	6,207
Total accrued expenses	$46,467	$56,793

NOTE 11.  NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, and shares issuable upon conversion of the 2025 Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.
Basic and diluted net income (loss) per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended March 31,
	2021			2020
	Shares	Net Loss	Loss per common share	Shares	Net Income	Income per common share
Basic income (loss) per share	56,268,508	$(53,867)	$(0.96)	43,122,897	$808	$0.02
ESPP				16,636
Restricted Stock				75,044
Stock Options				377,922
Diluted income (loss) per share	56,268,508	$(53,867)	$(0.96)	43,592,499	$808	$0.02

The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Restricted stock	1,637,072	945,987
Convertible debt	7,113,402	7,113,402
Options	9,228,627	6,748,175
Total anti-dilutive shares	17,979,101	14,807,564

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

NOTE 13.  SHARE-BASED COMPENSATION
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the three months ended March 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2020	1,109,942	$17.84
Granted	690,647	26.90
Vested	(208,310)	16.24
Forfeited/canceled	(23,610)	19.38
Unvested March 31, 2021	1,568,669	$22.02

At March 31, 2021, unamortized stock compensation for service based restricted stock units was $30.0 million, with a weighted-average recognition period of 3.0 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the three months ended March 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2020	167,500	$16.48
Granted	—	—
Vested	(75,000)	15.46
Forfeited/canceled	—	—
Unvested March 31, 2021	92,500	$17.31

At March 31, 2021, unamortized stock compensation for performance based restricted stock units was $0.3 million, with a weighted-average recognition period of 0.8 years.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2021:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	8,242,996	$18.97	6.43	$71,641
Granted	1,407,307
Exercised	(187,303)
Forfeited/canceled	(50,285)
Outstanding at March 31, 2021	9,412,715	$20.23	6.66	$52,858

At March 31, 2021, unamortized stock compensation for stock options was $42.4 million, with a weighted-average recognition period of 2.9 years.
At March 31, 2021, outstanding options to purchase 5.9 million shares of common stock were exercisable with a weighted-average exercise price per share of $19.31.

Share-Based Compensation
The following table sets forth total share-based compensation for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$3,002	$2,126
Selling, general & administrative	4,692	3,784
Total	$7,694	$5,910

NOTE 14.  INCOME TAXES
For the three months ended March 31, 2021, we recognized an income tax expense of $0.3 million as compared to an income tax benefit of $19.0 million for the three months ended March 31, 2020. The change is primarily related to provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") concerning net operating loss carrybacks which were effected in 2020.

NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$3,435	$3,219
Finished goods	3,748	4,389
Total inventory	$7,183	$7,608

The inventory reserve was $3.5 million and $3.6 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $13.1 million and $15.9 million at March 31, 2021 and December 31, 2020, respectively. The total reserves for both periods were immaterial.
The Company's evaluation and application of ASU No. 2016-13, Financial Instruments - Credit Losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

NOTE 17. EQUITY OFFERINGS
Underwritten Public Offering of Common Stock
In June 2020, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price of $15.50 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were $108.7 million.
In February 2021, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price of $26.75 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were $189.4 million.
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. Through March 31, 2021, the Company has sold a total of 1,051,992 shares under the ATM Agreement, 184,186 shares of which settled in 2021 resulting in net proceeds of $4.9 million. As of March 31, 2021, an aggregate of $71.4 million remained eligible for sale under the facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on February 24, 2020. Past operating results are not necessarily indicative of results that may occur in future periods. In addition, see the discussion under the heading “Forward-Looking Statements” immediately preceding the consolidated financial statements included under Part I of this Quarterly Report on Form 10-Q.

Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney, liver, and metabolic diseases.
Uncertainty Related to the COVID-19 Pandemic
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three months ended March 31, 2021, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. Our labor force is currently working remotely, which could, among other things, negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations, and we are aware that other businesses with which we engage are likely operating under similar restrictions and experiencing disruptions in their own operations, which may create obstacles in the coordination of business activities. Circumstances arising from the pandemic have slowed and could continue to slow the pace of enrollment in our clinical trials or otherwise hinder patients' abilities to comply with the clinical trial protocols and could ultimately delay the availability of results and analysis of outcomes. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new patient identification and increased requests for patient assistance due to increased levels of unemployment, either of which would negatively impact our revenues and hinder our cash flows. Similarly, we could face challenges with regard to healthcare programs, including access and changes in coverage. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We had $520.9 million in cash and cash equivalents and available-for-sale securities as of March 31, 2021, which we believe provides sufficient capital to fund our operations for at least the next twelve months. While we have not yet experienced a material impact to date, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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

Clinical Programs
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
Based on the data from the interim analysis, we intend to pursue submissions for accelerated approval of sparsentan for FSGS under the Subpart H regulatory pathway in the United States and pursuant to Conditional Marketing Authorization ("CMA") in Europe. We are in the process of engaging with the U.S. Food and Drug Administration ("FDA") and the European Medicines Agency ("EMA") around pathways to enable accelerated approval submissions and we plan to provide a regulatory update during the first half of 2021.
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
Pegtibatinase (TVT-058)
Pegtibatinase (TVT-058) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system issues. Pegtibatinase (TVT-058) is currently being tested in a Phase 1/2 double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. At this time, preliminary data from the ongoing Phase 1/2 study are expected to become available in 2021 and we are monitoring the potential impact the evolving COVID-19 pandemic may have on this timing. Pegtibatinase (TVT-058) has been granted Rare Pediatric Disease and Fast Track designations by the FDA, as well as orphan drug designation in the United States and European Union. It is estimated that there are at least 3,500 people living with HCU in the United States with similar numbers in Europe. We acquired pegtibatinase (TVT-058) as part of the November 2020 acquisition of Orphan Technologies Limited ("Orphan").

Chenodal
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. While indicated for radiolucent stones in the gallbladder, Chenodal has been recognized as the standard of care for cerebrotendinous xanthomatosis (CTX) for more than three decades, although it is not currently labeled for this indication. CTX is a rare, progressive and underdiagnosed bile acid synthesis disorder affecting many parts of the body. In January 2020, we randomized the first patients in our Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX, and the study enrollment remains open. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States.
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
In June 2019 we announced that the FDA approved 100 mg and 300 mg tablets of Thiola EC, a new enteric-coated formulation of Thiola, to be used for the treatment of cystinuria. Thiola EC offers the potential for administration with or without food, and the ability to reduce the number of tablets necessary to manage cystinuria. Thiola EC became available to patients in July 2019.
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

Results of Operations
Results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020
Net Product Sales
The following table provides information regarding net product sales (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net product revenues by product:
Bile acid products	$21,964	$22,281	$(317)
Tiopronin products	25,443	25,488	(45)
Total net product revenues	$47,407	$47,769	$(362)

The sales decrease for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to increased demand at the onset of the COVID-19 pandemic during the first quarter of 2020.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Cost of goods sold	$1,645	$1,370	$275
Research and development	47,946	30,249	17,697
Selling, general and administrative	36,778	33,139	3,639
Change in fair value of contingent consideration	8,587	(1,922)	10,509
	$94,956	$62,836	$32,120

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
For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, our research and development expenses increased by $17.7 million due primarily to increased clinical trial expenses, as well as increased personnel expenses arising from increased headcount.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share-based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, our selling, general and administrative expenses increased by $3.6 million. The increase observed for the quarter is primarily due to increased personnel expenses arising from increased headcount, and additional professional fees.
Change in the valuation of contingent consideration
For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, the change in fair value of contingent consideration is due to the passage of time and changes in market driven discount rates.
Other Income (Expenses)
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Other income (expense), net	$(1,093)	$(190)	$(903)
Interest income	409	1,976	(1,567)
Interest expense	(5,321)	(4,887)	(434)
	$(6,005)	$(3,101)	$(2,904)

The change in our other income (expenses) for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 of $2.9 million is primarily due to lower average balances in investments in debt securities and lower interest rates in prior year, along with changes in foreign exchange rates.
Income Tax Benefit (Provision)
For the three months ended March 31, 2021, we recognized an income tax expense of $0.3 million as compared to an income tax benefit of $19.0 million for the three months ended March 31, 2020. The change is primarily related to provisions of the CARES Act concerning net operating loss carrybacks which were effected in 2020. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
At March 31, 2021, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three months ended March 31, 2021.

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
We had the following balances at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cash & Cash Equivalents	$148,232	$84,772
Debt securities	372,639	276,817
Accumulated Deficit	(639,742)	(585,875)
Stockholders' Equity	362,689	211,213
Net Working Capital*	$480,027	$317,747
Net Working Capital Ratio**	6.65	4.43
* Current assets less current liabilities.
**Current assets divided by current liabilities.

Operating Leases
Future Minimum Rental Commitments
We have future minimum rental commitments totaling $45.6 million arising from our operating leases. These commitments consist of $48.1 million in aggregate base rent through August 2028, less rent abatement totaling $2.4 million and $0.1 million in advance rent.
Equity Offerings
2020 Underwritten Public Offering of Common Stock
In June 2020, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price to the public of $15.50 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were $108.7 million.
2021 Underwritten Public Offering of Common Stock
In February 2021, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price of $26.75 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were $189.4 million.
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. Through March 31, 2021, the Company has sold a total of 1,051,992 shares under the ATM Agreement, 184,186 shares of which settled in 2021 resulting in net proceeds of $4.9 million. As of March 31, 2021, an aggregate of $71.4 million remained eligible for sale under the facility.
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
The composition of our 2025 Notes are as follows (in thousands):

	March 31, 2021	December 31, 2020
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(53,873)	(56,384)
Unamortized debt issuance costs	(4,051)	(4,277)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$218,076	$215,339

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
Interest Expense
Total interest expense recognized for the three months ended March 31, 2021 and 2020 was $5.3 million and $4.9 million, respectively.
Cash Flows
Cash Flows from Operating Activities
Cash used in operating activities was $26.5 million for the three months ended March 31, 2021 compared to cash used of $29.2 million for the three months ended March 31, 2020. The change in cash used is attributable to increased operating expenses arising from increases in clinical trial activities and personnel expenses, offset by changes in operating assets and liabilities, including a decrease in the tax receivable, as well as changes in the fair value of contingent consideration and related payments.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2021 was $105.7 million, compared to cash provided of $39.6 million for the three months ended March 31, 2020. The change is due to the purchase of available-for-sale investments, net of maturities. Approximately $140.0 million of the funds received in the underwritten equity offering were invested in available-for-sale investments.

Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2021 was $195.8 million compared to cash used of $5.8 million for the three months ended March 31, 2020. The change is due to the underwritten public offering of our common stock in February 2021.
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
Off Balance Sheet Arrangements
None.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of March 31, 2021, we had cash equivalents and marketable securities of approximately $447.2 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $1.3 million impact on our investments. We carry our investments based on publicly available information.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Condensed Consolidated Financial Statements--Note 12 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
The following risk factors do not reflect any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
Risks Related to the Development of our Product Candidates
Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, including sparsentan and pegtibatinase (TVT-058), which could prevent or significantly delay their regulatory approval.
Before obtaining regulatory approval for the sale of any of our current or future product candidates, including sparsentan and pegtibatinase (TVT-058), we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete.
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
Patient enrollment is ongoing in our clinical trials of sparsentan and pegtibatinase (TVT-058) for IgAN and homocystinuria, respectively, each of which is a rare disease. Given that these development candidates are still undergoing required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or foreign regulatory agencies. In addition, as other companies and researchers may be concurrently developing therapies for the same or similar indications that we are focused on, we could face competition for a limited number of patients, investigators and clinical trial sites willing to participate in clinical trials. Our inability to enroll and maintain a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
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
Based on the data from the interim analysis, we intend to pursue submissions for accelerated approval of sparsentan for FSGS under the Subpart H regulatory pathway in the United States and pursuant to Conditional Marketing Authorization (“CMA”) in Europe. We are in the process of engaging with the U.S. Food and Drug Administration (“FDA”), and the European Medicines Agency (“EMA”) around pathways to enable accelerated approval submissions and we plan to provide a regulatory update during the first half of 2021.
It is possible that we may be unable to reach alignment with the FDA and/or EMA around pathways for accelerated approval submissions. In that case, there would be a delay in our submission timeline, including the possibility of foregoing submissions for accelerated approval and instead awaiting results from the confirmatory endpoint before determining whether to submit applications for regulatory approval. Also, even if FDA concurs with our plan to submit an NDA for accelerated approval, there is no guarantee that the FDA will accept the NDA for filing, as the FDA has the authority to refuse to file NDAs for a variety of reasons.
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, although we observed favorable responses with the physician-initiated treatment of fosmetpantotenate in PKAN patients outside the United States, the Phase 3 FORT Study evaluating the safety and efficacy of fosmetpantotenate compared to placebo in patients with PKAN did not meet its primary endpoint, did not demonstrate a difference between treatment groups, and did not meet its secondary endpoint. In addition, there can be no assurance that the positive eGFR results from the open-label portion of the DUET study of sparsentan in FSGS will be repeated in the Phase 3 clinical trial. Similarly, there can be no assurance that our clinical experience with sparsentan in FSGS will translate to favorable data in IgAN, which patient population has not previously been treated with sparsentan prior to the Phase 3 trial currently being conducted. Similarly, the positive pre-clinical data we have seen from pegtibatinase (TVT-058) being tested in a mouse model of homocystinuria may not be replicated in the ongoing Phase 1/2 clinical trial of pegtibatinase (TVT-058). We cannot assure that any current or future clinical trials of sparsentan or pegtibatinase (TVT-058) will ultimately be successful.

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
If the FDA or EMA agree to review our regulatory submissions for accelerated approval, we expect that the FDA’s and EMA’s determination as to whether the sufficiency of the data from the DUPLEX and PROTECT Studies supports an accelerated approval in either jurisdiction will be made during the application review process based on the totality of the data, including eGFR data available at the time of the subpart H submissions from the respective studies. There can be no assurance that the FDA or EMA will deem our achievement of any interim endpoint or measurement in the DUPLEX Study to be sufficient to grant accelerated approval or Conditional Marketing Authorization for sparsentan for the treatment of FSGS. Similarly, even if we achieve statistical significance on the interim or primary endpoints for the PROTECT Study, there can be no assurance that the FDA or EMA will deem that sufficient to grant accelerated approval or Conditional Marketing Authorization of sparsentan for the treatment of IgAN.
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
An extended delay in the rate of enrollment in our ongoing  PROTECT Study or the Phase 1/2 Study of pegtibatinase (TVT-058), as a result of the COVID-19 pandemic or otherwise, may delay our timelines for un-blinding and announcing top line results, and, with respect to sparsentan for IgAN, could delay our planned NDA filing under the Subpart H approval pathway.
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
Similarly, if the rate of enrollment in the ongoing Phase 1/2 Study of pegtibatinase (TVT-058) is slower than we anticipate, due to the COVID-19 pandemic or otherwise, or if there are barriers to data collection or monitoring activities due to the COVID-19 pandemic, our current timelines for unblinding and announcing preliminary results from the Phase 1/2 Study of pegtibatinase (TVT-058) could be delayed.

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
The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for sparsentan, pegtibatinase (TVT-058), or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell sparsentan, pegtibatinase (TVT-058), or any other product candidate for which we obtain marketing approval.
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
Our current products and any products that we bring to the market, including sparsentan and pegtibatinase (TVT-058), if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our current products and product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
For products we develop based on a new chemical entity not previously approved by the FDA, we expect that in addition to the protection afforded by our patent filings that we will be able to obtain either five years regulatory exclusivity via the provisions of the Food, Drug, and Cosmetic ("FDC") Act and possibly seven years regulatory exclusivity via the orphan drug provisions of the FDC Act. In addition, we may be able to obtain up to five years patent term extension (to compensate for regulatory approval delay) for a patent covering such a product.
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
We have negotiated a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of FSGS and IgAN. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we could lose our rights to sparsentan. We have obtained a U.S. patent and European patent each covering the use of sparsentan for treating glomerulosclerosis, including FSGS, as well as a second U.S. patent and a second European patent each covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. However, we cannot be certain that we will be able to obtain patent protection for various other potential indications for sparsentan, or whether, if granted, we would be able to enforce such patents. Additionally, in November 2020, a third party filed an opposition to our second European patent (European Patent No. EP3222277, “the ‘277 EP Patent”), in the European Patent Office ("EPO"). While we intend to vigorously defend the ‘277 EP Patent against the opposition, there is no guarantee that we will be successful in doing so.
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
We expect to rely on orphan drug exclusivity for sparsentan and potential future product candidates that we may develop. Orphan drug status currently confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. The FDA and EMA have granted orphan designation for Chenodal, sparsentan, and pegtibatinase (TVT-058) for the treatment of CTX, FSGS, IgAN and homocystinuria, respectively. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling these molecules for the same indication beyond these time frames. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been executive, judicial, Congressional, and political challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Cuts and Jobs Act ("Tax Act") includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amended the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when the Supreme Court will make a decision. On February 10, 2021, the Biden Administration withdrew the federal government's support for overturning the PPACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. The COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
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

Obtaining reimbursement approval for a product from each government or other third-party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-United States regulatory authorities. Also prior authorization for a product may be required. In addition, there is a risk that full reimbursement may not be available for high-priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Further, coverage policies and third-party payer reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
A primary trend in the United States healthcare industry and elsewhere is toward cost containment. We expect the changes made by PPACA, other legislation impacting the Medicare program and the 340B program, and the increasing emphasis on managed care to continue to put pressure on pharmaceutical product pricing. As these concerns continue to grow over the need for tighter oversight, there remains the possibility that the Heath Resources and Services Administration or another agency under the U.S. Department of Health and Human Services ("HHS") will propose regulations or that Congress will explore changes to the 340B program through legislation. For example, on November 30, 2018, the U.S. Health Resources & Services Administration published its final rule regarding the calculation of 340B ceiling price and imposition of civil monetary penalties on manufacturers for knowingly and intentionally overcharging covered entities, which became effective on January 1, 2019. Pursuant to the final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis. Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program.
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services ("CMS") issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Also, there have been reports that the U.S. government is considering targeted price controls and reference pricing based on foreign single-payer country access policies, which, if implemented, could adversely affect our revenues.
Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. Additionally, we are currently unable to predict what additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business.
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
We intend to rely on third-party manufacturers for the long-term commercial supply of our development stage product candidates, including sparsentan and pegtibatinase (TVT-058). We expect the manufacturers of each product candidate to at least initially and potentially for a significant period of time, be single source suppliers to us. Reliance on third-party manufacturers entails risks to which we may not be subject if we manufactured our product candidates or products ourselves, including:
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
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our preclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, a membrane used in pegtibatinase (TVT-058) drug substance manufacturing has recently become more difficult to acquire due to same or similar membranes being used in certain of the recently initiated COVID-19 vaccine manufacturing. While we believe our contingency plans will enable us to continue the ongoing clinical study of pegtibatinase (TVT-058) with the currently available clinical supplies, there is no guarantee that we will not face additional shortages of this membrane, or other materials necessary to manufacture pegtibatinase (TVT-058) or our other products and product candidates.
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
•continue the research and development of additional product candidates, including pegtibatinase (TVT-058);
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
Our future capital requirements will depend on many factors, including:
•the progress and results of our pre-clinical and clinical studies of sparsentan for FSGS and IgAN, pegtibatinase (TVT-058) for HCU, Chenodal for CTX, and any other drug candidates;
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies to report annually information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives.
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
Additionally, California recently enacted legislation known as the California Consumer Privacy Act (the “CCPA”), which creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which became effective on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. Additionally, California voters approved a new privacy law, the California Privacy Rights Act ("CPRA") in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. The CCPA or CPRA may increase our compliance costs and potential liability. Furthermore, the CCPA and CPRA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
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
Under the Tax Act, as modified by the CARES Act, our federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under the CARES Act, NOLs generated in tax years beginning after December 31, 2017, and before January 1, 2021, may be carried back to each of the five tax years preceding the tax years of such loss. The Company has recorded an income tax benefit of $18.1 million related to this legislation. As of December 31, 2020, we had federal net operating loss ("NOL") of $28.5 million. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great

Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, and a separate marketing authorization will be required to marker our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency ("MHRA") in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive.
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

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
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

Date: May 6, 2021	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer