Form 10-Q
period 2021-06-30
Travere Therapeutics, Inc.
filed 2021-07-29
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of July 27, 2021 was 60,717,176.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended June 30, 2021

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 10-K"), and in this Quarterly Report on Form 10-Q. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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
•We may not be able to reach alignment with the FDA regarding a pathway for potential accelerated approval submissions in the U.S.
•Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.
•An extended delay in the rate of enrollment in our ongoing Phase 1/2 Study of pegtibatinase (TVT-058), as a result of the COVID-19 pandemic or otherwise, may delay our timelines for analyzing preliminary data from the study.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$83,288	$84,772
Available-for-sale debt securities, at fair value (amortized cost $439,411, allowance for credit losses of $0 as of June 30, 2021; amortized cost $276,111, allowance for credit losses of $0 as of December 31, 2020)	439,502	276,817
Accounts receivable, net	11,860	15,925
Inventory, net	7,409	7,608
Prepaid expenses and other current assets	7,339	8,143
Tax receivable	400	17,142
Total current assets	549,798	410,407
Property and equipment, net	11,720	9,418
Other non-current assets	34,361	33,489
Intangible assets, net	149,951	153,189
Goodwill	936	936
Total assets	$746,766	$607,439
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,343	$12,133
Accrued expenses	62,465	56,793
Other current liabilities	8,869	6,334
Business combination-related contingent consideration, current portion	17,300	17,400
Total current liabilities	96,977	92,660
Convertible debt	220,861	215,339
Other non-current liabilities	43,725	40,527
Business combination-related contingent consideration, less current portion	52,900	47,700
Total liabilities	414,463	396,226
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock $0.0001 par value; 200,000,000 and 100,000,000 shares authorized; 60,710,876 and 52,248,431 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	1,011,692	797,985
Accumulated deficit	(678,754)	(585,875)
Accumulated other comprehensive loss	(641)	(902)
Total stockholders' equity	332,303	211,213
Total liabilities and stockholders' equity	$746,766	$607,439
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net product sales	$54,617	$48,430	$102,024	$96,199
Operating expenses:
Cost of goods sold	1,651	1,494	3,296	2,864
Research and development	51,807	30,790	99,753	61,038
Selling, general and administrative	34,965	34,971	71,743	68,110
Change in fair value of contingent consideration	1,509	4,286	10,096	2,363
Total operating expenses	89,932	71,541	184,888	134,375
Operating loss	(35,315)	(23,111)	(82,864)	(38,176)
Other income (expenses), net:
Other income (expense), net	216	426	(877)	235
Interest income	988	1,316	1,397	3,291
Interest expense	(4,852)	(4,634)	(10,173)	(9,521)
Total other expense, net	(3,648)	(2,892)	(9,653)	(5,995)
Loss before income taxes	(38,963)	(26,003)	(92,517)	(44,171)
Income tax (expense) benefit	(49)	(65)	(362)	18,911
Net loss	$(39,012)	$(26,068)	$(92,879)	$(25,260)

Basic and diluted net loss per common share	$(0.64)	$(0.58)	$(1.59)	$(0.57)
Basic and diluted weighted average common shares outstanding	60,571,259	44,763,843	58,431,770	43,943,370
Comprehensive loss:
Net loss	$(39,012)	$(26,068)	$(92,879)	$(25,260)
Foreign currency translation	(227)	(247)	875	(56)
Unrealized gain (loss) on debt securities	(152)	3,146	(614)	729
Comprehensive loss	$(39,391)	$(23,169)	$(92,618)	$(24,587)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(92,879)	$(25,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,694	11,507
Non-cash interest expense	759	893
Amortization of discounts/premiums on investments, net	660	337
Amortization of debt discount and issuance costs	5,522	5,147
Provision for inventory	962	662
Share-based compensation	14,767	11,474
ESPP expense	437	390
Change in fair value of contingent consideration	10,096	2,363
Payments related to change in fair value of contingent consideration	(3,602)	(8,674)
Other	1,807	274
Changes in operating assets and liabilities:
Accounts receivable	4,056	3,979
Inventory	(764)	(875)
Tax receivable	17,011	(18,714)
Other current and non-current operating assets	(1,224)	(2,508)
Change in lease assets and liabilities, net	5,492	—
Accounts payable and accrued expenses	4,681	(16,407)
Other current and non-current operating liabilities	(453)	(196)
Net cash used in operating activities	(19,978)	(35,608)
Cash Flows From Investing Activities:
Purchase of fixed assets	(4,598)	(518)
Cash paid for intangible assets	(8,979)	(8,532)
Proceeds from the sale/maturity of debt securities	242,064	153,146
Purchase of debt securities	(406,000)	(36,743)
Net cash provided by (used in) investing activities	(177,513)	107,353
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(1,399)	(6,101)
Payment of guaranteed minimum royalty	(1,050)	(1,050)
Proceeds from exercise of stock options	3,074	431
Proceeds from the issuance of common stock in At-the-Market equity offering	4,878	—
Proceeds from the issuance of common stock, net of issuance costs	189,278	108,644
Proceeds from issuances under employee stock purchase plan	1,275	1,098
Net cash provided by financing activities	196,056	103,022
Effect of exchange rate changes on cash	(49)	(33)
Net change in cash and cash equivalents	(1,484)	174,734
Cash and cash equivalents, beginning of year	84,772	62,436
Cash and cash equivalents, end of period	$83,288	$237,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2021						Three Months Ended June 30, 2020
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - March 31	60,435,730	$6	$1,002,687	$(262)	$(639,742)	$362,689	43,153,215	$4	$642,880	$(1,500)	$(415,636)	$225,748
Share based compensation			7,288			7,288			5,760			5,760
Issuance of common stock under the equity incentive plan and proceeds from exercise	176,259		319			319	177,115		371			371
Equity offering, net of issuance costs			(98)			(98)	7,475,000	1	108,643			108,644
Unrealized gain (loss) on debt securities				(152)		(152)				3,146		3,146
Foreign currency translation adjustments				(227)		(227)				(247)		(247)
ESPP stock purchase and expense	98,887		1,496			1,496	97,544		1,291			1,291
Net loss					(39,012)	(39,012)					(26,068)	(26,068)
Balance - June 30	60,710,876	$6	$1,011,692	$(641)	$(678,754)	$332,303	50,902,874	$5	$758,945	$1,399	$(441,704)	$318,645

	Six Months Ended June 30, 2021						Six Months Ended June 30, 2020
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	52,248,431	$5	$797,985	$(902)	$(585,875)	$211,213	43,088,921	$4	$636,910	$726	$(416,444)	$221,196
Share based compensation			14,767			14,767			11,474			11,474
Issuance of common stock under the equity incentive plan and proceeds from exercise	646,872		3,074			3,074	241,409		431			431
Equity offering, net of issuance costs	7,716,686	1	194,156			194,157	7,475,000	1	108,643			108,644
Unrealized gain (loss) on debt securities				(614)		(614)				729		729
Foreign currency translation adjustments				875		875				(56)		(56)
ESPP stock purchase and expense	98,887		1,710			1,710	97,544		1,487			1,487
Net loss					(92,879)	(92,879)					(25,260)	(25,260)
Balance - June 30	60,710,876	$6	$1,011,692	$(641)	$(678,754)	$332,303	50,902,874	$5	$758,945	$1,399	$(441,704)	$318,645
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
The ongoing novel coronavirus (COVID-19) pandemic has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the six months ended June 30, 2021, these governmental actions and similar actions that may be enacted in the future, and the widespread economic disruption arising from the pandemic, have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for royalties in excess of the annual contractual minimum at June 30, 2021, as such royalties are not yet probable and estimable.
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
The following table summarizes net product revenues for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Bile acid products	$24,974	$21,573	$46,938	$43,854
Tiopronin products	29,643	26,857	55,086	52,345
Total net product revenue	$54,617	$48,430	$102,024	$96,199

NOTE 4. DEBT SECURITIES
The Company's debt securities as of June 30, 2021 and December 31, 2020 were comprised of available-for-sale corporate and government debt securities. These securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value that are determined to be the result of credit losses, if any, on available-for-sale securities are included in other income or expense. Unrealized losses that are determined to be credit-related are also recorded as an allowance against the amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
During the six months ended June 30, 2021, investment activity for the Company included $242.1 million in maturities and $406.0 million in purchases, all relating to debt based marketable securities.
Debt securities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Commercial paper	$178,837	$135,145
Corporate debt securities	226,351	98,646
Securities of government sponsored entities	34,314	43,026
Total debt securities	$439,502	$276,817

The following is a summary of short-term debt securities classified as available-for-sale as of June 30, 2021 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$178,865	$3	$(31)	$178,837
Corporate debt securities	Less than 1	117,411	212	(29)	117,594
Securities of government-sponsored entities	Less than 1	31,824	—	(5)	31,819
Total maturity less than 1 year		328,100	215	(65)	328,250
Corporate debt securities	1 to 2	108,811	6	(60)	108,757
Securities of government-sponsored entities	1 to 2	2,500	—	(5)	2,495
Total maturity 1 to 2 years		111,311	6	(65)	111,252
Total available-for-sale securities		$439,411	$221	$(130)	$439,502

The following is a summary of short-term debt securities classified as available-for-sale as of December 31, 2020 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$135,161	$1	$(17)	$135,145
Corporate debt securities	Less than 1	92,906	723	—	93,629
Securities of government-sponsored entities	Less than 1	43,031	—	(5)	43,026
Total maturity less than 1 year		271,098	724	(22)	271,800
Corporate debt securities	1 to 2	5,013	4	—	5,017
Total available-for-sale securities		$276,111	$728	$(22)	$276,817

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
The following is a summary of available-for-sale debt securities in an unrealized loss position with no credit losses reported as of June 30, 2021 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$132,356	$31	$—	$—	$132,356	$31
Corporate debt securities	142,673	89	—	—	142,673	89
Securities of government-sponsored entities	7,565	10	—	—	7,565	10
Total	$282,594	$130	$—	$—	$282,594	$130

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

As of June 30, 2021 and December 31, 2020, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. Liquidity issues that arose from economic circumstances surrounding the COVID-19 pandemic have continued to ease and unrealized losses observed in early 2020 have been substantially recovered. The credit ratings of the securities held remain of the highest quality, and while certain securities in the portfolio may be downgraded momentarily, the Federal Reserve has allowed institutions to continue to issue debt where there is need, with the government itself purchasing such securities. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Uncertainty surrounding the COVID-19 pandemic, as well as other factors unknown to us at this time, may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

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
In accordance with ASC 450, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of June 30, 2021, no contingent cash payments have been accrued.

NOTE 6.  LEASES
As of June 30, 2021, the Company had one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with our ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to our borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
Following is a schedule of the future minimum rental commitments for our operating leases reconciled to the lease liability and ROU asset as of June 30, 2021 (in thousands):

June 30, 2021
2021	$1,842
2022	6,020
2023	6,200
2024	6,386
2025	6,578
Thereafter	18,535
Total undiscounted future minimum payments	45,561
Lease incentives payable by lessor	(566)
Present value discount	(9,456)
Total lease liability	35,539
Unamortized lease incentives, less incentives payable by lessor	(6,485)
Cash payments in excess of straight-line lease expense	(4,638)
Total ROU asset	$24,416

As of June 30, 2021, the ROU asset of $24.4 million was recorded to the Condensed Consolidated Balance Sheets as non-current Other Assets.

As of June 30, 2021, the current and non-current portions of the lease liability were recorded to the Condensed Consolidated Balance Sheets as follows (in thousands):

June 30, 2021
Other current liabilities	$2,623
Other non-current liabilities	32,916
Total lease liabilities	$35,539

For the three and six months ended June 30, 2021, the Company recorded $1.2 million and $2.4 million in expense related to operating leases, including amortized tenant improvement allowances. For the three and six months ended June 30, 2020, the Company recorded a credit to expense of $0.2 million and zero in expense related to operating leases, including amortized tenant improvement allowances.

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
Discount rates used to determine the fair value at June 30, 2021 and December 31, 2020 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
June 30, 2021	6.5%	7.5%	7.85%
December 31, 2020	6.5%	8.5%	7.45%

Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of June 30, 2021, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $234.7 million, which was estimated utilizing market quotations, and are considered Level 2.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2021 (in thousands):

	As of June 30, 2021
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$83,288	$83,288	$—	$—
Debt securities, available-for-sale	439,502	—	439,502	—
Total	$522,790	$83,288	$439,502	$—
Liabilities:
Business combination-related contingent consideration	$70,200	$—	$—	$70,200
Total	$70,200	$—	$—	$70,200

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

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the six months ended June 30, 2021 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2021	$65,100
Changes in the fair value of contingent consideration	10,096
Contractual payments	(2,276)
Contractual payments included in accrued liabilities at June 30, 2021	(2,606)
Foreign currency impact	(114)
Balance at June 30, 2021	$70,200

For the three and six months ended June 30, 2021, the Company incurred charges of $1.5 million and $10.1 million in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities.
For the three and six months ended June 30, 2021, the change in fair value of contingent consideration is due to the timing of future payments and changes in market driven discount rates.
For the three and six months ended June 30, 2020, the Company incurred charges of $4.3 million and $2.4 million in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. The value changed due to the timing of future payments and changes in market driven discount rates.

NOTE 8. INTANGIBLE ASSETS
As of June 30, 2021, the net book value of amortizable intangible assets was approximately $150.0 million.
The following table sets forth amortizable intangible assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Finite-lived intangible assets	$273,332	$264,676
Less: accumulated amortization	(123,381)	(111,487)
Net carrying value	$149,951	$153,189

The following table summarizes amortization expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$288	$289	$574	$578
Selling, general and administrative	5,848	4,996	11,514	9,881
Total amortization expense	$6,136	$5,285	$12,088	$10,459

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

The composition of the Company’s 2025 Notes are as follows (in thousands):

	June 30, 2021	December 31, 2020
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(51,314)	(56,384)
Unamortized debt issuance costs	(3,825)	(4,277)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$220,861	$215,339

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
As of June 30, 2021, the 2025 Notes had a market price of $851 per $1,000 or $234.7 million principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $276.0 million principal amount and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2025 Notes for redemption will constitute a “make-whole fundamental change."
The 2025 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to the Company’s unsecured indebtedness.
The 2025 Notes are classified on the Company’s Condensed Consolidated Balance Sheets at June 30, 2021 as long-term convertible debt.
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
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through June 30, 2021 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,725	$1,725	$3,450	$3,450
Amortization of debt discount	2,560	2,371	5,071	4,698
Amortization of debt issuance costs	226	225	451	449
Total interest expense for the 2025 Notes	$4,511	$4,321	$8,972	$8,597

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

NOTE 10. ACCRUED EXPENSES
Accrued expenses at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Government rebates payable	$11,756	$10,707
Compensation related costs	12,656	17,912
Accrued royalties and contingent consideration	8,340	7,857
Research and development	21,534	10,166
Selling, general and administrative	4,541	3,944
Miscellaneous accrued	3,638	6,207
Total accrued expenses	$62,465	$56,793

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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended June 30,
	2021			2020
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	60,571,259	$(39,012)	$(0.64)	44,763,843	$(26,068)	$(0.58)

	Six Months Ended June 30,
	2021			2020
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	58,431,770	$(92,879)	$(1.59)	43,943,370	$(25,260)	$(0.57)

The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock	1,591,426	1,517,338	1,614,123	1,437,383
Convertible debt	7,113,402	7,113,402	7,113,402	7,113,402
Options	9,367,565	8,479,710	9,298,480	8,327,753
Total anti-dilutive shares	18,072,393	17,110,450	18,026,005	16,878,538

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

NOTE 13.  SHARE-BASED COMPENSATION
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the six months ended June 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2020	1,109,942	$17.84
Granted	800,797	25.49
Vested	(365,492)	17.96
Forfeited/canceled	(77,784)	21.42
Unvested June 30, 2021	1,467,463	$21.80

At June 30, 2021, unamortized stock compensation for service based restricted stock units was $28.0 million, with a weighted-average recognition period of 2.8 years.

Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the six months ended June 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2020	167,500	$16.48
Granted	—	—
Vested	(75,000)	15.46
Forfeited/canceled	—	—
Unvested June 30, 2021	92,500	$17.31

At June 30, 2021, unamortized stock compensation for performance based restricted stock units was less than $0.1 million, with a weighted-average recognition period of 0.7 years.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2021:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	8,242,996	$18.97	6.43	$71,641
Granted	1,518,307	26.36
Exercised	(206,380)	14.90
Forfeited/canceled	(225,803)	22.98
Outstanding at June 30, 2021	9,329,120	$20.17	6.42	$4,922

At June 30, 2021, unamortized stock compensation for stock options was $37.2 million, with a weighted-average recognition period of 2.7 years.
At June 30, 2021, outstanding options to purchase 6.2 million shares of common stock were exercisable with a weighted-average exercise price per share of $19.23.
Share-Based Compensation
The following table sets forth total share-based compensation for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,845	$2,332	$5,847	$4,458
Selling, general & administrative	4,665	3,622	9,357	7,406
Total	$7,510	$5,954	$15,204	$11,864

NOTE 14.  INCOME TAXES
For the six months ended June 30, 2021, we recognized an income tax expense of $0.4 million as compared to an income tax benefit of $18.9 million for the six months ended June 30, 2020. The change is primarily related to provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") concerning net operating loss carrybacks which were effected in 2020.

NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$4,099	$3,219
Finished goods	3,310	4,389
Total inventory	$7,409	$7,608

The inventory reserve was $3.5 million and $3.6 million at June 30, 2021 and December 31, 2020, respectively.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $11.9 million and $15.9 million at June 30, 2021 and December 31, 2020, respectively. The total reserves for both periods were immaterial.
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
In February 2021, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price of $26.75 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were $189.3 million.
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. Through June 30, 2021, the Company has sold a total of 1,051,992 shares under the ATM Agreement, resulting in net proceeds of $28.6 million. $4.9 million of this total relates to the settlement of 184,186 shares in the first quarter of 2021. As of June 30, 2021, an aggregate of $71.4 million remained eligible for sale under the facility.
Authorized Shares of Common Stock
On May 14, 2021, in connection with the Company’s 2021 Annual Meeting of Stockholders, the Company’s stockholders approved, among other matters, a Certificate of Amendment (“Certificate of Amendment”) to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance thereunder from 100,000,000 to 200,000,000. Effective May 18, 2021, the Certificate of Amendment was filed with the Secretary of State of the State of Delaware.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on March 1, 2021. Past operating results are not necessarily indicative of results that may occur in future periods. In addition, see the discussion under the heading “Forward-Looking Statements” immediately preceding the consolidated financial statements included under Part I of this Quarterly Report on Form 10-Q.

Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney, liver, and metabolic diseases.
Uncertainty Related to the COVID-19 Pandemic
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three and six months ended June 30, 2021, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. As of June 30, 2021, the majority of our labor force is still working remotely, which could, among other things, negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. Circumstances arising from the pandemic have slowed and could continue to slow the pace of enrollment in our clinical trials or otherwise hinder patients' abilities to comply with the clinical trial protocols and could ultimately delay the availability of results and analysis of outcomes. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While to date we have not experienced a material reduction in demand for our commercialized products as a result of the pandemic, we could experience a decrease in new patient identification and increased requests for patient assistance due to increased levels of unemployment, either of which would negatively impact our revenues and hinder our cash flows. Similarly, we could face challenges with regard to healthcare programs, including access and changes in coverage. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We had $522.8 million in cash and cash equivalents and available-for-sale securities as of June 30, 2021, which we believe provides sufficient capital to fund our operations for at least the next twelve months. While we have not yet experienced a material impact to date, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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

*	Pegtibatinase (TVT-058) is currently in a Phase 1/2 clinical study.
**	CDCA is not indicated for CTX but has received a medical necessity determination in the US by the FDA for CTX. Travere Therapeutics is conducting a Phase 3 clinical trial to examine the safety and efficacy of CDCA (Chenodal®) for the treatment of CTX.

Clinical Programs
Sparsentan
Sparsentan, also known as RE-021, is a novel investigational product candidate designed with a dual mechanism of action, as a selective endothelin receptor antagonist (“ERA”), that has shown in vitro selectivity toward endothelin receptor type A and as a potent angiotensin receptor blocker, in a single molecule. Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in rare kidney diseases, including:
•Focal segmental glomerulosclerosis ("FSGS"), a leading cause of end-stage kidney disease ("ESKD") and nephrotic syndrome. There are currently no United States Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. Sparsentan has orphan drug designation for FSGS in the United States and European Union. In 2016, we generated positive data from our Phase 2 DUET Study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX Study of sparsentan in FSGS. The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint ("FPRE"), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40% reduction in Up/C from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). A preliminary review of the results from the interim analysis suggest that to date in the study, sparsentan has been generally well-tolerated and the overall safety results in the study to date have been generally comparable between treatment groups. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. Consistent with the DUPLEX Study protocol, patients will continue in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis. The DUPLEX Study is fully enrolled and topline results from the confirmatory endpoint are expected in the first half of 2023.
In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that the available data from the previously announced interim assessment of the DUPLEX Study would not be adequate to support an accelerated approval in the U.S. at this time. The FDA has indicated that it may be possible to submit an application for accelerated approval in FSGS after additional data accrue in the ongoing DUPLEX Study. We are in the process of continuing our engagement with the FDA with the objective of identifying a future path to providing sufficient additional estimated glomerular filtration (eGFR) data from the DUPLEX Study for a potential accelerated approval submission in the U.S. for sparsentan in FSGS in 2022. We intend to provide a further regulatory update around the FSGS program in the U.S. following these regulatory engagements.
Based on recent interactions with the European Medicines Agency ("EMA"), we believe we have identified a path for submitting an application for conditional marketing authorization ("CMA") of sparsentan for the treatment of FSGS in Europe, utilizing the existing interim dataset to be supplemented with additional eGFR data during a clock-stop procedure available in the regulatory review process.
•Immunoglobulin A nephropathy ("IgAN") is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage kidney disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system ("RAAS") blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled pivotal Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in patients with IgAN, and the study is fully enrolled. The PROTECT Study protocol provides for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint - the change in proteinuria (urine protein-to-creatinine ratio) at week 36 from baseline. The interim assessment is designed to support potential submissions under the Subpart H pathway for accelerated approval in the United States and potential CMA consideration in Europe. Secondary efficacy endpoints include the rate of change in eGFR following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. At this time, top-line data from the 36-week proteinuria endpoint analysis are expected to become available in August 2021 and we are monitoring the potential impact the evolving COVID-19 pandemic may have on this timing. Sparsentan has orphan drug designation for IgAN in the United States and European Union.
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
In May 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) became available. We are not able to estimate the impact upon our business at this time.
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

Results of Operations
Results of operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Net Product Sales
The following table provides information regarding net product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Net product revenues by product:
Bile acid products	$24,974	$21,573	$3,401	$46,938	$43,854	$3,084
Tiopronin products	29,643	26,857	2,786	55,086	52,345	2,741
Total net product revenues	$54,617	$48,430	$6,187	$102,024	$96,199	$5,825

The sales increase for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was due to increased patient counts.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Cost of goods sold	$1,651	$1,494	$157	$3,296	$2,864	$432
Research and development	51,807	30,790	21,017	99,753	61,038	38,715
Selling, general and administrative	34,965	34,971	(6)	71,743	68,110	3,633
Change in fair value of contingent consideration	1,509	4,286	(2,777)	10,096	2,363	7,733
	$89,932	$71,541	$18,391	$184,888	$134,375	$50,513

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
For the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, our research and development expenses increased by $21.0 million and $38.7 million, respectively, due primarily to increased clinical trial expenses, including those in relation to TVT-058 and the acquisition of Orphan Technologies Limited, as well as increased personnel expenses arising from increased headcount.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share-based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, our selling, general and administrative expenses remained flat and increased by $3.6 million, respectively. The increase observed is primarily due to increased personnel expenses arising from increased headcount, and additional professional fees.
Change in the valuation of contingent consideration
For the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, the change in fair value of contingent consideration is due to the passage of time and changes in market driven discount rates.
For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, the change in fair value of contingent consideration is due to refinements in revenue projections along with the passage of time and changes in market driven discount rates.

Other Income (Expenses)
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Other income (expense), net	$216	$426	$(210)	$(877)	$235	$(1,112)
Interest income	988	1,316	(328)	1,397	3,291	(1,894)
Interest expense	(4,852)	(4,634)	(218)	(10,173)	(9,521)	(652)
	$(3,648)	$(2,892)	$(756)	$(9,653)	$(5,995)	$(3,658)

The change in our other income (expenses) for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 of $0.8 million and $3.7 million, respectively, is primarily due to lower interest rate yields as compared to prior year, along with changes in foreign exchange rates.
Income Tax Benefit (Provision)
For the six months ended June 30, 2021, we recognized an income tax expense of $0.4 million as compared to an income tax benefit of $18.9 million for the six months ended June 30, 2020. The change is primarily related to provisions of the CARES Act concerning net operating loss carrybacks which were effected in 2020. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
At June 30, 2021, we had no unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three and six months ended June 30, 2021.

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
We had the following balances at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cash & Cash Equivalents	$83,288	$84,772
Debt securities	439,502	276,817
Accumulated Deficit	(678,754)	(585,875)
Stockholders' Equity	332,303	211,213
Net Working Capital*	$452,821	$317,747
Net Working Capital Ratio**	5.67	4.43
* Current assets less current liabilities.
**Current assets divided by current liabilities.

Operating Leases
Future Minimum Rental Commitments
We have future minimum rental commitments totaling $45.6 million arising from our operating leases. These commitments consist of $46.6 million in aggregate base rent through August 2028, less rent abatement totaling $1.0 million.
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
2021 Underwritten Public Offering of Common Stock
In February 2021, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price of $26.75 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were $189.3 million.

At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-227182), as previously filed with the Securities and Exchange Commission. Through June 30, 2021, the Company has sold a total of 1,051,992 shares under the ATM Agreement, resulting in net proceeds of $28.6 million. $4.9 million of this total relates to the settlement of 184,186 shares in the first quarter of 2021. As of June 30, 2021, an aggregate of $71.4 million remained eligible for sale under the facility.
Authorized Shares of Common Stock
On May 14, 2021, in connection with the Company’s 2021 Annual Meeting of Stockholders, the Company’s stockholders approved, among other matters, a Certificate of Amendment (“Certificate of Amendment”) to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance thereunder from 100,000,000 to 200,000,000. Effective May 18, 2021, the Certificate of Amendment was filed with the Secretary of State of the State of Delaware.
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
The composition of our 2025 Notes are as follows (in thousands):

	June 30, 2021	December 31, 2020
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(51,314)	(56,384)
Unamortized debt issuance costs	(3,825)	(4,277)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$220,861	$215,339

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

Interest Expense
Total interest expense recognized for the six months ended June 30, 2021 and 2020 was $10.2 million and $9.5 million, respectively.
Cash Flows
Cash Flows from Operating Activities
Cash used in operating activities was $20.0 million for the six months ended June 30, 2021 compared to cash used of $35.6 million for the six months ended June 30, 2020. The change in cash used is attributable to changes in working capital, including a decrease in the tax receivable, and contingent consideration-related payments.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2021 was $177.5 million, compared to cash provided of $107.4 million for the six months ended June 30, 2020. The change is due to the purchase of available-for-sale investments, net of maturities. Approximately $140.0 million of the funds received in the February 2021 underwritten public offering of common stock were invested in available-for-sale investments.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2021 was $196.1 million compared to cash provided by $103.0 million for the six months ended June 30, 2020. The change is due to the underwritten public offering of our common stock in February 2021.
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
Off Balance Sheet Arrangements
None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of June 30, 2021, we had cash equivalents and marketable securities of approximately $447.4 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $1.9 million impact on our investments.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not be able to initiate or continue clinical trials in the rare diseases in which we are focused if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or foreign regulatory agencies. In addition, as other companies and researchers may be concurrently developing therapies for the same or similar indications that we are focused on, we could face competition for a limited number of patients, investigators and clinical trial sites willing to participate in clinical trials. Our inability to enroll and maintain a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
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
* We may not be able to reach alignment with the FDA regarding a pathway for potential accelerated approval submissions in the U.S.
In February 2021, we announced that our ongoing pivotal Phase 3 DUPLEX Study of sparsentan in FSGS achieved its pre-specified interim FSGS partial remission of proteinuria endpoint (“FPRE”) after 36 weeks of treatment. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that the available data from the previously announced interim assessment of the DUPLEX Study would not be adequate to support an accelerated approval in the U.S. at this time. The FDA has indicated that it may be possible to submit an application for accelerated approval in FSGS after additional data accrue in the ongoing DUPLEX Study. We are in the process of continuing our engagement with the FDA with the objective of identifying a future path to providing sufficient additional estimated glomerular filtration (eGFR) data from the DUPLEX Study for a potential accelerated approval submission in the U.S. for sparsentan in FSGS in 2022.
In August 2021, we intend to conduct a pre-specified interim assessment of the primary proteinuria endpoint after 36 weeks of treatment in our ongoing pivotal Phase 3 PROTECT Study of sparsentan in IgAN. If the outcome of that assessment, coupled with the totality of the data available at the time, is favorable, then we intend to request a pre-NDA meeting with the FDA to review and discuss whether the data support an NDA submission for accelerated approval under the subpart H accelerated approval pathway.
It is possible that we may be unable to reach alignment with the FDA around a pathway for accelerated approval submissions in FSGS and/or IgAN. In that case, there would be a delay in our submission timeline as we would then instead await results from the confirmatory endpoint before determining whether to submit applications for regulatory approval for one or both of the indications. Also, even if FDA concurs with our plan to submit an NDA for accelerated approval, there is no guarantee that the FDA will accept the NDA for filing, as the FDA has the authority to refuse to file NDAs for a variety of reasons.
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
* Communications and/or feedback from the FDA or EMA related to our current or planned future clinical trials does not guarantee any particular outcome from regulatory review for such clinical trials.
Communications and/or feedback from the FDA or EMA related to our current or future clinical trials does not guarantee any particular outcome from regulatory review for such clinical trials.
In 2018 we initiated the following Phase 3 clinical trials of sparsentan: 1) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the “DUPLEX Study”), and 2) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of IgAN (the “PROTECT Study”).  We are conducting the DUPLEX Study and the PROTECT Study under the Subpart H pathway for potential accelerated approval in the United States, and in Europe we plan to pursue potential Conditional Marketing Authorization, in both jurisdictions based on change in proteinuria.  Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints. For example, in the DUPLEX Study in conjunction with ongoing FDA dialogue to enable submission for potential approval on the subpart H pathway, in November 2020 we adopted an eGFR measurement over a 108-week period following randomized treatment, to support full approval. However, in May 2021, we received feedback from the FDA that the available data from the previously announced interim assessment of the DUPLEX Study would not be adequate to support an accelerated approval in the U.S. at this time. The FDA has indicated that it may be possible to submit an application for accelerated approval in FSGS after additional data accrue in the ongoing DUPLEX Study, and while we are in the process of continuing our engagement with the FDA with the objective of identifying a future path to providing sufficient additional eGFR data from the DUPLEX Study for a potential accelerated approval submission in the U.S. for sparsentan in FSGS in 2022, additional data from the DUPLEX Study may not be sufficient to support an NDA under Subpart H for accelerated approval.
If the FDA or EMA agree to review our regulatory submissions for accelerated approval/conditional marketing authorization, we expect that the FDA’s and EMA’s determination as to whether the sufficiency of the data from the DUPLEX and PROTECT Studies supports an accelerated approval/conditional marketing authorization in either jurisdiction will be made during the application review process based on the totality of the data, including eGFR data available for review from the respective studies. There can be no assurance that the FDA or EMA will deem our achievement of any interim endpoint or measurement in the DUPLEX Study to be sufficient to grant accelerated approval or Conditional Marketing Authorization for sparsentan for the treatment of FSGS. Similarly, even if we achieve statistical significance on the interim or primary endpoints for the PROTECT Study, there can be no assurance that the FDA or EMA will deem that sufficient to grant accelerated approval or Conditional Marketing Authorization of sparsentan for the treatment of IgAN.
There can be no guarantee that the data generated from the DUPLEX Study will be sufficient to serve as the basis for an NDA filing, or that additional data from the DUPLEX Study will be sufficient to support an NDA under Subpart H for accelerated approval. In addition, our statistical modeling that supports proceeding with the DUPLEX Study on the Subpart H pathway is based on data from other FSGS studies. To the extent that the model population is not representative of the DUPLEX Study population, the FDA may not agree that the new results continue to support a Subpart H pathway. Furthermore, even if sparsentan is granted accelerated approval for FSGS, there can be no assurance that the post-marketing confirmatory data will support full approval of sparsentan as a treatment for FSGS.
Also, although we have reached agreement with the FDA regarding the initiation of the PROTECT Study and the trial began in December 2018, we continue to have regulatory interactions regarding certain details of the study. For example, in conjunction with ongoing FDA dialogue, in May 2020 we adopted a measurement of the rate of change in eGFR over the 110-week period following the initiation of randomized treatment as the confirmatory endpoint of the study, and increased the total sample size from 280 patients to approximately 380 while maintaining the sample size for the primary endpoint at 280 patients. There can be no assurance that the study will proceed as planned and there can be no guarantee that the data generated from the study will be sufficient to serve as the basis for an NDA filing, including an NDA under Subpart H for accelerated approval or support Conditional Marketing Authorization in the EU. Furthermore, even if sparsentan is granted accelerated approval for IgAN, there can be no assurance that the post-marketing confirmatory data will support full approval of sparsentan as a treatment for IgAN.
In addition, because both the DUPLEX Study and PROTECT Study are evaluating the same compound for the treatment of chronic kidney diseases and utilizing similar endpoints, the risk of success or failure for the two studies may, depending on the outcomes of the studies, end up being correlated.
* An extended delay in the rate of enrollment or data collection in our ongoing  Phase 1/2 Study of pegtibatinase (TVT-058), as a result of the COVID-19 pandemic or otherwise, may delay our timelines for analyzing preliminary or future data from the study.
While we have recently completed enrollment of the currently planned dose cohorts, patient enrollment may be extended in the future to additional dose cohorts in our clinical trial of pegtibatinase (TVT-058) for homocystinuria, a rare disease. Given that this development candidate is still undergoing required testing, we may not be able to initiate or continue clinical trial if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trial required by the FDA or foreign regulatory agencies. In addition, as other companies and researchers may be concurrently developing therapies for the same or similar indications that we are focused on, we could face competition for a limited number of patients, investigators and clinical trial sites willing to participate in clinical trials. Our inability to enroll and maintain a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
If the rate of enrollment in the ongoing Phase 1/2 Study of pegtibatinase (TVT-058) is slower than we anticipate, due to the COVID-19 pandemic or otherwise, or if there are barriers to data collection or monitoring activities due to the COVID-19 pandemic, our timelines for analyzing results from the Phase 1/2 Study of pegtibatinase (TVT-058) could be delayed.
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
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b) (2) NDA may be for a new or improved version of the original innovator product. Certain of our products, including Thiola, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In May 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and additional generic alternatives may be approved in the future.
In addition, there have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products, including expedited review procedures for generic manufacturers and incentives designed to spur generic competition of branded drugs. In particular, the FDA and the U.S. Federal Trade Commission (“FTC”) have been focused on brand companies’ denial of drug supply to potential generic competitors for testing. In December 2019, the CREATES Act was enacted, which provides a legislatively defined private right of action under which generic companies can bring suit against companies who refuse access to product for the bioequivalence testing needed to support approval of a generic product.
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
If additional generic versions of Thiola, Chenodal or any of our other current or future products are approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on our sales and profitability. Both the original formulation of Thiola and Thiola EC are subject to generic competition, and a generic version of either formulation could have a material adverse impact on sales of Thiola EC. In addition, the defense of litigation and response to investigation requests could result in substantial costs, reputational impact, and the diversion of management attention and resources.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been executive, judicial, Congressional, and political challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Cuts and Jobs Act ("Tax Act") includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amended the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services ("CMS") issued an interim final rule implementing President Trump’s Most Favored Nation ("MFN") executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Also, there have been reports that the U.S. government is considering targeted price controls and reference pricing based on foreign single-payer country access policies, which, if implemented, could adversely affect our revenues.
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
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and drug industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell drugs. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status for Cholbam and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render such potential products noncompetitive. Furthermore, competitors could enter the market with generic versions of our products. For example, a generic option for the 100 mg version of the original formulation of Thola (tiopronin tablets) was approved by the FDA in May 2021.
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
Beginning in March 2020, substantially all of our workforce began working remotely either all or substantially all of the time as a result of applicable stay-at-home and shelter-in-place orders. The effects of these orders and our related remote-work policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, as the applicable orders have recently begun to be lifted and certain of our employees begin to return to the office, we cannot guarantee that our workforce will not face an outbreak that could adversely impact our operations.
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
Moreover, the COVID-19 pandemic continues to evolve, and the extent to which the COVID-19 pandemic may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
We have experienced significant growth over the past five years in the number of our employees and the scope of our operations. We have expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical, commercial and management personnel, and we face significant competition for experienced personnel.
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
* We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and may limit our commercial success.
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
In February 2021, we entered into a limited co-promotion arrangement with Albireo Pharma, Inc. ("Albireo"), providing for our Cholbam dedicated sales representatives to dedicate a portion of their efforts to promoting Albireo's product, Bylvay (odevixibat), in the United States following approval. In July 2021, Albireo announced that the U.S. Food & Drug Administration ("FDA") has approved Bylvay (odevixibat) for the treatment of pruritis in patients with Progressive Familial Intrahepatic Cholestasis ("PFIC"). If our or Albireo's sales representatives violate or are perceived to have violated any applicable regulatory requirement in promoting Bylvay (odevixibat), we could become subject to investigations, litigation, and/or penalties as described above, reputational harm, as well as contractual liabilities associated with the Albireo co-promotion agreement, any of which could have a material adverse effect on our business.
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
In addition, we may be subject to data privacy and security regulation by foreign governments, the federal government, and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. International data protection laws also impose strict obligations on the ability to process health related and other personal information of citizens of member states, including in relation to collection, analysis and transfer.
The EU General Data Protection Regulation ("GDPR") introduced new data protection requirements in the European Union ("EU"), as well as substantial fines for breaches of the data protection rules. The GDPR will increase our responsibility and liability in relation to personal data from the European Economic Area ("EAA") that we control and/or process, and we may be required to put in place additional mechanisms to ensure compliance with the changing EU data protection rules. The GDPR imposes significant and complex burdens on processing personal data, particularly for processing “special category personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our conduct of clinical trials and is of interest to relevant regulators. Additionally, the GDPR imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States and, in response, the EU and United States agreed in 2016 to a transfer framework for data transferred from the European Union to the United States, called the EU-US Privacy Shield. On July 16, 2020, however, the Court of Justice of the European Union issued a decision that declared the Privacy Shield framework, one of the primary mechanisms U.S. companies used to import personal information from Europe, invalid, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), an alternative to the Privacy Shield, can lawfully be used for cross-border data transfers. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA. Under this legal mechanism, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. As we incorporate the new SCCs into our contractual arrangements, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations.
If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe. Inability to import personal information from Europe to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trials activities in Europe; limiting our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; or requiring us to increase our data processing capabilities in Europe at significant expense.
Further, the vote in the United Kingdom in favor of exiting the European Union, referred to as Brexit, has complicated data protection regulation in the United Kingdom. In particular, as of January 1,2021, the GDPR has been converted into United Kingdom law and the United Kingdom is now a “third country” under the GDPR. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. Furthermore, we cannot fully predict how United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated.
Additionally, in the United States, states have enacted data breach notification laws, personal data privacy laws, health information privacy laws, and consumer protection laws. For example, California enacted legislation known as the California Consumer Privacy Act (the “CCPA”) in June 2018, which creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which became effective on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. Additionally, California voters approved a new privacy law, the California Privacy Rights Act ("CPRA") in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

Other states have also enacted or proposed data privacy laws, which could further complicate the legal landscape and our domestic compliance efforts. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and go into effect on January 1, 2023 and July 1, 2023 respectively. Additional state privacy legislation is expected to be enacted in the future, which, along with existing state measures, could increase our potential liability, increase compliance costs, or adversely affect our business.
If we or any of our partners fail to comply or are perceived to have failed to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions or litigation that could affect our or our partners' ability to commercialize our products and conduct necessary research and development, and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action or litigation could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Compliance with applicable federal, state, and foreign laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include significant criminal fines, civil monetary penalties, administrative penalties, disgorgement, exclusion from participation in federal health care programs, individual imprisonment, injunctions, recall or seizure of products, total or partial suspension of production, reputational harm, administrative burdens, interruption or cessation of clinical trials, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings, and the curtailment or restructuring of our operations, and other sanctions. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
* Our internal computer systems, or those of our CROs or other contractors and vendors who host our applications or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Despite the implementation of security measures designed to protect against a security incident, our internal computer systems and those of our CROs and other contractors or vendors who host our applications and those of our consultants are vulnerable to damage or disruption from computer viruses, software bugs, malicious code, and other unauthorized access including through cyber-attacks, ransomware attacks, supply chain attacks, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While we have not, to our knowledge, experienced any significant system failure, accident, vulnerability, or security breach to date, if such an event were to occur, it could result in a material disruption of our programs and operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed, our competitive position could be compromised, or our business reputation could be harmed.
* We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.
We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are prevalent and increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, supply chain attacks, denial-of-service, social engineering, malicious code, software bugs, and other means carried out by traditional computer “hackers” or sophisticated nation-state and nation-state sponsored actors to affect service reliability and threaten data confidentiality, integrity and availability. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Similarly, supply chain attacks have increased in frequency. Despite the security controls we have in place, such attacks are very difficult to avoid. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture, operations, reputation, and business.
A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business (including our clinical trial activities) and/or result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure and detection of any vulnerabilities, there can be no assurance that our efforts will prevent service interruptions, or identify and remediate breaches or vulnerabilities in our systems, which could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business, operational, or reputational harm to us, including but not limited to causing interruptions and outages in our operations and services, and preventing us from conducting clinical trials, tests or research and development activities. Our third-party partners could also experience a security incident, which may also result in financial, legal, business, operational, or reputational harm to us and our third-party partner.
Applicable data protection laws, privacy policies and data protection obligations may require us to notify relevant stakeholders of any security incidents, including affected individuals, customers, and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to material adverse impacts, including without limitation, negative publicity, a loss of customer confidence in our services or security measures or breach of contract claims.
In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
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

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.6
Certificate of Amendment of Bylaws of Travere Therapeutics, Inc., effective June 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2021).

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

10.1	Travere Therapeutics, Inc. 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2021	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer