Form 10-Q
period 2021-09-30
Travere Therapeutics, Inc.
filed 2021-10-29
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of October 26, 2021 was 61,226,392.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended September 30, 2021

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
•The planned eGFR data cut from the DUPLEX Study may not support accelerated approval submissions in the U.S. and/or Europe.
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
•If we are unable to maintain an effective and specialized sales force, we will not be able to commercialize our products in the United States successfully.
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
•We depend on a highly experienced and skilled workforce to grow and operate our business. If we are unable to attract, retain and engage our employees, we may not be able to grow effectively.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$150,327	$84,772
Available-for-sale debt securities, at fair value (amortized cost $400,866, allowance for credit losses of $0 as of September 30, 2021; amortized cost $276,111, allowance for credit losses of $0 as of December 31, 2020)	400,857	276,817
Accounts receivable, net	13,370	15,925
Inventory, net	6,616	7,608
Prepaid expenses and other current assets	7,504	8,143
Tax receivable	405	17,142
Total current assets	579,079	410,407
Property and equipment, net	11,513	9,418
Other non-current assets	34,871	33,489
Intangible assets, net	148,676	153,189
Goodwill	936	936
Total assets	$775,075	$607,439
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,830	$12,133
Accrued expenses	63,308	56,793
Other current liabilities	10,056	6,334
Deferred revenue, current portion	16,069	—
Business combination-related contingent consideration, current portion	17,900	17,400
Total current liabilities	113,163	92,660
Convertible debt	223,696	215,339
Other non-current liabilities	43,262	40,527
Deferred revenue, less current portion	24,084	—
Business combination-related contingent consideration, less current portion	63,500	47,700
Total liabilities	467,705	396,226
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock $0.0001 par value; 200,000,000 and 100,000,000 shares authorized; 61,018,229 and 52,248,431 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	1,022,282	797,985
Accumulated deficit	(714,393)	(585,875)
Accumulated other comprehensive loss	(525)	(902)
Total stockholders' equity	307,370	211,213
Total liabilities and stockholders' equity	$775,075	$607,439
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net product sales	$54,174	$51,139	$156,198	$147,338
License revenue	14,043	—	14,043	—
Total revenue	68,217	51,139	170,241	147,338
Operating expenses:
Cost of goods sold	1,592	1,189	4,888	4,054
Research and development	48,407	32,349	148,160	93,387
Selling, general and administrative	36,065	31,951	107,808	100,061
Change in fair value of contingent consideration	13,864	5,085	23,960	7,448
Total operating expenses	99,928	70,574	284,816	204,950
Operating loss	(31,711)	(19,435)	(114,575)	(57,612)
Other income (expenses), net:
Other income (expense), net	654	553	(223)	788
Interest income	360	1,123	1,757	4,414
Interest expense	(4,899)	(4,767)	(15,072)	(14,287)
Total other expense, net	(3,885)	(3,091)	(13,538)	(9,085)
Loss before income taxes	(35,596)	(22,526)	(128,113)	(66,697)
Income tax (expense) benefit	(43)	(23)	(405)	18,888
Net loss	$(35,639)	$(22,549)	$(128,518)	$(47,809)

Basic and diluted net loss per common share	$(0.59)	$(0.44)	$(2.17)	$(1.03)
Basic and diluted weighted average common shares outstanding	60,803,045	50,929,575	59,230,881	46,289,103
Comprehensive loss:
Net loss	$(35,639)	$(22,549)	$(128,518)	$(47,809)
Foreign currency translation	216	(564)	1,091	(620)
Unrealized gain (loss) on debt securities	(100)	(480)	(714)	250
Comprehensive loss	$(35,523)	$(23,593)	$(128,141)	$(48,179)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(128,518)	$(47,809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,567	17,946
Non-cash interest expense	1,097	1,285
Amortization of discounts/premiums on investments, net	1,311	530
Amortization of debt discount and issuance costs	8,356	7,789
Provision for inventory	1,372	1,317
Share-based compensation	21,524	16,613
ESPP expense	666	649
Change in fair value of contingent consideration	23,960	7,448
Payments related to change in fair value of contingent consideration	(5,675)	(10,268)
Other	2,620	563
Changes in operating assets and liabilities:
Accounts receivable	2,577	3,195
Inventory	(380)	(3,813)
Tax receivable	17,006	(12,220)
Other current and non-current operating assets	(2,045)	(20,181)
Change in lease assets and liabilities, net	5,823	—
Accounts payable and accrued expenses	1,908	(10,213)
Deferred revenue, current and non-current	40,153	—
Other current and non-current operating liabilities	(237)	18,296
Net cash provided by (used in) operating activities	12,085	(28,873)
Cash Flows From Investing Activities:
Purchase of fixed assets	(4,947)	(2,926)
Cash paid for intangible assets	(14,004)	(13,039)
Proceeds from the sale/maturity of debt securities	376,099	223,152
Purchase of debt securities	(502,141)	(143,003)
Net cash provided by (used in) investing activities	(144,993)	64,184
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(2,065)	(6,886)
Payment of guaranteed minimum royalty	(1,575)	(1,575)
Proceeds from exercise of stock options	6,679	1,345
Proceeds from the issuance of common stock in At-the-Market equity offering	4,878	—
Proceeds from the issuance of common stock, net of issuance costs	189,278	108,692
Proceeds from issuances under employee stock purchase plan	1,275	1,098
Net cash provided by financing activities	198,470	102,674
Effect of exchange rate changes on cash	(7)	60
Net change in cash and cash equivalents	65,555	138,045
Cash and cash equivalents, beginning of year	84,772	62,436
Cash and cash equivalents, end of period	$150,327	$200,481
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2021						Three Months Ended September 30, 2020
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - June 30	60,710,876	$6	$1,011,692	$(641)	$(678,754)	$332,303	50,902,874	$5	$758,945	$1,399	$(441,704)	$318,645
Share based compensation			6,757			6,757			5,139			5,139
Issuance of common stock under the equity incentive plan and proceeds from exercise	307,353		3,605			3,605	120,313		914			914
Equity offering, net of issuance costs						—			48			48
Unrealized gain (loss) on debt securities				(100)		(100)				(479)		(479)
Foreign currency translation adjustments				216		216				(566)		(566)
ESPP stock purchase and expense			228			228			261			261
Net loss					(35,639)	(35,639)					(22,549)	(22,549)
Balance - September 30	61,018,229	$6	$1,022,282	$(525)	$(714,393)	$307,370	51,023,187	$5	$765,307	$354	$(464,253)	$301,413

	Nine Months Ended September 30, 2021						Nine Months Ended September 30, 2020
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	52,248,431	$5	$797,985	$(902)	$(585,875)	$211,213	43,088,921	$4	$636,910	$726	$(416,444)	$221,196
Share based compensation			21,524			21,524			16,613			16,613
Issuance of common stock under the equity incentive plan and proceeds from exercise	954,225		6,679			6,679	361,722		1,345			1,345
Equity offering, net of issuance costs	7,716,686	1	194,156			194,157	7,475,000	1	108,691			108,692
Unrealized gain (loss) on debt securities				(714)		(714)				250		250
Foreign currency translation adjustments				1,091		1,091				(622)		(622)
ESPP stock purchase and expense	98,887		1,938			1,938	97,544		1,748			1,748
Net loss					(128,518)	(128,518)					(47,809)	(47,809)
Balance - September 30	61,018,229	$6	$1,022,282	$(525)	$(714,393)	$307,370	51,023,187	$5	$765,307	$354	$(464,253)	$301,413
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
The ongoing novel coronavirus (COVID-19) pandemic has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the nine months ended September 30, 2021, these governmental actions and similar actions that may be enacted in the future, and the widespread economic disruption arising from the pandemic, have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.
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
Pegtibatinase (TVT-058) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system issues. Pegtibatinase (TVT-058) is currently being tested in a Phase 1/2 double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. Pegtibatinase (TVT-058) has been granted Rare Pediatric Disease and Fast Track designations by the U.S. Food and Drug Administration ("FDA"), as well as orphan drug designation in the United States and Europe. We acquired pegtibatinase (TVT-058) as part of the November 2020 acquisition of Orphan Technologies Limited.
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
Revenue Recognition
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer. See Note 3 and Note 4 for further discussion.
Payments received under collaboration and licensing agreements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and royalties on the sale of products. At the inception of arrangements that include milestone payments, the Company uses judgement to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within the Company or the licensee’s control, such as regulatory approvals are not included in the transaction price until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of development milestones and any related constraint and adjusts the estimate of the overall transaction price, if necessary. The Company recognizes aggregate sales-based milestones and royalty payments from product sales at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied. If it is probable that a significant revenue reversal will not occur, the Company estimates the sales-based milestone and royalty payments using the most likely amount method.
The Company utilizes significant judgement to develop estimates of the stand-alone selling price for each distinct performance obligation based upon the relative stand-alone selling price. Variable consideration that relates specifically to the Company’s efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. The stand-alone selling price for license-related performance obligations requires judgement in developing assumptions to project probability-weighted cash flows based upon estimates of forecasted revenues, clinical and regulatory timelines and discount rates. The stand-alone selling price for clinical development performance obligations is based on forecasted expected costs of satisfying a performance obligation plus an appropriate margin.
If the licenses to intellectual property are determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to benefit from the license. For licenses that are not distinct from other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.
The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally as costs are incurred. The Company generally utilizes the cost-to-cost method of progress because it best measures the transfer of control to the customer which occurs as the Company incurs costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The Company uses judgment to estimate the total costs expected to complete the clinical development performance obligations, which include subcontractor costs, labor, materials, other direct costs and an allocation of indirect costs. The Company evaluates these cost estimates and the progress each reporting period and adjusts the measure of progress, if necessary.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for royalties in excess of the annual contractual minimum at September 30, 2021, as such royalties are not yet probable and estimable.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.
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
Product Sales, Net
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
The following table summarizes net product sales for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Bile acid products	$24,353	$22,912	$71,291	$66,766
Tiopronin products	29,821	28,227	84,907	80,572
Total net product sales	$54,174	$51,139	$156,198	$147,338
NOTE 4. COLLABORATION AND LICENSE AGREEMENTS
On September 15, 2021, the Company entered into a license and collaboration agreement (“License Agreement”) with Vifor (International) Ltd. (“Vifor Pharma”), pursuant to which the Company granted an exclusive license to Vifor Pharma for the commercialization of sparsentan in Europe, Australia and New Zealand ("Licensed Territories"). Vifor Pharma also has first right of negotiation to expand the licensed territories into Canada, China, Brazil and/ or Mexico. Under the terms of the License Agreement, the Company received an upfront payment of $55.0 million and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. The Company is also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the Licensed Territories.
Under the License Agreement, Vifor Pharma will be responsible for all commercialization activities in the Licensed Territories. The Company remains responsible for the worldwide clinical development of sparsentan through regulatory approval as defined and will retain all rights to sparsentan in the United States and rest of world outside of the Licensed Territories. Development costs for any post regulatory approval development activities, subject to approval by both parties, will be borne by the Company and Vifor Pharma as defined, respectively. The License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for sparsentan in the licensed territories. Each party has the right to terminate the License Agreement for the other party’s uncured material breach, insolvency or if the time required for performance under the License Agreement by the other party is extended due to a force majeure event that continues for six months or more.
The Company assessed the License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the Scope of ASC 808, Collaborative Arrangements of active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Both parties participate on joint steering and other committees overseeing the collaboration activities. Also, both parties are exposed to significant risks and rewards based on the economic outcomes of regulatory approvals and commercialization of sparsentan.
The Company determined the transaction price under the License Agreement totaled $55.0 million, consisting of the fixed non-refundable upfront payment. The variable regulatory and access related milestones were excluded from the transaction price given the substantial uncertainty related to their achievement. Sales-based milestone payments and royalties on net sales were excluded from the transaction price and will be recognized at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated have been satisfied.
The Company concluded that Vifor Pharma represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct from the promise to provide clinical development services resulting in two performance obligations. As a result, the Company allocated $13.0 million of the transaction price, based on the performance obligations' relative standalone selling prices, to the license, which was recorded as License Revenue for the three and nine months ended September 30, 2021. The remaining $42.0 million of the transaction price was allocated to the clinical development activities and recorded as deferred revenue, which will be recognized over the development period based upon the ratio of costs incurred to date to the total estimated costs. The Company recognized $1.0 million in License Revenue based upon the ratio of costs incurred to total estimated costs for the three and nine months ended September 30, 2021.
Deferred revenue related to the clinical development activities as of September 30, 2021 was $40.2 million. Of this amount, $16.1 million was classified as current as of September 30, 2021, based upon amounts expected to be realized within the next year.
NOTE 5. DEBT SECURITIES
The Company's debt securities as of September 30, 2021 and December 31, 2020 were comprised of available-for-sale corporate and government debt securities. These securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value that are determined to be the result of credit losses, if any, on available-for-sale securities are included in other income or expense. Unrealized losses that are determined to be credit-related are also recorded as an allowance against the amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
During the nine months ended September 30, 2021, investment activity for the Company included $376.1 million in maturities and $502.1 million in purchases, all relating to debt based marketable securities.
Debt securities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Commercial paper	$148,874	$135,145
Corporate debt securities	227,530	98,646
Securities of government sponsored entities	24,453	43,026
Total debt securities	$400,857	$276,817

The following is a summary of short-term debt securities classified as available-for-sale as of September 30, 2021 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$148,886	$10	$(22)	$148,874
Corporate debt securities	Less than 1	131,598	62	(25)	131,635
Securities of government-sponsored entities	Less than 1	21,966	1	(11)	21,956
Total maturity less than 1 year		302,450	73	(58)	302,465
Corporate debt securities	1 to 2	95,916	35	(56)	95,895
Securities of government-sponsored entities	1 to 2	2,500	—	(3)	2,497
Total maturity 1 to 2 years		98,416	35	(59)	98,392
Total available-for-sale securities		$400,866	$108	$(117)	$400,857

The following is a summary of short-term debt securities classified as available-for-sale as of December 31, 2020 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$135,161	$1	$(17)	$135,145
Corporate debt securities	Less than 1	92,906	723	—	93,629
Securities of government-sponsored entities	Less than 1	43,031	—	(5)	43,026
Total maturity less than 1 year		271,098	724	(22)	271,800
Corporate debt securities	1 to 2	5,013	4	—	5,017
Total available-for-sale securities		$276,111	$728	$(22)	$276,817

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

The following is a summary of available-for-sale debt securities in an unrealized loss position with no credit losses reported as of September 30, 2021 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$62,421	$22	$—	$—	$62,421	$22
Corporate debt securities	116,042	81	—	—	116,042	81
Securities of government-sponsored entities	19,377	14	—	—	19,377	14
Total	$197,840	$117	$—	$—	$197,840	$117

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

As of September 30, 2021 and December 31, 2020, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. Liquidity issues that arose from economic circumstances surrounding the COVID-19 pandemic have continued to ease and the credit ratings of the securities held remain of the highest quality. While certain securities in the portfolio may be downgraded momentarily, the Federal Reserve has allowed institutions to continue to issue debt where there is need, with the government itself purchasing such securities. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Uncertainty surrounding the COVID-19 pandemic, as well as other factors unknown to us at this time, may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

NOTE 6. ACQUISITIONS
Acquisition of Orphan Technologies Limited
In November 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug OT-58, renamed pegtibatinase (TVT-058). The Company acquired Orphan by purchasing all of its outstanding shares. In exchange for the shares, the Company made an upfront cash payment at closing of $90.0 million plus closing adjustments, net liabilities assumed, and transaction expenses of $1.2 million, $1.8 million, and $4.2 million, respectively. Under the Agreement, the Company also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase (TVT-058) products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase (TVT-058) product is granted.
The Company applied the principles of ASC 805 in determining the proper accounting treatment for the acquisition. Substantially all of the value of the assets acquired was concentrated within pegtibatinase (TVT-058), and as of the acquisition date, the Company did not anticipate any economic benefit to be derived from pegtibatinase (TVT-058) other than the primary indication. Accordingly, the transaction was treated as an asset acquisition with amounts charged to expense for the acquired in-process research and development on the date of acquisition.
In accordance with ASC 450, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of September 30, 2021, no contingent cash payments have been accrued.

NOTE 7.  LEASES
As of September 30, 2021, the Company had one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with our ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to our borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
Following is a schedule of the future minimum rental commitments for our operating leases reconciled to the lease liability and ROU asset as of September 30, 2021 (in thousands):

September 30, 2021
2021	$1,469
2022	6,020
2023	6,200
2024	6,386
2025	6,578
Thereafter	18,535
Total undiscounted future minimum payments	45,188
Present value discount	(8,884)
Total lease liability	36,304
Unamortized lease incentives	(6,805)
Cash payments in excess of straight-line lease expense	(5,692)
Total ROU asset	$23,807

As of September 30, 2021, the ROU asset of $23.8 million was recorded to the Condensed Consolidated Balance Sheets as non-current Other Assets.

As of September 30, 2021, the current and non-current portions of the lease liability were recorded to the Condensed Consolidated Balance Sheets as follows (in thousands):

September 30, 2021
Other current liabilities	$3,803
Other non-current liabilities	32,501
Total lease liabilities	$36,304

For the three and nine months ended September 30, 2021, the Company recorded $1.2 million and $3.6 million in expense related to operating leases, including amortized tenant improvement allowances. For the three and nine months ended September 30, 2020, the Company recorded $0.7 million and $0.7 million in expense related to operating leases, including amortized tenant improvement allowances.

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
Discount rates used to determine the fair value at September 30, 2021 and December 31, 2020 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
September 30, 2021	6.0%	7.0%	5.80%
December 31, 2020	6.5%	8.5%	7.45%

Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of September 30, 2021, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $280.1 million, which was estimated utilizing market quotations, and are considered Level 2.
The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2021 (in thousands):

	As of September 30, 2021
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$150,327	$150,327	$—	$—
Debt securities, available-for-sale	400,857	—	400,857	—
Total	$551,184	$150,327	$400,857	$—
Liabilities:
Business combination-related contingent consideration	$81,400	$—	$—	$81,400
Total	$81,400	$—	$—	$81,400

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

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the nine months ended September 30, 2021 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2021	$65,100
Changes in the fair value of contingent consideration	23,960
Contractual payments	(4,883)
Contractual payments included in accrued liabilities at September 30, 2021	(2,662)
Foreign currency impact	(115)
Balance at September 30, 2021	$81,400

For the three and nine months ended September 30, 2021, the Company incurred charges of $13.9 million and $24.0 million in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. The value changed due to the timing of future payments and changes in market driven discount rates.
For the three and nine months ended September 30, 2020, the Company incurred charges of $5.1 million and $7.4 million in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. The value changed due to the timing of future payments and changes in market driven discount rates.

NOTE 9. INTANGIBLE ASSETS
As of September 30, 2021, the net book value of amortizable intangible assets was approximately $148.7 million.
The following table sets forth amortizable intangible assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Finite-lived intangible assets	$278,395	$264,676
Less: accumulated amortization	(129,719)	(111,487)
Net carrying value	$148,676	$153,189

The following table summarizes amortization expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$292	$292	$866	$870
Selling, general and administrative	6,052	5,731	17,566	15,612
Total amortization expense	$6,344	$6,023	$18,432	$16,482

NOTE 10.  CONVERTIBLE NOTES PAYABLE
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
The composition of the Company’s 2025 Notes are as follows (in thousands):

	September 30, 2021	December 31, 2020
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(48,704)	(56,384)
Unamortized debt issuance costs	(3,600)	(4,277)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$223,696	$215,339

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
As of September 30, 2021, the 2025 Notes had a market price of $1,015 per $1,000 principal amount or $280.1 million. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $276.0 million principal amount and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2025 Notes for redemption will constitute a “make-whole fundamental change."
The 2025 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to the Company’s unsecured indebtedness.
The 2025 Notes are classified on the Company’s Condensed Consolidated Balance Sheets at September 30, 2021 as long-term convertible debt.
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
The effective interest rate on the liability components of the 2025 Notes for the period from the date of issuance through September 30, 2021 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,725	$1,725	$5,175	$5,175
Amortization of debt discount	2,609	2,417	7,680	7,115
Amortization of debt issuance costs	226	225	677	674
Total interest expense for the 2025 Notes	$4,560	$4,367	$13,532	$12,964

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

NOTE 11. ACCRUED EXPENSES
Accrued expenses at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Government rebates payable	$11,311	$10,707
Compensation related costs	16,896	17,912
Accrued royalties and contingent consideration	8,360	7,857
Research and development	22,163	10,166
Selling, general and administrative	3,117	3,944
Miscellaneous accrued expenses	1,461	6,207
Total accrued expenses	$63,308	$56,793

NOTE 12.  NET LOSS PER COMMON SHARE
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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended September 30,
	2021			2020
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	60,803,045	$(35,639)	$(0.59)	50,929,575	$(22,549)	$(0.44)

	Nine Months Ended September 30,
	2021			2020
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	59,230,881	$(128,518)	$(2.17)	46,289,103	$(47,809)	$(1.03)

The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock	1,538,792	1,400,555	1,588,737	1,384,748
Convertible debt	7,113,402	7,113,402	7,113,402	7,113,402
Options	9,332,608	8,397,889	9,309,981	8,351,302
Total anti-dilutive shares	17,984,802	16,911,846	18,012,120	16,849,452

NOTE 13.  COMMITMENTS AND CONTINGENCIES
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

NOTE 14.  SHARE-BASED COMPENSATION
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the nine months ended September 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2020	1,109,942	$17.84
Granted	859,373	24.87
Vested	(383,211)	18.09
Forfeited/canceled	(132,147)	21.57
Unvested September 30, 2021	1,453,957	$21.59

At September 30, 2021, unamortized stock compensation for service based restricted stock units was $25.2 million, with a weighted-average recognition period of 2.6 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the nine months ended September 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2020	167,500	$16.48
Granted	—	—
Vested	(115,000)	15.46
Forfeited/canceled	—	—
Unvested September 30, 2021	52,500	$18.73

At September 30, 2021, unamortized stock compensation for performance based restricted stock units was less than $0.1 million, with a weighted-average recognition period of 0.8 years.

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	8,242,996	$18.97	6.43	$71,641
Granted	1,723,807	25.23
Exercised	(456,014)	14.65
Forfeited/canceled	(387,875)	23.87
Outstanding at September 30, 2021	9,122,914	$20.17	6.36	$47,013

At September 30, 2021, unamortized stock compensation for stock options was $34.0 million, with a weighted-average recognition period of 2.6 years.
At September 30, 2021, outstanding options to purchase 6.1 million shares of common stock were exercisable with a weighted-average exercise price per share of $19.33.
Share-Based Compensation
The following table sets forth total share-based compensation for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,630	$2,510	$8,477	$6,968
Selling, general & administrative	4,356	2,888	13,713	10,294
Total	$6,986	$5,398	$22,190	$17,262

NOTE 15.  INCOME TAXES
For the nine months ended September 30, 2021, we recognized an income tax expense of $0.4 million as compared to an income tax benefit of $18.9 million for the nine months ended September 30, 2020. The change is primarily related to provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") concerning net operating loss carrybacks which were effected in 2020.

NOTE 16. INVENTORY
Inventory, net of reserves, consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$3,819	$3,219
Finished goods	2,797	4,389
Total inventory	$6,616	$7,608

The inventory reserve was $3.6 million at both September 30, 2021 and December 31, 2020.

NOTE 17. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $13.4 million and $15.9 million at September 30, 2021 and December 31, 2020, respectively. The total reserves for both periods were immaterial.
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182), and the remaining approximately $71.4 million will be sold, if at all, under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311). Through September 30, 2021, the Company has sold a total of 1,051,992 shares under the ATM Agreement, resulting in gross proceeds of $28.6 million. $4.9 million of this total relates to the settlement of 184,186 shares in the first quarter of 2021. As of September 30, 2021, an aggregate of $71.4 million remained eligible for sale under the ATM Agreement.
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

NOTE 19. SUBSEQUENT EVENTS
In October, our Kolbam distributor in France notified us that the French authorities are asking for reimbursement for a portion of Kolbam sales in France during the periods from 2015-2020. At this time, the Company is not able to estimate the potential liability that may be incurred, if any.
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
Uncertainty Related to the COVID-19 Pandemic

While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three and nine months ended September 30, 2021, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. As of September 30, 2021, the majority of our labor force is still working remotely, which could, among other things, negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. Remote work operations also heighten the risk of cyber-attacks and make it more difficult for companies to protect their confidential information. Circumstances arising from the pandemic have slowed and could continue to slow the pace of enrollment in our clinical trials or otherwise hinder patients' abilities to comply with the clinical trial protocols and could ultimately delay the availability of results and analysis of outcomes. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While to date we have not experienced a material reduction in demand for our commercialized products as a result of the pandemic, we could experience a decrease in new patient identification and increased requests for patient assistance due to increased levels of unemployment, either of which would negatively impact our revenues and hinder our cash flows. Similarly, we could face challenges with regard to healthcare programs, including access and changes in coverage. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We had $551.2 million in cash and cash equivalents and available-for-sale securities as of September 30, 2021, which we believe provides sufficient capital to fund our operations for at least the next twelve months. While we have not yet experienced a material impact to date, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.
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

Clinical Programs
Sparsentan
Sparsentan, also known as RE-021, is a novel investigational product candidate designed with a dual mechanism of action, as a selective endothelin receptor antagonist (“ERA”), that has shown in vitro selectivity toward endothelin receptor type A and as a potent angiotensin receptor blocker, in a single molecule. Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in rare kidney diseases, including:
•Focal segmental glomerulosclerosis ("FSGS") is a leading cause of end-stage kidney disease ("ESKD") and nephrotic syndrome. There are currently no FDA approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. Sparsentan has orphan drug designation for FSGS in the United States and European Union. In 2016, we generated positive data from our Phase 2 DUET Study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX Study of sparsentan in FSGS. The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint ("FPRE"), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40% reduction in Up/C from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). A preliminary review of the results from the interim analysis suggest that to date in the study, sparsentan has been generally well-tolerated and the overall safety results in the study to date have been generally comparable between treatment groups. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. Consistent with the DUPLEX Study protocol, patients will continue in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis. The DUPLEX Study is fully enrolled and topline results from the confirmatory endpoint are expected in the first half of 2023.
In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that the available data from the previously announced interim assessment of the DUPLEX Study would not be adequate to support an accelerated approval in the U.S. at this time. At a subsequent Type A meeting, we and the FDA reached alignment on a pathway for us to proceed with a submission for accelerated approval, pending additional supportive eGFR data. We intend to provide the FDA with additional eGFR data from the ongoing DUPLEX Study in the first half of 2022, and if such data are supportive, submit an application for accelerated approval in the U.S. in mid-2022.
In mid-2022,we plan to submit an application for conditional marketing authorization ("CMA") of sparsentan for the treatment of FSGS and IgAN in Europe. Vifor (International) Ltd. ("Vifor Pharma"), with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, will be responsible for all commercialization activities in Europe, Australia and New Zealand (the “Licensed Territories”). We remain responsible for the worldwide clinical development of sparsentan and will retain all rights to sparsentan in the U.S. and rest of world outside of the Licensed Territories.
•Immunoglobulin A nephropathy ("IgAN") is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage kidney disease within 15 years. There are currently no FDA approved treatments for IgAN. The current standard of care is renin-angiotensin-aldosterone system ("RAAS") blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled pivotal Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in patients with IgAN. Sparsentan has orphan drug designation for IgAN in the United States and European Union.
The PROTECT Study protocol provided for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint - the change in proteinuria (urine protein-to-creatinine ratio) at week 36 from baseline. Secondary efficacy endpoints include the rate of change in eGFR following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. In August 2021, we announced positive topline interim results from the ongoing Phase 3 PROTECT Study. The PROTECT Study met its pre-specified interim primary efficacy endpoint with statistical significance. After 36 weeks of treatment, patients receiving sparsentan achieved a mean reduction in proteinuria from baseline of 49.8 percent, compared to a mean reduction in proteinuria from baseline of 15.1 percent for irbesartan-treated patients (p<0.0001). We believe that preliminary eGFR data available at the time of the interim analysis are indicative of a potential clinically meaningful treatment effect after two years of treatment. Preliminary results at the time of the interim assessment suggested that sparsentan had been generally well-tolerated to date in the study and consistent with its overall observed safety profile. The PROTECT Study is fully enrolled and is scheduled to continue as planned on a blinded basis to assess the treatment effect on eGFR slope over 110 weeks in the confirmatory endpoint analysis. Topline results from the confirmatory endpoint analysis are expected in the second half of 2023.
Subsequent to the announcement of the interim results from the PROTECT Study, we conducted pre-NDA interactions with the FDA, during which we confirmed alignment with our plan to submit an NDA for accelerated approval of sparsentan for IgAN in the first quarter of 2022.
In mid-2022, we plan to submit a combined application for conditional marketing authorization ("CMA") of sparsentan for the treatment of FSGS and IgAN in Europe.

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

Results of Operations
Results of operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Net Product Sales
The following table provides information regarding net product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net product revenues by product:
Bile acid products	$24,353	$22,912	$1,441	$71,291	$66,766	$4,525
Tiopronin products	29,821	28,227	1,594	84,907	80,572	4,335
Total net product revenues	$54,174	$51,139	$3,035	$156,198	$147,338	$8,860

The sales increase for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was due to increased patient counts.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Cost of goods sold	$1,592	$1,189	$403	$4,888	$4,054	$834
Research and development	48,407	32,349	16,058	148,160	93,387	54,773
Selling, general and administrative	36,065	31,951	4,114	107,808	100,061	7,747
Change in fair value of contingent consideration	13,864	5,085	8,779	23,960	7,448	16,512
	$99,928	$70,574	$29,354	$284,816	$204,950	$79,866

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
For the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, our research and development expenses increased by $16.1 million and $54.8 million, respectively, due primarily to increased clinical trial expenses, including those in relation to TVT-058 and the acquisition of Orphan Technologies Limited, as well as increased personnel expenses arising from increased headcount.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share-based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, our selling, general and administrative expenses increased by $4.1 million and $7.7 million, respectively. The increase observed is primarily due to increased personnel expenses arising from increased headcount, and additional professional fees.
Change in the valuation of contingent consideration
For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, the change in fair value of contingent consideration is due to the passage of time and changes in market driven discount rates.
For the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, the change in fair value of contingent consideration is due to refinements in revenue projections along with the passage of time and changes in market driven discount rates.

Other Income (Expenses)
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Other income (expense), net	$654	$553	$101	$(223)	$788	$(1,011)
Interest income	360	1,123	(763)	1,757	4,414	(2,657)
Interest expense	(4,899)	(4,767)	(132)	(15,072)	(14,287)	(785)
	$(3,885)	$(3,091)	$(794)	$(13,538)	$(9,085)	$(4,453)

The change in our other income (expenses) for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 of $0.8 million and $4.5 million, respectively, is primarily due to lower interest rate yields as compared to prior year, along with changes in foreign exchange rates.
Income Tax Benefit (Provision)
For the nine months ended September 30, 2021, we recognized an income tax expense of $0.4 million as compared to an income tax benefit of $18.9 million for the nine months ended September 30, 2020. The change is primarily related to provisions of the CARES Act concerning net operating loss carrybacks which were effected in 2020. Under GAAP, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, and significant transactions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
At September 30, 2021, we had $5.2 million of unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three and nine months ended September 30, 2021.

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
We had the following balances at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cash & Cash Equivalents	$150,327	$84,772
Debt securities	400,857	276,817
Accumulated Deficit	(714,393)	(585,875)
Stockholders' Equity	307,370	211,213
Net Working Capital*	$465,916	$317,747
Net Working Capital Ratio**	5.12	4.43
* Current assets less current liabilities.
**Current assets divided by current liabilities.

Collaboration and License Proceeds
License and Collaboration Agreement with Vifor Pharma
On September 15, 2021, we entered into a License Agreement with Vifor Pharma, pursuant to which we granted an exclusive license to Vifor Pharma for the commercialization of sparsentan in the Licensed Territories. Under the terms of the License Agreement, we received an upfront payment of $55.0 million in September 2021, and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the Licensed Territories.
The Agreement includes a sublicense to Vifor Pharma under our license agreement with Ligand Pharmaceuticals, Inc. (“Ligand”). We remain obligated to make payments to Ligand upon achievement of certain regulatory and sales milestones, as well as an escalating annual royalty between 15 percent and 17 percent of global net sales of licensed products.

Contingent Cash Payments
Acquisition Agreement with Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug OT-58, renamed pegtibatinase (TVT-058). We acquired Orphan by purchasing all of its outstanding shares. In exchange for the shares, we made an upfront cash payment at closing of $90.0 million plus closing adjustments, net liabilities assumed, and transaction expenses of $1.2 million, $1.8 million, and $4.2 million, respectively. Under the Agreement, we also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase (TVT-058) products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase (TVT-058) product is granted.
Operating Leases
Future Minimum Rental Commitments
We have future minimum rental commitments totaling $45.2 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182), and the remaining approximately $71.4 million will be sold, if at all, under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311). Through September 30, 2021, the Company has sold a total of 1,051,992 shares under the ATM Agreement, resulting in gross proceeds of $28.6 million. $4.9 million of this total relates to the settlement of 184,186 shares in the first quarter of 2021. As of September 30, 2021, an aggregate of $71.4 million remained eligible for sale under the ATM Agreement.
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
The composition of our 2025 Notes are as follows (in thousands):

	September 30, 2021	December 31, 2020
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(48,704)	(56,384)
Unamortized debt issuance costs	(3,600)	(4,277)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$223,696	$215,339

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
Interest Expense
Total interest expense recognized for the nine months ended September 30, 2021 and 2020 was $15.1 million and $14.3 million, respectively.
Cash Flows
Cash Flows from Operating Activities
Cash provided by operating activities was $12.1 million for the nine months ended September 30, 2021 compared to cash used of $28.9 million for the nine months ended September 30, 2020. The change is attributable to changes in working capital, including a decrease in the tax receivable and an increase in deferred revenue arising from the receipt of the $55.0 million upfront payment received in connection with the Vifor Pharma License Agreement, and contingent consideration-related payments.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 was $145.0 million, compared to cash provided of $64.2 million for the nine months ended September 30, 2020. The change is due to the purchase of available-for-sale investments, net of maturities. Approximately $140.0 million of the funds received in the February 2021 underwritten public offering of common stock were invested in available-for-sale investments.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2021 was $198.5 million compared to cash provided by $102.7 million for the nine months ended September 30, 2020. The change is primarily due to the underwritten public offering of our common stock in February 2021.
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
Off Balance Sheet Arrangements
None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of September 30, 2021, we had cash equivalents and marketable securities of approximately $417.2 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $1.6 million impact on our investments.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2021, we announced that our ongoing pivotal Phase 3 DUPLEX Study of sparsentan in focal segmental glomerulosclerosis (“FSGS”) achieved its pre-specified interim FSGS partial remission of proteinuria endpoint (“FPRE”) after 36 weeks of treatment and in August 2021, we announced that our ongoing pivotal Phase 3 PROTECT Study of sparsentan in IGA Nephropathy (“IgAN”) achieved its pre-specified primary efficacy endpoint after 36 weeks of treatment. Pursuant to the DUPLEX and PROTECT Study protocols, patients are to continue in a blinded manner to assess the treatment effect on eGFR slope over two years in the confirmatory endpoint analyses of the studies. Given that interim results from the studies have been publicly announced, it is possible that we may see a higher than anticipated attrition rate in one or both of these studies. To the extent that an insufficient number of patients choose to remain in either study for the full two years, it could jeopardize our ability to complete the studies and submit for full regulatory approval for sparsentan in FSGS and/or IgAN.
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
* The planned eGFR data cut from the DUPLEX Study may not support accelerated approval submissions in the U.S. and/or Europe.
In February 2021, we announced that our ongoing pivotal Phase 3 DUPLEX Study of sparsentan in FSGS achieved its pre-specified interim FSGS partial remission of proteinuria endpoint (“FPRE”) after 36 weeks of treatment. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that the available data from the previously announced interim assessment of the DUPLEX Study would not be adequate to support an accelerated approval in the U.S. at this time. At a subsequent Type A meeting, we and the FDA reached alignment on a pathway for us to proceed with a submission for accelerated approval, pending additional supportive eGFR data. While we intend to provide the FDA with additional eGFR data from the ongoing DUPLEX Study in the first half of 2022, and if such data are supportive, submit an application for accelerated approval in the U.S. in mid-2022, there is no guarantee that such eGFR data will be supportive, or that the FDA will agree with our assessment as to whether it, together with the data from the previously announced interim assessment of the DUPLEX Study will be adequate to support an accelerated approval in the U.S. Similarly, we intend to provide such data to the EMA via a submission of sparsentan for FSGS, and there is no guarantee that the data will support such a submission.
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
In 2018 we initiated the following Phase 3 clinical trials of sparsentan: 1) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the “DUPLEX Study”), and 2) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of IgAN (the “PROTECT Study”).  We are conducting the DUPLEX Study and the PROTECT Study under the Subpart H pathway for potential accelerated approval in the United States, and in Europe we plan to pursue potential Conditional Marketing Authorization, in both jurisdictions based on change in proteinuria.  Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints. For example, in the DUPLEX Study in conjunction with ongoing FDA dialogue to enable submission for potential approval on the subpart H pathway, in November 2020 we adopted an eGFR measurement over a 108-week period following randomized treatment, to support full approval. However, in May 2021, we received feedback from the FDA that the available data from the previously announced interim assessment of the DUPLEX Study would not be adequate to support an accelerated approval in the U.S. at this time. While we believe that we and the FDA have reached alignment on a pathway for us to proceed with a submission for accelerated approval, pending additional supportive eGFR data, additional data from the DUPLEX Study may not be sufficient to support an NDA under Subpart H for accelerated approval. For both indications, there is no guarantee that the FDA will accept the NDA for filing, as the FDA has the authority to refuse to file NDAs for a variety of reasons.
If the FDA or EMA agree to review our regulatory submissions for accelerated approval/conditional marketing authorization, we expect that the FDA’s and EMA’s determination as to whether the sufficiency of the data from the DUPLEX and PROTECT Studies supports an accelerated approval/conditional marketing authorization in either jurisdiction will be made during the application review process based on the totality of the data, including eGFR data available for review from the respective studies. There can be no assurance that the FDA or EMA will deem our achievement of any interim endpoint or measurement in the DUPLEX or PROTECT Studies to be sufficient to grant accelerated approval or Conditional Marketing Authorization for sparsentan for the treatment of FSGS or IgAN, respectively.
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
Although we have announced that our ongoing pivotal Phase 3 PROTECT Study of sparsentan in IgAN achieved its pre-specified primary efficacy endpoint after 36 weeks of treatment and we have reached alignment with the FDA on proceeding with a submission for accelerated approval of sparsentan for IgAN, there can be no assurance that the study will proceed as planned and there can be no guarantee that the data generated from the study will be sufficient to serve as the basis for an NDA filing, including an NDA under Subpart H for accelerated approval or support Conditional Marketing Authorization in the EU. Furthermore, even if sparsentan is granted accelerated approval for IgAN, there can be no assurance that the post-marketing confirmatory data will support full approval of sparsentan as a treatment for IgAN.
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

* Even if any of our product candidates receives regulatory approval, we and/or a collaborative partner will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
Any regulatory approvals that any of our product candidates receives may be subject to significant limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.
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
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b) (2) NDA may be for a new or improved version of the original innovator product. Certain of our products, including Thiola, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In May 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and additional generic alternatives may be approved in the future.
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
* Governments outside the United States tend to impose strict price controls and reimbursement approval policies, which may adversely affect our prospects for generating revenue.
In some countries, particularly EU countries and EFTA member states, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time (6 to 12 months or longer) after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidate to other available therapies. In addition, certain governmental authorities may conduct reviews of reimbursement previously provided and assert for various reasons that amounts need to be repaid. For example, in October 2021 our distributor/exploitant in France for our previously marketed product Kolbam informed us that they had received a notice that the price previously paid for Kolbam during its period on the market in France had been recalculated by the agency responsible for pharmaceutical pricing in France, with such notice asserting amounts owed for repayment. While we cannot currently estimate the likelihood that any of such asserted amount will ultimately need to be repaid following any applicable review or appeal procedures, we may ultimately determine the need to repay all or a portion of the amounts being asserted. From 2015 through 2020, the period during which we had sales of Kolbam in France, our aggregate revenues from sales of Kolbam in France attributable to all purchasers/payers were approximately $8 million. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels or subject to re-assessment and recoupment procedures, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business may suffer.
* We are dependent on Vifor Pharma for the successful commercialization of sparsentan, if approved, in certain key territories outside of the United States. We may not be able to establish additional collaborations or other arrangements for sparsentan in other territories, which may adversely impact our ability to generate product revenue in additional jurisdictions.
Pursuant to the terms of the License Agreement, we granted an exclusive license to Vifor Pharma for the commercialization of sparsentan in the Licensed Territories, which consist of Europe, Australia and New Zealand. Consequently, the commercial success of sparsentan in the Licensed Territories will depend in significant part on the efforts of Vifor Pharma, over which we will have limited control. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell sparsentan, if approved, in additional territories, our ability to generate product revenue outside of the United States and the Licensed Territories may be limited
We may not be able to rely on orphan drug exclusivity for Cholbam or any of our products.
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
* If we are unable to maintain an effective and specialized sales force, we will not be able to commercialize our products in the United States successfully.
In order to successfully commercialize our products in the United States, we have built a specialized sales force. Factors that may hinder our ability to successfully market and commercially distribute our products include:
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
If we are unable to maintain our sales force for our products, we may not be able to generate sufficient product revenue in the United States. Similarly, if Vifor does not effectively engage or maintain its sales force for sparsentan, our ability to recognize milestones payments and royalties from the Licensed Territories will be adversely affected.
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
Our current products and any products that we or a collaboration partner bring to the market, including sparsentan and pegtibatinase (TVT-058), if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our current products and product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
Even if a potential or current product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. The efforts by us or any applicable collaboration partner to educate patients, the medical community, and third-party payers on the benefits of our products may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional marketing technologies employed by our competitors.
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
We have negotiated a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of FSGS and IgAN. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we and Vifor Pharma could lose our rights to sparsentan. We have obtained a U.S. patent and European patent each covering the use of sparsentan for treating glomerulosclerosis, including FSGS, as well as a second U.S. patent and a second European patent each covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. However, we cannot be certain that we will be able to obtain patent protection for various other potential indications for sparsentan, or whether, if granted, we would be able to enforce such patents. Additionally, in November 2020, a third party filed an opposition to our second European patent (European Patent No. EP3222277, “the ‘277 EP Patent”), in the European Patent Office ("EPO"). While we intend to vigorously defend the ‘277 EP Patent against the opposition, there is no guarantee that we will be successful in doing so.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been executive, judicial, Congressional, and political challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act ("Tax Act") includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amended the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services ("CMS") issued an interim final rule implementing President Trump’s Most Favored Nation ("MFN") executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN model interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Also, there have been reports that the U.S. government is considering targeted price controls and reference pricing based on foreign single-payer country access policies, which, if implemented, could adversely affect our revenues.
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
* Materials necessary to manufacture our products and product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products and product candidates.
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our preclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, inflation and/or global supply chain disruptions may have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, a membrane used in pegtibatinase (TVT-058) drug substance manufacturing has recently become more difficult to acquire due to same or similar membranes being used in certain of the recently initiated COVID-19 vaccine manufacturing. While we believe our contingency plans will enable us to continue the ongoing clinical study of pegtibatinase (TVT-058) with the currently available clinical supplies, there is no guarantee that we will not face additional shortages of this membrane, or other materials necessary to manufacture pegtibatinase (TVT-058) or our other products and product candidates.
Risks Related to Our Business
* The COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition.
The ongoing COVID-19 pandemic is impacting domestic and worldwide economic activity, including global supply and financial markets. The COVID-19 pandemic also poses the risk that we or our clinical trial subjects, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may be requested or mandated by governmental authorities. In addition, the COVID-19 pandemic could impact personnel at third-party manufacturing facilities in the United States and other countries, including China, or the availability or cost of materials, which could potentially disrupt the supply chain for our commercial products, our product candidates or the comparator products in our ongoing clinical trials.
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
Moreover, the COVID-19 pandemic continues to evolve, and the extent to which the COVID-19 pandemic may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, global supply challenges, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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
* We depend on a highly experienced and skilled workforce to grow and operate our business. If we are unable to attract, retain and engage our employees, we may not be able to grow effectively.
The execution of our strategic objectives and future success will depend upon our continued ability to identify, hire, develop, motivate and retain a highly qualified workforce. We depend on contributions from our employees, and, in particular, our senior management team, to execute efficiently and effectively. Our success further depends on our ability to attract, retain and motivate highly skilled mid-level and senior managers as well as team members at various levels in the scientific, development, medical and commercial areas of the business.
Our headquarters are based in San Diego, California. This region is home to many other biopharmaceutical companies and many academic and research institutions. Competition for qualified key talent in our market is intense and may limit our ability to hire and retain employees on acceptable terms, or at all. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs.
To induce valuable employees to remain at our company, in addition to salary, cash incentives and other employee benefits, we have provided stock options and restricted stock unit ("RSU") awards that vest over time. The value to employees of stock options and RSU awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific, development and commercial teams may terminate their employment with us on short notice. All of our employees have at-will employment, which means that they could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of any of our employees.
If we fail to effectively manage our hiring and retention needs, our ability to meet our strategic objectives and our business and operating results may be adversely impacted.
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
From time to time we may become involved in certain litigation matters, including those described in Note 13 of the Condensed Consolidated Financial Statements included in this report. Although we intend to vigorously defend our interests in each matter, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such matters. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if we are successful in defending our interests in each matter, litigation with respect to such matters could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
In February 2021, we entered into a limited co-promotion arrangement with Albireo Pharma, Inc. ("Albireo"), providing for our Cholbam dedicated sales representatives to dedicate a portion of their efforts to promoting Albireo's product, Bylvay (odevixibat), in the United States following approval. In July 2021, Albireo announced that the U.S. Food & Drug Administration ("FDA") has approved Bylvay (odevixibat) for the treatment of pruritis in patients with Progressive Familial Intrahepatic Cholestasis ("PFIC"). In addition to our activities in connection with promoting our own products, if our or Albireo's sales representatives violate or are perceived to have violated any applicable regulatory requirement in promoting Bylvay (odevixibat), we could become subject to investigations, litigation, and/or penalties as described above, reputational harm, as well as contractual liabilities associated with the Albireo co-promotion agreement, any of which could have a material adverse effect on our business.
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
In addition, because we process personal data and other sensitive and confidential information, we may be subject to data privacy and security regulation by foreign governments, the federal government, and the states in which we conduct our business, which are stringent and changing. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. International data protection laws also impose strict obligations on the ability to process health related and other personal information of citizens of member states, including in relation to collection, analysis and transfer.
The EU General Data Protection Regulation ("GDPR") introduced new data protection requirements in the European Union ("EU"), as well as substantial fines for breaches of the data protection rules. The GDPR governs the processing of personal data from the European Economic Area ("EEA"), and we may be required to put in place additional mechanisms to ensure compliance with the changing EU data protection rules. The GDPR imposes significant and complex burdens on processing personal data, particularly for processing “special category personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our conduct of clinical trials and is of interest to relevant regulators. Additionally, the GDPR imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States and, in response, the EU and United States agreed in 2016 to a transfer framework for data transferred from the European Union to the United States, called the EU-US Privacy Shield. On July 16, 2020, however, the Court of Justice of the European Union issued a decision that declared the Privacy Shield framework, one of the primary mechanisms U.S. companies used to import personal information from Europe, invalid, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), an alternative to the Privacy Shield, can lawfully be used for cross-border data transfers. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA. Under this legal mechanism, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. As we incorporate the new SCCs into our contractual arrangements, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations.
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
Additionally, in the United States, states have enacted data breach notification laws, personal data privacy laws, health information privacy laws, and consumer protection laws, to which we are or may become subject. For example, California enacted legislation known as the California Consumer Privacy Act (the “CCPA”) in June 2018, which creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which became effective on January 1, 2020, requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. Additionally, California voters approved a new privacy law, the California Privacy Rights Act ("CPRA") in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

Other states have also enacted or proposed data privacy laws, which could further complicate the legal landscape and our domestic compliance efforts. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and go into effect on January 1, 2023 and July 1, 2023 respectively. Additional privacy legislation is expected to be enacted in the future, which, along with existing laws, could increase our potential liability, increase compliance costs, or adversely affect our business.
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
* If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of sales.
We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are prevalent and increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, supply chain attacks, denial-of-service, social engineering, malicious code, software bugs, and other means carried out by traditional computer “hackers” or sophisticated nation-state and nation-state sponsored actors to affect service reliability and threaten data confidentiality, integrity and availability. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Similarly, supply chain attacks have increased in frequency. The Company’s data and information systems may also fail for reasons other than a security incident or breach, such as server malfunctions, software or hardware failures, and telecommunications failures. Despite the security controls we have in place, such attacks are very difficult to avoid. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture, operations, reputation, and business.
A security breach or incident that leads to misuse, disclosure, access, loss, damage, or modification of or prevents access to our information systems and sensitive data, including patient information, personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business (including our clinical trial activities) and/or result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of security breaches and incidents, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure and detection of any vulnerabilities, there can be no assurance that our efforts will prevent service interruptions, or identify and remediate breaches or vulnerabilities in our systems, which could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business, operational, or reputational harm to us, including but not limited to causing interruptions and outages in our operations and services, requiring us to divert funds, and preventing us from conducting clinical trials, tests or research and development activities. Our third-party partners could also experience a security breach or incident, which may also result in financial, legal, business, operational, or reputational harm to us and our third-party partner.
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

10.1*¥	License and Collaboration Agreement, dated September 15, 2021, by and among Orphan Technologies Limited and Vifor (International) Ltd., and, solely with respect to Article 15, the Company.
10.2
Transition Agreement, dated October 12, 2021, between the Company and Noah Rosenberg, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2021).

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

*
Certain portions of this exhibit (indicated by asterisks) have been excluded pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.

¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2021	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer