Form 10-K
period 2021-12-31
Travere Therapeutics, Inc.
filed 2022-02-24
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $879,383,041.
The number of shares of outstanding common stock, par value $0.0001 per share, of the registrant as of February 22, 2022 was 63,211,565.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•An extended delay in the rate of enrollment in our ongoing Phase 1/2 Study of pegtibatinase (TVT-058), as a result of the COVID-19 pandemic or otherwise, may delay our timelines for analyzing future data from the study.
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

•We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations may result in adverse business consequences.
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
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney, liver, and metabolic diseases. Our approach centers on our innovative pipeline with multiple late-stage clinical programs targeting rare diseases with significant unmet medical needs. Our lead pipeline candidate, sparsentan, is an investigational product candidate in late-stage development for focal segmental glomerulosclerosis (FSGS) and IgA nephropathy (IgAN) – rare kidney disorders that often lead to end-stage kidney disease. We are also developing pegtibatinase (TVT-058) for the treatment of classical homocystinuria, a genetic disorder caused by a deficiency in a pivotal enzyme essential to the body. Our early research efforts include partnering with patient advocacy groups and government researchers to identify potential therapeutics for NGLY1 deficiency and Alagille syndrome, conditions with no approved treatment options. In addition, we continue to evaluate potential opportunities to expand our pipeline and approved products through licenses and acquisitions of products in areas that will serve rare patients with serious unmet medical need and that we believe offer attractive growth characteristics. Our research and development efforts are at the forefront of our mission to address the unmet needs of patients and we support this innovation by reinvesting revenues from our commercialized products, Chenodal®, Cholbam®, Thiola® and Thiola EC®. We are committed to ensuring broad access, educational and diagnostic support for patients.

Our Pipeline and Approved Products
We have a diversified pipeline designed to address areas of high unmet need in rare kidney, liver, and metabolic diseases. We invest revenues from our commercial portfolio into our pipeline with the goal of delivering new treatments for diseases with no approved or limited therapies.
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

Clinical Programs:
Sparsentan
Sparsentan, a Dual Endothelin Angiotensin Receptor Antagonist (DEARA), is a novel investigational product candidate. Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. Sparsentan has been granted Orphan Drug Designation for the treatment of FSGS and IgAN in the U.S. and Europe. Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in rare kidney diseases, including:

•Focal segmental glomerulosclerosis ("FSGS") is a leading cause of end-stage kidney disease (ESKD) and nephrotic syndrome. There are currently no United States Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX study of sparsentan in FSGS. The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40% reduction in Up/C from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). A preliminary review of the results from the interim analysis suggest that to date in the study, sparsentan has been generally well-tolerated and the overall safety results in the study to date have been generally comparable between treatment groups. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. Consistent with the DUPLEX Study protocol, patients will continue in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis. The DUPLEX Study is fully enrolled and topline results from the confirmatory endpoint are expected in the first half of 2023.
In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that additional data would be needed to potentially support a submission for accelerated approval under subpart H. At a subsequent Type A meeting, we and the FDA reached alignment on a pathway for us to proceed with a submission for accelerated approval, pending additional supportive eGFR data. We intend to provide the FDA with additional eGFR data from the ongoing DUPLEX Study in the first half of 2022, and if such data are supportive, submit an application for accelerated approval in the United States in mid-2022.
In mid-2022, we and Vifor (International) Ltd. ("Vifor Pharma"), with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, plan to submit an application for conditional marketing authorization ("CMA") of sparsentan for the treatment of FSGS and IgAN in Europe. If sparsentan receives marketing authorization in any of the licensed territories, Vifor Pharma will be responsible for all commercialization activities in such licensed territories. We remain responsible for the clinical development of sparsentan and will retain all rights to sparsentan in the United States and rest of world outside of the licensed territories, provided that Vifor Pharma has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.
•Immunoglobulin A nephropathy ("IgAN") is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage kidney disease within 15 years. There are currently no non-immunosuppressive treatments for IgAN approved by the FDA. The current standard of care is renin-angiotensin-aldosterone system ("RAAS") blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled pivotal Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in 404 patients with IgAN.
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
Subsequent to the announcement of the interim results from the PROTECT Study, we conducted pre-NDA interactions with the FDA, during which we confirmed alignment with our plan to submit in the first quarter of 2022 an NDA for accelerated approval of sparsentan for IgAN.

In mid-2022, we and Vifor Pharma plan to submit a combined application for conditional marketing authorization ("CMA") of sparsentan for the treatment of FSGS and IgAN in Europe.
Pegtibatinase (TVT-058)
Pegtibatinase (TVT-058) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system complications. It is estimated that there are at least 3,500 people living with HCU in the United States with similar numbers in Europe. Pegtibatinase has been granted Rare Pediatric Disease and Fast Track designations by the FDA, as well as orphan drug designation in the United States and European Union. Pegtibatinase is currently being evaluated in the Phase 1/2 COMPOSE Study, a double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU.
In December 2021, we announced positive topline results from the Phase 1/2 COMPOSE Study. Pegtibatinase demonstrated dose-dependent reductions in total homocysteine (tHcy) during the 12 weeks of treatment, and in the highest dose cohort to date evaluating 1.5mg/kg of pegtibatinase twice weekly (BIW), treatment with pegtibatinase resulted in rapid and sustained reductions in total homocysteine (tHcy) through 12 weeks of treatment, including a 55.1% mean relative reduction in tHcy from baseline as well as maintenance of tHcy below a clinically meaningful threshold of 100 μmol. Additionally, in a dose-dependent manner in the study to date, methionine levels were substantially reduced and cystathionine levels were substantially elevated following treatment with pegtibatinase, suggesting that pegtibatinase acts in a manner similar to the native CBS enzyme. To date in the study, pegtibatinase has been generally well-tolerated, with no discontinuations due to treatment-related adverse events.
Based on these results, the Company is in the process of engaging with regulators to establish next steps for a pivotal development program to ultimately support potential approvals of pegtibatinase for the treatment of HCU. In parallel, the Company has initiated one additional cohort in the COMPOSE Study to inform and refine formulation work for future development and commercial purposes and to further evaluate the dose response curve for pegtibatinase.
We acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited ("Orphan").
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
In June 2019 we announced that the FDA approved 100 mg and 300 mg tablets of Thiola EC, an enteric-coated formulation of Thiola, to be used for the treatment of cystinuria. Thiola EC offers the potential for administration with or without food, and the ability to reduce the number of tablets necessary to manage cystinuria. Thiola EC became available to patients in July 2019.

In May 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) became available. While the impact to our business has been minimal to date, we are not able to estimate any future impact, including the impact of additional generic entrants, if any.
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
•Develop a sustainable pipeline by employing disciplined decision criteria in the evaluation of potential in-licensing candidates. We seek to build a sustainable product pipeline by employing multiple therapeutic approaches and by developing or acquiring orphan drug candidates. We seek to augment our internally developed pipeline projects by selectively and strategically acquiring pipeline assets that will add value to the portfolio. We continue to evaluate potential in-licensing, out-licensing and other potential relationships with other pharmaceutical or biotechnology companies. We intend to mitigate risk by employing rigorous decision criteria, favoring drug candidates that have undergone at least some clinical study. Our decision to acquire rights to a drug candidate also depends on the scientific merits of the available clinical data; the identifiable orphan patient population; the economic terms of any proposed acquisition of rights; the projected amount of capital required to develop the drug candidate; and the economic potential of the drug candidate, should it be commercialized. We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future drug candidates.
•Leverage our commercialization expertise to effectively deliver the therapies we develop. As we move our drug candidates through development toward regulatory approval, we intend to build upon and strengthen our existing commercialization infrastructure and expertise needed to successfully support rare disease patients. Our approach may vary depending on the product and will be based on a number of factors including capital necessary to execute on each option, size of the market and terms of potential collaboration and/or licensing offers from other pharmaceutical and biotechnology companies with respect to jurisdictions outside the United States.
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
Chenodal
There are other approved chenodeoxycholic acid products available outside of the United States. Furthermore, Chenodal is subject to immediate competition from compounded and generic entrants, as the Abbreviated New Drug Application ("ANDA") for this drug has no remaining patent or non-patent exclusivity.
Cholbam
There are currently no FDA-approved treatments in the United States that compete with Cholbam. In mid-March 2022, Cholbam will have no remaining regulatory exclusivity and could be subject to generic competition.
Pegtibatinase
Current treatment options for homocystinuria (HCU) are limited to protein-restricted diet and supplemental use of vitamin B6 and betaine.
According to public sources, Aeglea BioTherapeutics, Inc. (AGLE-177) and Codexis, Inc. (CDX-6512) are developing enzyme replacement therapies for the treatment of HCU. Additionally, Synlogic Inc. / Gingko Bioworks Holdings, Inc. are developing a microbiome therapy, SYNB1353, for the management of HCU.
There are other pre-clinical development programs in HCU that may enter the clinic.
Thiola
In May 2021, Teva Pharmaceuticals, a U.S. affiliate of Teva Pharmaceutical Industries Ltd. announced its launch of the first available generic version, in the United States of THIOLA® (tiopronin) tablets. Thiola and Thiola EC are subject to further competition from compounded and generic entrants, if any.
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
Based on public sources, there are other preclinical assets in development that may enter the clinic for the treatment of cystinuria.
Sparsentan
There are currently no non-immunosuppressive pharmacological treatments approved by the FDA or the EMA for FSGS or IgAN in the US or Europe.

For FSGS, the current standard of care includes steroids, ACE/ARBs, calcineurin inhibitors, dialysis, and renal transplant.
Based on public sources, Chinook Therapeutics, Dimerix Bioscience, Goldfinch Bio, Horizon Therapeutics, Pfizer Inc., Reata Pharmaceuticals and Vertex Pharmaceuticals may have programs in clinical development for the treatment of FSGS or related conditions.
Additionally, there are several Phase 1 assets in development and other pre-clinical programs that may enter the clinic for the treatment of FSGS or related conditions.
For IgAN, the current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression. RAAS blockage is also commonly used in patients with significant proteinuria or rapidly progressive glomerulonephritis.
In December 2021, the FDA approved Calliditas’ budesonide delayed release capsules to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at urine protein-to-creatinine ratio (UPCR) ≥1.5 g/g. Although there are currently no pharmacological treatments approved by the EMA for IgAN in Europe (or the UK), public sources indicate that Calliditas (along with EU/UK licensee, Stada Arzneimittel) submitted their MAA dossier for budesonide delayed release capsules in 2021.
Based on public sources, AstraZeneca (Alexion Pharmaceuticals), Alnylam Pharmaceuticals, Arrowhead Pharmaceuticals, BioCryst Pharmaceuticals,, Calliditas Therapeutics / Stada / Everest, Chinook Therapeutics / SanReno Therapeutics, DiaMedica Therapeutics, Eledon Pharmaceuticals, Ionis Pharmaceuticals / Roche, MorphoSys, Novartis, Omeros Corporation, Otsuka (Visterra), Reata Pharmaceuticals, RemeGen, Takeda Pharmaceuticals, and Vera Therapeutics may have programs in clinical development for the treatment of IgAN.
Additionally, there are several Phase 1 assets in development and other pre-clinical programs that may enter the clinic for the treatment of IgAN or related conditions.
In 2021, there were global (including United States, European Union, United Kingdom and Japan) regulatory label expansions of Farxiga/Forxiga in chronic kidney disease, which could potentially be competitive with or complementary to sparsentan for the treatment of IgAN and/or FSGS. There are additional marketed SGLT2 inhibitors which may also expand their current labels to include non-diabetic chronic kidney disease.
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
As consideration for the license, we are required to make payments upon the achievement of certain milestones, totaling up to $114.1 million. Should we commercialize sparsentan or any products containing any of the licensed compounds, we will be obligated to pay Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. Through 2021, we have made aggregate milestone payments to Ligand of $7.2 million under the terms of the license agreement.
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
Sparsentan
As of December 31, 2021, our patent portfolio for sparsentan was comprised of five distinct patent families, one of which is exclusively licensed from Ligand (the “Ligand patent family”). The other four patent families are owned by Travere (the "Travere patent families"). We previously had one additional licensed patent family related to sparsentan that was owned by BMS, exclusively licensed to Ligand and sub-licensed to us by Ligand. However, as of December 31, 2019, the BMS patent family is expired and therefore no longer in force.
The Ligand patent family is directed to methods of using sparsentan in the treatment of various diseases, including glomerulosclerosis and IgAN. As of December 31, 2021, this patent family included two US patents (US Patent No. 9,662,312, which we refer to herein as the ‘312 patent, and US Patent No. 9,993,461, which we refer to herein as the ‘461 patent), a pending US application (Application Serial No. 17/368,239, filed July 6, 2021), two European patents (European Patent No. EP2732818, which we refer to herein as the European ‘818 patent, and European Patent No. EP3222277, which we refer to herein as the European ‘277 patent), a pending European application, and two granted Hong Kong patents. The ‘312 patent and the European ‘818 patent claim the use of sparsentan for treating glomerulosclerosis. The ‘461 patent and the European '277 patent each claim both the use of sparsentan for treating glomerulosclerosis and the use of sparsentan for treating IgAN. We expect the US and foreign patents in this patent family to expire in March 2030. In November 2020, a third party filed an opposition to the European ‘277 patent and we are vigorously defending the European '277 against the opposition. If we were to be unsuccessful in doing so, we would expect to rely on the data and/or marketing exclusivity that we expect to be available in Europe, as described below under “Regulatory Exclusivity.”
The first Travere patent family is directed to methods of using sparsentan in the treatment of various kidney diseases, including focal segmental glomerulosclerosis (FSGS) and IgAN, by achieving a specified urine protein to creatinine ratio. As of December 31, 2021, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 10,864,197, which we refer to herein as the ‘197 patent) and pending patent applications in the US, Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Japan, Korea, New Zealand and South Africa. The ‘197 patent claims use of sparsentan for treating Alport syndrome.
The second Travere patent family is directed to methods of using sparsentan for treating hearing loss associated with Alport syndrome. As of December 31, 2021, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 11,207,299) and pending patent applications in the US, Australia Brazil, Canada, China, the European Patent Office, Israel, Japan, Korea, Mexico, New Zealand and South Africa.
The third Travere patent family is directed to an amorphous form of sparsentan. As of December 31, 2021, this patent family was comprised of pending patent applications in the United States, Australia, Brazil, Canada, China, the European Patent Office, India, Israel, Japan, Korea, Mexico, New Zealand, Russia and South Africa.
The fourth Travere patent family is comprised of a series of U.S. provisional patent applications.
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

Pegtibatinase
As of December 31, 2021, our patent portfolio for pegtibatinase was comprised of six distinct patent families, which we obtained upon our acquisition of Orphan Technologies Limited (now Travere Therapeutics Switzerland GmbH). Orphan Technologies obtained the rights to the first five patent families under an exclusive license agreement with the University of Colorado, while the sixth patent family was owned by Orphan Technologies. The first three patent families are owned by the University of Colorado and exclusively licensed to Travere Therapeutics Switzerland GmbH (the “CU patent families”). The first CU patent family is directed to human cystathionine β-synthase variants and methods for their production, the second CU patent family is directed to methods of purifying human cystathionine β-synthase variants, and the third CU patent family is directed to compositions comprising human cystathionine β-synthase variants and methods of treating homocystinuria. The next two families are co-owned by the University of Colorado and Travere Therapeutics Switzerland GmbH, with the University of Colorado’s interest exclusively licensed to Travere Therapeutics Switzerland GmbH (the “co-owned patent families”). The first co-owned patent family is directed to methods of pegylating human cystathionine β-synthase variants, while the second co-owned patent family is directed to pharmaceutical formulations comprising pegylated human cystathionine β-synthase variants and their use in treating homocystinuria. Lastly, the sixth patent family is owned by Travere Therapeutics Switzerland GmbH (the “Travere patent family”). The Travere patent family is directed to methods for treating human cystathionine β-synthase deficiency in patients with elevated homocysteine levels.
Thiola
Our patent portfolio for Thiola is comprised of a patent family which is exclusively licensed from Mission Pharmacal (the “Mission patent family”). The Mission patent family is directed to a new formulation of Thiola, known as Thiola EC. As of December 31, 2021, this patent family included a US patent application filed in 2018.
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
Likewise, if we obtain marketing approval for pegtibatinase in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory exclusivity for the approved product. Pegtibatinase is a biologic product and therefore its application for approval would be via a biologic license application (“BLA”) (vs. an NDA). In the United States, an FDA-approved biologic product may be eligible to receive twelve years of regulatory exclusivity. In addition, the twelve-year BLA exclusivity period may be extended by six months upon submission of satisfactory written reports to the FDA of clinical studies conducted in pediatric populations.
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
Cholbam
Upon approval in March 2015, Cholbam received seven years of orphan drug exclusivity in the United States for the treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for patients with peroxisomal disorders. This marketing exclusivity in the US expires in March 2022.
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
More specifically, as of December 31, 2021, our trademark portfolio included an allowed US trademark application and foreign registered trademark and trademark applications for the mark “Travere Therapeutics”, US and foreign trademark applications and foreign registered trademarks relating to sparsentan, one registered US trademark and one registered Canadian trademark for the mark “CHENODAL”, one allowed US trademark application directed to the Chenodal logo, one registered US trademark for the mark “MANCHESTER PHARMACEUTICALS”, one registered US trademark for the mark “KEEP IT BELOW THE LINE”, registered US and foreign trademarks for the mark “CHOLBAM”, a registered European Community trademark for the mark “KOLBAM”, a registered US trademark for the mark “TOTAL CARE HUB”, a registered US trademark for the Total Care Hub logo, and a registered US trademark for a leaves logo. In addition, under our license agreement with Mission we have an exclusive license to use Mission’s trademarks related to Thiola and Thiola EC, including three registered US trademarks and one registered Canadian trademark for the mark “THIOLA”, and one registered US trademark for the mark "Thiola EC".
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
Sales, Marketing and Distribution
During fiscal 2021, we continued to utilize our specialty sales force to market our FDA-approved products in the US. In order to commercialize our clinical drug candidates if and when they are approved for sale in the US or elsewhere, we will need to increase our marketing, sales and distribution capabilities. In February 2021, we entered into a limited co-promotion arrangement with Albireo Pharma, Inc. (“Albireo”), whereby our Cholbam dedicated sales representatives will dedicate a portion of their efforts to promoting Albireo’s product, Bylvay (odevixibat), in the Unites States. The initial term of the arrangement is two years from the July 2021 launch of Bylvay, terminable at will by either party after one year following launch.
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
In September 2021, we entered into a license and collaboration agreement ("License Agreement") with Vifor (International) Ltd. ("Vifor Pharma"). In mid-2022, we and Vifor Pharma plan to submit an application for conditional marketing authorization ("CMA") of sparsentan for the treatment of FSGS and IgAN in Europe. If sparsentan receives marketing authorization in any of the licensed territories, Vifor Pharma will be responsible for all commercialization activities in such licensed territories. We remain responsible for the clinical development of sparsentan and will retain all rights to sparsentan in the United States and rest of world outside of the licensed territories, provided that Vifor Pharma has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.
Medical Affairs
We have a global medical affairs team located in the United States and Europe which supports data dissemination, education, external stakeholder engagement and data generation in therapeutic areas relevant to our pipeline and commercial assets. The responsibilities of medical affairs personnel include execution of real-world evidence studies, medical communication through scientific publications and presentations at medical congresses, providing medical information support to HCPs and patients related to our pipeline and our post-approval clinical commitments, organize medical advisory boards to obtain input from experts and practitioners, and support independent medical education programs via grants on medical topics relevant to our products and diseases.
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
There have been a number of enacted or proposed legislative and regulatory changes affecting the healthcare system and pharmaceutical industry that could affect our commercial success. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care

Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “PPACA”) a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Specifically, by way of example, the PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1,2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50% to 70%, and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA, and the Infrastructure Investment and Jobs Act, will stay in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
Moreover, the Drug Supply Chain Security Act imposes additional obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent US Congressional inquiries and numerous proposed and enacted legislation at both the state and federal levels designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, expedite generic competition, review the relationship between pricing and manufacturer patient programs, institute drug re-importation, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September, 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
The US Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the United States. We cannot assure you that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA and their covered subcontractors.
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians (defined to include to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.
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
Clinical Trials and Marketing Authorization in the European Union
In Europe, a clinical trial application (“CTA”) must currently be submitted to the competent national regulatory authority and to an independent ethics committee in each country in which we intend to conduct clinical trials. Once the CTA is approved in accordance with that country’s requirements, clinical trial development may proceed in that country. Under the new Regulation on Clinical Trials, which took effect in January 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have more limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. In all cases, the clinical trials must be conducted in accordance with good clinical practices and other applicable regulatory requirements and medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. A clinical trial may only be undertaken subject to certain conditions. The relevant ethics committee must give its opinion, before a clinical trial commences, on any issue requested. Clinical trials information must be entered into a European database. There are strict requirements in relation to the labeling and packaging of our product candidates, the verification of compliance with the provisions on good clinical and manufacturing practice and the notification of adverse events and serious adverse reactions.

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
The centralized procedure leads to approval of the product in all 27 EU member states and in Norway, Iceland and Liechtenstein, collectively referred to herein as the EEA. Submission of one MAA thus leads to one assessment process and one authorization that allows access to the market of the entire EEA. The process of the centralized procedure is triggered when the applicant submits an MAA to the EMA. The letter of intent also initiates the assignment of the Rapporteur and Co-Rapporteur, who are the appointed members of the Committee for Human Medicinal Products (“CHMP”) representing two EU member states. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the European Commission. If this is opinion favorable, the Commission may then adopt a decision to grant a marketing authorization. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days. This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation.
When using the MRP or DCP, the applicant must select which EU member states in which to seek approval. In the case of an MRP, the applicant must initially receive national approval in one EU member state. This will be the so-called reference member state (“RMS”) for the MRP. Then, the applicant seeks approval for the product in other EU member states, the so-called concerned member states, in a second step: the mutual recognition process. For the DCP, the applicant will approach all chosen member states at the same time. To do so, the applicant will identify the RMS that will assess the submitted MAA and provide the other selected member states with the conclusions and results of the assessment.
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
Employees and Human Capital Management
As of January 31, 2022, we had 310 full-time employees, with most of those based in the United States and a small number outside of the United States. We consider the intellectual capital of our employees to be an important driver of our business and key to our future success. The biopharmaceutical industry is very competitive and we believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Our workforce primarily consists of college-educated workers with experience in the biopharmaceutical industry, many of whom have advanced degrees. Our employees primarily focus on our drug development and commercialization efforts, including sales and general and administrative operational support of those functions. Currently, we rely on third-party contract manufacturers and conduct our discovery research efforts via collaborations and/or contracted third-party engagements. None of our employees in the United States are represented by a labor union or covered by collective bargaining agreements.
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
We strive to provide compensation, benefits and support services that help meet the varying needs of our employees. In the United States, our total compensation package includes competitive pay, including opportunities for performance-based bonuses; comprehensive healthcare benefits; paid time off and paid holidays, and the opportunity for equity ownership through our equity incentive plan and our employee stock purchase plan. We also sponsor a 401(k) plan that includes a discretionary matching contribution. A similar package of benefits are provided to our employees outside of the United States, subject to regional differences. In 2021, we further enhanced and expanded our employee benefits in response to the continued impact of the ongoing COVID-19 pandemic as we identified additional ways in which we could further support our workforce, as well as attract new talent as we seek to grow our organization in the current tight labor market, and high competition for skilled employees within our industry. For example, we continued to provide resources to enable employees to work more efficiently and effectively from home and expanded our focus on well-being.
By focusing on employee retention, engagement and development opportunities, we believe we also improve our ability to support our clinical trials, our pipeline, our business and operations. Our success also depends on our ability to respond to the needs of employees and we do this by listening to our employees through many avenues, for example, through formal engagement initiatives, such as surveys, as well as informal listening sessions hosted by senior leaders, including our CEO and our human resources department. Also, during 2021 we convened a team of mid and senior level managers focused on culture who meet regularly to discuss the specifics of how to maximize a healthy, inclusive, and recognition-based company culture. As we continue to navigate through these challenging times during a global pandemic, we take pride in the role we play in helping to ensure our employees are as productive and engaged as possible and their physical and emotional health and well-being remains a key priority.
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
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, although we observed favorable responses with the physician-initiated treatment of fosmetpantotenate in PKAN patients outside the United States, the Phase 3 FORT Study evaluating the safety and efficacy of fosmetpantotenate compared to placebo in patients with PKAN did not meet its primary endpoint, did not demonstrate a difference between treatment groups, and did not meet its secondary endpoint. In addition, there can be no assurance that the positive eGFR results from the open-label portion of the DUET study of sparsentan in FSGS will be repeated in the Phase 3 clinical trial. Similarly, the positive pre-clinical data we have seen from pegtibatinase (TVT-058) being tested in a mouse model of homocystinuria and the positive topline results we reported in December 2021 from the ongoing Phase 1/2 clinical trial of pegtibatinase (TVT-058) may not be replicated in future studies. We cannot assure that any current or future clinical trials of sparsentan or pegtibatinase (TVT-058) will ultimately be successful.
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
In 2018 we initiated the following Phase 3 clinical trials of sparsentan: 1) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the “DUPLEX Study”), and 2) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of IgAN (the “PROTECT Study”).  We are conducting the DUPLEX Study and the PROTECT Study under the Subpart H pathway for potential accelerated approval in the United States, and in Europe we plan to pursue potential Conditional Marketing Authorization, in both jurisdictions based on change in proteinuria.  Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints. For example, in the DUPLEX Study in conjunction with ongoing FDA dialogue to enable submission for potential approval on the subpart H pathway, in November 2020 we adopted an eGFR measurement over a 108-week period following randomized treatment, to support full approval. However, in May 2021, we received feedback from the FDA that the available data from the previously announced interim assessment of the DUPLEX Study would not be adequate to support an accelerated approval in the U.S. at this time. While we believe that we and the FDA have reached alignment on a pathway for us to proceed with a submission for accelerated approval, pending additional supportive eGFR data, additional data from the DUPLEX Study may not be sufficient to support an NDA under Subpart H for accelerated approval. For both indications, there is no guarantee that the FDA will accept the NDA for filing, as the FDA has the authority to refuse to file NDAs for a variety of reasons. Further, even if the FDA accepts the NDAs for filing, there is no guarantee that either NDA will be granted priority review during the application review process. If the application is not granted priority review, the review and potential approval timeline will extend beyond our current stated timing assumptions.
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

An extended delay in the rate of enrollment or data collection in our ongoing Phase 1/2 Study of pegtibatinase (TVT-058), as a result of the COVID-19 pandemic or otherwise, may delay our timelines for analyzing future data from the study.
While we have recently completed enrollment of the initially planned dose cohorts, we are currently enrolling an additional patient cohort in the clinical trial of pegtibatinase (TVT-058) for homocystinuria, a rare disease. Given that this development candidate is still undergoing required testing, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trial required by the FDA or foreign regulatory agencies. In addition, as other companies and researchers may be concurrently developing therapies for the same or similar indications that we are focused on, we could face competition for a limited number of patients, investigators and clinical trial sites willing to participate in clinical trials. Our inability to enroll and maintain a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
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
For example, we have certain post-marketing requirements and commitments associated with Cholbam. Further, we face risks relating to those post-marketing obligations, as well as the commercial acceptance of Cholbam. If the regulatory approval for Chenodal, Cholbam and/or Thiola are withdrawn for any reason, it would have a material adverse impact on our sales and profitability.
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
If additional generic versions of Thiola, of Cholbam, or of Chenodal or any of our other current or future products are approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on our sales and profitability. Both the original formulation of Thiola and Thiola EC are subject to generic competition, and a generic version of either formulation could have a material adverse impact on sales of Thiola EC. In addition, the defense of litigation and response to investigation requests could result in substantial costs, reputational impact, and the diversion of management attention and resources.
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
In some countries, particularly EU countries and EFTA member states, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time (6 to 12 months or longer) after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidate to other available therapies. In addition, certain governmental authorities may conduct reviews of reimbursement previously provided and assert for various reasons that amounts need to be repaid. For example, in October 2021 our distributor/exploitant in France for our previously marketed product Kolbam informed us that they had received a notice that the price previously paid for Kolbam during its period on the market in France had been recalculated by the agency responsible for pharmaceutical pricing in France, with such notice asserting amounts owed for repayment. While we cannot currently estimate the likelihood that any of such asserted amount will ultimately need to be repaid following the currently ongoing review process and any applicable appeal procedures, we may ultimately determine the need to repay all or a portion of the amounts being asserted. From 2015 through 2020, the period during which we had sales of Kolbam in France, our aggregate revenues from sales of Kolbam in France attributable to all purchasers/payers were approximately $8 million. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels or subject to re-assessment and recoupment procedures, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business may suffer.
We are dependent on Vifor Pharma for the successful commercialization of sparsentan in certain key territories outside of the United States, if approved. We may not be able to establish additional collaborations or other arrangements for sparsentan in other territories, which may adversely impact our ability to generate product revenue in additional jurisdictions.
Pursuant to the terms of the License Agreement, we granted an exclusive license to Vifor Pharma for the commercialization of sparsentan in the Licensed Territories, which consist of Europe, Australia and New Zealand. Consequently, the commercial success of sparsentan in the Licensed Territories will depend in significant part on the efforts of Vifor Pharma, over which we will have limited control. In December 2021, it was announced that CSL Limited, parent company to CSL Behring, intends to initiate a tender offer to acquire Vifor Pharma. We do not currently know what effect, if any, such acquisition, if consummated, will have on our relationship with Vifor Pharma. While our agreement with Vifor Pharma provides that it will remain in place following any acquisition, there is no guarantee that our collaboration with Vifor Pharma will not be affected, adversely or otherwise, by a change in ownership of Vifor Pharma. Moreover, in connection with CSL Limited's acquisition of Vifor Pharma, if consummated, and any related restructuring, substantially less resources could be devoted to the commercialization of sparsentan in the Licensed Territories, or such efforts could be discontinued entirely. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell sparsentan, if approved, in additional territories, our ability to generate product revenue outside of the United States and the Licensed Territories may be limited.
We may not be able to rely on orphan drug exclusivity for our products.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs, providing eligibility for orphan drug exclusivity upon regulatory approval if certain jurisdictional-specific conditions are met. For example, Cholbam was granted orphan drug designation in the United States and upon FDA approval of the marketing application in March 2015 was awarded seven years of orphan drug exclusivity, which expires in March 2022. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug designation in the United States and Europe for sparsentan for the treatment of FSGS and IgAN and for the pegtibatinase for the treatment of HCU, we may not be able to maintain it in Europe and the orphan drug designation may not result in orphan drug exclusivity in the United States or Europe upon approval. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.

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
Additionally, if sparsentan receives marketing approval, we expect the FDA will require us to include a REMS and mandatory birth control for women of child-bearing age regarding risk of embryo-fetal toxicity, as has been required for other approved endothelin antagonists.
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
For products we develop based on a new chemical entity not previously approved by the FDA, we expect that in addition to the protection afforded by our patent filings that we will be able to obtain five years regulatory exclusivity via the provisions of the Food, Drug, and Cosmetic ("FDC") Act and possibly seven years regulatory exclusivity via the orphan drug provisions of the FDC Act. In the case of sparsentan, the periods of regulatory exclusivity may, if certain conditions are satisfied, be extended by six months on the basis of pediatric exclusivity, thereby resulting in exclusivity periods of 5.5 years and 7.5 years, respectively. In addition, we may be able to obtain up to five years patent term extension (to compensate for regulatory approval delay) for one patent covering such a product for its FDA-approved use. Such a patent, like the periods of regulatory exclusivity, also may be extended by a further six months on the basis of pediatric exclusivity if certain conditions are satisfied.
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
We have negotiated a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of FSGS and IgAN. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we and Vifor Pharma could lose our rights to sparsentan. We have obtained a U.S. patent and European patent each covering the use of sparsentan for treating glomerulosclerosis, including FSGS, as well as a second U.S. patent and a second European patent each covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. In addition, in 2020 we obtained a U.S. patent covering the use of sparsentan for the treatment of Alport syndrome. However, we cannot be certain that we will be able to obtain patent protection for various other potential indications for sparsentan, or whether, if granted, we would be able to enforce such patents. Additionally, in November 2020, a third party filed an opposition to our second European patent (European Patent No. EP3222277, “the ‘277 EP Patent”), in the European Patent Office ("EPO"). While we are vigorously defending the ‘277 EP Patent against the opposition, there is no guarantee that we will be successful in doing so.
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
We expect to rely on orphan drug exclusivity for sparsentan and potential future product candidates that we may develop. Orphan drug status currently confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. The FDA and EMA have granted orphan designation for Chenodal, sparsentan, and pegtibatinase (TVT-058) for the treatment of CTX, FSGS, IgAN and homocystinuria, respectively. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling these molecules for the same indication beyond these time frames. Furthermore, in Europe, orphan drug status is re-evaluated in connection with the marketing authorization review process and a product candidate must re-qualify as of such time in order to maintain orphan drug status. In addition, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been executive, judicial, Congressional, and political challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act ("Tax Act") includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amended the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA and the Infrastructure Investment and Jobs Act, will stay in effect through 2031 unless additional Congressional action is taken. The COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
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
Obtaining reimbursement approval for a product from each government or other third-party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. Additionally, we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-United States regulatory authorities. Also, prior authorization for a product may be required. In addition, there is a risk that full reimbursement may not be available for high-priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Further, coverage policies and third-party payer reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
There have also been a number of initiatives pending at the state and federal level that could negatively impact the reimbursement for products approved under the accelerated approval pathway in the United States.
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services ("CMS") issued an interim final rule implementing President Trump’s Most Favored Nation ("MFN") executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform measures. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Also, there have been reports that the U.S. government is considering targeted price controls and reference pricing based on foreign single-payer country access policies, which, if implemented, could adversely affect our revenues.
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
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and drug industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell drugs. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render such potential products noncompetitive. Furthermore, competitors could enter the market with generic versions of our products. For example, a generic option for the 100 mg version of the original formulation of Thola (tiopronin tablets) was approved by the FDA in May 2021.
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
Our product and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. The ongoing COVID-19 pandemic and associated vaccine development and manufacturing efforts have increased demand for the services supplied by many third party manufacturers, including some of those that we utilize for our products and product candidates, and there has recently been, and may continue to be, decreased availability of manufacturing slots at many such facilities. If the third parties that we engage to manufacture products for our developmental or commercial products should halt or cease to continue to do so for any reason, we likely would experience interruptions in cash flows and/or delays in advancing our clinical trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. Later relocation to another manufacturer will also require notification, review and other regulatory approvals from the FDA and other regulators and will subject our production to further cost and instability in the availability of our product candidates. In addition, if we are not able to obtain adequate supplies of our product candidates, or the drug substances used to manufacture them, it will be more difficult for us to sell our products and to develop our product candidates. This could greatly reduce our competitiveness. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") in response to the COVID-19 pandemic. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the Act enhances FDA’s existing authority with respect to drug shortage measures. Under the Act, manufacturers must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.
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
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our preclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, inflation and/or global supply chain disruptions may have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, in 2021 a membrane used in pegtibatinase (TVT-058) drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing and we continue to see challenges with securing materials used in the pegtibatinase manufacturing process that are in short supply as a result of the pandemic. While we believe our contingency plans will enable us to continue the ongoing clinical study of pegtibatinase (TVT-058) with the currently available clinical supplies, there is no guarantee that we will not face additional shortages of this membrane, or other materials necessary to manufacture pegtibatinase (TVT-058) or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.
Risks Related to Our Business
The COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition.
The ongoing COVID-19 pandemic continues to impact domestic and worldwide economic activity, including global supply and financial markets. The COVID-19 pandemic also poses the risk that we or our clinical trial subjects, employees, contractors, collaborators, suppliers and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may be requested or mandated by governmental authorities, or that our or their ability to conduct operations will be negatively impacted by staffing shortages while employees quarantine as a result of exposure to or transmission of the virus. In addition, the COVID-19 pandemic could impact personnel at third-party manufacturing facilities in the United States and other countries, including China, or the availability or cost of materials, which could potentially disrupt the supply chain for our commercial products, our product candidates or the comparator products in our ongoing clinical trials.
The timelines and conduct of our ongoing clinical trials may be affected by the COVID-19 pandemic. For example, in 2020 we experienced a reduction in the rates of patient enrollment in our ongoing clinical trials as a result of the pandemic. Clinical site initiation and patient enrollment may be further delayed due to prioritization of hospital resources toward the COVID-19 pandemic and patients’ ability or willingness to participate in clinical trials. For those patients who are enrolled and desire to continue in the clinical trials, some patients may not be able or willing to comply with clinical trial protocols if quarantines or governmental orders impede patient movement or interrupt healthcare services. Similarly, we may face increased challenges with the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which could adversely impact our clinical trial operations, timelines and outcomes. In addition, we rely on independent clinical investigators, contract research organizations (CROs) and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. While we remain in close contact with our CROs, clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trials and projected timelines and we continue to implement appropriate mitigating measures in accordance with recent FDA guidance in an effort to ensure the ongoing safety of the patients in our clinical trials and the continued collection of high quality data, there is no guarantee that such efforts will be successful. As challenging as conducting clinical trials is during normal times, the risks, operational challenges and costs of conducting clinical trials has increased substantially during the pandemic. In addition, restrictions caused by the ongoing COVID-19 pandemic may result in impediments to obtaining biopsies, which could impact the ability to timely obtain diagnoses of IgAN or FSGS.
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
From time to time we may become involved in certain litigation matters, including those described in Note 11 of the Consolidated Financial Statements included in this report. Although we intend to vigorously defend our interests in each matter, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such matters. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if we are successful in defending our interests in each matter, litigation with respect to such matters could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
The U.S. Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the United States. We cannot assure that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies to report annually information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.
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
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. In addition, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Additional data privacy and security legislation has been proposed at the federal, state, and local levels in recent years, which, along with existing laws, could increase our potential liability, increase compliance costs, or adversely affect our business.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, the EU GDPR imposes significant and complex burdens on processing personal data, particularly for processing “special category personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our conduct of clinical trials and is of interest to relevant regulators. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.
In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU, the UK, Switzerland or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. As we incorporate the new SCCs into our contractual arrangements, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.
If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe. Inability to import personal data from Europe to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trials activities in Europe and elsewhere; limiting our ability to collaborate with CROs, service providers, contractors and other companies that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including proceedings against us by governmental entities or others. If we or any of our partners fail to comply or are perceived to have failed to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions or litigation that could affect our or our partners' ability to commercialize our products and conduct necessary research and development, and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action or litigation could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Compliance with applicable federal, state, and foreign laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include significant criminal fines, civil monetary penalties, administrative penalties, disgorgement, exclusion from participation in federal health care programs, individual imprisonment, injunctions, recall or seizure of products, total or partial suspension of production, reputational harm, administrative burdens, interruption or cessation of clinical trials, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings, and the curtailment or restructuring of our operations, and other sanctions. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our operations such as clinical trials; harm to our reputation; loss of revenue or profits; and a loss of sales and other adverse consequences.
In the ordinary course of our business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-

based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Similarly, supply chain attacks have increased in frequency. The Company’s data and information systems may also fail for reasons other than a security incident or breach, such as server malfunctions, software or hardware failures, and telecommunications failures. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful and could result in a material disruption of our programs and operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities
Applicable data security laws, privacy policies and data security obligations may require us to notify relevant stakeholders of any security incidents, including affected individuals, customers, and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition, our insurance coverage may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices or that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.
Under current law, our federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. As of December 31, 2021, we had federal net operating loss ("NOL") of $85.8 million. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
As of December 31, 2021, we had approximately $276 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease the following locations to conduct our business:

Location	Address	Lease Expiration	Square Feet
San Diego, California	3611 Valley Centre Drive, Suite 300	August 31, 2028	149,123
We believe these facilities are adequate to conduct our business.
For additional information regarding our lease agreements, see Note 18 of the Consolidated Financial Statements included in this report.
ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to the Legal Proceedings paragraph of Note 11 of the Consolidated Financial Statements included in this report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed for quotation on the Nasdaq Global Market under the trading symbol “TVTX” and is part of the Nasdaq Biotechnology Index (Nasdaq: NBI).
As of February 22, 2022, the last reported sale price of our Common Stock as reported by the Nasdaq was $27.94.
As of February 22, 2022, we had approximately 177 holders of record of our common stock.
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
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis of our financial condition and results of operations for 2021 as compared to 2020 are discussed below, and should be read in conjunction with our audited Consolidated Financial Statements, including the notes thereto. For a discussion of our financial condition and results of operations for 2020 as compared to 2019, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K, except as set forth below.
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney, liver, and metabolic diseases.
Uncertainty Related to the COVID-19 Pandemic
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the year ended December 31, 2021, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. As of December 31, 2021, the majority of our labor force is remote, which could, among other things, negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. Remote work operations also heighten the risk of cyber-attacks and make it more difficult for companies to protect their confidential information. Circumstances arising from the pandemic have slowed and could continue to slow the pace of enrollment in our clinical trials or otherwise hinder patients' abilities to comply with the clinical trial protocols and could ultimately delay the availability of results and analysis of outcomes. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While to date we have not experienced a material reduction in demand for our commercialized products as a result of the pandemic, we could experience a decrease in new patient identification and increased requests for patient assistance due to increased levels of unemployment, either of which would negatively impact our revenues and hinder our cash flows. Similarly, we could face challenges with regard to healthcare programs, including access and changes in coverage. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We had $552.9 million in cash and cash equivalents and available-for-sale securities as of December 31, 2021, which we believe provides sufficient capital to fund our operations for at least the next twelve months. While we have not yet experienced a material impact to date, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.
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

Acquisition of Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase (TVT-058). We acquired Orphan by purchasing all of the outstanding shares. In exchange for the shares, we made an upfront cash payment at closing of $90.0 million plus closing adjustments, net liabilities assumed, and transaction expenses of $1.2 million, $1.8 million, and $4.2 million, respectively. Under the Agreement, we have also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted. In December 2021, Orphan was re-domiciled and renamed Travere Therapeutics Switzerland Gmbh ("TTSG").
Research and Development
Sparsentan
Sparsentan, a Dual Endothelin Angiotensin Receptor Antagonist (DEARA), is a novel investigational product candidate. Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. Sparsentan has been granted Orphan Drug Designation for the treatment of FSGS and IgAN in the U.S. and Europe. Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in rare kidney diseases, including:
•Focal segmental glomerulosclerosis ("FSGS") is a leading cause of end-stage kidney disease (ESKD) and nephrotic syndrome. There are currently no United States Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX study of sparsentan in FSGS. The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40% reduction in Up/C from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). A preliminary review of the results from the interim analysis suggest that to date in the study, sparsentan has been generally well-tolerated and the overall safety results in the study to date have been generally comparable between treatment groups. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. Consistent with the DUPLEX Study protocol, patients will continue in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis. The DUPLEX Study is fully enrolled and topline results from the confirmatory endpoint are expected in the first half of 2023.
In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that additional data would be needed to potentially support a submission for accelerated approval under subpart H. At a subsequent Type A meeting, we and the FDA reached alignment on a pathway for us to proceed with a submission for accelerated approval, pending additional supportive eGFR data. We intend to provide the FDA with additional eGFR data from the ongoing DUPLEX Study in the first half of 2022, and if such data are supportive, submit an application for accelerated approval in the U.S. in mid-2022.
In mid-2022, we and Vifor (International) Ltd. ("Vifor Pharma"), with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, plan to submit an application for conditional marketing authorization ("CMA") of sparsentan for the treatment of FSGS and IgAN in Europe. If sparsentan receives marketing authorization in any of the licensed territories, Vifor Pharma will be responsible for all commercialization activities in such licensed territories. We remain responsible for the clinical development of sparsentan and will retain all rights to sparsentan in the United States and rest of world outside of the licensed territories, provided that Vifor Pharma has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.
•Immunoglobulin A nephropathy ("IgAN") is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of more than 100,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage kidney disease within 15 years. There are currently no non-immunosuppressive treatments for IgAN approved by the FDA. The current standard of care is renin-angiotensin-aldosterone system ("RAAS") blockade with immunosuppression also being commonly used for patients with significant proteinuria or rapidly progressive glomerulonephritis. In 2018, we announced that the first patient had been dosed in the PROTECT Study, a global, randomized, multicenter, double-blind, parallel-arm, active-controlled pivotal Phase 3 clinical trial evaluating the safety and efficacy of sparsentan in 404 patients with IgAN.
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
Subsequent to the announcement of the interim results from the PROTECT Study, we conducted pre-NDA interactions with the FDA, during which we confirmed alignment with our plan to submit in the first quarter of 2022 an NDA for accelerated approval of sparsentan for IgAN.
In mid-2022, we and Vifor Pharma plan to submit a combined application for conditional marketing authorization ("CMA") of sparsentan for the treatment of FSGS and IgAN in Europe.
Pegtibatinase (TVT-058)
Pegtibatinase (TVT-058) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system issues. It is estimated that there are at least 3,500 people living with HCU in the United States with similar numbers in Europe. Pegtibatinase has been granted Rare Pediatric Disease and Fast Track designations by the FDA, as well as orphan drug designation in the United States and European Union. Pegtibatinase is currently being evaluated in the Phase 1/2 COMPOSE Study, a double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU.
In December 2021, we announced positive topline results from the Phase 1/2 COMPOSE Study. Pegtibatinase demonstrated dose-dependent reductions in total homocysteine (tHcy) during the 12 weeks of treatment, and in the highest dose cohort to date evaluating 1.5mg/kg of pegtibatinase twice weekly (BIW), treatment with pegtibatinase resulted in rapid and sustained reductions in total homocysteine (tHcy) through 12 weeks of treatment, including a 55.1% mean relative reduction in tHcy from baseline as well as maintenance of tHcy below a clinically meaningful threshold of 100 μmol. Additionally, in a dose-dependent manner in the study to date, methionine levels were substantially reduced and cystathionine levels were substantially elevated following treatment with pegtibatinase, suggesting that pegtibatinase acts in a manner similar to the native CBS enzyme. To date in the study, pegtibatinase has been generally well-tolerated, with no discontinuations due to treatment-related adverse events.
Based on these results, the Company is in the process of engaging with regulators to establish next steps for a pivotal development program to ultimately support potential approvals of pegtibatinase for the treatment of HCU. In parallel, the Company has initiated one additional cohort in the COMPOSE Study to inform and refine formulation work for future development and commercial purposes and to further evaluate the dose response curve for pegtibatinase.
We acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
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
In June 2019 we announced that the FDA approved 100 mg and 300 mg tablets of Thiola EC, an enteric-coated formulation of Thiola, to be used for the treatment of cystinuria. Thiola EC offers the potential for administration with or without food, and the ability to reduce the number of tablets necessary to manage cystinuria. Thiola EC became available to patients in July 2019.
In May 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) became available. While the impact to our business has been minimal to date, we are not able to estimate any future impact, including the impact of additional generic entrants, if any.
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
Financial Overview
Acquired IPR&D
We assess whether IPR&D assets acquired from others in an asset acquisition have alternative future use (in research and development projects or otherwise) at the acquisition date. If such assets have alternative future use, they are capitalized and recognized as an intangible asset. If such assets do not have alternative use, nor is there an alternative indication that the Company plans to pursue, the upfront consideration transferred, including any contingent consideration that is probable and reasonably estimable, is charged to expense at the acquisition date. We expensed the acquired IPR&D associated with the acquisition of Orphan Technologies, which included the developmental product candidate for the treatment of classical homocystinuria (HCU), pegtibatinase (TVT-058).
Research and Development Costs
Research and development costs include expenses related to sparsentan, discontinued programs fosmetpantotenate and CNSA-001, and our other pipeline programs, including the recently acquired pegitbatinase (TVT-058) program. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, non-cash share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery methods, and associated overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
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
The following table summarizes our research and development expenses during the years ended December 31, 2021, 2020 and 2019. The internal costs include personnel, facility costs, and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses primarily include third-party contract costs relating to clinical trial activities, nonclinical studies and manufacturing.

	For the Year Ended December 31,
			(in thousands)
	2021		2020		2019
External service provider costs:
Sparsentan	$103,350		$70,486		$48,533
Fosmetpantotenate (discontinued)	(124)	1	(2,295)	1	31,193
Censa (discontinued)	—		—		3,166
Pegtibatinase	27,823		1,962		—
Other product candidates	6		—		496
General	18,780		15,433		19,638
Total external service provider costs	149,835		85,586		103,026
Internal personnel costs	60,493		46,187		37,937
Total research and development	$210,328		$131,773		$140,963
1Credit received in 2021 and 2020.

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
Other Income/Expenses
Other income/expenses consists of interest income and expense, finance expense and miscellaneous other income/expenses.
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
As consideration for the license, we are required to make payments upon the achievement of certain milestones, totaling up to $114.1 million. Should we commercialize sparsentan or any products containing any of the licensed compounds, we will be obligated to pay Ligand an escalating annual royalty between 15% and 17% of net sales of all such products. Through 2021, we made milestone payments to Ligand of $7.2 million under the license agreement.
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
The License Agreement includes a sublicense to Vifor Pharma under our license agreement with Ligand Pharmaceuticals, Inc. (“Ligand”). We remain obligated to make payments to Ligand upon achievement of certain regulatory and sales milestones, as well as an escalating annual royalty between 15 percent and 17 percent of global net sales of licensed products.
See Note 4 to Consolidated Financial Statements for further discussion.
Results of Operations
Revenue
The following table provides information regarding revenue, including net product sales and license and collaboration revenue (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2021	2020	Change	2020	2019	Change
Tiopronin products	$115,122	$108,883	$6,239	$108,883	$95,638	$13,245
Bile acid products	95,654	89,438	6,216	89,438	79,700	9,738
Total net product sales	210,776	198,321	12,455	198,321	175,338	22,983
License and collaboration revenue	16,714	—	16,714	—	—	—
Total revenue	$227,490	$198,321	$29,169	$198,321	$175,338	$22,983
Net product sales for the years ended December 31, 2021, 2020 and 2019 were $210.8 million, $198.3 million and $175.3 million, respectively, and consisted of sales of Thiola ("Tiopronin products"), Chenodal and Cholbam ("Bile acid products").
The increase in net product sales for the year ended December 31, 2021 as compared to the same period in 2020, is due to increased patient counts for all products.
We use a direct-to-patient distributor. Under this distribution model, we record revenues when customers take control of the product (at delivery).
License and collaboration revenue for the year ended December 31, 2021 was $16.7 million. We had no license or collaboration revenue for the years ended December 31, 2020 and 2019. License and collaboration revenue recognized in 2021 was attributable to the license and collaboration agreement entered into with Vifor Pharma in September 2021. We recognized $12.0 million from the license based upon the allocation of the stand-alone selling price, and $4.7 million from the clinical development activities based upon the ratio of costs incurred to total estimated costs.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2021	2020	Change	2020	2019	Change
Cost of goods sold	$6,784	$6,126	$658	$6,126	$5,234	$892
Research and development	210,328	131,773	78,555	131,773	140,963	(9,190)
Selling, general and administrative	149,883	135,799	14,084	135,799	128,951	6,848
Change in fair value of contingent consideration	22,260	3,655	18,605	3,655	15,051	(11,396)
Impairment of L-UDCA IPR&D intangible asset	—	—	—	—	25,500	(25,500)
Write off of L-UDCA contingent consideration	—	—	—	—	(18,000)	18,000
Acquired IPR&D expense	—	97,131	(97,131)	97,131	—	97,131
Impairment of long-term investment	—	—	—	—	15,000	(15,000)
	$389,255	$374,484	$14,771	$374,484	$312,699	$61,785

2021 versus 2020 results
Operating expenses for the year ended December 31, 2021, were $389.3 million compared to $374.5 million for the year ended December 31, 2020, an increase of $14.8 million.
Cost of goods sold increased by $0.7 million due to increased sales.
Research and development costs increased by $78.6 million due to increases in clinical trial expenses, chemistry manufacturing and control costs, preclinical study expenses, and related expenses associated with the advancement of our programs in development, particularly sparsentan and pegtibatinase, which saw increases in external service provider costs of $32.9 million and $25.9 million, respectively. Internal personnel costs to support these programs also increased by $14.3 million.
Selling, general and administrative expenses increased by $14.1 million due to increased personnel expenses, including increased headcount as we prepare for commercialization of sparsentan and enhance support for other programs in development.
Fair value of contingent consideration increased by $18.6 million due to changes in discount factors, along with changes in revenue forecasts and timing of payments.
Acquired IPR&D of $97.1 million in 2020 was due to the November 2020 acquisition of Orphan Technologies Limited, which included the developmental rare metabolic disorder drug pegtibatinase.
Other Income/Expenses
The following table provides information regarding other income (expenses) (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2021	2020	Change	2020	2019	Change
Interest income	$1,993	$5,003	$(3,010)	$5,003	$10,055	$(5,052)
Interest expense	(20,141)	(19,050)	(1,091)	(19,050)	(18,828)	(222)
Other income (expense), net	231	1,420	(1,189)	1,420	(314)	1,734
	$(17,917)	$(12,627)	$(5,290)	$(12,627)	$(9,087)	$(3,540)
Other expense for the year ended December 31, 2021 was $17.9 million compared to other expense of $12.6 million for the year ended December 31, 2020, which represents a change of $5.3 million. The change was primarily attributable to a decrease in interest income earned on our available-for-sale marketable debt securities. The decrease in interest income earned was due to a decline in short-term interest rates.
Income Tax Benefit (Provision)
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
The change in tax provision of $0.4 million for fiscal 2021 as compared to a tax benefit of $19.4 million for fiscal 2020 was due to the income tax benefit related to the CARES Act NOL carryback that was recognized in 2020.
Inflation
Inflation generally affects us by increasing our salaries and fees paid to third-party contract service providers.

Liquidity and Capital Resources
We have financed our operations through a combination of borrowings, sales of our equity securities, and revenues generated from our commercialized products and license and collaboration agreements. Research and development activities have required significant capital investment and are expected to continue to require significant cash expenditure in the future, particularly as our pipeline of drug candidates and our employee headcount have expanded. In addition, we continue to evaluate potential opportunities to expand our pipeline and approved products through licenses and acquisitions of products in areas that we believe offer attractive growth characteristics, which may require considerable upfront capital to pursue as well as possible contingent payments upon the future achievement of certain milestones.
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
For the years ended December 31, 2021 and 2020, we had the following balances and financial performance (in thousands):

	December 31, 2021	December 31, 2020
Revenue	$227,490	$198,321
Net loss	(180,091)	(169,431)
Cash & cash equivalents	165,753	84,772
Marketable debt securities	387,129	276,817
Accumulated deficit	(765,966)	(585,875)
Stockholders' equity	302,112	211,213
Working capital	$458,739	$317,747
Working capital ratio	4.70	4.43
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
Equity Offerings
2021 Underwritten Public Offering of Common Stock
In February 2021, we sold an aggregate of 7.5 million shares of our common stock in an underwritten public offering, at a price to the public of $26.75 per share. The net proceeds to us from the offering, after deducting the underwriting discounts and offering expenses, were $189.3 million.
2020 Underwritten Public Offering of Common Stock
In June 2020, we sold an aggregate of 7.5 million shares of our common stock in an underwritten public offering, at a price to the public of $15.50 per share. The net proceeds to us from the offering, after deducting the underwriting discounts and offering expenses, were $108.7 million.
At-the-Market Equity Offering
In February 2020, we entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under our prior registration statement on Form S-3 (Registration Statement No. 333-227182). An additional $31.7 million were sold under our effective registration statement on Form S-3 (Registration Statement No. 333-259311).
In 2020, the Company sold 867,806 shares under the ATM Agreement, resulting in gross proceeds of $23.5 million. In 2021, the Company sold a combined 1,240,640 shares under the ATM Agreement, resulting in gross proceeds of $36.8 million. Through December 31, 2021, we have sold a total of 2,108,446 shares under the ATM Agreement, resulting in gross proceeds of $60.3 million. As of December 31, 2021, an aggregate amount of $39.7 million remained eligible for sale under the facility.
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
Operating Leases
Future Minimum Rental Commitments
We have future minimum rental commitments totaling $43.7 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
Contingent Cash Payments
Acquisition Agreement with Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. We acquired Orphan by purchasing all of its outstanding shares. In exchange for the shares, we made an upfront cash payment at closing of $90.0 million plus closing adjustments, net liabilities assumed, and transaction expenses of $1.2 million, $1.8 million, and $4.2 million, respectively. Under the Agreement, we also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted.
License Agreement Obligations
See discussion above under the heading "License Agreements".
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
Interest Expense
Total interest expense recognized for the years ended December 31, 2021, 2020 and 2019 was $20.1 million, $19.1 million, and $18.8 million, respectively.
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
Future cash requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies.

Cash Flows
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(14,792)	$(42,743)	$(58,214)
Net cash (used in) provided by investing activities	(137,623)	(61,327)	19,863
Net cash provided by (used in) financing activities	231,683	127,713	(2,077)
Effect of exchange rate changes on cash	1,713	(1,307)	(9)
Net increase (decrease) in cash & cash equivalents	80,981	22,336	(40,437)

Cash & cash equivalents, beginning of period	84,772	62,436	102,873
Cash & cash equivalents, end of period	$165,753	$84,772	$62,436
Management considers marketable debt securities to be available to fund current operations, and they are classified as available for sale and included within current assets in our Consolidated Balance Sheets. Therefore, cash and short-term investments available to fund operations is $552.9 million as of December 31, 2021.
Cash Flows from Operating Activities
Operating activities used $14.8 million of cash during the year ended December 31, 2021 compared to $42.7 million of cash used for the year ended December 31, 2020. The decrease in cash used was primarily attributable to the $55.0 million upfront payment received in connection with the license and collaboration agreement entered into with Vifor Pharma in September 2021, along with increased net product sales, offset by increased research and development expenses.
Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2021 was $137.6 million compared to cash used of $61.3 million for the year ended December 31, 2020. The increase in cash used was due to the increase in net purchases of marketable debt securities, offset by expenses arising from the acquisition of Orphan Technologies in 2020.
Cash Flows from Financing Activities
For the year ended December 31, 2021, cash provided by financing activities was $231.7 million compared to cash provided of $127.7 million for the year ended December 31, 2020. The increase in cash provided was due to the February 2021 issuance of stock through an underwritten public offering that provided $189.3 million and an At-The-Market public offering that provided $36.8 million.
Critical Accounting Policies and Estimates
Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States (“GAAP”) in the preparation of our Consolidated Financial Statements. We evaluate our estimates and judgments on an ongoing basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they require our most difficult, subjective or complex judgments in the preparation of our Consolidated financial statements. For further information, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements, which outlines our application of significant accounting policies.
Revenue Recognition
We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

We recognize revenues from product sales are recognized when the customer obtains control of the product, which occurs upon delivery to our customer. We receive payments from our product sales based on terms that generally are within 30 days of delivery of product to the patient.
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to its customers, health care providers, payors and other indirect customers relating to the sale of our products. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration to which we will be entitled. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). Calculating these provisions involves estimates and judgements. Where appropriate, these reserves take into consideration our historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the provisions, we will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. Our historical experience is that such adjustments have been immaterial.
Payments received under collaboration and licensing agreements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and royalties on the sale of products. At the inception of arrangements that include milestone payments, we use judgement to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of development milestones and any related constraint and adjusts the estimate of the overall transaction price, if necessary. We recognize aggregate sales-based milestones and royalty payments from product sales at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied. If it is probable that a significant revenue reversal will not occur, we estimate the sales-based milestone and royalty payments using the most likely amount method.
We utilize significant judgement to develop estimates of the stand-alone selling price for each distinct performance obligation based upon the relative stand-alone selling price. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. The stand-alone selling price for license-related performance obligations requires judgement in developing assumptions to project probability-weighted cash flows based upon estimates of forecasted revenues, clinical and regulatory timelines and discount rates. The stand-alone selling price for clinical development performance obligations is based on forecasted expected costs of satisfying a performance obligation plus an appropriate margin.
If the licenses to intellectual property are determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to benefit from the license. For licenses that are not distinct from other promises, we apply judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the related revenue recognition accordingly.
The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally as costs are incurred. We generally utilize the cost-to-cost method of progress because it best measures the transfer of control to the customer which occurs as we incur costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. We use judgment to estimate the total costs expected to complete the clinical development performance obligations, which include subcontractor costs, labor, materials, other direct costs and an allocation of indirect costs. We evaluate these cost estimates and the progress each reporting period and adjusts the measure of progress, if necessary.
Changes in assumptions where management utilizes significant judgement could have a material impact on the revenue we recognize.
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
Expenses related to clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. We currently have three Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials that are significant and changes in estimates and representations from service providers could have a material impact on expenses we recognize.

Stock-Based Compensation
We account for share-based compensation arrangements in accordance with ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. For restricted stock units, the value of the award is based on our stock price at the grant date. For performance-based restricted stock unit awards, the value of the award is based on our stock price at the grant date, with consideration given to the probability of the performance condition being achieved. We use historical data and other information to estimate the expected price volatility for stock option awards and the expected exercise activity for all awards. Expense is recognized over the vesting period for all awards and commences at the grant date for time-based awards and upon our determination that the achievement of such performance conditions is probable for performance-based awards. The valuation, including the assumptions, require significant judgment by management.
Contingent Consideration
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. On a quarterly basis, we revalue these obligations and record increases or decreases from their fair value as an adjustment to the Consolidated Statements of Operations and Comprehensive Loss. In estimating the fair value of our contingent consideration, we use a Monte Carlo Simulation. Changes to contingent consideration obligations can result from changes to discount rates, accretion of the liability due to the passage of time, changes in revenue forecasts and changes in our estimates of the likelihood or timing of achieving commercial revenue milestones. The determination of the contingent consideration liabilities requires significant judgments including the appropriateness of the valuation model and reasonableness of estimates and assumptions included in the forecasts of future net sales and the discount rates applied to such forecasts. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities.
Impairment of Intangible Assets subject to amortization
Intangible assets subject to amortization include certain license agreements and purchased technologies. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable and are also reviewed annually to determine whether any impairment is necessary.
Income Taxes
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
Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for discussion.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to changes in interest rates. As of December 31, 2021, we had cash equivalents and marketable debt securities of approximately $552.9 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our debt securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $1.7 million impact on our investments.

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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)), as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2021. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2021, which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Travere Therapeutics, Inc.
San Diego, California
Opinion on Internal Control over Financial Reporting
We have audited Travere Therapeutics, Inc. and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022, expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP
San Diego, California
February 24, 2022

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained under the captions "Election of Directors," "Information Regarding the Board of Directors and Corporate Governance," in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2021 (the "Proxy Statement"). Such information is incorporated herein by reference.
We have adopted a Code of Business Conduct that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (https://ir.travere.com/governance-documents). In addition, we intend to promptly disclose on our website in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item will be contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation Summary” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement. Such information is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement. Such information is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be contained under the caption “Transaction With Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement. Such information is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be contained under the caption “Principal Accountant Fees and Services” in the Proxy Statement. Such information is incorporated herein by reference.

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

2.3*
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

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2021).
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.6	Certificate of Amendment of Bylaws of the Company, effective June 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 10, 2021).
4.1	Reference is made to Exhibits to 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Description of Common Stock.
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
10.2†
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

10.4†
Amendment to Employment Agreement, entered into as of April 11, 2017 and modifies the Employment Agreement dated March 2, 2015, by and between the Company and Laura M. Clague (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2017).

10.5†
Employment Agreement, dated February 13, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and William Rote (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.6†
Employment Agreement, dated February 6, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and Elizabeth E. Reed (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.7†
Employment Agreement, dated October 1, 2019, by and between the Company and Peter Heerma (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2020).

10.8†
Employment Agreement, dated July 26, 2018, by and between the Company and Noah Rosenberg, M.D. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.9†
Transition Agreement, dated October 12, 2021, between the Company and Noah Rosenberg, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2021.

10.10†
Consulting Services Agreement dated January 1, 2022, between the Company and Noah Rosenberg, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 6, 2022).

10.11†
Retirement Agreement, dated January 4, 2019, by and between the Company and Stephen Aselage (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.12†	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2020).
10.13†	The Company's 2021 Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2021).
10.14†	The Company's 2022 Executive Officer Annual Bonus Plan.
10.15†	The Company's 2014 Incentive Compensation Plan as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
10.16†	The Company's 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2017).
10.17†
Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.18†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Inducement Grant Outside of 2015 Equity Incentive Plan(incorporated by reference to Exhibit 99.4 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.19†	The Company's 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Current report on Form 8-K, filed with the SEC on May 18, 2017).
10.20†	The Company's 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2021).
10.21†	Form of Stock Option Grant Notice, Option Agreement and Exercise Notice for use under the Company's 2018 Equity Incentive Plan, as amended.
10.22†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for use under the Company's 2018 Equity Incentive Plan, as amended.
10.23†
Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-232857), filed with the SEC on July 26, 2019).

10.24†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Inducement Grant Outside of 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-232857), filed with the SEC on July 26, 2019).

10.25+¥
Sublicense Agreement, dated February 16, 2012, by and among Ligand Pharmaceuticals Incorporated, a Delaware corporation, Pharmacopeia, Inc., a Delaware limited liability company, and the Company, a Delaware limited liability company.

10.26*	Amendment No. 3 to Sublicense Agreement dated as of February 27, 2015, between the Company and Ligand Pharmaceuticals Incorporated.
10.27*	Amendment No. 4 to Sublicense Agreement dated as of September 17, 2015, between the Company and Ligand Pharmaceuticals Incorporated.
10.28
Amendment No. 5 to Sublicense Agreement dated as of March 20, 2018, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018).

10.29
International Rights Purchase Agreement, dated as of March 26, 2014, by and between Manchester Pharmaceuticals LLC and Retrophin Therapeutics International, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2014).

10.30
Trademark License and Supply Agreement, dated May 29, 2014, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).

10.31
First Amendment to Trademark License and Supply Agreement, effective as of July 28, 2014, by and between Mission Pharmacal Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2014).

10.32
Addendum to Trademark License and Supply Agreement, dated October 19, 2015, by and between to Company and Mission Pharmacal (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2015).

10.33+
Third Amendment to Trademark License and Supply Agreement dated as of March 17, 2016, between the Company and Mission Pharmacal. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2016).

10.34+
Amendment One to the Third Amendment to Trademark License and Supply Agreement, dated September 12, 2016, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2016).

10.35+
Amendment Two to the Third Amendment to Trademark License and Supply Agreement, dated November 3, 2017, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2018).

10.36
Fourth Amendment to Trademark License and Supply Agreement dated as of November 28, 2018, between the Company and Mission Pharmacal (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.37+
Fifth Amendment to Trademark License and Supply Agreement dated as of September 30, 2020, between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020).

10.38¥*
Master Manufacturing Supply Agreement, dated September 30, 2020, between the Company and STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020).

10.39¥*
License and Collaboration Agreement, dated September 15, 2021, by and among Orphan Technologies and Vifor (International) Ltd., and, solely with respect to Article 15, the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on October 29, 2021).

10.40¥*	Commercial Supply Agreement, dated December 21, 2021, between the Company and Catalent Pharma Solutions, LLC.
10.41
Office Lease, effective April 12, 2019, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2019).

10.42*
First Amendment to Office Lease, dated November 7, 2019, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2020).

10.43
Third Amendment to Existing Office Lease and Second Amendment to Long Term Lease, dated May 29, 2020, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2020).

21.1	List of subsidiaries of the Company.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (see signature page hereto).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Taxonomy Extension Presentation Linkbase Document.
104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL.

+	We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
†	Indicates management contract or compensatory plan.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2022	Travere Therapeutics, Inc.

	By:	/s/ Eric M. Dube
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. Dube	Chief Executive Officer and Director (Principal Executive Officer)
Eric M. Dube		February 24, 2022

/s/ Laura Clague	Chief Financial Officer (Principal Financial Officer)
Laura Clague		February 24, 2022

/s/ Sandra Calvin	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
Sandra Calvin		February 24, 2022

/s/ Stephen Aselage	Director
Stephen Aselage		February 24, 2022

/s/ Roy D. Baynes	Director
Roy D. Baynes		February 24, 2022

/s/ Suzanne Bruhn	Director
Suzanne Bruhn		February 24, 2022

/s/ Timothy Coughlin	Director
Timothy Coughlin		February 24, 2022

/s/ Gary Lyons	Director
Gary Lyons		February 24, 2022

/s/ Jeffrey A. Meckler	Director
Jeffrey A. Meckler		February 24, 2022

/s/ John A. Orwin	Director
John A. Orwin		February 24, 2022

/s/ Sandra E. Poole	Director
Sandra E. Poole		February 24, 2022

/s/ Ron Squarer	Director
Ron Squarer		February 24, 2022

/s/ Ruth Williams-Brinkley	Director
Ruth Williams-Brinkley		February 24, 2022

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Travere Therapeutics, Inc.
San Diego, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Travere Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
We identified the determination of the fair value of business combination-related contingent consideration as a critical audit matter. The determination of the fair value of business combination-related contingent consideration requires management to make significant judgments including the appropriateness of the valuation model selected, the reasonableness of estimates and assumptions utilized in forecasts of future net sales and the discount rates applied to such forecasts. Changes in these judgments could have a significant impact on the fair value of the business combination-

related contingent consideration. Auditing these elements involved especially challenging auditor judgment due to the subjectivity, nature and extent of auditor effort required to address the matter, including the extent of specialized skills and knowledge needed.
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
License and Collaboration Agreement with Vifor
As discussed in Note 4 to the consolidated financial statements, in September 2021, the Company entered into a license and collaboration agreement with Vifor (International) Ltd. (“Vifor Pharma”). Under the terms of the agreement, the Company granted Vifor Pharma an exclusive license to commercialize sparsentan in Europe, Australia, and New Zealand. In exchange for the license, the Company received an upfront payment of $55.0 million during 2021 and is eligible to receive additional regulatory and market access related milestones and sales-based milestones and royalties.
We have identified the identification of performance obligations under the Vifor license and collaboration agreement as a critical audit matter. Determining the distinct performance obligations included in the agreement required management to make judgements with respect to the appropriate application of relevant authoritative accounting guidance. Auditing management’s judgments and the resulting impacts on the accounting and revenue recognition for the Vifor license and collaboration agreement required increased auditor effort.
The primary procedures we performed to address this critical audit matter included:
a.Assessing the key terms in the license and collaboration agreement under the relevant authoritative accounting guidance to evaluate management’s conclusion that the license and collaboration agreement contains two distinct performance obligations.
a.Utilizing professionals with increased experience and expertise in technical accounting for license and collaboration agreements to assist in evaluation of management’s conclusions with respect to the performance obligations identified.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2014.
San Diego, California
February 24, 2022

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$165,753	$84,772
Marketable debt securities, at fair value	387,129	276,817
Accounts receivable, net	15,914	15,925
Inventory, net	7,313	7,608
Tax receivable	247	17,142
Prepaid expenses and other current assets	6,471	8,143
Total current assets	582,827	410,407
Property and equipment, net	11,106	9,418
Operating lease right of use assets	23,196	25,675
Intangible assets, net	148,435	154,125
Other assets	11,069	7,814
Total assets	$776,633	$607,439
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,144	$12,133
Accrued expenses	75,180	56,793
Deferred revenue, current portion	16,268	—
Business combination-related contingent consideration	7,400	17,400
Operating lease liabilities, current portion	3,908	357
Other current liabilities	6,188	5,977
Total current liabilities	124,088	92,660
Convertible debt	226,581	215,339
Deferred revenue, less current portion	20,379	—
Business combination-related contingent consideration, less current portion	59,700	47,700
Operating lease liabilities, less current portion	31,497	28,336
Other non-current liabilities	12,276	12,191
Total liabilities	474,521	396,226
Commitments and Contingencies (See Note 11)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock $0.0001 par value; 200,000,000 and 100,000,000 shares authorized; 62,491,498 and 52,248,431 issued and outstanding as of December 31, 2021 and 2020, respectively	6	5
Additional paid-in capital	1,068,634	797,985
Accumulated deficit	(765,966)	(585,875)
Accumulated other comprehensive loss	(562)	(902)
Total stockholders' equity	302,112	211,213
Total liabilities and stockholders' equity	$776,633	$607,439
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net product sales	$210,776	$198,321	$175,338
License and collaboration revenue	16,714	—	—
Total revenue	227,490	198,321	175,338
Operating expenses:
Cost of goods sold	6,784	6,126	5,234
Research and development	210,328	131,773	140,963
Selling, general and administrative	149,883	135,799	128,951
Change in fair value of contingent consideration	22,260	3,655	15,051
Impairment of L-UDCA IPR&D intangible asset	—	—	25,500
Write off of L-UDCA contingent consideration	—	—	(18,000)
Acquired IPR&D expense	—	97,131	—
Impairment of long-term investment	—	—	15,000
Total operating expenses	389,255	374,484	312,699
Operating loss	(161,765)	(176,163)	(137,361)
Other Income (expense), net:
Interest income	1,993	5,003	10,055
Interest expense	(20,141)	(19,050)	(18,828)
Other income (expense), net	231	1,420	(314)
Total other expense, net	(17,917)	(12,627)	(9,087)
Loss before (provision) benefit for income taxes	(179,682)	(188,790)	(146,448)
Income tax (provision) benefit	(409)	19,359	21
Net loss	$(180,091)	$(169,431)	$(146,427)

Basic and diluted net loss per common share	$(3.01)	$(3.56)	$(3.46)
Basic and diluted weighted average common shares outstanding	59,832,287	47,539,631	42,339,961

Comprehensive loss:
Net loss	$(180,091)	$(169,431)	$(146,427)
Foreign currency translation gain (loss)	1,515	(1,452)	92
Unrealized (loss) gain on debt securities	(1,175)	(176)	2,163
Comprehensive loss	$(179,751)	$(171,059)	$(144,172)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2018	41,389,524	$4	$589,795	$(1,529)	$(270,017)	$318,253
Share based compensation	—	—	20,463	—	—	20,463
Unrealized gain/(loss) on marketable debt securities	—	—	—	2,163	—	2,163
Foreign currency translation adjustments	—	—	—	92	—	92
Issuance of common shares under the equity incentive plan and proceeds from exercise.	272,730	—	1,618	—	—	1,618
Employee stock purchase program stock purchase and expense	129,324	—	2,444	—	—	2,444
Convertible debt issue	1,297,343	—	22,590	—	—	22,590
Net loss	—	—	—	—	(146,427)	(146,427)
BALANCE - DECEMBER 31, 2019	43,088,921	$4	$636,910	$726	$(416,444)	$221,196
Share based compensation	—	—	22,733	—	—	22,733
Issuance of common stock under the equity incentive plan and proceeds from exercise	649,075	—	3,895	—	—	3,895
Equity offering, net of issuance costs of $7.2 million	7,475,000	1	108,691	—	—	108,692
Issuance of common stock under At-The-Market offering, net of offering costs	867,806	—	22,828			22,828
Unrealized gain/(loss) on marketable debt securities	—	—	—	(176)	—	(176)
Foreign currency translation adjustments	—	—	—	(1,452)	—	(1,452)
Employee stock purchase program stock purchase and expense	167,629	—	2,928	—	—	2,928
Net loss	—	—	—	—	(169,431)	(169,431)
BALANCE - DECEMBER 31, 2020	52,248,431	$5	$797,985	$(902)	$(585,875)	$211,213
Share based compensation	—	—	29,862	—	—	29,862
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,302,966	—	12,841	—	—	12,841
Equity offering, net of issuance costs of $12.2 million	7,532,500	1	189,278	—	—	189,279
Issuance of common stock under At-The-Market offering, net of offering costs	1,240,640	—	35,656	—	—	35,656
Unrealized gain/(loss) on marketable debt securities	—	—	—	(1,175)	—	(1,175)
Foreign currency translation adjustments	—	—	—	1,515	—	1,515
Employee stock purchase program stock purchase and expense	166,961	—	3,012	—	—	3,012
Net loss	—	—	—	—	(180,091)	(180,091)
BALANCE - DECEMBER 31, 2021	62,491,498	$6	$1,068,634	$(562)	$(765,966)	$302,112
The accompanying notes are an integral part of these consolidated financial statements

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(180,091)	$(169,431)	$(146,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	30,766	23,614	21,105
Depreciation and amortization	26,617	24,579	20,408
Change in estimated fair value of contingent consideration	22,260	3,655	(2,948)
Payments from change in fair value of contingent consideration	(14,375)	(12,407)	(5,661)
Amortization of debt discount and deferred financing costs	11,242	10,478	9,903
Loss on allowance for inventory	2,110	2,225	1,468
Amortization of premiums (discounts) on investments	2,008	703	(788)
Acquired IPR&D expense	—	97,131	—
Impairment of intangible assets	—	—	25,500
Loss on impairment of long-term investment	—	—	15,000
Other	4,692	2,752	1,602
Changes in operating assets and liabilities, net of asset acquisition:
Accounts receivable	(59)	2,301	(5,184)
Inventory	(1,815)	(5,067)	(1,958)
Prepaid expenses and other current assets	(1,438)	(4,314)	208
Tax receivable	17,099	(15,746)	555
Change in lease assets and liabilities, net	5,577	(1,203)	(4,854)
Accounts payable	2,770	(6,036)	9,255
Accrued expenses and other current liabilities	19,545	4,023	4,602
Deferred revenue, current and non-current	38,300	—	—
Net cash used in operating activities	(14,792)	(42,743)	(58,214)
Cash Flows from Investing Activities:
Purchase of fixed assets	(5,101)	(6,767)	(195)
Purchase of intangible assets	(19,050)	(17,799)	(15,370)
Proceeds from the sale/maturity of marketable debt securities	433,604	273,482	259,140
Purchase of marketable debt securities	(547,076)	(214,964)	(223,712)
Purchased IPR&D, net of cash acquired	—	(95,279)	—
Net cash (used in) provided by investing activities	(137,623)	(61,327)	19,863
Cash Flows from Financing Activities:
Payment of acquisition-related contingent consideration	(6,104)	(7,648)	(3,388)
Payment of guaranteed minimum royalty	(2,100)	(2,100)	(2,084)
Proceeds from exercise of stock options	12,841	3,895	1,618
Proceeds from the issuance of common stock in At-the-Market equity offering	35,656	22,828	—
Proceeds from the issuance of common stock, net of issuance costs	189,278	108,692	—
Proceeds from the issuance of common stock under the employee stock purchase program	2,112	2,046	1,777
Net cash provided by (used in) financing activities	231,683	127,713	(2,077)
Effect of exchange rate changes on cash	1,713	(1,307)	(9)
Net increase (decrease) in cash and cash equivalents	80,981	22,336	(40,437)
Cash and cash equivalents, beginning of year	84,772	62,436	102,873
Cash and cash equivalents, end of year	$165,753	$84,772	$62,436
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,327	$6,901	$7,669
Cash refunded (paid) for income taxes	$16,420	$3,373	$(656)
Non-cash Investing and financing activities:
Accrued royalty in excess of minimum payable to the sellers of Thiola	$19,362	$18,168	$15,815
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
The ongoing novel coronavirus (COVID-19) pandemic has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the twelve months ended December 31, 2021, these governmental actions and similar actions that may be enacted in the future, and the widespread economic disruption arising from the pandemic, have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.
Clinical Programs:
Sparsentan is a novel investigational product candidate and has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerois (FSGS) and immunoglobulin A nephropathy (IgAN) in the U.S. and Europe. Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in rare kidney diseases.
Pegtibatinase (TVT-058) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Pegtibatinase has been granted Rare Pediatric Disease and Fast Track designations by the FDA, as well as orphan drug designation in the United States and European Union. Pegtibatinase is currently being evaluated in the Phase 1/2 COMPOSE Study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. The Company acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. In January 2020, we randomized the first patients in our Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with cerebrotendinous xanthomatosis (CTX), and the study enrollment remains open. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States.
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
Use of Estimates
In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include revenue recognition, forecasting probability-weighted cash flows based upon estimates of forecasted revenues, clinical and regulatory timelines and discount rates, valuing equity securities in share-based payments, estimating expenses of contracted research organizations, estimating the useful lives of depreciable and amortizable assets, goodwill impairment, estimating the fair value of contingent consideration, estimating of valuation allowances and uncertain tax positions, and estimates associated with the assessment of impairment for long-lived assets.
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
If the licenses to intellectual property are determined to be distinct from the other performance obligations identified in the arrangement and have stand-alone functionality, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to benefit from the license. For licenses that are not distinct from other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.
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
Research and Development Costs
Research and development includes expenses related to sparsentan, pegtibatinase, and the Company's other pipeline programs. The Company expenses all research and development costs as they are incurred. The Company's research and development costs are comprised of salaries and bonuses, benefits, share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices, and associated overhead expenses and facilities costs. The Company charges direct internal and external program costs to the respective development programs. The Company also incurs indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
Clinical Trial Expenses
The Company records expenses in connection with clinical trials under contracts with contract research organizations (CROs) that support conducting and managing clinical trials. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up and initiation activities, enrollment and treatment of patients, or the completion of other clinical trial activities.
Expenses related to clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts we are obligated to pay under our clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts its accruals accordingly on a prospective basis. Revisions to the Company's contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.
The Company currently has three Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on the all the factors set forth above and may fluctuate significantly from quarter to quarter.
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

	Expiration Term	Vesting Term
Stock Options	10 years	3 to 4 years
Restricted Stock Units	----	1 to 4 years
Earnings (Loss) Per Share
The Company calculates basic earnings per share by dividing net income/(loss) by the weighted average number of shares outstanding during the period. The diluted earnings/(loss) per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, derivative warrant liability, convertible debt and RSUs, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings per share calculation.

Cash and Cash Equivalents
The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.
Concentration of Credit Risk
The Company maintains its cash and cash equivalents at insured financial institutions, the balances of which may, at times, exceed federally insured limits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.
The Company monitors its investments with counterparties with the objective of minimizing concentrations of credit risk. The Company's investment policy is to invest only in institutions that meet high credit quality standards and established limits on the amount and time to maturity of investments with any individual counterparty. The policy also requires that investments are only entered into with corporate and financial institutions that meet high quality standards.
Marketable Debt Securities
The Company accounts for marketable debt securities held as “available-for-sale” in accordance with ASC 320, “Investments - Debt Securities” (“ASC 320”). The Company classifies these investments as current assets and carries them at fair value. Unrealized gains and losses on marketable debt securities are recorded as a separate component of stockholders’ equity as accumulated other comprehensive loss, unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. Realized gains or losses on debt security transactions and declines in value that are determined to be the result of credit losses, if any, are reported in the Consolidated Statements of Operations and Comprehensive Loss. Marketable debt securities are maintained at one financial institution and are governed by the Company’s investment policy. See Note 6 for further discussion.
Trade Receivables, Net
Trade accounts receivable are recorded net of reserves for prompt pay discounts and expected credit losses. Estimates for allowances for credit losses are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for credit losses was zero at both December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, bad debt expense recorded in the Consolidated Statements of Operations and Comprehensive Loss was immaterial. The Company's evaluation and application of ASU No. 2016-13, Financial Instruments - Credit Losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.
Inventory, Related Reserves and Cost of Goods Sold
Inventory, which is recorded at the lower of cost or net realizable value, includes materials, labor, and other direct and indirect costs and is valued using the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process. The Company does not directly manufacture any product. The Company has single suppliers for products Chenodal and Thiola, and prospectively arranges for manufacture from contract service providers for its product Cholbam. The inventory reserve was $4.1 million and $3.6 million at December 31, 2021 and 2020, respectively.
Inventory, net of reserve, consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Raw material	$5,205	$3,219
Finished goods	2,108	4,389
Total inventory	$7,313	$7,608
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
The major classifications of property and equipment, including their respective expected useful lives, consist of the following:

Computers and equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of length of lease or life of the asset

Leases
The Company determines whether a contract is, or contains, a lease at inception. The Company classifies each of its leases as operating or financing considering factors such as the length of the lease term, the present value of the lease payments, the nature of the asset being leased, and the potential for ownership of the asset to transfer during the lease term. Leases with terms greater than one year are recognized on the Consolidated Balance Sheets as Right-of-use assets and Lease liabilities and are measured at the present value of the fixed payments due over the expected lease term minus the present value of any incentives, rebates or abatements expected to be received from the lessor. Options to extend a lease are typically excluded from the expected lease term as the exercise of the option is typically not reasonably certain. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment. The Company records expense to recognize fixed lease payments on a straight-line basis over the expected lease term. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred.
Intangible Assets, Net
The Company's intangible assets consist of licenses and purchased technology. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed periodically for impairment.
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
Intangible Assets with Cost Accumulation Model
In 2014, the Company entered into a license agreement with Mission Pharmacal in which the Company obtained the exclusive right to license the trademark of Thiola. The acquisition of the Thiola license qualified as an asset acquisition under the principles of ASC 805, Business Combinations ("ASC 805") in effect at the time of acquisition. The license agreement requires the Company to make royalty payments based on net sales of Thiola. The liability for royalties in excess of the annual contractual minimum is recognized in the period in which the royalties become probable and estimable, which is typically in the period corresponding with the respective sales. The Company records an offsetting increase to the cost basis of the asset under the cost accumulation model. The additional cost basis is subsequently amortized over the remaining life of the license agreement.
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for royalties in excess of the annual contractual minimum at December 31, 2021 as such royalties are not yet probable and estimable.
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

For the years ended December 31, 2021, 2020 and 2019 there were no impairments to goodwill.
Impairment of Long-Lived Assets
The Company's long-lived assets are primarily comprised of intangible assets, right-of-use assets, and property and equipment. The Company evaluates its finite-lived intangible assets, right-of-use assets, and property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the use and eventual disposition of the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
There were no impairments related to finite-lived intangible assets in the years ended December 31, 2021, 2020 and 2019.
Contingent Consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. On a quarterly basis, the Company revalues these obligations and record increases or decreases from their fair value as an adjustment to the consolidated statement of operations. Changes to contingent consideration obligations can result from changes to discount rates, accretion of the liability due to the passage of time, changes in revenue forecasts and changes in our estimates of the likelihood or timing of achieving commercial revenue milestones.
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
Transactions and balances
Foreign currency transactions in each entity comprising the Company are remeasured into the functional currency of the entity using the exchange rates prevailing at the respective transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within Other operating expense, net except for changes related to the liability related to the sale of future royalties which are recorded in Other non-operating (income) expense, net in the Consolidated Statements of Operations and Comprehensive Loss.
The results and financial position of the Company that have a functional currency different from the US dollar are translated as follows:
a.assets and liabilities presented are translated at the closing exchange rate as of December 31, 2021 and 2020;

b.income and expenses for the statements of operations and comprehensive loss are translated at average exchange rates that are relevant for the respective periods for which the income and expenses occurred; and
c.significant transactions use the exchange rate on the date of the transaction;
All resulting exchange differences arising from such translations are recognized directly in comprehensive income and presented as a separate component of equity.
Reclassifications
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation, including reclassifying operating lease right of use assets and operating lease liabilities from other assets and other liabilities, respectively on the Consolidated Balance Sheets. These reclassifications did not have an impact on total assets or total liabilities of the Consolidated Balance Sheets.
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
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity's own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU will require entities to use the "if-converted" method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The new standard will impact the Company's accounting for its Convertible Senior Notes Due 2025 (2025 Notes), discussed in Note 7, which are currently accounted for using the cash conversion model applied under ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20"). Under the new guidance, the Company intends to apply the modified retrospective method as the transition approach at adoption, which will result in adjustments to the January 1, 2022 opening balances of convertible debt, additional paid-in capital, and accumulated deficit. Additionally, from January 1, 2022, the Company will no longer incur non-cash interest expense for the amortization of debt discount resulting in lower interest expense for the 2025 Notes.
NOTE 3. REVENUE RECOGNITION
Product Sales, Net
Product sales consist of Bile Acid products (Chenodal and Cholbam) and Tiopronin products (Thiola and Thiola EC). The Company sells its products through direct-to-patient distributors worldwide, with the United States and Canada representing 98% and 2% of net product sales, respectively, based on the product shipment destination.
Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs upon delivery to the customer. The Company receives payments from its product sales based on terms that generally are within 30 days of delivery of product to the patient.
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to its customers, health care providers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. Our historical experience is that such adjustments have been immaterial.
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
Commercial Rebates: We calculate the rebates that we incur due to contracts with certain commercial payers and deduct these amounts from our gross product sales at the time the revenues are recognized. Allowances for commercial rebates are established based on actual payer information, which is reasonably estimated at the time of delivery. Rebate discounts are included in accrued expenses in the accompanying Consolidated Balance Sheets.
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
Co-pay Assistance: We offer a co-pay assistance program, which is intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an identification of claims and the cost per claim associated with product that has been recognized as revenue.
The following table summarizes net product sales for the twelve months ended December 31, 2021, 2020 and 2019 (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Tiopronin products	$115,122	$108,883	$95,638
Bile acid products	95,654	89,438	79,700
Total net product revenue	$210,776	$198,321	$175,338

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
The Company assessed the License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the Scope of ASC 808, Collaborative Arrangements ("ASC 808") of active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Both parties participate on joint steering and other committees overseeing the collaboration activities. Also, both parties are exposed to significant risks and rewards based on the economic outcomes of regulatory approvals and commercialization of sparsentan.
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
The Company concluded that Vifor Pharma represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct from the promise to provide clinical development services resulting in two performance obligations as the license has stand-alone functionality due to sparsentan being a later stage asset and the clinical development services are primarily related to achieving regulatory approval. As a result, the Company allocated $12.0 million of the transaction price, based on the performance obligations' relative standalone selling prices, to the license. The remaining $43.0 million of the transaction price was allocated to the clinical development activities and recorded as deferred revenue, which will be recognized over the development period based upon the ratio of costs incurred to date to the total estimated costs. The Company recognized a total of $16.7 million in license and collaboration revenue for the twelve months ended December 31, 2021, which consisted of $12.0 million from the license and $4.7 million from the clinical development activities, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of December 31, 2021 was $36.6 million. Of this amount, $16.3 million was classified as current as of December 31, 2021, based upon amount expected to be realized within the next year.
In February 2021, the Company entered into a limited co-promotion agreement with Albireo Pharma, Inc. ("Albireo"), whereby the Company's Cholbam dedicated sales representatives will dedicate a portion of their efforts to promoting Albireo's product, Bylvay (odevixibat), in the United States. The initial term of the arrangement is two years from the July 2021 launch of Bylvay, terminable at will by either party after one year following launch. For the year ended December 31, 2021, the Company recognized $1.8 million, offset against selling, general, and administrative expenses.
NOTE 5.    ACQUISITIONS
Acquisition of Orphan Technologies Limited
In November 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase (TVT-058). The Company acquired Orphan by purchasing all of the outstanding shares. In exchange for the shares, the Company made an upfront cash payment at closing of $90.0 million plus closing adjustments, net liabilities assumed, and transaction expenses of $1.2 million, $1.8 million, and $4.2 million, respectively. Under the Agreement, the Company has also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted.
The Company applied the principles of ASC 805 in determining the proper accounting treatment for the acquisition. Substantially all of the value of the assets acquired was concentrated within pegtibatinase, and as of the acquisition date, the Company did not anticipate any economic benefit to be derived from pegtibatinase other than the primary indication. Accordingly, the transaction was treated as an asset acquisition with amounts charged to expense for the acquired in-process research and development on the date of acquisition. The Company incurred $97.1 million in expenses related to the Orphan acquisition, which was recognized in 2020.
In accordance with ASC 450, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2021, no contingent cash payments have been accrued.

NOTE 6.    MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of December 31, 2021 and 2020 were comprised of available-for-sale corporate and government debt securities. These securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value that are determined to be the result of credit losses, if any, on available-for-sale securities are included in other income or expense. Unrealized losses that are determined to be credit-related are also recorded as an allowance against the amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
Marketable debt securities consist of the following (in thousands):

	As of December 31,
	2021	2020
Marketable debt securities:
Commercial paper	$127,379	$135,145
Corporate debt securities	233,319	98,646
Securities of government sponsored entities	26,431	43,026
Total marketable debt securities	$387,129	$276,817
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2021 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$127,435	$—	$(57)	$127,378
Corporate debt securities	Less than 1	113,001	—	(97)	112,904
Securities of government-sponsored entities	Less than 1	21,909	—	(5)	21,904
Total maturity less than 1 year		262,345	—	(159)	262,186
Corporate debt securities	1 to 2	120,705	—	(289)	120,416
Securities of government-sponsored entities	1 to 2	4,549	—	(22)	4,527
Total maturity 1 to 2 years		125,254	—	(311)	124,943
Total available-for-sale marketable debt securities		$387,599	$—	$(470)	$387,129

The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2020 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$135,161	$1	$(17)	$135,145
Corporate debt securities	Less than 1	92,906	723	—	93,629
Securities of government-sponsored entities	Less than 1	43,031	—	(5)	43,026
Total maturity less than 1 year		271,098	724	(22)	271,800
Corporate debt securities	1 to 2	5,013	4	—	5,017
Total maturity 1 to 2 years		5,013	4	—	5,017
Total available-for-sale marketable debt securities		$276,111	$728	$(22)	$276,817
During 2021, the Company had less than $0.1 million in realized gains on marketable debt securities. During 2020, the Company had $0.1 million in realized gains on marketable debt securities. The Company received proceeds from the sale or maturity of marketable debt securities of $433.6 million, $273.5 million and $259.1 million for 2021, 2020 and 2019, respectively.
The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
The Company reviews the available-for-sale marketable debt securities for declines in fair value below the cost basis each quarter. For any security whose fair value is below its amortized cost basis, the Company first evaluates whether it intends to sell the impaired security, or will otherwise be more likely than not required to sell the security before recovery. If either are true, the amortized cost basis of the security is written down to its fair value at the reporting date. If neither circumstance holds true, the Company assesses whether any portion of the unrealized loss is a result of a credit loss. Any amount deemed to be attributable to credit loss is recognized in the income statement, with the amount of the loss limited to the difference between fair value and amortized cost and recorded as an allowance for credit losses. The portion of the unrealized loss related to factors other than credit losses is recognized in other comprehensive income (loss).
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of December 31, 2021 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$122,380	$57	$—	$—	$122,380	$57
Corporate debt securities	231,879	386	—	—	231,879	386
Securities of government-sponsored entities	26,431	27	—	—	26,431	27
Total	$380,690	$470	$—	$—	$380,690	$470
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of December 31, 2020 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$112,148	$17	$—	$—	$112,148	$17
Securities of government-sponsored entities	43,026	5	—	—	43,026	5
Total	$155,174	$22	$—	$—	$155,174	$22
As of December 31, 2021 and December 31, 2020, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $381.2 million and $155.2 million, respectively.

As of December 31, 2021 and December 31, 2020, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. Liquidity issues that arose from economic circumstances surrounding the COVID-19 pandemic have eased and the credit ratings of the securities held remain of the highest quality. While certain securities in the portfolio may be downgraded momentarily, the Federal Reserve has allowed institutions to continue to issue debt where there is need, with the government itself purchasing such securities. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Uncertainty surrounding the COVID-19 pandemic, as well as other factors unknown to us at this time, may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.
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
The composition of the Company’s 2025 Notes are as follows (in thousands):

	December 31, 2021	December 31, 2020
2.50% convertible senior notes due 2025	$276,000	$276,000
Unamortized debt discount	(46,045)	(56,384)
Unamortized debt issuance costs	(3,374)	(4,277)
Total 2025 Notes, net of unamortized debt discount and debt issuance costs	$226,581	$215,339
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
As of December 31, 2021, the 2025 Notes had a market price of $1,089 per $1,000 principal amount, or $300.6 million. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025

Notes are converted, the Company would be required to repay the $276.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2025 Notes for redemption will constitute a “make whole fundamental change.”
The 2025 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to the Company’s unsecured indebtedness.
The 2025 Notes are currently classified on the Company’s consolidated balance sheet at December 31, 2021 as long-term convertible debt.
Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument is valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component was $198.6 million. The equity component of $77.4 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2025 Notes and was recorded in additional paid-in capital on the Consolidated Balance Sheets at the issuance date. That equity component is treated as a discount on the liability component of the 2025 Notes, which is amortized over the seven-year term of the 2025 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The Company allocated the total transaction costs of approximately $8.8 million related to the issuance of the 2025 Notes to the liability and equity components of the 2025 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2025 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.
The effective interest rate on the liability components of the 2025 Notes for the years ended December 31, 2021, 2020 and 2019 was 7.7%. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Contractual interest expense	$6,900	$6,900	$6,900
Amortization of debt discount	10,339	9,578	8,874
Amortization of debt issuance costs	903	900	896
Total interest expense for the 2025 Notes	$18,142	$17,378	$16,670
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
Interest Expense
Total interest expense recognized for the years ended December 31, 2021, 2020 and 2019 was $20.1 million, $19.1 million and $18.8 million, respectively.
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
Discount rates used to determine the fair value at December 31, 2021 and 2020 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
December 31, 2021	6.25%	7.25%	6.48%
December 31, 2020	6.50%	8.50%	7.45%
Based on the fair value hierarchy, the Company classified the fair value of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of December 31, 2021, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $300.6 million, which was estimated utilizing market quotations, and are considered Level 2.
The following table presents the Company’s asset and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2021 (in thousands):

	As of December 31, 2021	Fair Value Hierarchy at December 31, 2021
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Cash and Cash Equivalents	$165,753	$165,753	$—	$—
Marketable debt securities, available-for-sale	387,129	—	387,129	—
Total	$552,882	$165,753	$387,129	$—
Liabilities:
Business combination-related contingent consideration	$67,100	$—	$—	$67,100
Total	$67,100	$—	$—	$67,100
The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2020 (in thousands):

	As of December 31, 2020	Fair Value Hierarchy at December 31, 2020
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset:
Cash and Cash Equivalents	$84,772	$84,772	$—	$—
Marketable debt securities, available-for-sale	276,817	—	276,817	—
Total	$361,589	$84,772	$276,817	$—
Liabilities:
Business combination-related contingent consideration	$65,100	$—	$—	$65,100
Total	$65,100	$—	$—	$65,100

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the years ended December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
	2021	2020
Balance at January 1,	$65,100	$70,900
Changes in the fair value of contingent consideration	22,260	3,655
Contractual payments	(17,444)	(7,003)
Contractual payments included in accrued liabilities at December 31	(2,700)	(2,488)
Foreign currency impact	(116)	36
Balance at December 31,	$67,100	$65,100
NOTE 9.    INTANGIBLE ASSETS
Ligand License Agreement
In 2013, the Company entered into a $2.5 million agreement with Ligand for a worldwide sublicense to develop, manufacture and commercialize a drug technology compound including sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Consolidated Balance Sheets in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through 2021, we have made milestone payments to Ligand of $7.2 million under the terms of the Ligand License Agreement. Should we commercialize sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.
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
The present value of guaranteed minimum royalties payable using a discount rate of ranging from approximately 7% to 11% based on the Company’s then borrowing rate is $12.3 million and $13.4 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $10.2 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheet. As of December 31, 2020, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $11.3 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheet. The Company has capitalized $123.3 million related to the Thiola intangible asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payments through 2021 in excess of minimum royalties. In 2021 the Company added $19.4 million to the intangible asset related to the royalties in excess of the minimum. Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for royalties in excess of the annual contractual minimum at December 31, 2021, as such royalties are not yet probable and estimable.
There are 7.4 years remaining in the term of the license agreement.
Cholbam Asset Purchase
On March 31, 2015, the Company completed its acquisition from Asklepion of all worldwide rights, titles and ownership of Cholbam, including all related contracts, data assets, intellectual property, regulatory assets and the PRV. The Company capitalized $75.9 million and $7.3 million for the U.S. and international economic interest, respectively.
Amortizable intangible assets as of December 31, 2021 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Thiola License	15	$123,316	$(37,992)	$85,324
Chenodal Product Rights	16	67,849	(32,938)	34,911
Economic Interest - U.S. revenue Cholbam	10	75,900	(51,258)	24,642
Ligand License	11	7,900	(5,875)	2,025
Economic Interest - International revenue Cholbam	10	7,982	(7,483)	499
Manchester Customer Relationships	10	403	(313)	90
Internal use software	5	207	(199)	8
Total		$283,557	$(136,058)	$147,499
Amortizable intangible assets as of December 31, 2020 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Thiola License	15	$103,992	$(28,117)	$75,875
Chenodal Product Rights	16	67,849	(28,700)	39,149
Economic Interest - U.S. revenue Cholbam	10	75,900	(43,675)	32,225
Ligand License	11	7,900	(4,717)	3,183
Economic Interest - International revenue Cholbam	10	8,250	(5,673)	2,577
Manchester Customer Relationships	10	403	(273)	130
Internal use software	5	207	(157)	50
Manchester trade name	1	175	(175)	—
Total		$264,676	$(111,487)	$153,189
The following table summarizes amortization expense for the twelve months ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Research and development	$1,158	$1,162	$1,158
Selling, general and administrative	23,788	21,275	18,549
Total amortization expense	$24,946	$22,437	$19,707

As of December 31, 2021, amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2022	$25,040
2023	24,241
2024	23,408
2025	17,621
2026	15,751
Thereafter	41,438
Total	$147,499
Goodwill
As of December 31, 2021 and 2020, the Company had goodwill of $0.9 million.
NOTE 10.    ACCRUED EXPENSES
Accrued expenses consist of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Research and development	$26,841	$10,166
Compensation related costs	25,998	17,912
Accrued royalties and contingent consideration	8,402	7,857
Government rebates payable	7,493	10,707
Miscellaneous accrued	3,302	6,207
Selling, general and administrative	3,144	3,944
Total accrued expenses	$75,180	$56,793
NOTE 11.    COMMITMENTS AND CONTINGENCIES
Contingencies
In October 2021, our Kolbam distributor in France notified us that the French authorities are asking for reimbursement for a portion of Kolbam sales in France during the periods from 2015-2020. During this period, the Company had aggregate revenues from sales of Kolbam in France of approximately $8.0 million. At this time, the Company is not able to estimate the potential liability that may be incurred, if any.
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
NOTE 12.    STOCKHOLDERS’ EQUITY
Common Stock
The Company is currently authorized to issue up to 200,000,000 shares of $0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.
Preferred Stock
The Company is currently authorized to issue up to 20,000,000 shares of $0.0001 par value preferred stock, of which 1,000 shares are designated Class "A" Preferred shares. Class A Preferred Shares are not entitled to interest, have certain liquidation preferences, special voting rights and other provisions. No preferred stock has been issued to date.

2015 Equity Incentive Plan
On June 8, 2015, the Company's stockholders approved the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan is intended as the successor to and continuation of the Company’s 2014 Incentive Compensation Plan. Stockholders approved 1.4 million new shares to be issued under the 2015 Plan, in addition to 0.6 million unallocated shares remaining available for issuance under the 2014 Incentive Compensation Plan that were added to the 2015 Plan. Options issued under the 2015 Plan will generally expire ten years from the date of grant and vest over a three-year or four-year period.
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
On May 14, 2021, the Company’s stockholders approved an amendment to the 2018 Plan that increased the number of authorized shares issuable under the 2018 Plan by 3.2 million shares.
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
As of December 31, 2021, there were approximately 1,580,000 shares authorized and 989,052 shares reserved for future issuance under the 2017 ESPP.
Stock Options
The fair values of stock option grants during the years ended December 31, 2021, 2020 and 2019 were calculated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the year ended December 31, 2021, 1,850,407 stock options were granted by the Company. The following weighted average assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the specified reporting periods:

	Twelve Months Ended December 31,
	2021	2020	2019
Risk free rate	0.6%	1.5%	2.3%
Expected volatility	59%	64%	68%
Expected life (in years)	6.4	6.3	6.2
Expected dividend yield	—	—	—
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
The following table summarizes our stock option activity and related information for the year ended December 31, 2021:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	8,242,996	$18.97	6.43	$71,641
Granted	1,850,407	25.32	—	—
Forfeited and expired	(427,289)	24.37	—	—
Exercised	(779,830)	16.47	—	7,538
Outstanding at December 31, 2021	8,886,284	$20.26	6.27	$96,577
The following table summarizes our stock options exercisable at December 31, 2021, 2020 and 2019:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
2019	4,936,995	$18.93	5.62	$4,490
2020	5,488,207	$19.37	5.36	$46,626
2021	6,011,349	$19.34	5.16	$71,063
The weighted average grant date fair value of options granted was $14.00, $9.54, and $12.11 during the years ended December 31, 2021, 2020 and 2019, respectively. The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock of $31.04, $27.25 and $14.20 as of December 31, 2021, 2020 and 2019, respectively. Unrecognized compensation cost associated with unvested stock options amounts to $30.0 million as of December 31, 2021, which will be expensed over a weighted average remaining vesting period of 2.5 years.
Restricted Stock Units
As of December 31, 2021, there was approximately $23.2 million of unrecognized compensation cost related to restricted stock units ("RSUs") granted. This amount is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes our restricted stock unit activity for the year ended December 31, 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2020	1,109,942	$17.84
Granted	911,523	25.06
Vested	(408,136)	18.08
Forfeited/cancelled	(139,380)	21.62
Unvested December 31, 2021	1,473,949	$21.88

Performance-based Stock Units
PSUs are subject to vest only if certain specified criteria are achieved. As of December 31, 2021, there was less than $0.1 million of unrecognized compensation cost related to performance-based stock units ("PSUs") granted. This amount is expected to be recognized over a weighted average period of 0.5 years.
The following table summarizes our performance-based stock unit activity for the year ended December 31, 2021:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2020	167,500	$16.48
Granted	—	—
Vested	(115,000)	15.46
Forfeited/cancelled	—	—
Unvested December 31, 2021	52,500	$18.73
Share Based Compensation
Total non-cash stock-based compensation expense consisted of the following for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Selling, general and administrative expenses	$18,134	$14,247	$14,195
Research and development expenses	12,632	9,367	6,910
Total	$30,766	$23,614	$21,105
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
 Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	For the year ended December 31,
	2021			2020			2019
	Shares	Net loss	EPS	Shares	Net loss	EPS	Shares	Net loss	EPS
Basic and diluted loss per share	59,832,287	$(180,091)	$(3.01)	47,539,631	$(169,431)	$(3.56)	42,339,961	$(146,427)	$(3.46)
For the years ended December 31, 2021, 2020 and 2019, the following shares were excluded because they were anti-dilutive:

	For the year ended December 31,
	2021	2020	2019
Convertible debt	7,113,402	7,113,402	7,632,414
Restricted stock	1,569,470	1,368,096	599,298
Options	9,214,188	8,349,310	7,644,251
Total anti-dilutive shares	17,897,060	16,830,808	15,875,963

NOTE 14.    INCOME TAXES
For financial reporting purposes, net loss before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(124,132)	$(65,881)	$(129,452)
Foreign*	(55,550)	(122,909)	(16,996)
Total	$(179,682)	$(188,790)	$(146,448)
*Foreign losses in 2020 include charges relate to IPR&D. See Note 5 for further discussion.
The components of the provision (benefit) for income taxes, in the Consolidated Statements of Operations are as follows (in thousands):

	2021	2020	2019
Current
Federal	$—	$(19,436)	$(319)
State	412	74	298
Foreign	(3)	3	—
	409	(19,359)	(21)
Deferred
Federal	—	—	—
State	—	—	—
	—	—	—
Total tax provision (benefit)	$409	$(19,359)	$(21)
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate expressed as a percentage of loss before income taxes:

	2021	2020	2019
Statutory rate - federal	(21.00)%	(21.00)%	(21.00)%
State taxes, net of federal benefit	(2.71)%	(1.57)%	(4.35)%
Foreign rate differential	3.28%	6.65%	—%
IPR&D	—%	6.50%	—%
Federal IRS Audit settlement	—%	1.62%	—%
Nondeductible executive compensation	0.48%	—%	—%
Excess tax benefits associated with share-based awards	0.19%	—%	—%
Other permanent differences	0.15%	0.09%	0.24%
Tax credits	(10.87)%	(4.49)%	(15.17)%
Return to provision adjustments and other true-ups	2.42%	4.88%	0.44%
CARES Act-Net operating loss carryback	—%	(9.58)%	—%
Other	0.20%	(0.10)%	2.32%
Change in valuation allowance	28.09%	6.75%	37.50%
Income tax provision (benefit)	0.23%	(10.25)%	(0.02)%
The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred Tax Assets:
Net operating loss	$38,618	$19,114
Research and development and other tax credits	69,213	46,294
Contingent consideration	16,726	16,311
Other accrued expenses	8,678	7,489
Stock based compensation	18,003	21,886
Charitable contributions	3,427	2,575
Intangible assets greater than book	48,801	45,520
Interest expense limitation	2,802	1,659
Operating lease liabilities	8,825	7,314
Tax basis depreciation greater than book depreciation	13	76
	215,106	168,238
Deferred Tax Liabilities:
Operating lease right of use assets	(5,782)	(6,544)
Convertible debt	(11,020)	(13,868)
	(16,802)	(20,412)

Net deferred tax assets before valuation allowance	198,304	147,826
Valuation allowance	(198,304)	(147,826)
Total deferred tax assets	$—	$—
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
The Company has recorded a valuation allowance of $198.3 million as of December 31, 2021 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $50.5 million and $63.1 million for the years ended December 31, 2021 and 2020, respectively.
At December 31, 2021, the Company had available unused U.S. federal and state net operating loss (“NOL”) carryforwards of $85.8 million and $151.2 million, respectively, all of which are fully offset by a valuation allowance. Additionally, the Company had an interest expense limitation carryforward of $12.6 million that is fully offset by a valuation allowance. The federal NOL and interest expense limitation carryforward have an indefinite life. The state NOL carryforwards will begin to expire in 2022. In addition, at December 31, 2021, the Company had federal orphan drug tax credit carryforwards of $61.7 million that begin to expire in 2035 unless utilized, federal research and development tax credit carryforwards of $5.4 million that begin to expire in 2033 unless utilized, state research and development tax credit carryforwards of $10.1 million that begin to expire in 2030 unless utilized, and California Competes tax credit carryforwards of $2.0 million that begin to expire in 2022. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited upon a cumulative change in ownership of more than 50% within a three-year period.
At December 31, 2021, the Company had Irish NOL carryforwards of $15.9 million which are fully offset by a valuation allowance and have an indefinite life. The Company also had Swiss NOL carryforwards of $77.3 million which are fully offset by a valuation allowance and begin to expire in 2023 as well as Federal Act on Tax Reform and AHV Financing (“TRAF”) cantonal tax benefits of $526.2 million which expire in 2029.
The Company accounts for uncertain tax benefits in accordance with the provisions of ASC 740-10 of the Accounting for Uncertainty in Income Taxes. As of December 31, 2021, the Company had $7.8 million in unrecognized tax benefits of which $7.5 million related to orphan drug and research and development tax credits which was recorded as a reduction to the deferred tax assets with a corresponding reduction in the Company’s valuation allowance of $7.5 million. To the extent unrecognized tax benefits are recognized at a time when a valuation allowance does not exist, the recognition of the $7.5 million tax benefit would reduce the effective tax rate.
The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2021 will change materially within the following 12 months.
A reconciliation of the Company's unrecognized tax benefits for the years 2021 and 2020 is provided in the following table (in thousands):

	2021	2020
Balance as of January 1:	$5,193	$235
Increase in current period positions	2,255	1,187
Decrease in prior period positions	—	(235)
Increase in prior period positions	377	4,006
Balance as of December 31:	$7,825	$5,193
The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions, the Company’s income tax returns are open to examination by federal authorities for the years ended December 31, 2018, and forward, and for state and foreign tax authorities, for the years ended December 31, 2017, and forward.
The Company recognizes interest and penalties as a component of income tax expense. Interest and penalties for the year ended December 31, 2021 were less than $0.1 million. The Company did not recognize any interest or penalties for the years ended December 31, 2020 and 2019.
NOTE 15.    EQUITY OFFERINGS
Underwritten Public Offerings of Common Stock
In February 2021, we sold an aggregate of 7.5 million shares of our common stock in an underwritten public offering, at a price to the public of $26.75 per share. The net proceeds to us from the offering, after deducting the underwriting discounts and offering expenses, were $189.3 million.
In June 2020, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price to the public of $15.50 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were $108.7 million.
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under our prior registration statement on Form S-3 (Registration Statement No. 333-227182). An additional $31.7 million were sold under our effective registration statement on Form S-3 (Registration Statement No. 333-259311).
In 2020, the Company sold 867,806 shares under the ATM Agreement, resulting in gross proceeds of $23.5 million. In 2021, the Company sold a combined 1,240,640 shares under the ATM Agreement, resulting in gross proceeds of $36.8 million. Through December 31, 2021, the Company has sold a total of 2,108,446 shares under the ATM Agreement, resulting in gross proceeds of $60.3 million. As of December 31, 2021, an aggregate amount of $39.7 million remained eligible for sale under the facility.
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
NOTE 16.    RETIREMENT PLAN
The Company has a 401(k) defined contribution savings plan for the benefit of all eligible employees. Employer matching contributions were $1.3 million, $1.2 million, and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 17. PROPERTY AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computers and equipment	$1,950	$595
Furniture and fixtures	2,783	1,791
Leasehold improvements	8,790	4,630
Construction-in-progress	631	6,339
	14,154	13,355
Less: Accumulated depreciation	(3,048)	(3,937)
Total property and equipment, net	$11,106	$9,418
The construction-in-process balance consists of costs related to the Company’s leasehold improvements at its facilities in San Diego, California.
Non-cash investing activities for the years ending December 31, 2021 and 2020 included accrued capital expenditures of $0.1 million and $1.9 million, respectively. There were no accrued capital expenditures for the year ending December 31, 2019.
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $2.1 million and $0.7 million, respectively.
NOTE 18. LEASES
As of December 31, 2021, the Company had one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with our ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to our borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
Following is a schedule of the future minimum rental commitments for our operating leases reconciled to the lease liability and ROU asset as of December 31, 2021 (in thousands):

December 31, 2021
2022	$6,020
2023	6,200
2024	6,386
2025	6,578
2026	6,775
Thereafter	11,760
Total undiscounted future minimum payments	43,719
Present value discount	(8,314)
Total operating lease liability	35,405
Unamortized lease incentives	(6,559)
Cash payments in excess of straight-line lease expense	(5,650)
Total ROU asset	$23,196
For the twelve months ended December 31, 2021, 2020 and 2019 the Company recorded $4.9 million, $2.0 million, and $2.4 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

Supplemental cash flow information related to leases is as follows (in thousands):

	2021	2020	2019
Operating cash flows used for operating leases	$2,205	$2,537	$2,639

NOTE 19. SUBSEQUENT EVENTS
At-the-Market Equity Offering
From January 1, 2022 through February 22, 2022, the Company sold 701,600 shares of its common stock under the ATM Agreement, resulting in gross proceeds of $20.1 million. After giving effect to such sales as of February 22, 2022, an aggregate amount of $19.6 million remained eligible for sale under the facility.