Form 10-Q
period 2022-03-31
Travere Therapeutics, Inc.
filed 2022-05-05
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of May 3, 2022 was 63,514,152.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2022

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in this Quarterly Report on Form 10-Q. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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
•The 2022 H1 eGFR Data Cut from the DUPLEX Study may not support accelerated approval submissions in the U.S. and/or Europe.
•Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.
•An extended delay in the rate of enrollment or data collection in our ongoing Phase 1/2 Study of pegtibatinase (TVT-058), as a result of the COVID-19 pandemic or otherwise, may delay our timelines for analyzing future data from the study.
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
•We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
•If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our operations such as clinical trials; harm to our reputation; loss of revenue or profits; and loss of sales and other adverse consequences.
•Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.
•Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
•Our indebtedness could adversely affect our financial condition.
•We may be unable to raise the funds necessary to repurchase the 2025 Notes and 2029 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2025 Notes and 2029 Notes or pay cash upon their conversion.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$256,572	$165,753
Marketable debt securities, at fair value	346,818	387,129
Accounts receivable, net	14,675	15,914
Inventory, net	6,521	7,313
Prepaid expenses and other current assets	6,507	6,718
Total current assets	631,093	582,827
Property and equipment, net	10,602	11,106
Operating lease right of use assets	22,557	23,196
Intangible assets, net	153,321	148,435
Other assets	10,832	11,069
Total assets	$828,405	$776,633
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,434	$15,144
Accrued expenses	69,240	75,180
Deferred revenue, current portion	14,229	16,268
Business combination-related contingent consideration	7,500	7,400
Operating lease liabilities, current portion	4,014	3,908
Other current liabilities	6,056	6,188
Total current liabilities	119,473	124,088
Convertible debt	374,333	226,581
Deferred revenue, less current portion	19,669	20,379
Business combination-related contingent consideration, less current portion	66,000	59,700
Operating lease liabilities, less current portion	30,439	31,497
Other non-current liabilities	10,350	12,276
Total liabilities	620,264	474,521
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 63,510,277 and 62,491,498 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	1,021,542	1,068,634
Accumulated deficit	(811,712)	(765,966)
Accumulated other comprehensive loss	(1,695)	(562)
Total stockholders' equity	208,141	302,112
Total liabilities and stockholders' equity	$828,405	$776,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net product sales	$46,443	$47,407
License and collaboration revenue	2,044	—
Total revenue	48,487	47,407
Operating expenses:
Cost of goods sold	2,138	1,645
Research and development	56,611	47,946
Selling, general and administrative	46,788	36,778
Change in fair value of contingent consideration	9,080	8,587
Total operating expenses	114,617	94,956
Operating loss	(66,130)	(47,549)
Other income (expenses), net:
Interest income	278	409
Interest expense	(2,515)	(5,321)
Loss on early extinguishment of debt	(7,578)	—
Other income (expense), net	26	(1,093)
Total other expense, net	(9,789)	(6,005)
Loss before income tax provision	(75,919)	(53,554)
Income tax provision	(52)	(313)
Net loss	$(75,971)	$(53,867)

Basic and diluted net loss per common share	$(1.20)	$(0.96)
Basic and diluted weighted average common shares outstanding	63,132,841	56,268,508
Comprehensive loss:
Net loss	$(75,971)	$(53,867)
Foreign currency translation gain	71	1,103
Unrealized loss on marketable debt securities	(1,204)	(463)
Comprehensive loss	$(77,104)	$(53,227)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(75,971)	$(53,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	8,186	7,908
Depreciation and amortization	7,092	6,074
Change in estimated fair value of contingent consideration	9,080	8,587
Payments from change in fair value of contingent consideration	(2,075)	(1,825)
Amortization of debt discount and issuance costs	338	2,737
Loss on allowance for inventory	949	487
Amortization of premiums (discounts) on investments	673	177
Loss on early extinguishment of debt	7,578	—
Other	152	1,602
Changes in operating assets and liabilities:
Accounts receivable	1,241	2,851
Prepaid expenses and other current and non-current assets	648	(488)
Change in lease assets and liabilities, net	(246)	3,766
Accounts payable	(4,606)	5,043
Accrued expenses	(4,413)	(9,486)
Deferred revenue, current and non-current	(2,146)	—
Other current and non-current liabilities	(1,800)	(40)
Net cash used in operating activities	(55,320)	(26,474)
Cash Flows From Investing Activities:
Purchase of fixed assets	(131)	(4,495)
Purchase of intangible assets	(5,136)	(4,775)
Proceeds from the sale/maturity of marketable debt securities	64,715	152,399
Purchase of marketable debt securities	(26,283)	(248,835)
Net cash provided by (used in) investing activities	33,165	(105,706)
Cash Flows From Financing Activities:
Payment of acquisition-related contingent consideration	(667)	(732)
Payment of guaranteed minimum royalty	(525)	(525)
Proceeds from exercise of stock options	122	2,755
Proceeds from the issuance of common stock in At-the-Market equity offering, net of issuance costs	19,545	4,878
Proceeds from the issuance of common stock, net of issuance costs	—	189,377
Proceeds from issuances of 2029 convertible senior notes	316,250	—
Payment of debt issuance costs	(9,488)	—
Repurchase of 2025 convertible senior notes including premium	(211,324)	—
Net cash provided by financing activities	113,913	195,753
Effect of exchange rate changes on cash	(939)	(113)
Net increase in cash and cash equivalents	90,819	63,460
Cash and cash equivalents, beginning of year	165,753	84,772
Cash and cash equivalents, end of period	$256,572	$148,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2022						Three Months Ended March 31, 2021
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	62,491,498	$6	$1,068,634	$(562)	$(765,966)	$302,112	52,248,431	$5	$797,985	$(902)	$(585,875)	$211,213
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(74,945)	—	30,225	(44,720)	—	—	—	—	—	—
Share based compensation	—	—	7,935	—	—	7,935	—	—	7,479	—	—	7,479
Issuance of common stock under the equity incentive plan and proceeds from exercise	317,179	—	122	—	—	122	470,613	—	2,755	—	—	2,755
Equity offering, net of issuance costs of $12.2 million	—	—	—	—	—	—	7,532,500	1	189,376	—	—	189,377
Issuance of common stock under At-The-Market offering, net of issuance costs of $0.6 million and $0.2 million	701,600	—	19,545	—	—	19,545	184,186	—	4,878	—	—	4,878
Unrealized loss on marketable debt securities	—	—	—	(1,204)	—	(1,204)	—	—	—	(463)	—	(463)
Foreign currency translation adjustments	—	—	—	71	—	71	—	—	—	1,103	—	1,103
Employee stock purchase program purchase and expense	—	—	251	—	—	251	—	—	214	—	—	214
Net loss	—	—	—	—	(75,971)	(75,971)	—	—	—	—	(53,867)	(53,867)
Balance - March 31	63,510,277	$6	$1,021,542	$(1,695)	$(811,712)	$208,141	60,435,730	$6	$1,002,687	$(262)	$(639,742)	$362,689

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
The ongoing novel coronavirus (COVID-19) pandemic has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three months ended March 31, 2022, these governmental actions and similar actions that may be enacted in the future, and the widespread economic disruption arising from the pandemic, have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.
Clinical Programs:
Sparsentan is a novel investigational product candidate and has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerois (FSGS) and immunoglobulin A nephropathy (IgAN) in the U.S. and Europe. Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in rare kidney diseases.
Pegtibatinase (TVT-058) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Pegtibatinase has been granted Rare Pediatric Disease and Fast Track designations by the U.S. Food and Drug Administration ("FDA"), as well as orphan drug designation in the United States and European Union. Pegtibatinase is currently being evaluated in the Phase 1/2 COMPOSE Study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. The Company acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
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

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2021 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at March 31, 2022 as such royalties are not yet probable and estimable.
Variable Interest Entity
The Company reviews each investment and collaboration agreement to determine if it has a variable interest in the entity. In assessing whether the Company has a variable interest in the entity as a whole, the Company considers and makes judgements regarding the purpose and design of the entity, the value of the licensed assets to the entity, the value of the entity’s total assets and the significant activities of the entity. If the Company has a variable interest in the entity as a whole, the Company assesses whether or not the Company is a primary beneficiary of that variable interest entity (“VIE”), based on a number of factors, including: (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to the collaboration agreement, and (iii) which party has the obligation to absorb losses of or the right to receive benefits from the VIE that could be significant to the VIE. If the Company determines that it is the primary beneficiary of a VIE at the onset of the collaboration, the collaboration is treated as a business combination and the Company consolidates the financial statements of the VIE into the Company’s consolidated financial statements. On a quarterly basis, the Company evaluates whether it continues to be the primary beneficiary of the consolidated VIE. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, it deconsolidates the VIE in the period in which the determination is made.
Assets and liabilities recorded as a result of consolidating the financial results of the VIE into the Company’s consolidated balance sheet do not represent additional assets that could be used to satisfy claims against the Company’s general assets or liabilities for which creditors have recourse to the Company’s general assets.
Adoption of New Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity's own equity in Subtopic 815-40 and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU will require entities to use the "if-converted" method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of the new standard impacted the Company's accounting for its Convertible Senior Notes Due 2025 (2025 Notes), discussed in Note 10, which were previously accounted for using the cash conversion model applied under ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20"). The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. The cumulative effect of the accounting change as of January 1, 2022 increased the carrying amount of the 2025 Notes by $44.7 million, reduced additional paid-in capital by $74.9 million, and reduced accumulated deficit by $30.2 million.

NOTE 3. REVENUE RECOGNITION
Product Sales, Net
Product sales consist of Bile Acid products (Chenodal and Cholbam) and Tiopronin products (Thiola and Thiola EC). The Company sells its products through direct-to-patient distributors worldwide, with the Unites States and Canada representing 98% and 2% of net product sales, respectively, and rest of world representing less than 1% of net product sales, based on the product shipment destination.
Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs upon delivery to the customer. The Company receives payments from its product sales based on terms that generally are within 30 days of delivery of product to the patient.
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, health care providers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. Our historical experience is that such adjustments have been immaterial.
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
The following table summarizes net product sales for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Bile acid products	$25,075	$21,964
Tiopronin products	21,368	25,443
Total net product sales	$46,443	$47,407

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
The Company concluded that Vifor Pharma represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct from the promise to provide clinical development services resulting in two performance obligations. As a result, the Company allocated $12.0 million of the transaction price, based on the performance obligations' relative standalone selling prices, to the license, which was recognized in full in 2021. The remaining $43.0 million of the transaction price was allocated to the clinical development activities and recorded as deferred revenue, which will be recognized over the development period based upon the ratio of costs incurred to date to the total estimated costs. The Company recognized $2.0 million in license and collaboration revenue for the three months ended March 31, 2022, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of March 31, 2022 was $33.9 million. Of this amount, $14.2 million was classified as current as of March 31, 2022, based upon amounts expected to be realized within the next year.
In February 2021, the Company entered into a limited co-promotion agreement with Albireo Pharma, Inc. ("Albireo"), whereby the Company's Cholbam dedicated sales representatives will devote a portion of their efforts to promoting Albireo's product, Bylvay (odevixibat), in the United States. The initial term of the arrangement is two years from the July 2021 launch of Bylvay, terminable at will by either party after one year following launch. For the three months ended March 31, 2022, the Company recognized $0.8 million offset against selling, general, and administrative expenses.

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of March 31, 2022 and December 31, 2021 were comprised of available-for-sale corporate and government debt securities. These securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value that are determined to be the result of credit losses, if any, on available-for-sale securities are included in other income or expense. Unrealized losses that are determined to be credit-related are also recorded as an allowance against the amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
During the three months ended March 31, 2022, investment activity for the Company included $64.7 million in maturities and $26.3 million in purchases, all relating to debt based marketable securities.
Marketable debt securities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Marketable debt securities:
Commercial paper	$115,345	$127,379
Corporate debt securities	216,010	233,319
Securities of government sponsored entities	15,463	26,431
Total marketable debt securities	$346,818	$387,129

The following is a summary of short-term marketable debt securities classified as available-for-sale as of March 31, 2022 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$115,467	$—	$(122)	$115,345
Corporate debt securities	Less than 1	145,227	3	(447)	144,783
Securities of government-sponsored entities	Less than 1	13,005	—	(36)	12,969
Total maturity less than 1 year		273,699	3	(605)	273,097
Corporate debt securities	1 to 2	72,250	—	(1,023)	71,227
Securities of government-sponsored entities	1 to 2	2,543	—	(49)	2,494
Total maturity 1 to 2 years		74,793	—	(1,072)	73,721
Total available-for-sale marketable debt securities		$348,492	$3	$(1,677)	$346,818

The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2021 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$127,435	$—	$(57)	$127,378
Corporate debt securities	Less than 1	113,001	—	(97)	112,904
Securities of government-sponsored entities	Less than 1	21,909	—	(5)	21,904
Total maturity less than 1 year		262,345	—	(159)	262,186
Corporate debt securities	1 to 2	120,705	—	(289)	120,416
Securities of government-sponsored entities	1 to 2	4,549	—	(22)	4,527
Total maturity 1 to 2 years		125,254	—	(311)	124,943
Total available-for-sale marketable debt securities		$387,599	$—	$(470)	$387,129

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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of March 31, 2022 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$115,345	$122	$—	$—	$115,345	$122
Corporate debt securities	188,966	1,445	12,033	25	200,999	1,470
Securities of government-sponsored entities	5,462	85	—	—	5,462	85
Total	$309,773	$1,652	$12,033	$25	$321,806	$1,677

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

As of March 31, 2022 and December 31, 2021, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $323.5 million and $381.2 million, respectively.
As of March 31, 2022 and December 31, 2021, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The increase in unrealized losses for the three months ending March 31, 2022 was primarily due to increases in short-term interest rates. Liquidity issues that arose from economic circumstances surrounding the COVID-19 pandemic have eased and the credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Uncertainty surrounding the COVID-19 pandemic, as well as other factors unknown to us at this time, may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

NOTE 6. VARIABLE INTEREST ENTITIES
On March 8, 2022, the Company entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company related to PharmaKrysto's early-stage cystinuria discovery program, and concurrently therewith entered into a Stock Purchase Agreement with PharmaKrysto (together, the "Agreements"). Pursuant to the terms of the Agreements, the Company paid PharmaKrysto's shareholders $0.6 million in cash to purchase 5% of the outstanding common shares of PharmaKrysto and $0.4 million to PharmaKrysto as a one-time signing fee. Under the Collaboration Agreement, the Company will fund all research and development expenses for the pre-clinical activities associated with the cystinuria program, which are estimated to be approximately $5.0 million. The Agreements require the Company to purchase an additional 5% of the outstanding common shares for $1.0 million upon the occurrence of a specified pre-clinical milestone, and grant an option to the Company to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone prior to expiration of the option on March 8, 2025. If the Company elects to exercise the option, it would be required to perform commercially reasonable clinical diligence obligations. In addition, it would be required to make cash milestone payments totaling up to an aggregate $16.0 million upon the achievement of certain development and regulatory milestones, plus tiered royalty payments of less than 4% on future net sales of a product, if approved. The Company has the right to terminate the Agreements and return the shares for a nominal price at any time upon 60 days’ notice, subject to survival of contingent obligations, if any.
The Company determined that PharmaKrysto is a VIE because it lacks the resources to conduct the cystinuria clinical program and the limitation on the residual returns through the Company's option to purchase the remaining outstanding shares. The Company further concluded that it is the primary beneficiary of the VIE due to the Company's ultimate control over the research and development program, and its obligation, subject to continuation of the collaboration, to fund 100% of research and development costs of the program pursuant to the terms of the Collaboration Agreement.
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The Company consolidated cash and cash equivalents and accrued liabilities of $0.4 million as of March 31, 2022. The results of operations were not significant for the three months ended March 31, 2022. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit of the Company.

NOTE 7.  LEASES
As of March 31, 2022, the Company had one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with our ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to our borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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

Following is a schedule of the future minimum rental commitments for our operating leases reconciled to the lease liability and ROU asset as of March 31, 2022 (in thousands):

March 31, 2022
2022	$4,525
2023	6,200
2024	6,386
2025	6,578
2026	6,775
Thereafter	11,760
Total undiscounted future minimum payments	42,224
Present value discount	(7,771)
Total lease liability	34,453
Unamortized lease incentives	(6,313)
Cash payments in excess of straight-line lease expense	(5,583)
Total ROU asset	$22,557

For the three months ended March 31, 2022 and 2021, the Company recorded $1.2 million and $1.2 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Discount rates used to determine the fair value at March 31, 2022 and December 31, 2021 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
March 31, 2022	6.50%	7.00%	8.24%
December 31, 2021	6.25%	7.25%	6.48%

Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of March 31, 2022, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $69.6 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $332.3 million, which were estimated utilizing market quotations, and are considered Level 2.

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2022 (in thousands):

	As of March 31, 2022
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$256,572	$256,572	$—	$—
Debt securities, available-for-sale	346,818	—	346,818	—
Total	$603,390	$256,572	$346,818	$—
Liabilities:
Business combination-related contingent consideration	$73,500	$—	$—	$73,500
Total	$73,500	$—	$—	$73,500

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2021 (in thousands):

	As of December 31, 2021
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$165,753	$165,753	$—	$—
Debt securities, available-for-sale	387,129	—	387,129	—
Total	$552,882	$165,753	$387,129	$—
Liabilities:
Business combination-related contingent consideration	67,100	—	—	67,100
Total	$67,100	$—	$—	$67,100

The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the three months ended March 31, 2022 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2022	$67,100
Changes in the fair value of contingent consideration	9,080
Contractual payments	—
Contractual payments included in accrued liabilities at March 31, 2022	(2,680)
Balance at March 31, 2022	$73,500

For the three months ended March 31, 2022 and 2021, the Company incurred charges of $9.1 million and $8.6 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. In both periods, the value changed due to the timing of future payments and changes in market driven discount rates.

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize a drug technology compound including sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Consolidated Balance Sheets in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through March 31, 2022, the Company has capitalized $15.0 million for contractual milestone payments under the Ligand License Agreement. Should the Company commercialize sparsentan or any products containing related compounds, the Company will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.
As of March 31, 2022, the net book value of amortizable intangible assets was approximately $152.4 million.
The following table sets forth amortizable intangible assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Finite-lived intangible assets	$295,175	$283,557
Less: accumulated amortization	(142,790)	(136,058)
Net carrying value	$152,385	$147,499
As of March 31, 2022 and December 31, 2021, the Company had goodwill of $0.9 million.

The following table summarizes amortization expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$286	$286
Selling, general and administrative	6,270	5,666
Total amortization expense	$6,556	$5,952

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	March 31, 2022	December 31, 2021
2.25% convertible senior notes due 2029	$316,250	$—
2.50% convertible senior notes due 2025	68,904	276,000
Unamortized debt discount	—	(46,045)
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(9,726)	—
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(1,095)	(3,374)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$374,333	$226,581
Convertible Senior Notes Due 2029
On March 11, 2022, the Company completed a registered underwritten public offering of $316.3 million aggregate principal amount of 2.25% Convertible Senior Notes due 2029 (“2029 Notes”), which includes $41.3 million aggregate principal amount of 2029 Notes sold pursuant to the full exercise of the underwriters’ option to purchase additional 2029 Notes. The Company issued the 2029 Notes under an indenture, dated as of September 10, 2018, as supplemented by the second supplemental indenture, dated as of March 11, 2022 (collectively, the “2029 Indenture”). The 2029 Notes will mature on March 1, 2029, unless earlier repurchased, redeemed, or converted. The 2029 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.25%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022.
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.8 million. At March 31, 2022, accrued interest on the 2029 Notes of $0.4 million is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.

Holders may convert their 2029 Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2022 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock for each of at least 20 trading days, whether or not consecutive, during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on the applicable trading day; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions of the Company’s common stock; (4) if the Company calls the 2029 Notes for redemption; and (5) at any time from, and including, December 1, 2028 until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on the applicable conversion rate. The initial conversion rate for the 2029 Notes is 31.3740 shares of the Company’s common stock per $1,000 principal amount of 2029 Notes, which represents an initial conversion price of approximately $31.87 per share. If a “make-whole fundamental change” (as defined in the 2029 Indenture) occurs, then the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
The 2029 Notes will be redeemable, in whole or in part at the Company’s option at any time, and from time to time, on or after March 2, 2026 and, in the case of any partial redemption, on or before the 40th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2029 Notes unless at least $100.0 million aggregate principal amount of 2029 Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any 2029 Note for redemption will constitute a make-whole fundamental change with respect to that 2029 Note, in which case the conversion rate applicable to the conversion of that 2029 Note will be increased in certain circumstances if it is converted after it is called for redemption. If a fundamental change (as defined in the 2029 Indentures) occurs, then, except as described in the 2029 Indentures, holders may require the Company to repurchase their 2029 Notes at a cash repurchase price equal to the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the principal amount and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2029 Notes for redemption will constitute a “make-whole fundamental change."
The Company incurred approximately $9.8 million of debt issuance costs relating to the issuance of the 2029 Notes, which were recorded as a reduction to the 2029 Notes on the Condensed Consolidated Balance Sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the 2029 Notes using the effective interest method. We determined the expected life of the debt is equal to the seven-year term of the 2029 Notes. The effective interest rate on the 2029 Notes is 2.74%.
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At March 31, 2022, accrued interest of $0.1 million is included in accrued expenses in the accompany Condensed Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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

The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after September 15, 2022 and, in the case of any partial redemption, on or before the 40th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. If a fundamental change (as defined in the 2025 Indenture) occurs, then, subject to certain exceptions, holders may require the Company to repurchase their 2025 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the principal amount and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2025 Notes for redemption will constitute a “make-whole fundamental change."
The Company incurred approximately $8.8 million of debt issuance costs relating to the issuance of the 2025 Notes, which were recorded as a reduction to the 2025 Notes on the Condensed Consolidated Balance Sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the 2025 Notes using the effective interest method. The Company determined the expected life of the debt is equal to the seven-year term of the 2025 Notes. The effective interest rate on the 2025 Notes is 2.98%.
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on early extinguishment of debt on its Condensed Consolidated Statements of Operations for the three months ending March 31, 2022, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of March 31, 2022 was $68.9 million.
The 2025 and 2029 Notes are accounted for in accordance with ASC 470-20, Debt with conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of equity classification guidance. Based upon the Company’s analysis, it was determined that the 2025 Notes and the 2029 Notes do not contain embedded features requiring recognition as derivatives and bifurcation, and therefore are measured at amortized cost and recorded as liabilities on the Condensed Consolidated Balance Sheets.
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at March 31, 2022.
The 2025 and 2029 Notes are classified on the Company's Condensed Consolidated Balance Sheets at March 31, 2022 as long-tern convertible debt.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$1,843	$1,725
Amortization of debt discount	—	2,511
Amortization of debt issuance costs	337	225
Total interest expense for the 2025 and 2029 Notes	$2,180	$4,461

NOTE 11. ACCRUED EXPENSES
Accrued expenses at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Compensation related costs	$23,408	$25,998
Research and development	22,058	26,841
Government rebates payable	9,351	7,493
Accrued royalties and contingent consideration	6,694	8,402
Selling, general and administrative	5,349	3,144
Miscellaneous accrued expenses	2,380	3,302
Total accrued expenses	$69,240	$75,180

NOTE 12.  NET LOSS PER COMMON SHARE
Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, and shares issuable upon conversion of the 2025 Notes and 2029 Notes, are considered to be common stock equivalents and are not included in the calculation of diluted net loss per share because their effect is anti-dilutive.
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended March 31,
	2022			2021
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	63,132,841	$(75,971)	$(1.20)	56,268,508	$(53,867)	$(0.96)

The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options	9,864,889	9,228,627
Convertible debt	8,336,091	7,113,402
Restricted stock	1,900,016	1,637,072
Total anti-dilutive shares	20,100,996	17,979,101

NOTE 13.  COMMITMENTS AND CONTINGENCIES
Contingencies
In October 2021, our Kolbam distributor in France notified us that the French authorities were asking for reimbursement for a portion of Kolbam sales in France during the periods from 2015-2020. During this period, the Company had aggregate revenues from sales of Kolbam in France of approximately $8.0 million. At this time, the Company is not able to estimate the potential liability that may be incurred, if any.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2022:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,886,284	$20.26	6.27	$96,577
Granted	1,447,270	27.65
Exercised	(7,576)	16.11
Forfeited/canceled	(30,932)	24.09
Outstanding at March 31, 2022	10,295,046	$21.29	6.51	$54,540

At March 31, 2022, unamortized stock compensation for stock options was $44.7 million, with a weighted-average recognition period of 2.9 years.
At March 31, 2022, outstanding options to purchase 6.6 million shares of common stock were exercisable with a weighted-average exercise price per share of $19.76.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the three months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2021	1,473,949	$21.88
Granted	817,118	27.49
Vested	(292,103)	22.29
Forfeited/canceled	(15,471)	23.11
Unvested March 31, 2022	1,983,493	$24.12

At March 31, 2022, unamortized stock compensation for service based restricted stock units was $42.1 million, with a weighted-average recognition period of 2.8 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the three months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested December 31, 2021	52,500	$18.73
Granted	117,208	27.50
Vested	(17,500)	25.26
Forfeited/canceled	—	—
Unvested March 31, 2022	152,208	$24.73

At March 31, 2022, unamortized stock compensation for performance based restricted stock units was $3.1 million, with a weighted-average recognition period of 1.9 years.

Share-Based Compensation
The following table sets forth total share-based compensation for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$3,168	$3,002
Selling, general & administrative	5,018	4,692
Total	$8,186	$7,694

NOTE 15.  INCOME TAXES
For the three months ended March 31, 2022, we recognized an income tax expense of $0.1 million as compared to an income tax expense of $0.3 million for the three months ended March 31, 2021.

NOTE 16. INVENTORY
Inventory, net of reserves, consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$4,964	$5,205
Finished goods	1,557	2,108
Total inventory	$6,521	$7,313

The inventory reserve was $4.1 million and $4.1 million at March 31, 2022 and December 31, 2021, respectively.

NOTE 17. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $14.7 million and $15.9 million at March 31, 2022 and December 31, 2021, respectively. The total reserves for both periods were immaterial.
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included gross proceeds of $20.1 million from the settlement of 701,600 shares sold under the ATM Agreement in the three months ended March 31, 2022. As of March 31, 2022, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on February 24, 2022. Past operating results are not necessarily indicative of results that may occur in future periods. In addition, see the discussion under the heading “Forward-Looking Statements” immediately preceding the consolidated financial statements included under Part I of this Quarterly Report on Form 10-Q.

Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney, liver, and metabolic diseases.
Uncertainty Related to the COVID-19 Pandemic
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three months ended March 31, 2022, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. As of March 31, 2022 and as of the date of this report, the majority of our labor force is still working remotely, at least part of the time, which could, among other things, negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. Remote work operations also heighten the risk of cyber-attacks and make it more difficult for companies to protect their confidential information. Circumstances arising from the pandemic have slowed and could continue to slow the pace of enrollment in our clinical trials or otherwise hinder patients' abilities to comply with the clinical trial protocols and could ultimately delay the availability of results and analysis of outcomes. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While to date we have not experienced a material reduction in demand for our commercialized products as a result of the pandemic, we could experience a decrease in new patient identification and increased requests for patient assistance due to increased levels of unemployment, either of which would negatively impact our revenues and hinder our cash flows. Similarly, we could face challenges with regard to healthcare programs, including access and changes in coverage. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We had $603.4 million in cash and cash equivalents and available-for-sale securities as of March 31, 2022, which we believe provides sufficient capital to fund our operations for at least the next twelve months. While we have not yet experienced a material impact to date, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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

Clinical Programs
Sparsentan
Sparsentan, a Dual Endothelin Receptor Antagonist (DERA), is a novel investigational product candidate. Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. Sparsentan has been granted Orphan Drug Designation for the treatment of FSGS and IgAN in the U.S. and Europe. Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in rare kidney diseases, including:
•Focal segmental glomerulosclerosis ("FSGS") is a leading cause of end-stage kidney disease (ESKD) and nephrotic syndrome. There are currently no United States Food and Drug Administration ("FDA") approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX study of sparsentan in FSGS. The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40% reduction in Up/C from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). A preliminary review of the results from the interim analysis suggest that, as of the data cut-off, sparsentan has been generally well-tolerated and the overall safety results have been generally comparable between treatment groups. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. Consistent with the DUPLEX Study protocol, patients will continue in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis. The DUPLEX Study is fully enrolled and topline results from the confirmatory endpoint are expected in the first half of 2023.
In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that additional data would be needed to potentially support a submission for accelerated approval under subpart H. At a subsequent Type A meeting, we and the FDA reached alignment on a pathway for us to proceed with a submission for accelerated approval, pending additional supportive eGFR data. We intend to provide the FDA with additional eGFR data from the ongoing DUPLEX Study in the first half of 2022, and if the FDA deems such data sufficiently supportive, submit an application for accelerated approval in the United States in mid-2022. If the FDA does not deem such data sufficiently supportive for an accelerated approval submission, we would plan to continue the study to completion which is expected to occur in the first half of 2023, and file for full approval thereafter.
In mid-2022, we and Vifor (International) Ltd. ("Vifor Pharma"), with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, plan to submit an application for conditional marketing authorization ("CMA") of sparsentan in Europe for the treatment of IgAN, as well as for the treatment of FSGS, pending feedback from the FDA and additional discussions with Vifor taking into consideration alignment with the strategy in the United States. If sparsentan receives marketing authorization in any of the licensed territories, Vifor Pharma will be responsible for all commercialization activities in such licensed territories. We remain responsible for the clinical development of sparsentan and will retain all rights to sparsentan in the United States and rest of world outside of the licensed territories, provided that Vifor Pharma has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.
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
The PROTECT Study protocol provided for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint - the change in proteinuria (urine protein-to-creatinine ratio) at week 36 from baseline. Secondary efficacy endpoints include the rate of change in eGFR following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. In August 2021, we announced positive topline interim results from the ongoing Phase 3 PROTECT Study. The PROTECT Study met its pre-specified interim primary efficacy endpoint with statistical significance. After 36 weeks of treatment, patients receiving sparsentan achieved a mean reduction in proteinuria from baseline of 49.8 percent, compared to a mean reduction in proteinuria from baseline of 15.1 percent for irbesartan-treated patients (p<0.0001). We believe that preliminary eGFR data available at the time of the interim analysis are indicative of a potential clinically meaningful treatment effect after two years of treatment. Preliminary results at the time of the interim assessment suggested that sparsentan had been generally well-tolerated in the study and consistent with its overall observed safety profile. The PROTECT Study is fully enrolled and is scheduled to continue as planned on a blinded basis to assess the treatment effect on eGFR slope over 110 weeks in the confirmatory endpoint analysis. Topline results from the confirmatory endpoint analysis are expected in the second half of 2023.

In March 2022, we submitted a New Drug Application ("NDA") to the FDA under Subpart H for accelerated approval of sparsentan for the treatment of IgAN.
In mid-2022, we and Vifor Pharma plan to submit an application for conditional marketing authorization ("CMA") of sparsentan for the treatment of IgAN in Europe, as well as for the treatment of FSGS, pending feedback from the FDA and additional discussions with Vifor taking into consideration alignment with the strategy in the United States.
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
Based on these results, the Company is in the process of engaging with regulators to establish next steps for a pivotal development program to ultimately support potential approval of pegtibatinase for the treatment of HCU. In parallel, the Company has initiated one additional cohort in the COMPOSE Study to inform and refine formulation work for future development and commercial purposes and to further evaluate the dose response curve for pegtibatinase.
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
Results of Operations
Results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021
Net Product Sales
The following table provides information regarding net product sales (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net product revenues by product:
Bile acid products	$25,075	$21,964	$3,111
Tiopronin products	21,368	25,443	(4,075)
Total net product revenues	$46,443	$47,407	$(964)

The decrease in total net product revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was mainly due to increased commercial rebates for tiopronin products, partially offset by an increase in sales of bile acid products.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Cost of goods sold	$2,138	$1,645	$493
Research and development	56,611	47,946	8,665
Selling, general and administrative	46,788	36,778	10,010
Change in fair value of contingent consideration	9,080	8,587	493
	$114,617	$94,956	$19,661
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
For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, our research and development expenses increased by $8.7 million due to increases in expenses associated with the advancement of our programs in development, including a net increase in external service provider costs of $3.2 million across all programs. Internal personnel costs in combination with increased headcount to support these programs also increased by $5.4 million.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share-based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.

For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, our selling, general and administrative expenses increased by $10.0 million due to increased personnel expenses, including increased headcount, along with increased commercial support costs as we prepare for commercialization of sparsentan and enhance support for other programs in development.
Change in the valuation of contingent consideration
For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, the change in fair value of contingent consideration is due to the passage of time, updated revenue projections and changes in market driven discount rates.
Other Income (Expenses)
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Interest income	278	409	(131)
Interest expense	(2,515)	(5,321)	2,806
Loss on early extinguishment of debt	(7,578)	—	(7,578)
Other income (expense), net	26	(1,093)	$1,119
	$(9,789)	$(6,005)	$(3,784)

The change in our other income (expenses) for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 of $3.8 million is primarily due to loss on early extinguishment of debt in connection with the partial repurchase of the Convertible Senior Notes due 2025, offset by reduced interest expense due to adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") as debt discount is no longer amortized.
Income Tax Benefit (Provision)
For the three months ended March 31, 2022, we recognized an income tax expense of $0.1 million as compared to an income tax expense of $0.3 million for the three months ended March 31, 2021.
At March 31, 2022, we had $7.8 million of unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three months ended March 31, 2022.

Liquidity and Capital Resources
We have financed our operations through a combination of borrowings, sales of our equity securities, and revenues generated from our commercialized products and license and collaboration agreements. Research and development activities have required significant capital investment and are expected to continue to require significant cash expenditure in the future, particularly as our pipeline of drug candidates has expanded and our employee headcount has increased to support those activities. In addition, we continue to evaluate potential opportunities to expand our pipeline and approved products through licenses and acquisitions of products in areas that we believe offer attractive growth characteristics, which may require considerable upfront capital to pursue as well as possible contingent payments upon the future achievement of certain milestones.
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
We had the following balances at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash and Cash Equivalents	$256,572	$165,753
Marketable debt securities	346,818	387,129
Accumulated Deficit	(811,712)	(765,966)
Stockholders' Equity	208,141	302,112
Net Working Capital*	$511,620	$458,739
Net Working Capital Ratio**	5.28	4.70
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included gross proceeds of $20.1 million from the settlement of 701,600 shares sold under the ATM Agreement in the three months ended March 31, 2022. As of March 31, 2022, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.
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
Operating Leases
Future Minimum Rental Commitments
We have future minimum rental commitments totaling $42.2 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize a drug technology compound including sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Condensed Consolidated Balance Sheets in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through March 31, 2022, we have capitalized $15.0 million for contractual milestone payments under the Ligand License Agreement. Should we commercialize sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.

Stock Purchase and Collaboration Agreement with PharmaKrysto
On March 8, 2022, we entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company related to PharmaKrysto's early-stage cystinuria discovery program, and concurrently therewith entered into a Stock Purchase Agreement with PharmaKrysto (together, the "Agreements"). Pursuant to the terms of the Agreements, we paid PharmaKrysto's shareholders $0.6 million in cash to purchase 5% of the outstanding common shares of PharmaKrysto and $0.4 million to PharmaKrysto as a one-time signing fee. Under the Collaboration Agreement, we will fund all research and development expenses for the pre-clinical activities associated with the cystinuria program, which are estimated to be approximately $5.0 million. The Agreements require us to purchase an additional 5% of the outstanding common shares for $1.0 million upon the occurrence of a specified pre-clinical milestone, and grant an option to us to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone prior to expiration of the option on March 8, 2025. If we elect to exercise the option, we would be required to perform commercially reasonable clinical diligence obligations. In addition, we would be required to make cash milestone payments totaling up to an aggregate $16.0 million upon the achievement of certain development and regulatory milestones, plus tiered royalty payments of less than 4% on future net sales of a product, if approved. We have the right to terminate the Agreements and return the shares for a nominal price at any time upon 60 days’ notice, subject to survival of contingent obligations, if any.
Borrowings
The composition of our convertible senior notes are as follows (in thousands):

	March 31, 2022	December 31, 2021
2.25% convertible senior notes due 2029	$316,250	$—
2.50% convertible senior notes due 2025	68,904	276,000
Unamortized debt discount	—	(46,045)
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(9,726)	—
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(1,095)	(3,374)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$374,333	$226,581
Convertible Senior Notes Due 2029
On March 11, 2022, we completed a registered underwritten public offering of $316.3 million aggregate principal amount of 2.25% Convertible Senior Notes due 2029 (“2029 Notes”), which includes $41.3 million aggregate principal amount of 2029 Notes sold pursuant to the full exercise of the underwriters’ option to purchase additional 2029 Notes. We issued the 2029 Notes under an indenture, dated as of September 10, 2018, as supplemented by the second supplemental indenture, dated as of March 11, 2022 (collectively, the “2029 Indenture”). The 2029 Notes will mature on March 1, 2029, unless earlier repurchased, redeemed, or converted. The 2029 Notes are senior unsecured obligations of ours and bear interest at an annual rate of 2.25%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022.
We received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting the commissions and offering expenses of $9.8 million. At March 31, 2022, accrued interest on the 2029 Notes of $0.4 million is included in accrued expenses in the accompany Condensed Consolidated Balance Sheets. The 2029 Notes comprise our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
Holders may convert their 2029 Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2022 (and only during such calendar quarter), if the last reported sale price per share of our common stock for each of at least 20 trading days, whether or not consecutive, during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on the applicable trading day; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the 2029 Notes for redemption; and (5) at any time from, and including, December 1, 2028 until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The initial conversion rate for the 2029 Notes is 31.3740 shares of our common stock per $1,000 principal amount of 2029 Notes, which represents an initial conversion price of approximately $31.87 per share. If a “make-whole fundamental change” (as defined in the 2029 Indenture) occurs, then we will in certain circumstances increase the conversion rate for a specified period of time.
The 2029 Notes will be redeemable, in whole or in part at our option at any time, and from time to time, on or after March 2, 2026 and, in the case of any partial redemption, on or before the 40th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (2) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding 2029 Notes unless at least $100.0 million aggregate principal amount of 2029 Notes are outstanding and not called for redemption as of the time we send the related redemption notice. In addition, calling any 2029 Note for redemption will constitute a make-whole fundamental change with respect to that 2029 Note, in which case the conversion rate applicable to the conversion of that 2029 Note will be increased in certain circumstances if it is converted after it is called for redemption. If a fundamental change (as defined in the 2029 Indentures) occurs, then, except as described in the 2029 Indentures, holders may require us to repurchase their 2029 Notes at a cash repurchase price equal to the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, we would be required to repay the $316.3 million principal amount and any conversion premium in any combination of cash and shares of its common stock at our option. In addition, calling the 2029 Notes for redemption will constitute a “make-whole fundamental change."
We incurred approximately $9.8 million of debt issuance costs relating to the issuance of the 2029 Notes, which were recorded as a reduction to the 2029 Notes on the Condensed Consolidated Balance Sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the 2029 Notes using the effective interest method.
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by us. At March 31, 2022, accrued interest on the 2025 Notes of $0.1 million is included in accrued expenses in the accompany Condensed Consolidated Balance Sheets. The 2025 Notes comprise our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
Holders may convert their 2025 Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price per share of our common stock for each of at least 20 trading days, whether or not consecutive, during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on the applicable trading day; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (“measurement period”) if the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the 2025 Notes for redemption; and (5) at any time from, and including, May 15, 2025 until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate.
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
In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, we would be required to repay the $68.9 million principal amount and any conversion premium in any combination of cash and shares of its common stock at our option. In addition, calling the 2025 Notes for redemption will constitute a “make-whole fundamental change."
We incurred approximately $8.8 million of debt issuance costs relating to the issuance of the 2025 Notes, which were recorded as a reduction to the 2025 Notes on the consolidated balance sheet. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the 2025 Notes using the effective interest method.
On March 8, 2022, we repurchased $207.1 million of aggregate principal amount of the 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved contemporaneous exchange of cash between us and holders of the 2025 Notes participating in the issuance of the 2029 Notes. We recorded $7.6 million loss on early extinguishment of debt on its Condensed Consolidated Statements of Operations for the three months ending March 31, 2022, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of March 31, 2022 was $68.9 million.
Interest Expense
Total interest expense recognized for the three months ended March 31, 2022 and 2021 was $2.5 million and $5.3 million, respectively.

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
•increases or decreases in revenue from our marketed products, including decreases in revenue resulting from the COVID-19 pandemic and generic entrants, if any;
•debt service obligations on the 2025 Notes and 2029 Notes;
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
Cash Flows
Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2022 was $55.3 million compared to cash used of $26.5 million for the three months ended March 31, 2021. The increase in cash used was primarily attributable to increased research and development and sales, general and administrative expenses..
Cash Flows from Investing Activities
Cash provided by investing activities for the three months ended March 31, 2022 was $33.2 million compared to cash used of $105.7 million for the three months ended March 31, 2021. The change was due to the decrease in net purchases of marketable debt securities as a result of the net decrease in financing proceeds.
Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2022 was $113.9 million compared to cash provided of $195.8 million for the three months ended March 31, 2021. The decrease in cash provided was due to the February 2021 issuance of stock through an underwritten public offering that provided $189.3 million, offset by net proceeds of $95.4 million from the March 2022 issuance of the 2029 Notes and repurchase of the 2025 Notes.
Other Matters
Adoption of New Accounting Standards
See Note 2 to our unaudited Condensed Consolidated Financial Statements in this report for a discussion of adoption of new accounting standards.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited Condensed Consolidated Financial Statements in this report for a discussion of recently issued accounting pronouncements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for information about critical accounting policies as well as a description of our other significant accounting policies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of March 31, 2022, we had cash equivalents and marketable securities of approximately $603.4 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $1.1 million impact on our investments.

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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Condensed Consolidated Financial Statements--Note 13 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
The following risk factors do not reflect any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
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

* The 2022 H1 eGFR Data Cut from the DUPLEX Study may not support accelerated approval submissions in the U.S. and/or Europe.
In February 2021, we announced that our ongoing pivotal Phase 3 DUPLEX Study of sparsentan in FSGS achieved its pre-specified interim FSGS partial remission of proteinuria endpoint (“FPRE”) after 36 weeks of treatment. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that the available data from the previously announced interim assessment of the DUPLEX Study would not be adequate to support an accelerated approval in the U.S. At a subsequent Type A meeting, we and the FDA reached alignment on a pathway for us to proceed with a potential submission for accelerated approval, pending additional supportive eGFR data. We intend to provide the FDA with additional eGFR data from the ongoing DUPLEX Study in the first half of 2022 (the "2022 H1 eGFR Data Cut"), and if the FDA deems such data sufficiently supportive, submit an application for accelerated approval in the U.S. in mid-2022. Following review of the 2022 H1 eGFR Data Cut, the FDA may determine that instead of submitting an application for accelerated approval of sparsentan for FSGS we should defer filing an NDA until after the completion of the study, which completion is expected to occur in the first half of 2023. Similarly, we expect the outcome of our interactions with the FDA could impact our strategy in Europe, and depending on the feedback from the FDA, Vifor may submit a combined CMA in mid-2022 seeking approval of sparsentan in Europe for both IgAN and FSGS, or we and Vifor may determine to submit a CMA in mid-2022 for IgAN only, and defer submission for FSGS until after completion of the DUPLEX Study.
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
In 2018 we initiated the following Phase 3 clinical trials of sparsentan: 1) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the “DUPLEX Study”), and 2) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of IgAN (the “PROTECT Study”).  We are conducting the DUPLEX Study and the PROTECT Study under the Subpart H pathway for potential accelerated approval in the United States, and in Europe we plan to pursue potential Conditional Marketing Authorization, in both jurisdictions based on change in proteinuria.  Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints. For example, in the DUPLEX Study in conjunction with ongoing FDA dialogue to enable submission for potential approval on the subpart H pathway, in November 2020 we adopted an eGFR measurement over a 108-week period following randomized treatment, to support full approval. However, in May 2021, we received feedback from the FDA that the available data from the previously announced interim assessment of the DUPLEX Study would not be adequate to support an accelerated approval in the U.S. at that time. While we and the FDA subsequently reached alignment on a pathway for us to proceed with a potential submission for accelerated approval, pending additional supportive eGFR data, the 2022 H1 eGFR Data Cut may not be sufficient to support an NDA under Subpart H for accelerated approval. For both indications, there is no guarantee that the FDA will accept the NDA for filing, as the FDA has the authority to refuse to file NDAs for a variety of reasons. Further, even if the FDA accepts the NDAs for filing, there is no guarantee that either NDA will be granted priority review during the application review process. If the application is not granted priority review, the review and potential approval timeline will extend beyond our current stated timing assumptions.
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
There can be no guarantee that the data generated from the DUPLEX Study will be sufficient to serve as the basis for an NDA filing, or that the 2022 H1 eGFR Data Cut will be sufficient to support an NDA under Subpart H for accelerated approval, as the FDA requires that applicants meet a high standard for granting accelerated approval, and the top-line data available for submission to the FDA may not satisfy these requirements. In addition, our statistical modeling that supports proceeding with the DUPLEX Study on the Subpart H pathway is based on data from other FSGS studies. To the extent that the model population is not representative of the DUPLEX Study population, the FDA may not agree that the new results continue to support a Subpart H pathway. Furthermore, even if sparsentan is granted accelerated approval for FSGS, there can be no assurance that the post-marketing confirmatory data will support full approval of sparsentan as a treatment for FSGS.
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
If additional generic versions of Thiola, or generic versions of Cholbam or Chenodal or any of our other current or future products are approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on our sales and profitability. Both the original formulation of Thiola and Thiola EC are subject to generic competition, and a generic version of either formulation could have a material adverse impact on sales of Thiola EC. In addition, the defense of litigation and response to investigation requests could result in substantial costs, reputational impact, and the diversion of management attention and resources.
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
* We are dependent on Vifor Pharma for the successful commercialization of sparsentan in certain key territories outside of the United States, if approved. We may not be able to establish additional collaborations or other arrangements for sparsentan in other territories, which may adversely impact our ability to generate product revenue in additional jurisdictions.
Pursuant to the terms of the License Agreement, we granted an exclusive license to Vifor Pharma for the commercialization of sparsentan in the Licensed Territories, which consist of Europe, Australia and New Zealand. Consequently, the commercial success of sparsentan in the Licensed Territories will depend in significant part on the efforts of Vifor Pharma, over which we will have limited control. In December 2021, it was announced that CSL Limited, parent company to CSL Behring, intended to initiate a tender offer to acquire Vifor Pharma. In March 2022, CSL Behring announced the successful outcome of this offer and that the closing of the acquisition now remains subject only to regulatory clearance. We do not currently know what effect, if any, this acquisition, if consummated, will have on our relationship with Vifor Pharma. While our agreement with Vifor Pharma provides that it will remain in place following any acquisition, there is no guarantee that our collaboration with Vifor Pharma will not be affected, adversely or otherwise, by a change in ownership of Vifor Pharma. Moreover, in connection with CSL Limited's acquisition of Vifor Pharma, if consummated, and any related restructuring, substantially less resources could be devoted to the commercialization of sparsentan in the Licensed Territories, or such efforts could be discontinued entirely. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell sparsentan, if approved, in additional territories, our ability to generate product revenue outside of the United States and the Licensed Territories may be limited.
We may not be able to rely on orphan drug exclusivity for our products.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs, providing eligibility for orphan drug exclusivity upon regulatory approval if certain jurisdictional-specific conditions are met. For example, Cholbam was granted orphan drug designation in the United States and upon FDA approval of the marketing application in March 2015 was awarded seven years of orphan drug exclusivity, which expired in March 2022. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug designation in the United States and Europe for sparsentan for the treatment of FSGS and IgAN and for the pegtibatinase for the treatment of HCU, we may not be able to maintain it in Europe and the orphan drug designation may not result in orphan drug exclusivity in the United States or Europe upon approval. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
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
Certain of the diseases that our current and future product candidates are being developed to address, such as FSGS, IgAN and HCU, are relatively rare. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, may not be accurate.
Currently, most reported estimates of the prevalence of FSGS, IgAN and HCU are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. As new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of FSGS, IgAN or HCU in the study populations accurately reflect the prevalence of these diseases in the broader world population.
If our estimates of the prevalence of FSGS, IgAN or HCU or of the number of patients who may benefit from treatment with sparsentan or pegtibatinase prove to be incorrect or if regulatory approval is conditioned on label restrictions that limit the approved patient population, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, the Centers for Medicare & Medicaid Services ("CMS") issued an interim final rule implementing President Trump’s Most Favored Nation ("MFN") executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform measures. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Also, there have been reports that the U.S. government is considering targeted price controls and reference pricing based on foreign single-payer country access policies, which, if implemented, could adversely affect our revenues.

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
•debt service obligations on the 2025 Notes and 2029 Notes;
•the number and development requirements of other product candidates that we pursue;
•the costs of commercialization activities, including product marketing, sales and distribution;
•the emergence of competing products and technologies and other adverse market developments;
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, the EU GDPR imposes significant and complex burdens on processing personal data, particularly for processing “special category personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our conduct of clinical trials and is of interest to relevant regulators. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, under the EU GDPR, individuals may initiate litigation related to processing of their personal data.
In addition, privacy advocates and industry groups around the world have proposed, and may propose, standards with which we are legally or contractually bound to comply.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU, the UK, Switzerland or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European

Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. As we incorporate the new SCCs into our contractual arrangements, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.
If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe. Inability to import personal data from Europe to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with CROs, service providers, contractors and other companies that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
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
* If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our operations such as clinical trials; harm to our reputation; loss of revenue or profits; and a loss of sales and other adverse consequences.
In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Similarly, supply chain attacks have increased in frequency. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful and could result in a material disruption of our programs and operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities
Applicable data security obligations may require us to notify relevant stakeholders of any security incidents, including affected individuals, customers, and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.
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
* The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the United Kingdom, result in restrictions or imposition of taxes and duties for importing our product candidates into the United Kingdom, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the United Kingdom.
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period that ended December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020 and has been in effect since January 1, 2022.
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or, to the extent any development of our product candidates takes place in the United Kingdom, the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. Centralized marketing authorizations continue to allow marketing in Northern Ireland.
While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union there are additional non-tariff costs which did not exist prior to the end of the Transition Period. Further, should the United Kingdom further diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the European Union and the United Kingdom.
* Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our third-party manufacturers, CROs and other contractors and consultants, could be subject to disruptions resulting from earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemic or epidemics, wars and other geopolitical conflicts, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
As of March 31, 2022, we had approximately $385 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
Our indebtedness pursuant to the 2025 Notes and 2029 Notes could have important consequences. For example, it could:
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
We expect to use cash flow from operations and outside financings to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not generate sufficient cash from operations, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the 2025 Notes and 2029 Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness may limit our ability to pursue any of these alternatives.
* We may be unable to raise the funds necessary to repurchase the 2025 Notes and 2029 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2025 Notes and 2029 Notes or pay cash upon their conversion.
Noteholders may require us to repurchase their 2025 Notes and 2029 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2025 Notes and 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon conversion, we would satisfy part or all of our conversion obligation in cash unless we elected to settle conversions solely in shares of our common stock.
We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2025 Notes and 2029 Notes or pay the cash amounts due upon conversion of the 2025 Notes and 2029 Notes. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the 2025 Notes and 2029 Notes or pay the cash amounts due upon conversion of the 2025 Notes and 2029 Notes. Our failure to repurchase the 2025 Notes and 2029 Notes or to pay the cash amounts due upon conversion of the 2025 Notes and 2029 Notes when required will constitute a default under the base and supplemental indentures that will govern the 2025 Notes and 2029 Notes, which we refer to collectively as the “indenture.” We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2025 Notes and 2029 Notes.
* A default under the 2025 Notes or 2029 Notes may have a material adverse effect on our financial condition.
If an event of default under the 2025 Notes or 2029 Notes occurs, the principal amount of the 2025 Notes or the 2029 Notes, as applicable, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions set forth in the indenture governing such notes. Events of default include, but are not limited to:
•failure to pay (for more than 30 days) interest when due;
•failure to pay principal when due;
•failure to deliver shares of common stock upon conversion of a 2025 Note or 2029 Note;
•failure to provide notice of a fundamental change;
•acceleration on our other indebtedness in excess of $10 million (other than indebtedness that is non-recourse to us); or

•certain types of bankruptcy or insolvency involving us.
Accordingly, the occurrence of a default under the 2025 Notes or 2029 Notes, unless cured or waived, may have a material adverse effect on our results of operations.
* Provisions of the 2025 Notes and 2029 Notes could discourage an acquisition of us by a third party.
Certain provisions of the 2025 Notes and 2029 Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the 2025 Notes and 2029 Notes will have the right, at their option, to require us to repurchase all of their 2025 Notes and 2029 Notes or any portion of the principal amount of such Notes in integral multiples of $1,000. We may also be required to increase the conversion rate for conversions in connection with certain fundamental changes.
* Conversion of the Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their 2025 Notes or 2029 Notes.
To the extent we issue shares of common stock upon conversion of the 2025 Notes or 2029 Notes, the conversion of some or all of the 2025 Notes or 2029 Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of the common stock issuable upon such conversion could adversely affect prevailing market prices of shares of our common stock. In addition, the existence of the 2025 Notes and 2029 Notes may encourage short selling by market participants because the conversion of the 2025 Notes and 2029 Notes could depress the price of shares of our common stock.
General Risk Factors
* Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.
* Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for increased future disclosures, we may be, or be perceived by certain stakeholders to be, as not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed ESG reporting requirements, which, if approved, would significantly increase our costs. In addition, we currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our common stock.

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

4.2
First Supplemental Indenture, dated September 10, 2018, between the Company and U.S. Bank National Association, as Trustee (including the form of 2.50% Convertible Senior Note due 2025) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 10, 2018).

4.3
Second Supplemental Indenture, dated March 11, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 2.25% Convertible Senior Note due 2029) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 11, 2022).

10.1	Non-Employee Director Compensation Program, as amended.
10.2	The Company's 2022 Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K, filed with the SEC on February 24, 2022).
10.3
Consulting Services Agreement dated January 1, 2022, between the Company and Noah Rosenberg, M. D. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 6, 2022).

10.4
Retirement and Transition Agreement dated April 19, 2022, between the Company and Laura Clague (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 20, 2022).

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

Date: May 5, 2022	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer