Form 10-Q
period 2022-06-30
Travere Therapeutics, Inc.
filed 2022-08-04
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of August 2, 2022 was 63,957,899.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended June 30, 2022

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
•Communications and/or feedback from the U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) related to our current or planned future clinical trials does not guarantee any particular outcome from regulatory review for such clinical trials, and expedited regulatory review pathways may not actually lead to a faster development or regulatory review or approval process.
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
•The ongoing impacts of the COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$179,759	$165,753
Marketable debt securities, at fair value	373,414	387,129
Accounts receivable, net	16,689	15,914
Inventory, net	7,632	7,313
Prepaid expenses and other current assets	9,283	6,718
Total current assets	586,777	582,827
Property and equipment, net	10,080	11,106
Operating lease right of use assets	21,910	23,196
Intangible assets, net	149,920	148,435
Other assets	10,807	11,069
Total assets	$779,494	$776,633
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,848	$15,144
Accrued expenses	82,694	75,180
Deferred revenue, current portion	12,503	16,268
Business combination-related contingent consideration, current portion	7,300	7,400
Operating lease liabilities, current portion	4,123	3,908
Other current liabilities	6,024	6,188
Total current liabilities	124,492	124,088
Convertible debt	374,690	226,581
Deferred revenue, less current portion	16,235	20,379
Business combination-related contingent consideration, less current portion	68,400	59,700
Operating lease liabilities, less current portion	29,359	31,497
Other non-current liabilities	9,605	12,276
Total liabilities	622,781	474,521
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 63,838,050, and 62,491,498 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	1,036,533	1,068,634
Accumulated deficit	(878,744)	(765,966)
Accumulated other comprehensive loss	(1,082)	(562)
Total stockholders' equity	156,713	302,112
Total liabilities and stockholders' equity	$779,494	$776,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net product sales	$50,950	$54,617	$97,393	$102,024
License and collaboration revenue	3,217	—	5,261	—
Total revenue	54,167	54,617	102,654	102,024
Operating expenses:
Cost of goods sold	2,051	1,651	4,189	3,296
Research and development	59,681	51,807	116,292	99,753
Selling, general and administrative	52,979	34,965	99,767	71,743
Change in fair value of contingent consideration	4,907	1,509	13,987	10,096
Total operating expenses	119,618	89,932	234,235	184,888
Operating loss	(65,451)	(35,315)	(131,581)	(82,864)
Other income (expenses), net:
Interest income	782	988	1,060	1,397
Interest expense	(2,972)	(4,852)	(5,487)	(10,173)
Loss on early extinguishment of debt	—	—	(7,578)	—
Other income (expense), net	662	216	688	(877)
Total other expense, net	(1,528)	(3,648)	(11,317)	(9,653)
Loss before income tax provision	(66,979)	(38,963)	(142,898)	(92,517)
Income tax provision	(53)	(49)	(105)	(362)
Net loss	$(67,032)	$(39,012)	$(143,003)	$(92,879)

Basic and diluted net loss per common share	$(1.05)	$(0.64)	$(2.26)	$(1.59)
Basic and diluted weighted average common shares outstanding	63,638,385	60,571,259	63,387,009	58,431,770
Comprehensive loss:
Net loss	$(67,032)	$(39,012)	$(143,003)	$(92,879)
Foreign currency translation gain (loss)	1,416	(227)	1,487	875
Unrealized loss on marketable debt securities	(803)	(152)	(2,007)	(614)
Comprehensive loss	$(66,419)	$(39,391)	$(143,523)	$(92,618)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(143,003)	$(92,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	20,823	15,204
Depreciation and amortization	15,200	12,694
Change in estimated fair value of contingent consideration	13,987	10,096
Payments from change in fair value of contingent consideration	(4,247)	(3,602)
Amortization of debt discount and issuance costs	766	5,522
Loss on allowance for inventory	1,741	962
Loss on early extinguishment of debt	7,578	—
Other	2,368	3,226
Changes in operating assets and liabilities:
Accounts receivable	(777)	4,056
Tax receivable	(132)	17,011
Inventory	(2,060)	(764)
Prepaid expenses and other current and non-current assets	(2,204)	(1,224)
Change in lease assets and liabilities, net	(492)	5,492
Accounts payable	(2,917)	(632)
Accrued expenses	9,070	5,313
Deferred revenue, current and non-current	(5,700)	—
Other current and non-current liabilities	(2,127)	(453)
Net cash used in operating activities	(92,126)	(19,978)
Cash Flows From Investing Activities:
Proceeds from the sale/maturity of marketable debt securities	217,325	242,064
Purchase of marketable debt securities	(206,529)	(406,000)
Purchase of fixed assets	(148)	(4,598)
Purchase of intangible assets	(16,579)	(8,979)
Net cash used in investing activities	(5,931)	(177,513)
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(1,050)	(1,050)
Payment of acquisition-related contingent consideration	(1,271)	(1,399)
Proceeds from issuances of 2029 convertible senior notes	316,250	—
Payment of debt issuance costs	(9,882)	—
Repurchase of 2025 convertible senior notes including premium	(211,324)	—
Proceeds from exercise of stock options	947	3,074
Proceeds from issuances under the employee stock purchase plan	1,529	1,275
Proceeds from the issuance of common stock, net of issuance costs	—	189,278
Proceeds from the issuance of common stock in At-the-Market equity offering, net of issuance costs	19,545	4,878
Net cash provided by financing activities	114,744	196,056
Effect of exchange rate changes on cash	(2,681)	(49)
Net increase (decrease) in cash and cash equivalents	14,006	(1,484)
Cash and cash equivalents, beginning of year	165,753	84,772
Cash and cash equivalents, end of period	$179,759	$83,288
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2022						Three Months Ended June 30, 2021
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - March 31	63,510,277	$6	$1,021,542	$(1,695)	$(811,712)	$208,141	60,435,730	$6	$1,002,687	$(262)	$(639,742)	$362,689
Share based compensation	—	—	12,352	—	—	12,352	—	—	7,288	—	—	7,288
Issuance of common stock under the equity incentive plan and proceeds from exercise	250,598	—	824	—	—	824	176,259	—	319	—	—	319
Employee stock purchase program purchase and expense	77,175	—	1,815	—	—	1,815	98,887	—	1,496	—	—	1,496
Foreign currency translation adjustments	—	—	—	1,416	—	1,416	—	—	—	(227)	—	(227)
Unrealized loss on marketable debt securities	—	—	—	(803)	—	(803)	—	—	—	(152)	—	(152)
Other	—	—	—	—	—	—	—	—	(98)	—	—	(98)
Net loss	—	—	—	—	(67,032)	(67,032)	—	—	—	—	(39,012)	(39,012)
Balance - June 30	63,838,050	$6	$1,036,533	$(1,082)	$(878,744)	$156,713	60,710,876	$6	$1,011,692	$(641)	$(678,754)	$332,303

	Six Months Ended June 30, 2022						Six Months Ended June 30, 2021
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	62,491,498	$6	$1,068,634	$(562)	$(765,966)	$302,112	52,248,431	$5	$797,985	$(902)	$(585,875)	$211,213
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(74,945)	—	30,225	(44,720)	—	—		—	—
Share based compensation	—	—	20,287	—	—	20,287	—	—	14,767	—	—	14,767
Issuance of common stock under the equity incentive plan and proceeds from exercise	567,777	—	947	—	—	947	646,872	—	3,074	—	—	3,074
Employee stock purchase program purchase and expense	77,175	—	2,065	—	—	2,065	98,887		1,710	—	—	1,710
Equity offering, net of issuance costs	—	—	—	—	—	—	7,532,500	1	189,278	—	—	189,279
Issuance of common stock under At-The-Market offering, net of issuance costs of $0.6 million and $0.2 million	701,600	—	19,545	—	—	19,545	184,186	—	4,878	—	—	4,878
Foreign currency translation adjustments	—	—	—	1,487	—	1,487	—	—	—	875	—	875
Unrealized loss on debt securities	—	—	—	(2,007)	—	(2,007)	—	—	—	(614)	—	(614)
Net loss	—	—	—	—	(143,003)	(143,003)	—	—	—	—	(92,879)	(92,879)
Balance - June 30	63,838,050	$6	$1,036,533	$(1,082)	$(878,744)	$156,713	60,710,876	$6	$1,011,692	$(641)	$(678,754)	$332,303
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
The ongoing novel coronavirus (COVID-19) pandemic has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the six months ended June 30, 2022, these governmental actions and similar actions that may be enacted in the future, and the widespread economic disruption arising from the pandemic, have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.
Clinical Programs:
Sparsentan is a novel investigational product candidate and has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerois (FSGS) and immunoglobulin A nephropathy (IgAN) in the U.S. and Europe. Sparsentan is currently being evaluated in two pivotal Phase 3 clinical studies in rare kidney diseases.
Pegtibatinase (TVT-058) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union. Pegtibatinase is currently being evaluated in the Phase 1/2 COMPOSE Study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. The Company acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
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
Research and Development Expenses
Research and development includes expenses related to sparsentan, pegtibatinase, and the Company's other pipeline programs. The Company expenses all research and development costs as they are incurred. The Company's research and development costs are composed of salaries and bonuses, benefits, share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices, and associated overhead expenses and facilities costs. The Company charges direct internal and external program costs to the respective development programs. The Company also incurs indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at June 30, 2022 as such royalties are not yet probable and estimable.
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
The following table summarizes net product sales for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Bile acid products	$25,534	$24,974	$50,609	$46,938
Tiopronin products	25,416	29,643	46,784	55,086
Total net product sales	$50,950	$54,617	$97,393	$102,024

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
The Company concluded that Vifor Pharma represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct from the promise to provide clinical development services resulting in two performance obligations. As a result, the Company allocated $12.0 million of the transaction price, based on the performance obligations' relative standalone selling prices, to the license, which was recognized in full in 2021. The remaining $43.0 million of the transaction price was allocated to the clinical development activities and recorded as deferred revenue, which will be recognized over the development period based upon the ratio of costs incurred to date to the total estimated costs. For the three and six month ended June 30, 2022, the Company recognized $3.2 million and $5.3 million, respectively, in license and collaboration revenue, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of June 30, 2022 was $28.7 million. Of this amount, $12.5 million was classified as current as of June 30, 2022, based upon amounts expected to be realized within the next year.
In February 2021, the Company entered into a limited co-promotion agreement with Albireo Pharma, Inc. ("Albireo"), whereby the Company's Cholbam dedicated sales representatives devoted a portion of their efforts to promoting Albireo's product, Bylvay (odevixibat), in the United States following the July 2021 launch of the product. The initial term of the arrangement was two years from the July 2021 launch of Bylvay, terminable at will by either party after one year following launch. In June 2022, the Company and Albireo mutually agreed to terminate the co-promotion agreement upon the one year anniversary of the launch, with such termination effective July 20, 2022. For the three and six months ended June 30, 2022, the Company recognized $0.8 million and $1.5 million, respectively, offset against selling, general, and administrative expenses. For the three and six months ended June 30, 2021, the Company recognized $0.5 million and $0.5 million, respectively, offset against selling, general, and administrative expenses.

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of June 30, 2022 and December 31, 2021 were composed of available-for-sale corporate and government debt securities. These securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value that are determined to be the result of credit losses, if any, on available-for-sale securities are included in other income or expense. Unrealized losses that are determined to be credit-related are also recorded as an allowance against the amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
During the six months ended June 30, 2022, investment activity for the Company included $217.3 million in maturities and $206.5 million in purchases, all relating to debt-based marketable securities.
Marketable debt securities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Marketable debt securities:
Commercial paper	$160,850	$127,379
Corporate debt securities	206,139	233,319
Securities of government sponsored entities	6,425	26,431
Total marketable debt securities	$373,414	$387,129

The following is a summary of short-term marketable debt securities classified as available-for-sale as of June 30, 2022 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$161,361	$—	$(511)	$160,850
Corporate debt securities	Less than 1	163,995	—	(1,243)	162,752
Securities of government-sponsored entities	Less than 1	5,500	—	(81)	5,419
Total maturity less than 1 year		330,856	—	(1,835)	329,021
Corporate debt securities	1 to 2	43,997	—	(610)	43,387
Securities of government-sponsored entities	1 to 2	1,035	—	(29)	1,006
Total maturity 1 to 2 years		45,032	—	(639)	44,393
Total available-for-sale marketable debt securities		$375,888	$—	$(2,474)	$373,414
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2021 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$127,435	$—	$(56)	$127,379
Corporate debt securities	Less than 1	113,001	—	(98)	112,903
Securities of government-sponsored entities	Less than 1	21,909	—	(5)	21,904
Total maturity less than 1 year		262,345	—	(159)	262,186
Corporate debt securities	1 to 2	120,705	—	(289)	120,416
Securities of government-sponsored entities	1 to 2	4,549	—	(22)	4,527
Total maturity 1 to 2 years		125,254	—	(311)	124,943
Total available-for-sale securities		$387,599	$—	$(470)	$387,129
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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of June 30, 2022 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$160,850	$511	$—	$—	$160,850	$511
Corporate debt securities	177,471	1,601	28,668	252	206,139	1,853
Securities of government-sponsored entities	5,445	90	980	20	6,425	110
Total	$343,766	$2,202	$29,648	$272	$373,414	$2,474

The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of December 31, 2021 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$122,380	$56	$—	$—	$122,380	$56
Corporate debt securities	231,879	387	—	—	231,879	387
Securities of government-sponsored entities	26,431	27	—	—	26,431	27
Total	$380,690	$470	$—	$—	$380,690	$470
As of June 30, 2022 and December 31, 2021, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $375.9 million and $381.2 million, respectively.
As of June 30, 2022 and December 31, 2021, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The increase in unrealized losses for the six months ending June 30, 2022 was primarily due to increases in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Uncertainty surrounding the COVID-19 pandemic, as well as other factors unknown to us at this time, may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

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
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The Company consolidated other current assets and accrued liabilities of $0.3 million as of June 30, 2022. The results of operations were not significant for the three and six months ended June 30, 2022. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit of the Company.

NOTE 7.  LEASES
As of June 30, 2022, the Company had one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with our ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to our borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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

Following is a schedule of the future minimum rental commitments for our operating leases reconciled to the lease liability and ROU asset as of June 30, 2022 (in thousands):

June 30, 2022
2022	$3,019
2023	6,200
2024	6,386
2025	6,578
2026	6,775
Thereafter	11,760
Total undiscounted future minimum payments	40,718
Present value discount	(7,236)
Total lease liability	33,482
Unamortized lease incentives	(6,067)
Cash payments in excess of straight-line lease expense	(5,505)
Total ROU asset	$21,910

For the three and six months ended June 30, 2022, the Company recorded $1.3 million and $2.5 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances. For the three and six months ended June 30, 2021, the Company recorded $1.2 million and $2.4 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Discount rates used to determine the fair value at June 30, 2022 and December 31, 2021 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
June 30, 2022	6.50%	7.00%	8.14%
December 31, 2021	6.25%	7.25%	6.48%
Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of June 30, 2022, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $65.5 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $315.5 million, which were estimated utilizing market quotations, and are considered Level 2.

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2022 (in thousands):

	As of June 30, 2022
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$179,759	$179,759	$—	$—
Debt securities, available-for-sale	373,414	—	373,414	—
Total	$553,173	$179,759	$373,414	$—
Liabilities:
Business combination-related contingent consideration	$75,700	$—	$—	$75,700
Total	$75,700	$—	$—	$75,700
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
The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the six months ended June 30, 2022 (in thousands):

Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
Balance at January 1, 2022	$67,100
Changes in the fair value of contingent consideration	13,987
Contractual payments	(2,685)
Contractual payments included in accrued liabilities at June 30, 2022	(2,702)
Balance at June 30, 2022	$75,700
For the three and six months ended June 30, 2022, the Company incurred charges of $4.9 million and $14.0 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. In both periods, the value changed due to the timing of future payments and changes in market driven discount rates.
For the three and six months ended June 30, 2021, the Company incurred charges of $1.5 million and $10.1 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. In both periods, the value changed due to the timing of future payments and changes in market driven discount rates.

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize a drug technology compound including sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Consolidated Balance Sheets in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through June 30, 2022, the Company has capitalized $15.0 million for contractual milestone payments under the Ligand License Agreement. Should the Company commercialize sparsentan or any products containing related compounds, the Company will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.
As of June 30, 2022, the net book value of amortizable intangible assets was approximately $149.0 million.
The following table sets forth amortizable intangible assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Finite-lived intangible assets	$299,345	$283,557
Less: accumulated amortization	(150,361)	(136,058)
Net carrying value	$148,984	$147,499
As of June 30, 2022 and December 31, 2021, the Company had goodwill of $0.9 million.
The following table summarizes amortization expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,625	$288	$1,911	$574
Selling, general and administrative	5,946	5,848	12,216	11,514
Total amortization expense	$7,571	$6,136	$14,127	$12,088

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	June 30, 2022	December 31, 2021
2.25% convertible senior notes due 2029	$316,250	$—
2.50% convertible senior notes due 2025	68,904	276,000
Unamortized debt discount	—	(46,045)
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(9,448)	—
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(1,016)	(3,374)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$374,690	$226,581
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At June 30, 2022, accrued interest on the 2029 Notes of $2.2 million is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The Company incurred approximately $9.9 million of debt issuance costs relating to the issuance of the 2029 Notes, which were recorded as a reduction to the 2029 Notes on the Condensed Consolidated Balance Sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the 2029 Notes using the effective interest method. We determined the expected life of the debt is equal to the seven-year term of the 2029 Notes. The effective interest rate on the 2029 Notes is 2.74%.
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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At June 30, 2022, accrued interest of $0.5 million is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on early extinguishment of debt on its Condensed Consolidated Statements of Operations for the six months ending June 30, 2022, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of June 30, 2022 was $68.9 million.
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
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at June 30, 2022.
The 2025 and 2029 Notes are classified on the Company's Condensed Consolidated Balance Sheets at June 30, 2022 as long-tern convertible debt.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$2,210	$1,725	$4,053	$3,450
Amortization of debt discount	—	2,560	—	5,071
Amortization of debt issuance costs	429	226	766	451
Total interest expense for the 2025 and 2029 Notes	$2,639	$4,511	$4,819	$8,972

NOTE 11. ACCRUED EXPENSES
Accrued expenses at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Research and development	$25,763	$26,841
Compensation related costs	22,871	25,998
Sales discounts, rebates, and allowances	14,169	7,493
Accrued royalties	7,501	8,402
Selling, general and administrative	6,244	3,144
Miscellaneous accrued expenses	6,146	3,302
Total accrued expenses	$82,694	$75,180

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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended June 30,
	2022			2021
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	63,638,385	$(67,032)	$(1.05)	60,571,259	$(39,012)	$(0.64)

	Six Months Ended June 30,
	2022			2021
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	63,387,009	$(143,003)	$(2.26)	58,431,770	$(92,879)	$(1.59)
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options	10,313,152	9,367,565	10,090,259	9,298,480
Convertible debt	11,697,952	7,113,402	10,026,309	7,113,402
Restricted stock	2,160,842	1,591,426	2,031,149	1,614,123
Total anti-dilutive shares	24,171,946	18,072,393	22,147,717	18,026,005

NOTE 13.  COMMITMENTS AND CONTINGENCIES
Contingencies
In October 2021, our Kolbam distributor in France notified us that the French authorities were seeking reimbursement for a portion of Kolbam sales in France during the periods from 2015-2020. During this period, the Company had aggregate revenues from sales of Kolbam in France of approximately $8.0 million. At this time, the Company is not able to estimate the potential liability that may be incurred, if any.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2022:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,886,284	$20.26	6.27	$96,577
Granted	1,543,270	27.33
Exercised	(76,053)	12.45
Forfeited/canceled	(101,296)	24.11
Outstanding at June 30, 2022	10,252,205	$21.34	6.29	$53,798
At June 30, 2022, unamortized stock compensation for stock options was $39.7 million, with a weighted-average recognition period of 2.8 years.
At June 30, 2022, outstanding options to purchase 6.8 million shares of common stock were exercisable with a weighted-average exercise price per share of $19.87.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the six months ended June 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,473,949	$21.88
Granted	1,040,118	26.74
Vested	(474,224)	21.26
Forfeited/canceled	(35,933)	23.73
Unvested at June 30, 2022	2,003,910	$24.52
At June 30, 2022, unamortized stock compensation for service based restricted stock units was $42.5 million, with a weighted-average recognition period of 2.9 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the six months ended June 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	52,500	$18.73
Granted	117,208	27.50
Vested	(17,500)	25.26
Forfeited/canceled	—	—
Unvested at June 30, 2022	152,208	$24.73
At June 30, 2022, unamortized stock compensation for performance based restricted stock units was $2.7 million, with a weighted-average recognition period of 1.6 years.
Share-Based Compensation
The following table sets forth total share-based compensation for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$3,684	$2,845	$6,852	$5,847
Selling, general and administrative	8,953	4,665	13,971	9,357
Total	$12,637	$7,510	$20,823	$15,204

NOTE 15.  INCOME TAXES
For the six months ended June 30, 2022, we recognized income tax expense of $0.1 million as compared to an income tax expense of $0.4 million for the six months ended June 30, 2021.

NOTE 16. INVENTORY
Inventory, net of reserves, consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$4,673	$5,205
Work in process	653	255
Finished goods	2,306	1,853
Total inventory	$7,632	$7,313
The inventory reserve was $3.9 million and $4.1 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 17. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $16.7 million and $15.9 million at June 30, 2022 and December 31, 2021, respectively. The total reserves for both periods were immaterial.
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included gross proceeds of $20.1 million from the settlement of 701,600 shares sold under the ATM Agreement in the six months ended June 30, 2022. As of June 30, 2022, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.
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
Uncertainty Related to the COVID-19 Pandemic
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the six months ended June 30, 2022, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. As of June 30, 2022 and as of the date of this report, the majority of our labor force is still working remotely, at least part of the time, which could, among other things, negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. Remote work operations also heighten the risk of cyber-attacks and make it more difficult for companies to protect their confidential information. Circumstances arising from the pandemic have slowed and could continue to slow the pace of enrollment in our clinical trials or otherwise hinder patients' abilities to comply with the clinical trial protocols and could ultimately delay the availability of results and analysis of outcomes. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While to date we have not experienced a material reduction in demand for our commercialized products as a result of the pandemic, we could experience a decrease in new patient identification and increased requests for patient assistance due to increased levels of unemployment, either of which would negatively impact our revenues and hinder our cash flows. Similarly, we could face challenges with regard to healthcare programs, including access and changes in coverage. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that, together with rising interest rates, could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We had $553.2 million in cash and cash equivalents and marketable debt securities as of June 30, 2022, which we believe provides sufficient capital to fund our operations for at least the next twelve months. While we have not yet experienced a material impact to date, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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

In March 2022, we submitted a New Drug Application ("NDA") to the FDA under Subpart H for accelerated approval of sparsentan for the treatment of IgAN. In May 2022, we announced that the FDA had accepted and granted Priority Review of our NDA under Subpart H for accelerated approval of sparsentan for the treatment of IgAN. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) target action date of November 17, 2022.
We and Vifor (International) Ltd. ("Vifor Pharma"), with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, are submitting an application for conditional marketing authorization ("CMA") of sparsentan for the treatment of IgAN in Europe, with a review decision, assuming acceptance of the application, expected in the second half of 2023.
•Focal segmental glomerulosclerosis ("FSGS") is a leading cause of end-stage kidney disease (ESKD) and nephrotic syndrome. There are currently no FDA-approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX study of sparsentan in FSGS. The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (Up/C) ≤1.5 g/g and a >40% reduction in Up/C from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). A preliminary review of the results from the interim analysis suggest that, as of the data cut-off, sparsentan has been generally well-tolerated and the overall safety results have been generally comparable between treatment groups. The confirmatory primary endpoint of the DUPLEX Study to support full regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. Consistent with the DUPLEX Study protocol, patients will continue in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis. The DUPLEX Study is fully enrolled and topline results from the confirmatory endpoint are expected in the first half of 2023.
In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that additional data would be needed to potentially support a submission for accelerated approval under subpart H. We and the FDA subsequently aligned on a plan for us to provide the FDA with additional eGFR data from a 2022 data-cut to potentially support a submission for accelerated approval for FSGS. We provided the FDA with such additional eGFR data from the ongoing DUPLEX Study in the first half of 2022 and held a subsequent Type A meeting with the FDA to discuss the data and the potential for a submission for accelerated approval. Following review of the data, the FDA has communicated that it does not deem such data sufficiently supportive for an accelerated approval submission, but indicated that the DUPLEX Study as designed maintains the potential for full approval pending completion of the study. We are planning to continue the study to completion which is expected to occur in the first half of 2023, and file for traditional approval thereafter.
Pending completion of the DUPLEX Study and data supportive of approval, we and Vifor Pharma are targeting to submit by the end of 2023 a subsequent variation of sparsentan for the treatment of FSGS in Europe. If sparsentan receives marketing authorization in any of the licensed territories, Vifor Pharma will be responsible for all commercialization activities in such licensed territories. We remain responsible for the clinical development of sparsentan and will retain all rights to sparsentan in the United States and rest of world outside of the licensed territories, provided that Vifor Pharma has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.
Pegtibatinase (TVT-058)
Pegtibatinase (TVT-058) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system complications. It is estimated that there are at least 3,500 people living with HCU in the United States with similar numbers in Europe. Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union. Pegtibatinase is currently being evaluated in the Phase 1/2 COMPOSE Study, a double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU.
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

Results of Operations
Results of operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Net Product Sales
The following table provides information regarding net product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net product revenues by product:
Bile acid products	$25,534	$24,974	$560	$50,609	$46,938	$3,671
Tiopronin products	25,416	29,643	(4,227)	46,784	55,086	(8,302)
Total net product revenues	$50,950	$54,617	$(3,667)	$97,393	$102,024	$(4,631)
The decrease in total net product revenues for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to a decrease in Thiola sales, partially offset by an increase in sales of bile acid products.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Cost of goods sold	$2,051	$1,651	$400	$4,189	$3,296	$893
Research and development	59,681	51,807	7,874	116,292	99,753	16,539
Selling, general and administrative	52,979	34,965	18,014	99,767	71,743	28,024
Change in fair value of contingent consideration	4,907	1,509	3,398	13,987	10,096	3,891
	$119,618	$89,932	$29,686	$234,235	$184,888	$49,347
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
For the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, our research and development expenses increased by $7.9 million and $16.5 million, respectively, due to increased headcount and medical affairs activities to support the continued advancement of the sparsentan and pegtibatinase programs, including a net increase in external service provider costs of $2.0 million and $5.2 million, respectively, across all programs. Internal personnel costs in combination with increased headcount to support these programs also increased by $5.9 million and $11.4 million, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share-based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, our selling, general and administrative expenses increased by $18.0 million and $28.0 million, respectively, largely due to increased headcount as a result of operational growth and commercial launch preparations.
Change in the valuation of contingent consideration
For the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, the change in fair value of contingent consideration is due to the passage of time, updated revenue projections and changes in market driven discount rates.

Other Income (Expenses)
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Interest income	$782	$988	$(206)	$1,060	$1,397	$(337)
Interest expense	(2,972)	(4,852)	1,880	(5,487)	(10,173)	4,686
Loss on early extinguishment of debt	—	—	—	(7,578)	—	(7,578)
Other income (expense), net	662	216	$446	688	(877)	1,565
	$(1,528)	$(3,648)	$2,120	$(11,317)	$(9,653)	$(1,664)
The change in our other income (expenses) for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 of $2.1 million is primarily due to reduced interest expense, which resulted from the adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") as debt discount is no longer amortized. The change in our other income (expenses) for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 of $1.7 million is primarily due to loss on early extinguishment of debt in connection with the partial repurchase of the Convertible Senior Notes due 2025, offset by reduced interest expense due to adoption of ASU 2020-06.
Income Tax Benefit (Provision)
For the six months ended June 30, 2022, we recognized an income tax expense of $0.1 million as compared to an income tax expense of $0.4 million for the six months ended June 30, 2021.
At June 30, 2022, we had $7.8 million of unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the six months ended June 30, 2022.

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
We had the following balances at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash and Cash Equivalents	$179,759	$165,753
Marketable debt securities	373,414	387,129
Accumulated Deficit	(878,744)	(765,966)
Stockholders' Equity	156,713	302,112
Net Working Capital*	$462,285	$458,739
Net Working Capital Ratio**	4.71	4.70
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included gross proceeds of $20.1 million from the settlement of 701,600 shares sold under the ATM Agreement in the six months ended June 30, 2022. As of June 30, 2022, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.
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
Operating Leases
Future Minimum Rental Commitments
We have future minimum rental commitments totaling $40.7 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize a drug technology compound including sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Condensed Consolidated Balance Sheets in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through June 30, 2022, we have capitalized $15.0 million for contractual milestone payments under the Ligand License Agreement. Should we commercialize sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.
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

Borrowings
The composition of our convertible senior notes are as follows (in thousands):

	June 30, 2022	December 31, 2021
2.25% convertible senior notes due 2029	$316,250	$—
2.50% convertible senior notes due 2025	68,904	276,000
Unamortized debt discount	—	(46,045)
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(9,448)	—
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(1,016)	(3,374)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$374,690	$226,581
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
We received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting the commissions and offering expenses of $9.9 million. At June 30, 2022, accrued interest on the 2029 Notes of $2.2 million is included in accrued expenses in the accompany Condensed Consolidated Balance Sheets. The 2029 Notes comprise our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
We incurred approximately $9.9 million of debt issuance costs relating to the issuance of the 2029 Notes, which were recorded as a reduction to the 2029 Notes on the Condensed Consolidated Balance Sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the 2029 Notes using the effective interest method.

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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by us. At June 30, 2022, accrued interest on the 2025 Notes of $0.5 million is included in accrued expenses in the accompany Condensed Consolidated Balance Sheets. The 2025 Notes comprise our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, we repurchased $207.1 million of aggregate principal amount of the 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between us and holders of the 2025 Notes participating in the issuance of the 2029 Notes. We recorded a $7.6 million loss on early extinguishment of debt on its Condensed Consolidated Statements of Operations for the six months ending June 30, 2022, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of June 30, 2022 was $68.9 million.
Interest Expense
Total interest expense recognized for the three and six months ended June 30, 2022 was $3.0 million and $5.5 million, respectively. Total interest expense recognized for the three and six months ended June 30, 2021 was $4.9 million and $10.2 million, respectively.
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
Cash Flows
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2022 was $92.1 million compared to cash used of $20.0 million for the six months ended June 30, 2021. The increase in cash used was primarily attributable to increased research and development and sales, general and administrative expenses.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2022 was $5.9 million compared to cash used of $177.5 million for the six months ended June 30, 2021. The change was due to the decrease in net purchases of marketable debt securities as a result of the net decrease in financing proceeds.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2022 was $114.7 million compared to cash provided of $196.1 million for the six months ended June 30, 2021. The decrease in cash provided was due to the February 2021 issuance of stock through an underwritten public offering that provided $189.3 million, offset by net proceeds of $95.4 million from the March 2022 issuance of the 2029 Notes and repurchase of the 2025 Notes.
Other Matters
Adoption of New Accounting Standards
See Note 2 to our unaudited Condensed Consolidated Financial Statements in this report for a discussion of adoption of new accounting standards.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited Condensed Consolidated Financial Statements in this report for a discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for information about critical accounting estimates as well as a description of our other significant accounting policies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of June 30, 2022, we had cash equivalents and marketable debt securities of approximately $553.2 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $1.7 million impact on our investments.

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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not be able to initiate or continue clinical trials in the rare diseases on which we are focused if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or foreign regulatory agencies. In addition, as other companies and researchers may be concurrently developing therapies for the same or similar indications that we are focused on, we could face competition for a limited number of patients, investigators and clinical trial sites willing to participate in clinical trials. Our inability to enroll and maintain a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
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
* Communications and/or feedback from the FDA or EMA related to our current or planned future clinical trials does not guarantee any particular outcome from regulatory review for such clinical trials, and expedited regulatory review pathways may not actually lead to a faster development or regulatory review or approval process.
Communications and/or feedback from the FDA or EMA related to our current or future clinical trials does not guarantee any particular outcome from regulatory review for such clinical trials, and expedited regulatory review pathways may not actually lead to a faster development or regulatory review or approval process.
In 2018 we initiated the following Phase 3 clinical trials of sparsentan: 1) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the “DUPLEX Study”), and 2) a single Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of IgAN (the “PROTECT Study”).  We initiated the DUPLEX Study and the PROTECT Study under the Subpart H pathway for potential accelerated approval in the United States, and potential Conditional Marketing Authorization in Europe, in both jurisdictions based on change in proteinuria.  Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints. In March 2022, we submitted an NDA to the FDA under Subpart H for accelerated approval of sparsentan for the treatment of IgAN. In May 2022, we announced that the FDA had accepted and granted Priority Review of our NDA under Subpart H for accelerated approval of sparsentan for the treatment of IgAN. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) target action date of November 17, 2022, however there is no guarantee that the FDA will provide a decision on the application by the target action date.
In August 2022, following engagements with the FDA around the potential to file an NDA under Subpart H for accelerated approval of sparsentan for the treatment of FSGS, and feedback from the FDA instead indicating support solely for filing for traditional approval pending completion of the DUPLEX Study, we announced our updated plan (i) to pursue traditional approval for FSGS in the United States following receipt of the full two-year eGFR data from the DUPLEX Study, which is expected in the first half of 2023 and (jj) that we and Vifor Pharma are submitting an application for CMA of sparsentan for the treatment of IgAN in Europe, and that pending completion of the DUPLEX Study and data supportive of approval, we and Vifor Pharma are targeting to submit by the end of 2023 a subsequent variation of sparsentan for the treatment of FSGS in Europe. There is no guarantee that the data from the DUPLEX Study will support a regulatory submission in the United States or Europe.
We expect that the FDA’s and EMA’s (if the EMA agrees to review a regulatory submission for conditional marketing authorization) determination as to whether the sufficiency of the data from the PROTECT Study supports an accelerated approval (FDA)/conditional marketing authorization (EMA) in either jurisdiction will be made during the application review process based on the totality of the data, including eGFR data available for review from the respective studies. There can be no assurance that the FDA or EMA will deem our achievement of any interim endpoint or measurement in the PROTECT Study to be sufficient to grant accelerated approval or Conditional Marketing Authorization for sparsentan for the treatment of IgAN, or that our timelines will not be delayed notwithstanding the availability of an expedited regulatory review pathway (such as the accelerated approval).
Although the FDA has accepted our submission for accelerated approval of sparsentan for IgAN, there can be no assurance that the study will proceed as planned and there can be no guarantee that the FDA will grant accelerated approval or that the EMA will grant Conditional Marketing Authorization in the EU for sparsentan for IgAN. Furthermore, even if sparsentan is granted accelerated approval for IgAN, there can be no assurance that the post-marketing confirmatory data will support full approval of sparsentan as a treatment for IgAN, or that our timelines will not be delayed notwithstanding the accelerated approval.
In addition, because both the DUPLEX Study and PROTECT Study are evaluating the same compound for the treatment of chronic kidney diseases and utilizing similar endpoints, the risk of success or failure for the two studies may, depending on the outcomes of the studies, end up being correlated.
Although the FDA has granted Fast Track and Breakthrough Therapy designations to pegtibatinase (TVT-058) for the treatment of HCU, there is no guarantee that we will be able to reach agreement with the FDA on the study design for a proposed Phase 3 trial of pegtibatinase (TVT-058) or that pegtibatinase (TVT-058) will be approved for HCU in the future, on an expedited timeline or at all. We intend to use a surrogate endpoint, change in total homocysteine (tHcy) level, as a biomarker to demonstrate efficacy in the future Phase 3 pivotal trial and to support a future marketing application for TVT-058 for the treatment of HCU. While we have commenced discussions with the FDA regarding the use of this biomarker to support a future approval under the traditional pathway, we will need to have further interactions with the FDA as part of the routine regulatory advancement of the program and will need to confirm with the FDA the use of total homocysteine as the pivotal endpoint for the study and align with the FDA on the details of the study, as well as on other elements of the program such as matters related to chemistry, manufacturing and controls.
Obtaining access to an expedited program (such as Fast Track and Breakthrough Therapy designations) may not in fact lead to faster development timelines or achieve faster review or approval than conventional FDA procedures. We may experience delays in approval timelines attributable to, among other things, acquiring sufficient supply of our product to conduct clinical trials, identifying and resolving issues relating to chemistry, manufacturing and controls, or conducting additional preclinical or clinical studies. In addition, the FDA may withdraw access to an expedited program if it believes the access or designation is no longer supported by the data from our program.
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

The third-party clinical investigators and contract research organizations that we rely upon to conduct our clinical trials may not be diligent, careful or timely, and may make mistakes, in the conduct of our trials.
We depend on third-party clinical investigators and contract research organizations (“CROs”) to conduct our clinical trials under agreements with us. The CROs play a significant role in the conduct of our clinical trials. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. The third-party clinical investigators are not our employees and we cannot control the timing or amount of resources they devote to our studies. If their performance is substandard, it could delay or prevent approval of our FDA applications. Moreover, these third-party investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If third-party investigators and CROs allocate their resources to assist our competitors at our expense, it could harm our competitive position. In response to the COVID-19 pandemic, we have engaged or intend to engage providers of home health and remote monitoring services to assist with the ongoing conduct of our clinical trials in an effort to mitigate disruption caused by COVID-19 related issues. The introduction of new third parties into our ongoing clinical trials increases the risks associated with our dependence on third parties, including the risk that substandard performance by, or competing interests of, such third parties could have a negative impact on our clinical trials. Furthermore, there is no guarantee that the utilization of such home health providers or remote monitoring services will be successful in mitigating disruptions to our clinical trials caused by the COVID-19 pandemic.
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
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our products, including Thiola, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In May 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and additional generic alternatives may be approved in the future. During the three and six months ended June 30, 2022, we experienced a decrease in total net product revenues compared to the three and six months ended June 30, 2021, which was due in part to competition from generic tiopronin tablets. Our future net product revenues from Thiola may continue to be impacted by competition from existing or additional generic alternatives to Thiola.
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
If we are unable to maintain our sales force for our products, we may not be able to generate sufficient product revenue in the United States. Similarly, if Vifor does not effectively engage or maintain its sales force for sparsentan, our ability to recognize milestone payments and royalties from the Licensed Territories will be adversely affected.
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
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We do not have, and do not expect to obtain, patent protection for Thiola, Chenodal or Cholbam. Additionally, although we have a pending U.S. patent application directed to Thiola EC and/or its use for treating cystinuria, we do not know whether this or any future patent applications will result in a granted patent covering Thiola EC. More generally, we may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been executive, judicial, Congressional, and political challenges to certain aspects of the PPACA. For example, former President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act ("Tax Act") includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amended the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA and the Infrastructure Investment and Jobs Act, will stay in effect through 2030 unless additional Congressional action is taken. The COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, the Centers for Medicare & Medicaid Services ("CMS") issued an interim final rule implementing President Trump’s Most Favored Nation ("MFN") executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform measures. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Also, there have been reports that the U.S. government is considering targeted price controls and reference pricing based on foreign single-payer country access policies, which, if implemented, could adversely affect our revenues.
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
We intend to rely on third-party manufacturers for the long-term commercial supply of our development stage product candidates, including sparsentan and pegtibatinase (TVT-058). We expect the manufacturers of each product candidate to, at least initially and potentially for a significant period of time, be single source suppliers to us. Reliance on third-party manufacturers entails risks to which we may not be subject if we manufactured our product candidates or products ourselves, including:
•reliance on the third party for regulatory compliance and quality assurance;
•limitations on supply availability resulting from capacity and scheduling constraints of the third parties, which has been exacerbated with the ongoing COVID-19 pandemic and the global supply chain disruptions;
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
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our preclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, significant increases in inflation and global supply chain disruptions, as well as past and potential future disruptions related to the COVID-19 pandemic and potential future disruptions related to Russia's invasion of Ukraine and global geopolitical tension, have had and may continue to have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, in 2021 a membrane used in pegtibatinase (TVT-058) drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing and we continue to see challenges with securing materials used in the pegtibatinase manufacturing process that are in short supply as a result of the pandemic. While we believe our contingency plans will enable us to continue the ongoing clinical study of pegtibatinase (TVT-058) with the currently available clinical supplies, there is no guarantee that we will not face additional shortages of this membrane, or other materials necessary to manufacture pegtibatinase (TVT-058) or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.
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
To induce valuable employees to remain at our company, in addition to salary, cash incentives and other employee benefits, we have provided stock options and restricted stock unit ("RSU") awards that vest over time. The value to employees of stock options and RSU awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Current market conditions and the potential for extreme stock price volatility exacerbates this risk. Despite our efforts to retain valuable employees, members of our management, scientific, development and commercial teams may terminate their employment with us on short notice. All of our employees have at-will employment, which means that they could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of any of our employees.
If we fail to effectively manage our hiring and retention needs, our ability to meet our strategic objectives and our business and operating results may be adversely impacted.
* The ongoing impacts of the COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition.
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
The timelines and conduct of our ongoing clinical trials previously have been, and may in the future be affected by the COVID-19 pandemic. For example, in 2020 we experienced a reduction in the rates of patient enrollment in our ongoing clinical trials as a result of the pandemic. While we remain in close contact with our CROs, clinical sites and suppliers in an attempt to manage and mitigate the impacts that the ongoing COVID-19 pandemic may have on our clinical trials and projected timelines and we have implemented certain mitigating measures in accordance with COVID-19 related FDA guidance in an effort to ensure the ongoing safety of the patients in our clinical trials and the continued collection of high quality data, there is no guarantee that such efforts will be successful. As challenging as conducting clinical trials is during normal times, the risks, operational challenges and costs of conducting clinical trials has increased substantially during the pandemic. In addition, restrictions caused by the ongoing COVID-19 pandemic may result in impediments to obtaining biopsies, which could impact the ability to timely obtain diagnoses of IgAN or FSGS.
Beginning in March 2020, substantially all of our workforce began working remotely either all or substantially all of the time as a result of applicable stay-at-home and shelter-in-place orders. As of the date of this report, the majority of our workforce is still working remotely, at least part of the time. The effects of these orders and our related remote-work policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Remote work operations also heighten the risk of cyber-attacks and make it more difficult for us to protect our confidential information. In addition, as the applicable orders have recently begun to be lifted and certain of our employees begin to return to the office, we cannot guarantee that our workforce will not face an outbreak that could adversely impact our operations.
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
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct Phase 3 clinical trials of sparsentan, and conduct any other later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. Our expenses have and may continue to increase as a result of increasing inflation in the Unites States and abroad. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. General market conditions, including increases in interest rates and stock price volatility, and ongoing issues arising from the COVID-19 pandemic, Russia's invasion of Ukraine and global geopolitical tensions, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all.
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
•the impacts of inflation and resulting cost increases;
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
* The market price for shares of our common stock may be volatile and purchasers of our common stock could incur substantial losses.
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
•general economic, industry and market conditions, including the impacts thereon of rising inflation and interest rates, the COVID19 pandemic, Russia's invasion of Ukraine and global geopolitical tensions;
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
In February 2021, we entered into a limited co-promotion arrangement with Albireo Pharma, Inc. ("Albireo"), providing for our Cholbam dedicated sales representatives to dedicate a portion of their efforts to promoting Albireo's product, Bylvay (odevixibat), in the United States following approval. In July 2021, Albireo announced that the U.S. Food & Drug Administration ("FDA") has approved Bylvay (odevixibat) for the treatment of pruritis in patients with Progressive Familial Intrahepatic Cholestasis ("PFIC"). In addition to our activities in connection with promoting our own products, if our or Albireo's sales representatives violate or are perceived to have violated any applicable regulatory requirement in promoting Bylvay (odevixibat), we could become subject to investigations, litigation, and/or penalties as described above, reputational harm, as well as contractual liabilities associated with the Albireo co-promotion agreement, any of which could have a material adverse effect on our business. The limited co-promotion agreement terminated in July 2022, in accordance with our mutual agreement with Albireo to terminate the agreement upon the one-year anniversary of the July 2021 launch.
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
* We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. In addition, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, but not limited to, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Additional data privacy and security legislation has been proposed at the federal, state, and local levels in recent years, which, along with existing laws, could increase our potential liability, increase compliance costs, or adversely affect our business.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, the EU GDPR imposes significant and complex burdens on processing personal data, particularly for processing “special category personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our conduct of clinical trials and is of interest to relevant regulators. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, under the EU GDPR, individuals may initiate litigation related to processing of their personal data, as well as consumer protection organizations authorized at law to represent data subjects' interests.
In addition, privacy advocates and industry groups around the world have proposed, and may propose, standards with which we are legally or contractually bound to comply. We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Additionally, we may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU, the UK, Switzerland or in other foreign jurisdictions) or prevent us from conducting business in certain countries. Additionally, we are aware of regulatory decisions and actions that have prevented companies from transferring data across boarders. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. As we incorporate the new SCCs into our contractual arrangements, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.
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
In the ordinary course of our business, we and our third-party service providers may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists", organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war in Ukraine, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Similarly, supply chain attacks have increased in frequency. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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
Our operations, and those of our third-party manufacturers, CROs and other contractors and consultants, could be subject to disruptions resulting from earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemic or epidemics, wars and other geopolitical conflicts (including related to Russia's invasion of Ukraine), and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
General Risk Factors
* Unstable market, economic and geopolitical conditions, including as a result of the ongoing COVID-19 pandemic, Russia's invasion of Ukraine and global geopolitical tension, may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions, including as a result of the ongoing COVID-19 pandemic, Russia's invasion of Ukraine and global geopolitical tension, and may experience disruptions in the future. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
Other international and geopolitical events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.
* Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for increased future disclosures, we may be, or be perceived by certain stakeholders to be, as not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed ESG reporting requirements, which, if approved, would significantly increase our costs. In addition, we currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors declining to invest in our common stock.

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

10.1†
Retirement and Transition Agreement dated April 19, 2022, between the Company and Laura Clague (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 20, 2022).

10.2†	Travere Therapeutics, Inc. 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 12, 2022).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2022	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Laura Clague
		Name:	Laura Clague
		Title:	Chief Financial Officer