Form 10-Q
period 2022-09-30
Travere Therapeutics, Inc.
filed 2022-10-27
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of October 25, 2022 was 64,173,570.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended September 30, 2022

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
•Communications and/or feedback from the U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) related to our current or planned future clinical trials does not guarantee any particular outcome from or timeline for regulatory review for such clinical trials, and expedited regulatory review pathways may not actually lead to a faster development or regulatory review or approval process.
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
•The commercial success of Chenodal, Cholbam, Thiola and, if approved, sparsentan, depends on them being considered to be effective drugs with advantages over other therapies.
•We are subject to generic competition, and recent developments relating to generic competition for pharmaceutical products could cause our product sales and business to be negatively impacted. Patent litigation is expensive, time-consuming and unpredictable and there is no guarantee that we will be successful if we pursue it.
•Changes in reimbursement practices of third-party payers, or patients' access to insurance coverage, could affect the demand for our products and/or the prices at which they are sold.
•We are dependent on third parties to manufacture and distribute our pharmaceutical products who may not fulfill their obligations.
•If we are unable to maintain an effective and specialized sales force, we will not be able to commercialize our products in the United States successfully, including sparsentan, if approved.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$151,337	$165,753
Marketable debt securities, at fair value	354,989	387,129
Accounts receivable, net	12,670	15,914
Inventory, net	7,297	7,313
Prepaid expenses and other current assets	8,549	6,718
Total current assets	534,842	582,827
Property and equipment, net	9,557	11,106
Operating lease right of use assets	21,253	23,196
Intangible assets, net	149,469	148,435
Other assets	11,094	11,069
Total assets	$726,215	$776,633
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,010	$15,144
Accrued expenses	88,383	75,180
Deferred revenue, current portion	11,383	16,268
Business combination-related contingent consideration, current portion	7,300	7,400
Operating lease liabilities, current portion	4,233	3,908
Other current liabilities	5,723	6,188
Total current liabilities	131,032	124,088
Convertible debt	375,117	226,581
Deferred revenue, less current portion	12,919	20,379
Business combination-related contingent consideration, less current portion	68,900	59,700
Operating lease liabilities, less current portion	28,267	31,497
Other non-current liabilities	9,304	12,276
Total liabilities	625,539	474,521
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 64,150,510, and 62,491,498 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	1,048,767	1,068,634
Accumulated deficit	(948,400)	(765,966)
Accumulated other comprehensive income (loss)	303	(562)
Total stockholders' equity	100,676	302,112
Total liabilities and stockholders' equity	$726,215	$776,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net product sales	$50,790	$54,174	$148,183	$156,198
License and collaboration revenue	2,706	14,043	7,967	14,043
Total revenue	53,496	68,217	156,150	170,241
Operating expenses:
Cost of goods sold	1,675	1,592	5,864	4,888
Research and development	59,256	48,407	175,548	148,160
Selling, general and administrative	57,519	36,065	157,286	107,808
Change in fair value of contingent consideration	3,180	13,864	17,167	23,960
Total operating expenses	121,630	99,928	355,865	284,816
Operating loss	(68,134)	(31,711)	(199,715)	(114,575)
Other income (expenses), net:
Interest income	2,101	360	3,161	1,757
Interest expense	(2,892)	(4,899)	(8,379)	(15,072)
Loss on extinguishment of debt	—	—	(7,578)	—
Other income (expense), net	(586)	654	102	(223)
Total other expense, net	(1,377)	(3,885)	(12,694)	(13,538)
Loss before income tax provision	(69,511)	(35,596)	(212,409)	(128,113)
Income tax provision	(145)	(43)	(250)	(405)
Net loss	$(69,656)	$(35,639)	$(212,659)	$(128,518)

Basic and diluted net loss per common share	$(1.09)	$(0.59)	$(3.34)	$(2.17)
Basic and diluted weighted average common shares outstanding	64,033,759	60,803,045	63,604,962	59,230,881
Comprehensive loss:
Net loss	$(69,656)	$(35,639)	$(212,659)	$(128,518)
Foreign currency translation gain	2,596	216	4,083	1,091
Unrealized loss on marketable debt securities	(1,211)	(100)	(3,218)	(714)
Comprehensive loss	$(68,271)	$(35,523)	$(211,794)	$(128,141)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2022						Three Months Ended September 30, 2021
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - June 30	63,838,050	$6	$1,036,533	$(1,082)	$(878,744)	$156,713	60,710,876	$6	$1,011,692	$(641)	$(678,754)	$332,303
Share based compensation	—	—	8,464	—	—	8,464	—	—	6,757	—	—	6,757
Issuance of common stock under the equity incentive plan and proceeds from exercise	312,460	—	3,408	—	—	3,408	307,353	—	3,605	—	—	3,605
Employee stock purchase program purchase and expense	—	—	362	—	—	362	—	—	228	—	—	228
Foreign currency translation adjustments	—	—	—	2,596	—	2,596	—	—	—	216	—	216
Unrealized loss on marketable debt securities	—	—	—	(1,211)	—	(1,211)	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(69,656)	(69,656)	—	—	—	—	(35,639)	(35,639)
Balance - September 30	64,150,510	$6	$1,048,767	$303	$(948,400)	$100,676	61,018,229	$6	$1,022,282	$(525)	$(714,393)	$307,370

	Nine Months Ended September 30, 2022						Nine Months Ended September 30, 2021
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	62,491,498	$6	$1,068,634	$(562)	$(765,966)	$302,112	52,248,431	$5	$797,985	$(902)	$(585,875)	$211,213
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(74,945)	—	30,225	(44,720)	—	—	—	—	—	—
Share based compensation	—	—	28,751	—	—	28,751	—	—	21,524	—	—	21,524
Issuance of common stock under the equity incentive plan and proceeds from exercise	880,237	—	4,354	—	—	4,354	954,225	—	6,679	—	—	6,679
Employee stock purchase program purchase and expense	77,175	—	2,428	—	—	2,428	98,887	—	1,938	—	—	1,938
Equity offering, net of issuance costs of $12.2 million	—	—	—	—	—	—	7,532,500	1	189,278	—	—	189,279
Issuance of common stock under At-The-Market offering, net of issuance costs of $0.6 million and $0.2 million, respectively	701,600	—	19,545	—	—	19,545	184,186	—	4,878	—	—	4,878
Foreign currency translation adjustments	—	—	—	4,083	—	4,083	—	—	—	1,091	—	1,091
Unrealized loss on marketable debt securities	—	—	—	(3,218)	—	(3,218)	—	—	—	(714)	—	(714)
Net loss	—	—	—	—	(212,659)	(212,659)	—	—	—	—	(128,518)	(128,518)
Balance - September 30	64,150,510	$6	$1,048,767	$303	$(948,400)	$100,676	61,018,229	$6	$1,022,282	$(525)	$(714,393)	$307,370
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(212,659)	$(128,518)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share based compensation	29,649	22,190
Depreciation and amortization	23,778	20,567
Change in estimated fair value of contingent consideration	17,167	23,960
Payments from change in fair value of contingent consideration	(6,449)	(5,675)
Amortization of debt discount and issuance costs	1,194	8,356
Loss on allowance for inventory	2,070	1,372
Loss on extinguishment of debt	7,578	—
Other	3,658	5,028
Changes in operating assets and liabilities:
Accounts receivable	3,264	2,577
Tax receivable	(396)	17,006
Inventory	(2,053)	(380)
Prepaid expenses and other current and non-current assets	(1,562)	(2,045)
Change in lease assets and liabilities, net	(738)	5,823
Accounts payable	(364)	(4,325)
Accrued expenses	15,229	6,233
Deferred revenue, current and non-current	(8,898)	40,153
Other current and non-current liabilities	(2,119)	(237)
Net cash (used in) provided by operating activities	(131,651)	12,085
Cash Flows From Investing Activities:
Proceeds from the sale/maturity of marketable debt securities	329,612	376,099
Purchase of marketable debt securities	(301,104)	(502,141)
Purchase of fixed assets	(161)	(4,947)
Purchase of intangible assets	(24,199)	(14,004)
Net cash provided by (used in) investing activities	4,148	(144,993)
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(1,575)	(1,575)
Payment of business combination-related contingent consideration	(1,875)	(2,065)
Proceeds from issuances of 2029 convertible senior notes	316,250	—
Payment of debt issuance costs	(9,882)	—
Repurchase of 2025 convertible senior notes including premium	(211,324)	—
Proceeds from exercise of stock options	4,354	6,679
Proceeds from issuances under the employee stock purchase plan	1,529	1,275
Proceeds from the issuance of common stock, net of issuance costs	—	189,278
Proceeds from the issuance of common stock in At-the-Market equity offering, net of issuance costs	19,545	4,878
Net cash provided by financing activities	117,022	198,470
Effect of exchange rate changes on cash	(3,935)	(7)
Net (decrease) increase in cash and cash equivalents	(14,416)	65,555
Cash and cash equivalents, beginning of year	165,753	84,772
Cash and cash equivalents, end of period	$151,337	$150,327
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
The ongoing novel coronavirus (COVID-19) pandemic has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the nine months ended September 30, 2022, these governmental actions and similar actions that may be enacted in the future, and the widespread economic disruption arising from the pandemic, have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.
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
Preclinical Programs:
The Company is a participant in a Cooperative Research and Development Agreement ("CRADA"), which forms a multi-stakeholder approach to pool resources with leading experts, and incorporate the patient perspective early in the therapeutic identification and development process. The Company is partnering with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and a leading patient advocacy organization, Alagille Syndrome Alliance, aimed at the identification of potential small molecule therapeutics for Alagille syndrome ("ALGS"). There are no treatment options currently approved for ALGS. The Company is no longer pursuing the identification of potential small molecule therapeutics for NGLY1 deficiency.
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
Clinical Trial Expenses
The Company records expenses in connection with clinical trials under contracts with contract research organizations (CROs) that support conducting and managing clinical trials in research and development expenses. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up and initiation activities, enrollment and treatment of patients, or the completion of other clinical trial activities.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at September 30, 2022 as such royalties are not yet probable and estimable.
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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, health care providers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. Our historical experience is that such adjustments to the provision have been immaterial.
Government Rebates: The Company calculates the rebates that it will be obligated to provide to government programs and deduct these estimated amounts from its gross product sales at the time the revenues are recognized. Allowances for government rebates and discounts are established based on actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs. Rebate discounts are included in other current liabilities in the accompanying consolidated balance sheets.
Commercial Rebates: The Company calculates the rebates it incurs due to contracts with certain commercial payers and deduct these amounts from its gross product sales at the time the revenues are recognized. Allowances for commercial rebates are established based on actual payer information, which is reasonably estimated at the time of delivery. Rebate discounts are included in other current liabilities in the accompanying consolidated balance sheets.
Prompt Pay Discounts: The Company offers discounts to certain customers for prompt payments. The Company accrues for the calculated prompt pay discount based on the gross amount of each invoice for those customers at the time of sale.
Product Returns: Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. Generally, shipments are only made upon a patient prescription thus returns are minimal.
Co-pay Assistance: The Company offers a co-pay assistance program, which is intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an identification of claims and the cost per claim associated with product that has been recognized as revenue.
The following table summarizes net product sales for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Bile acid products	$25,420	$24,353	$76,029	$71,291
Tiopronin products	25,370	29,821	72,154	84,907
Total net product sales	$50,790	$54,174	$148,183	$156,198

NOTE 4. COLLABORATION AND LICENSE AGREEMENTS
On September 15, 2021, the Company entered into a license and collaboration agreement (“License Agreement”) with Vifor (International) Ltd. (“CSL Vifor”), pursuant to which the Company granted an exclusive license to CSL Vifor for the commercialization of sparsentan in Europe, Australia and New Zealand ("Licensed Territories"). CSL Vifor also has first right of negotiation to expand the licensed territories into Canada, China, Brazil and/ or Mexico. Under the terms of the License Agreement, the Company received an upfront payment of $55.0 million and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. The Company is also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the Licensed Territories.
Under the License Agreement, CSL Vifor will be responsible for all commercialization activities in the Licensed Territories. The Company remains responsible for the worldwide clinical development of sparsentan through regulatory approval as defined and will retain all rights to sparsentan in the United States and rest of world outside of the Licensed Territories. Development costs for any post regulatory approval development activities, subject to approval by both parties, will be borne by the Company and CSL Vifor as defined, respectively. The License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for sparsentan in the licensed territories. Each party has the right to terminate the License Agreement for the other party’s uncured material breach, insolvency or if the time required for performance under the License Agreement by the other party is extended due to a force majeure event that continues for six months or more.

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
The Company concluded that CSL Vifor represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct from the promise to provide clinical development services resulting in two performance obligations. As a result, the Company allocated $12.0 million of the transaction price, based on the performance obligations' relative standalone selling prices, to the license, which was recognized in full in 2021. The remaining $43.0 million of the transaction price was allocated to the clinical development activities and recorded as deferred revenue, which will be recognized over the development period based upon the ratio of costs incurred to date to the total estimated costs. For the three and nine months ended September 30, 2022, the Company recognized $2.7 million and $8.0 million, respectively, in license and collaboration revenue, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of September 30, 2022 was $24.3 million. Of this amount, $11.4 million was classified as current as of September 30, 2022, based upon amounts expected to be realized within the next year.
In February 2021, the Company entered into a limited co-promotion agreement with Albireo Pharma, Inc. ("Albireo"), whereby the Company's Cholbam dedicated sales representatives devoted a portion of their efforts to promoting Albireo's product, Bylvay (odevixibat), in the United States following the July 2021 launch of the product. The initial term of the arrangement was two years from the July 2021 launch of Bylvay, terminable at will by either party after one year following launch. In June 2022, the Company and Albireo mutually agreed to terminate the co-promotion agreement upon the one year anniversary of the launch, with such termination effective July 20, 2022. For the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $1.7 million, respectively, offset against selling, general, and administrative expenses. For the three and nine months ended September 30, 2021, the Company recognized $0.6 million and $1.1 million, respectively, offset against selling, general, and administrative expenses.

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of September 30, 2022 and December 31, 2021 were composed of available-for-sale corporate and government debt securities. These securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value that are determined to be the result of credit losses, if any, on available-for-sale securities are included in other income or expense. Unrealized losses that are determined to be credit-related are also recorded as an allowance against the amortized cost basis. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
During the nine months ended September 30, 2022, investment activity for the Company included $329.6 million in maturities and $301.1 million in purchases, all relating to debt-based marketable securities.
Marketable debt securities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Marketable debt securities:
Commercial paper	$132,541	$127,379
Corporate debt securities	202,630	233,319
Securities of government sponsored entities	19,818	26,431
Total marketable debt securities	$354,989	$387,129

The following is a summary of short-term marketable debt securities classified as available-for-sale as of September 30, 2022 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$133,313	$—	$(772)	$132,541
Corporate debt securities	Less than 1	160,540	—	(1,739)	158,801
Securities of government-sponsored entities	Less than 1	5,525	—	(114)	5,411
Total maturity less than 1 year		299,378	—	(2,625)	296,753
Corporate debt securities	1 to 2	44,678	—	(849)	43,829
Securities of government-sponsored entities	1 to 2	14,613	—	(206)	14,407
Total maturity 1 to 2 years		59,291	—	(1,055)	58,236
Total available-for-sale marketable debt securities		$358,669	$—	$(3,680)	$354,989
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2021 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$127,435	$—	$(56)	$127,379
Corporate debt securities	Less than 1	113,001	—	(98)	112,903
Securities of government-sponsored entities	Less than 1	21,909	—	(5)	21,904
Total maturity less than 1 year		262,345	—	(159)	262,186
Corporate debt securities	1 to 2	120,705	—	(289)	120,416
Securities of government-sponsored entities	1 to 2	4,549	—	(22)	4,527
Total maturity 1 to 2 years		125,254	—	(311)	124,943
Total available-for-sale securities		$387,599	$—	$(470)	$387,129
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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of September 30, 2022 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$132,541	$772	$—	$—	$132,541	$772
Corporate debt securities	142,689	2,140	59,941	448	202,630	2,588
Securities of government-sponsored entities	17,376	263	2,442	57	19,818	320
Total	$292,606	$3,175	$62,383	$505	$354,989	$3,680

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
As of September 30, 2022 and December 31, 2021, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $358.7 million and $381.2 million, respectively.
As of September 30, 2022 and December 31, 2021, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The increase in unrealized losses for the nine months ending September 30, 2022 was primarily due to increases in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Uncertainty surrounding the COVID-19 pandemic, as well as other factors unknown to us at this time, may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

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
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The Company consolidated other current assets and accrued liabilities of $0.4 million as of September 30, 2022. The results of operations were not significant for the three and nine months ended September 30, 2022. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit of the Company.

NOTE 7.  LEASES
As of September 30, 2022, the Company had one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with our ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to our borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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

Following is a schedule of the future minimum rental commitments for our operating leases reconciled to the lease liability and ROU asset as of September 30, 2022 (in thousands):

September 30, 2022
2022	$1,513
2023	6,200
2024	6,386
2025	6,578
2026	6,775
Thereafter	11,760
Total undiscounted future minimum payments	39,212
Present value discount	(6,712)
Total lease liability	32,500
Unamortized lease incentives	(5,820)
Cash payments in excess of straight-line lease expense	(5,427)
Total ROU asset	$21,253

For the three and nine months ended September 30, 2022, the Company recorded $1.2 million and $3.7 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances. For the three and nine months ended September 30, 2021, the Company recorded $1.2 million and $3.6 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Discount rates used to determine the fair value at September 30, 2022 and December 31, 2021 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
September 30, 2022	7.50%	7.75%	7.07%
December 31, 2021	6.25%	7.25%	6.48%
Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of September 30, 2022, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $68.4 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $321.2 million, which were estimated utilizing market quotations, and are considered Level 2.

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2022 (in thousands):

	As of September 30, 2022
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$151,337	$151,337	$—	$—
Marketable debt securities, available-for-sale	354,989	—	354,989	—
Total	$506,326	$151,337	$354,989	$—
Liabilities:
Business combination-related contingent consideration	$76,200	$—	$—	$76,200
Total	$76,200	$—	$—	$76,200
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
The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the nine months ended September 30, 2022 (in thousands):

Fair Value Measurements of Business Combination-Related Contingent Consideration (Level 3)
Balance at January 1, 2022	$67,100
Changes in the fair value of contingent consideration	17,167
Contractual payments	(5,387)
Contractual payments included in accrued liabilities at September 30, 2022	(2,680)
Balance at September 30, 2022	$76,200
For the three and nine months ended September 30, 2022, the Company incurred charges of $3.2 million and $17.2 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. In both periods, the value changed due to the timing of future payments and changes in market driven discount rates.
For the three and nine months ended September 30, 2021, the Company incurred charges of $13.9 million and $24.0 million, respectively, in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the change in fair value of the contingent consideration liabilities. In both periods, the value changed due to the timing of future payments and changes in market driven discount rates.

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize a drug technology compound including sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Consolidated Balance Sheets in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through September 30, 2022, the Company has capitalized $18.4 million for contractual milestone payments under the Ligand License Agreement. Should the Company commercialize sparsentan or any products containing related compounds, the Company will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.
As of September 30, 2022, the net book value of amortizable intangible assets was approximately $148.5 million.
The following table sets forth amortizable intangible assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Finite-lived intangible assets	$306,787	$283,557
Less: accumulated amortization	(158,254)	(136,058)
Net carrying value	$148,533	$147,499
As of September 30, 2022 and December 31, 2021, the Company had goodwill of $0.9 million.
The following table summarizes amortization expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,906	$292	$3,817	$866
Selling, general and administrative	6,163	6,052	18,379	17,566
Total amortization expense	$8,069	$6,344	$22,196	$18,432

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	September 30, 2022	December 31, 2021
2.25% convertible senior notes due 2029	$316,250	$—
2.50% convertible senior notes due 2025	68,904	276,000
Unamortized debt discount	—	(46,045)
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(9,099)	—
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(938)	(3,374)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$375,117	$226,581
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At September 30, 2022, accrued interest on the 2029 Notes of $0.6 million is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At September 30, 2022, accrued interest of $0.1 million is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt on its Condensed Consolidated Statements of Operations for the nine months ending September 30, 2022, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of September 30, 2022 was $68.9 million.
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
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at September 30, 2022.
The 2025 and 2029 Notes are classified on the Company's Condensed Consolidated Balance Sheets at September 30, 2022 as long-tern convertible debt.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$2,170	$1,725	$6,223	$5,175
Amortization of debt discount	—	2,609	—	7,680
Amortization of debt issuance costs	428	226	1,194	677
Total interest expense for the 2025 and 2029 Notes	$2,598	$4,560	$7,417	$13,532

NOTE 11. ACCRUED EXPENSES
Accrued expenses at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Compensation related costs	$29,981	$25,998
Research and development	27,962	26,841
Sales discounts, rebates, and allowances	13,366	7,493
Accrued royalties	7,449	8,402
Selling, general and administrative	7,235	3,144
Miscellaneous accrued expenses	2,390	3,302
Total accrued expenses	$88,383	$75,180

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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended September 30,
	2022			2021
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	64,033,759	$(69,656)	$(1.09)	60,803,045	$(35,639)	$(0.59)

	Nine Months Ended September 30,
	2022			2021
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	63,604,962	$(212,659)	$(3.34)	59,230,881	$(128,518)	$(2.17)
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options	10,035,309	9,332,608	10,071,741	9,309,981
Convertible debt	11,697,952	7,113,402	10,589,646	7,113,402
Restricted stock	2,310,545	1,538,792	2,090,305	1,588,737
Total anti-dilutive shares	24,043,806	17,984,802	22,751,692	18,012,120

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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,886,284	$20.26	6.27	$96,577
Granted	1,591,270	27.35
Exercised	(361,020)	12.06		5,018
Forfeited/canceled	(193,088)	24.98
Outstanding at September 30, 2022	9,923,446	$21.60	6.14	$42,961
At September 30, 2022, unamortized stock compensation for stock options was $35.2 million, with a weighted-average recognition period of 2.6 years.
At September 30, 2022, outstanding options to purchase 6.8 million shares of common stock were exercisable with a weighted-average exercise price per share of $20.18.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the nine months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,473,949	$21.88
Granted	1,349,918	26.71
Vested	(501,717)	21.11
Forfeited/canceled	(76,648)	24.23
Unvested at September 30, 2022	2,245,502	$24.88
At September 30, 2022, unamortized stock compensation for service based restricted stock units was $45.6 million a weighted-average recognition period of 2.8 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the nine months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	52,500	$18.73
Granted	127,048	27.54
Vested	(17,500)	25.26
Forfeited/canceled	—	—
Unvested at September 30, 2022	162,048	$24.93
At September 30, 2022, unamortized stock compensation for performance based restricted stock units was $2.5 million, with a weighted-average recognition period of 1.4 years.
Share-Based Compensation
The following table sets forth total share-based compensation for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$3,393	$2,630	$10,245	$8,477
Selling, general and administrative	5,433	4,356	19,404	13,713
Total share-based compensation	$8,826	$6,986	$29,649	$22,190

NOTE 15. INVENTORY
Inventory, net of reserves, consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$4,064	$5,205
Work in process	857	255
Finished goods	2,376	1,853
Total inventory	$7,297	$7,313
The inventory reserve was $4.1 million and $4.1 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $12.7 million and $15.9 million at September 30, 2022 and December 31, 2021, respectively. The total reserves for both periods were immaterial.
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included gross proceeds of $20.1 million from the settlement of 701,600 shares sold under the ATM Agreement in the nine months ended September 30, 2022. As of September 30, 2022, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.
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
Uncertainty Related to the COVID-19 Pandemic
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the nine months ended September 30, 2022, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. As of September 30, 2022 and as of the date of this report, the majority of our labor force is still working remotely, at least part of the time, which could, among other things, negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. Remote work operations also heighten the risk of cyber-attacks and make it more difficult for companies to protect their confidential information. Circumstances arising from the pandemic have slowed and could continue to slow the pace of enrollment in our clinical trials or otherwise hinder patients' abilities to comply with the clinical trial protocols and could ultimately delay the availability of results and analysis of outcomes. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While to date we have not experienced a material reduction in demand for our commercialized products as a result of the pandemic, we could experience a decrease in new patient identification and increased requests for patient assistance due to increased levels of unemployment, either of which would negatively impact our revenues and hinder our cash flows. Similarly, we could face challenges with regard to healthcare programs, including access and changes in coverage. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that, together with rising interest rates, could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We had $506.3 million in cash and cash equivalents and marketable debt securities as of September 30, 2022, which we believe provides sufficient capital to fund our operations for at least the next twelve months. While we have not yet experienced a material impact to date, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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
In March 2022, we submitted a New Drug Application ("NDA") to the FDA under Subpart H for accelerated approval of sparsentan for the treatment of IgAN. In May 2022, we announced that the FDA had accepted and granted Priority Review of our NDA under Subpart H for accelerated approval of sparsentan for the treatment of IgAN. The FDA originally assigned a Prescription Drug User Fee Act (PDUFA) target action date of November 17, 2022. During the late cycle review interactions, the FDA requested that we expand our proposed REMS to include liver monitoring, consistent with certain other approved products in the endothelin receptor antagonist class. In October 2022, we submitted an updated REMS plan in response to the FDA's request and the FDA has subsequently notified us that the PDUFA target action date has been extended to February 17, 2023.
We are currently expanding our organization in preparation for the potential launch of sparsentan in the United States.
In August 2022, we and Vifor (International) Ltd. ("CSL Vifor"), with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, announced that the European Medicines Agency ("EMA") had accepted for review the conditional marketing authorization application of sparsentan for the treatment of IgAN in Europe. A review decision is expected in the second half of 2023.
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
Pending completion of the DUPLEX Study and data supportive of approval, we and CSL Vifor are targeting to submit by the end of 2023 a subsequent variation of sparsentan for the treatment of FSGS in Europe. If sparsentan receives marketing authorization in any of the licensed territories, CSL Vifor will be responsible for all commercialization activities in such licensed territories. We remain responsible for the clinical development of sparsentan and will retain all rights to sparsentan in the United States and rest of world outside of the licensed territories, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.
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

Based on these results, we are in the process of engaging with regulators to establish next steps for a pivotal development program to ultimately support potential approval of pegtibatinase for the treatment of HCU. In parallel, we have initiated one additional cohort in the COMPOSE Study to inform and refine formulation work for future development and commercial purposes and to further evaluate the dose response curve for pegtibatinase.
We acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
Chenodal
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. While indicated for radiolucent stones in the gallbladder, Chenodal has been recognized as the standard of care for cerebrotendinous xanthomatosis (CTX) for more than three decades, although it is not currently labeled for this indication. CTX is a rare, progressive and underdiagnosed bile acid synthesis disorder affecting many parts of the body. In September 2022, we were granted Fast Track designation by the FDA for the investigation of Chenodal for CTX. In January 2020, we randomized the first patients in our Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX, and the study enrollment remains open. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States.
Preclinical Programs
We are a participant in a Cooperative Research and Development Agreement ("CRADA"), which forms a multi-stakeholder approach to pool resources with leading experts, and incorporate the patient perspective early in the therapeutic identification and development process. We are partnering with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and a leading patient advocacy organization, Alagille Syndrome Alliance, aimed at the identification of potential small molecule therapeutics for Alagille syndrome ("ALGS"). There are no treatment options currently approved for ALGS. We are no longer pursuing the identification of potential small molecule therapeutics for NGLY1 deficiency.
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

Results of Operations
Results of operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Revenue
The following table provides information regarding net product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Net product revenues by product:
Bile acid products	$25,420	$24,353	$1,067	$76,029	$71,291	$4,738
Tiopronin products	25,370	29,821	(4,451)	72,154	84,907	(12,753)
Total net product revenues	50,790	54,174	(3,384)	148,183	156,198	(8,015)
License and collaboration revenue	2,706	14,043	(11,337)	7,967	14,043	(6,076)
Total revenue	$53,496	$68,217	$(14,721)	$156,150	$170,241	$(14,091)
The decrease in total net product revenues for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to a decrease in Thiola net sales as a result of generic competition, partially offset by an increase in organic sales of our bile acid products.
The decrease in license and collaboration revenue for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to the recognition of $12.0 million in license revenue upon entering into the CSL Vifor License Agreement in September 2021.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Cost of goods sold	$1,675	$1,592	$83	$5,864	$4,888	$976
Research and development	59,256	48,407	10,849	175,548	148,160	27,388
Selling, general and administrative	57,519	36,065	21,454	157,286	107,808	49,478
Change in fair value of contingent consideration	3,180	13,864	(10,684)	17,167	23,960	(6,793)
	$121,630	$99,928	$21,702	$355,865	$284,816	$71,049
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
For the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, our research and development expenses increased by $10.8 million and $27.4 million, respectively, due to increased headcount and medical affairs activities to support the continued advancement of the sparsentan and pegtibatinase programs, including a net increase in external service provider costs of $6.6 million and $11.7 million, respectively, across all programs. Internal personnel costs in combination with increased headcount to support these programs also increased by $4.3 million and $15.7 million, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses include salaries and bonuses, benefits, non-cash share-based compensation, professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, our selling, general and administrative expenses increased by $21.5 million and $49.5 million, respectively. The overall increases were primarily due to increased headcount as a result of operational growth, and commercial launch preparations in anticipation of the potential U.S. launch of sparsentan, including increases in employee-related costs of $10.4 million and $23.9 million, respectively, and increases in commercial support expenses of $5.3 million and $10.1 million, respectively.
Change in the valuation of contingent consideration
For the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, the change in fair value of contingent consideration is due to the passage of time, updated revenue projections and changes in market driven discount rates.

Other Income (Expenses)
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Interest income	$2,101	$360	$1,741	$3,161	$1,757	$1,404
Interest expense	(2,892)	(4,899)	2,007	(8,379)	(15,072)	6,693
Loss on extinguishment of debt	—	—	—	(7,578)	—	(7,578)
Other income (expense), net	(586)	654	$(1,240)	102	(223)	325
	$(1,377)	$(3,885)	$2,508	$(12,694)	$(13,538)	$844
The change in our total other expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 of $2.5 million is primarily due to reduced interest expense, which resulted from the adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") as debt discount is no longer amortized. The change in our total other expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 of $0.8 million is primarily due to loss on extinguishment of debt in connection with the partial repurchase of the Convertible Senior Notes due 2025, offset by reduced interest expense due to adoption of ASU 2020-06.
Income Tax Benefit (Provision)
For the nine months ended September 30, 2022, we recognized an income tax expense of $0.3 million as compared to an income tax expense of $0.4 million for the nine months ended September 30, 2021.
At September 30, 2022, we had $7.8 million of unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the nine months ended September 30, 2022.

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
We had the following balances at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cash and Cash Equivalents	$151,337	$165,753
Marketable debt securities	354,989	387,129
Accumulated Deficit	(948,400)	(765,966)
Stockholders' Equity	100,676	302,112
Net Working Capital*	$403,810	$458,739
Net Working Capital Ratio**	4.08	4.70
* Current assets less current liabilities. **Current assets divided by current liabilities.
Collaboration and License Proceeds
License and Collaboration Agreement with CSL Vifor
On September 15, 2021, we entered into a License Agreement with CSL Vifor, pursuant to which we granted an exclusive license to CSL Vifor for the commercialization of sparsentan in the Licensed Territories. Under the terms of the License Agreement, we received an upfront payment of $55.0 million in September 2021, and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the Licensed Territories.

The Agreement includes a sublicense to CSL Vifor under our license agreement with Ligand Pharmaceuticals, Inc. (“Ligand”). We remain obligated to make payments to Ligand upon achievement of certain regulatory and sales milestones, as well as an escalating annual royalty between 15 percent and 17 percent of global net sales of licensed products.
Equity Offerings
2021 Underwritten Public Offering of Common Stock
In February 2021, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price of $26.75 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were $189.3 million.
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included gross proceeds of $20.1 million from the settlement of 701,600 shares sold under the ATM Agreement in the nine months ended September 30, 2022. As of September 30, 2022, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.
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
Operating Leases
Future Minimum Rental Commitments
We have future minimum rental commitments totaling $39.2 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize a drug technology compound including sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Condensed Consolidated Balance Sheets in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through September 30, 2022, we have capitalized $18.4 million for contractual milestone payments under the Ligand License Agreement. Should we commercialize sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products.
Acquisition of Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase (TVT-058). We acquired Orphan by purchasing all of the outstanding shares. In exchange for the shares, we made an upfront cash payment at closing of $90.0 million plus closing adjustments, net liabilities assumed, and transaction expenses of $1.2 million, $1.8 million, and $4.2 million, respectively. Under the Stock Purchase Agreement ("the Agreement"), we also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted.
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

Borrowings
The composition of our convertible senior notes are as follows (in thousands):

	September 30, 2022	December 31, 2021
2.25% convertible senior notes due 2029	$316,250	$—
2.50% convertible senior notes due 2025	68,904	276,000
Unamortized debt discount	—	(46,045)
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(9,099)	—
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(938)	(3,374)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$375,117	$226,581
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
We received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting the commissions and offering expenses of $9.9 million. At September 30, 2022, accrued interest on the 2029 Notes of $0.6 million is included in accrued expenses in the accompany Condensed Consolidated Balance Sheets. The 2029 Notes comprise our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by us. At September 30, 2022, accrued interest on the 2025 Notes of $0.1 million is included in accrued expenses in the accompany Condensed Consolidated Balance Sheets. The 2025 Notes comprise our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, we repurchased $207.1 million of aggregate principal amount of the 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between us and holders of the 2025 Notes participating in the issuance of the 2029 Notes. We recorded a $7.6 million loss on extinguishment of debt on its Condensed Consolidated Statements of Operations for the nine months ending September 30, 2022, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of September 30, 2022 was $68.9 million.
Interest Expense
Total interest expense recognized for the three and nine months ended September 30, 2022 was $2.9 million and $8.4 million, respectively. Total interest expense recognized for the three and nine months ended September 30, 2021 was $4.9 million and $15.1 million, respectively.
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
•the timing of, and costs involved in, commercial activities, including product marketing, sales and distribution;

•our ability to obtain regulatory approval for, and successfully commercialize, sparsentan for one or both of the indications we are currently pursuing;
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
•the emergence of competing technologies or other adverse market or technological developments; and
•the impacts of inflation and resulting cost increases.
Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies.
Cash Flows
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2022 was $131.7 million compared to cash provided of $12.1 million for the nine months ended September 30, 2021. The increase in cash used was primarily attributable to increased research and development and sales, general and administrative expenses. The receipt of the $55.0 million upfront payment in September 2021 in connection with the CSL Vifor License Agreement also contributed to the change.
Cash Flows from Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2022 was $4.1 million compared to cash used of $145.0 million for the nine months ended September 30, 2021. The change was due to the decrease in net purchases of marketable debt securities in which funds received in the February 2021 underwritten public offering of common stock contributed to a more significant investment in those securities.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2022 was $117.0 million compared to cash provided of $198.5 million for the nine months ended September 30, 2021. The decrease in cash provided was due to the February 2021 issuance of stock through an underwritten public offering that provided $189.3 million, offset by net proceeds of $95.4 million from the March 2022 issuance of the 2029 Notes and repurchase of the 2025 Notes.
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of September 30, 2022, we had cash equivalents and marketable debt securities of approximately $506.3 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $2.0 million impact on our investments.

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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
* Communications and/or feedback from the FDA or EMA related to our current or planned future clinical trials does not guarantee any particular outcome from or timeline for regulatory review for such clinical trials, and expedited regulatory review pathways may not actually lead to a faster development or regulatory review or approval process.
Communications and/or feedback from the FDA or EMA related to our current or future clinical trials does not guarantee any particular outcome from or timeline for regulatory review for such clinical trials, and expedited regulatory review pathways may not actually lead to a faster development or regulatory review or approval process.
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
In March 2022, we submitted an NDA to the FDA under Subpart H for accelerated approval of sparsentan for the treatment of IgAN. In May 2022, we announced that the FDA had accepted and granted Priority Review of our NDA under Subpart H for accelerated approval of sparsentan for the treatment of IgAN. The FDA originally assigned a Prescription Drug User Fee Act (PDUFA) target action date of November 17, 2022. During the late cycle review interactions, the FDA requested that we expand our proposed REMS to include liver monitoring, consistent with certain other approved products in the endothelin receptor antagonist class. In October 2022, we submitted an updated REMS plan in response to the FDA's request and the FDA has subsequently notified us that the PDUFA target action date has been extended to February 17, 2023. However, there is no guarantee that the FDA will provide a decision on the application by the extended target action date, or that the FDA will not raise additional requirements prior to acting on the application. In addition, in August 2022, we and CSL Vifor announced that the EMA had accepted for review the conditional marketing authorization application of sparsentan for the treatment of IgAN in Europe, and a review decision is expected in the second half of 2023.

In August 2022, following engagements with the FDA around the potential to file an NDA under Subpart H for accelerated approval of sparsentan for the treatment of FSGS, and feedback from the FDA instead indicating support solely for filing for traditional approval pending completion of the DUPLEX Study, we announced our updated plan (i) to pursue traditional approval for FSGS in the United States following receipt of the full two-year eGFR data from the DUPLEX Study, which is expected in the first half of 2023 and (ii) that we and CSL Vifor are submitting an application for CMA of sparsentan for the treatment of IgAN in Europe, and that pending completion of the DUPLEX Study and data supportive of approval, we and CSL Vifor are targeting to submit by the end of 2023 a subsequent variation of sparsentan for the treatment of FSGS in Europe. There is no guarantee that the data from the DUPLEX Study will support a regulatory submission in the United States or Europe.
We expect that the FDA’s and EMA’s determination as to whether the sufficiency of the data from the PROTECT Study supports an accelerated approval (FDA)/conditional marketing authorization (EMA) in either jurisdiction will be made during the application review process based on the totality of the data, including eGFR data available for review from the respective studies. There can be no assurance that the FDA or EMA will deem our achievement of any interim endpoint or measurement in the PROTECT Study to be sufficient to grant accelerated approval or conditional marketing authorization for sparsentan for the treatment of IgAN, or that our timelines will not be delayed notwithstanding the availability of an expedited regulatory review pathway (such as the accelerated approval).
Although the FDA has accepted our submission for accelerated approval of sparsentan for IgAN and the EMA has accepted our conditional marketing authorization application for review, there can be no assurance that the study will proceed as planned and there can be no guarantee that the FDA will grant accelerated approval or that the EMA will grant conditional marketing authorization in the EU for sparsentan for IgAN. Furthermore, even if sparsentan is granted accelerated approval for IgAN, there can be no assurance that the post-marketing confirmatory data will support full approval of sparsentan as a treatment for IgAN, or that our timelines will not be delayed notwithstanding the accelerated approval.
In addition, because both the DUPLEX Study and PROTECT Study are evaluating the same compound for the treatment of chronic kidney diseases and utilizing similar endpoints, the risk of success or failure for the two studies may, depending on the outcomes of the studies, end up being correlated.
Although the FDA has granted Fast Track and Breakthrough Therapy designations to pegtibatinase (TVT-058) for the treatment of HCU, there is no guarantee that we will be able to reach agreement with the FDA on the study design for a proposed Phase 3 trial of pegtibatinase (TVT-058) or that pegtibatinase (TVT-058) will be approved for HCU in the future, on an expedited timeline or at all. We intend to use a surrogate endpoint, change in total homocysteine (tHcy) level, as a biomarker to demonstrate efficacy in the future Phase 3 pivotal trial and to support a future marketing application for TVT-058 for the treatment of HCU. While we have commenced discussions with the FDA regarding the use of this biomarker to support a future approval under the traditional or accelerated approval pathway, we will need to have further interactions with the FDA as part of the routine regulatory advancement of the program and will need to confirm with the FDA the use of total homocysteine as the pivotal endpoint for the study and align with the FDA on the details of the study, as well as on other elements of the program such as matters related to chemistry, manufacturing and controls.
Similarly, while we were granted Fast Track designation by the FDA for the investigation of Chenodal for CTX in September 2022, the Phase 3 RESTORE study may not ultimately support an NDA submission and the Fast Track designation may not ultimately lead to FDA approval of Chenodal for CTX on an expedited timeline or at all.
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
* Even if sparsentan or any of our other product candidates receives regulatory approval, we and/or a collaborative partner will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
Any regulatory approvals that sparsentan or any of our other product candidates receives may be subject to significant limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.
In addition, if the FDA or a comparable foreign regulatory authority approves sparsentan or any other product candidates, those products will be subject to extensive and ongoing regulatory requirements, including for the manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, recordkeeping, conduct of potential post-marketing studies and post-market submission requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices and good clinical practices, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:
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

Risks Related to the Commercialization of Our Products
* The commercial success of Chenodal, Cholbam, Thiola and, if approved, sparsentan, depends on them being considered to be effective drugs with advantages over other therapies.
The commercial success of our products Chenodal, Cholbam, Thiola and, if approved, sparsentan, depends on them being considered to be effective drugs with advantages over other therapies. A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing therapies, as well as the coverage and reimbursement policies of third-party payers, such as government and private insurance plans.
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
* We are subject to generic competition, and recent developments relating to generic competition for pharmaceutical products could cause our product sales and business to be negatively impacted. Patent litigation is expensive, time-consuming and unpredictable and there is no guarantee that we will be successful if we pursue it.
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our products, including Thiola, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In April 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and one additional generic option was approved in June 2022. Additional generic versions of Thiola may be approved in the future. During the three and nine months ended September 30, 2022, we experienced a decrease in total net product revenues compared to the three and nine months ended September 30, 2021, which was due in part to competition from generic tiopronin tablets. Our future net product revenues from Thiola may continue to be impacted by competition from existing or additional generic alternatives to Thiola.
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
The Drug Price Competition and Patent Term Restoration Act (commonly referred to as the "Hatch-Waxman Act") requires an ANDA applicant seeking FDA approval of its proposed generic product prior to the expiration of an Orange Book-listed patent (as defined below) to certify that the applicant believes that the patent is invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the drug for which the application has been submitted (a paragraph IV certification) and notify the NDA and patent holder of such certification (a paragraph IV notice). Upon receipt of a paragraph IV notice, the Hatch-Waxman Act allows the patent holder, with proper basis, to bring an action for patent infringement against the ANDA filer, asking that the proposed generic product not be approved until after the patent expires. For ANDAs that are filed after the listing of the patent in the Orange Book, if the patent holder commences a lawsuit within 45 days from receipt of the paragraph IV notice, the Hatch-Waxman Act provides a 30-month stay during which time the FDA cannot finally approve the generic’s application. If the litigation is resolved in favor of the ANDA applicant during the 30-month stay period, the stay is lifted and the FDA may finally approve the ANDA if it is otherwise ready for approval. For ANDAs that are filed before the listing of the patent in the Orange Book, the 30-month stay provision of the Hatch-Waxman Act does not apply. It also may be possible, depending on the approved label, for an ANDA applicant to elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.
In October 2022, our licensor, Mission Pharmacal Company, was granted a patent covering the treatment of cystinuria by administering Thiola EC with food (US Patent No. 11,458,104, “the ‘104 patent”) and has listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Following Mission’s listing of the '104 patent in the Orange Book, and as of October 21, 2022, Mission has received two paragraph IV notice letters from two generic manufacturers notifying Mission that each has filed an ANDA seeking approval of a proposed generic version of Thiola EC (tiopronin) 100 mg and 300 mg oral tablets before expiration of the '104 patent and asserting that the '104 patent is not infringed and/or is invalid. Under our agreement with Mission, we have the right to enforce the '104 patent. We are evaluating these paragraph IV notices, and will evaluate any other paragraph IV notices received, on a case by case basis in order to determine whether to initiate patent litigation against any such generic manufacturer. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome.
If these or any other ANDAs were to be approved and either we determine not to pursue patent litigation or the patent is not upheld in litigation or if a generic competitor were found not to infringe this patent, the resulting generic competition would likely negatively affect our business, financial condition and results of operations.
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
We have no manufacturing capabilities and rely on third party manufacturers who are sole source suppliers for manufacturing of Chenodal, Cholbam and Thiola. Similarly, if approved, we intend to rely on third party manufacturers for the commercialization of sparsentan in the United States. The facilities used by our third-party manufacturers must be approved by the FDA. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. If our third-party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.
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

* We are dependent on CSL Vifor for the successful commercialization of sparsentan in certain key territories outside of the United States, if approved, and CSL Vifor's commercialization efforts may fail to meet our expectations. We may not be able to establish additional collaborations or other arrangements for sparsentan in other territories, which may adversely impact our ability to generate product revenue in additional jurisdictions.
Pursuant to the terms of the License Agreement, we granted an exclusive license to CSL Vifor for the commercialization of sparsentan in the Licensed Territories, which consist of Europe, Australia and New Zealand. Consequently, the commercial success of sparsentan in the Licensed Territories will depend in significant part on the efforts of CSL Vifor, over which we will have limited control. In August 2022, Vifor Pharma Group was acquired by CSL Limited, parent company to CSL Behring and is now operating under the brand CSL Vifor. We do not currently know what effect, if any, this acquisition will ultimately have on our relationship with CSL Vifor. While our agreement with CSL Vifor remains in place following the acquisition, there is no guarantee that our collaboration with CSL Vifor will not be affected, adversely or otherwise, by the change in ownership. Moreover, in connection with the acquisition of CSL Vifor and related restructuring, substantially less resources could be devoted to the commercialization of sparsentan in the Licensed Territories, or such efforts could be discontinued entirely. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell sparsentan, if approved, in additional territories, our ability to generate product revenue outside of the United States and the Licensed Territories may be limited.
We may not be able to rely on orphan drug exclusivity for our products.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs, providing eligibility for orphan drug exclusivity upon regulatory approval if certain jurisdictional-specific conditions are met. For example, Cholbam was granted orphan drug designation in the United States and upon FDA approval of the marketing application in March 2015 was awarded seven years of orphan drug exclusivity, which expired in March 2022. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug designation in the United States and Europe for sparsentan for the treatment of FSGS and IgAN and for pegtibatinase for the treatment of HCU, we may not be able to maintain it in Europe and the orphan drug designation may not result in orphan drug exclusivity in the United States or Europe upon approval. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
* If we are unable to maintain an effective and specialized sales force, we will not be able to commercialize our products in the United States successfully, including sparsentan, if approved.
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
If we are unable to maintain an effective sales force for our products, including the recently expanded sales force for sparsentan or any other potential future approved products, we may not be able to generate sufficient product revenue in the United States. Similarly, if CSL Vifor does not effectively engage or maintain its sales force for sparsentan, our ability to recognize milestone payments and royalties from the Licensed Territories will be adversely affected.
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
* Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.
Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale.
Additionally, as part of the NDA review process for sparsentan for IgAN, the FDA is requiring us to include a REMS and mandatory birth control for women of child-bearing age regarding risk of embryo-fetal toxicity, as has been required for other approved endothelin antagonists and a REMS for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists.
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
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We do not have, and do not expect to obtain, patent protection for Thiola, Chenodal or Cholbam. Additionally, although we have a license to a granted U.S. patent covering the treatment of cystinuria by administering Thiola EC with food (U.S. Patent No. 11,458,104, the “104 patent”), as well as a pending U.S. patent application directed to Thiola EC, we do not know whether the pending U.S. patent application or any future patent application will result in a granted patent covering Thiola EC. More generally, we may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors, including for example the 104 patent, may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
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
We have negotiated a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of FSGS and IgAN. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we and CSL Vifor could lose our rights to sparsentan. We have obtained a U.S. patent and European patent each covering the use of sparsentan for treating glomerulosclerosis, including FSGS, as well as a second U.S. patent and a second European patent each covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. In addition, in 2020 we obtained a U.S. patent covering the use of sparsentan for the treatment of Alport syndrome. However, we cannot be certain that we will be able to obtain patent protection for various other potential indications for sparsentan, or whether, if granted, we would be able to enforce such patents. Additionally, in November 2020, a third party filed an opposition to our second European patent (European Patent No. EP3222277, “the ‘277 EP Patent”), in the European Patent Office ("EPO"). While we are vigorously defending the ‘277 EP Patent against the opposition, there is no guarantee that we will be successful in doing so.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been executive, judicial, Congressional, and political challenges to certain aspects of the PPACA. For example, former President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act ("Tax Act") includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA"), among other things, amended the PPACA, effective January 1, 2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50 percent to 70 percent, and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, including the BBA and the Infrastructure Investment and Jobs Act, will stay in effect through 2031 unless additional Congressional action is taken. The COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Also, there have been reports that the U.S. government is considering targeted price controls and reference pricing based on foreign single-payer country access policies, which, if implemented, could adversely affect our revenues.
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
•limitations on supply availability resulting from capacity and scheduling constraints of the third parties, which has been exacerbated with the ongoing COVID-19 pandemic, Russia's invasion of Ukraine and global supply chain disruptions;
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
Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize sparsentan and any other products that may obtain regulatory approval on a timely and competitive basis.
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
Risks Related to Our Business
* Our limited operating history makes it difficult to evaluate our future prospects, and our profitability in the future is uncertain.
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
We have experienced significant growth over the past five years in the number of our employees and the scope of our operations. We have expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. We have also expanded our operations in anticipation of the potential commercialization of sparsentan in the United States for the treatment of IgAN, including by adding additional members to our sales force, and expect to continue to hire additional staff in the coming months. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, continue to recruit and train additional qualified personnel, and successfully integrate such expanded operations into our existing business. To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical, commercial and management personnel, and we face significant competition for experienced personnel.
Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, including in connection with the potential commercialization of sparsentan in the United States. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.
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
The execution of our strategic objectives and future success will depend upon our continued ability to identify, hire, develop, motivate and retain a highly qualified workforce. We depend on contributions from our employees, and, in particular, our senior management team, to execute efficiently and effectively. Our success further depends on our ability to attract, retain and motivate highly skilled mid-level and senior managers as well as team members at various levels in the scientific, development, medical and commercial areas of the business, particularly as we hire additional personnel in connection with our potential commercialization of sparsentan.
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
•expand our sales and marketing infrastructure to commercialize our current approved products, sparsentan and any other new products for which we may obtain regulatory approval; and
•expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
Furthermore, the extent of the ultimate impact of the COVID- 19 pandemic on our operational and financial performance will depend on various developments, including the duration and spread of the pandemic, and its impact on potential customers, employees, and vendors, all of which cannot be reasonably predicted at this time.
To attain and sustain profitability, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including the discovery of product candidates, successful completion of preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of these activities. We may not be successful enough in these activities to generate revenues that are substantial enough to recoup the expenses we have expended in conducting these activities to achieve profitability. Pursuant to the Ligand License Agreement, should we commercialize sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products, which will detract from our ability to profit from the commercialization of sparsentan, if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become or remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock may also cause a loss of a part or all of your investment.
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
We face a variety of litigation-related liability risks. Our certificate of incorporation, bylaws, other applicable agreements, and/or Delaware law require us to indemnify (and advance expenses to) our current and past directors and officers and employees from reasonable expenses related to the defense of any action arising from their service to us, including circumstances under which indemnification is otherwise discretionary. While our directors and officers are included in a director and officer liability insurance policy, which covers all our directors and officers in some circumstances, our insurance coverage does not cover all of our indemnification obligations and may not be adequate to cover any indemnification or other claims against us. In addition, the underwriters of our present coverage may seek to avoid coverage in certain circumstances based upon the terms of the respective policies. If we incur liabilities that exceed our coverage under our directors and officers insurance policy or incur liabilities not covered by our insurance, we would have to self-fund any indemnification amounts owed to our directors and officers and employees in which case our results of operations and financial condition could be materially adversely affected. Further, if D&O insurance becomes prohibitively expensive to maintain in the future, we may be unable to renew such insurance on economic terms or unable to renew such insurance at all. The lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business.
* We may need substantial funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct Phase 3 clinical trials of sparsentan, and conduct any other later-stage clinical trials of our product candidates. In addition, in anticipation of the potential commercial launch of sparsentan in the United States for the treatment of IgAN, we have begun to incur significant commercialization expenses and, subject to obtaining regulatory approval, expect to continue to incur significant commercialization expenses for sparsentan and any other future approved products, including for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. Our expenses have and may continue to increase as a result of increasing inflation in the United States and abroad. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. General market conditions, including increases in interest rates and stock price volatility, and ongoing issues arising from the COVID-19 pandemic, Russia's invasion of Ukraine and global geopolitical tensions, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all.
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
•the timing of, and costs involved in, commercialization activities, including product marketing, sales and distribution;
•our ability to successfully commercialize any future approved products, including sparsentan;
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
•general economic, industry and market conditions, including the impacts thereon of rising inflation and interest rates, the COVID-19 pandemic, Russia's invasion of Ukraine and global geopolitical tensions;
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. In addition, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, the California Privacy Rights Act of 2020 (“CPRA”), operative on January 1, 2023, will expand the CCPA. For example, the CPRA applies to personal information of business representatives and employees and establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, but not limited to, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Additional data privacy and security legislation has been proposed at the federal, state, and local levels in recent years, which, along with existing laws, could increase our potential liability, increase compliance costs, or adversely affect our business.
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
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU, the UK, Switzerland or in other foreign jurisdictions) or prevent us from conducting business in certain countries. Additionally, we are aware of regulatory decisions and actions that have prevented companies from transferring data across borders. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European

Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. As we incorporate the new SCCs into our contractual arrangements, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.
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
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists", organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war in Ukraine, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Similarly, supply chain attacks have increased in frequency. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful and could result in a material disruption of our programs and operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities
Applicable data security obligations may require us to notify relevant stakeholders of any security incidents, including affected individuals, customers, and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
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
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for increased future disclosures, we may be perceived by certain stakeholders as not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC's proposed rules designed to enhance and standardize climate-related disclosures, which, if finally approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. In addition, we currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.
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
As of September 30, 2022, we had approximately $385 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2025 Notes and 2029 Notes or pay the cash amounts due upon conversion of the 2025 Notes and 2029 Notes. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the 2025 Notes and 2029 Notes or pay the cash amounts due upon conversion of the 2025 Notes and 2029 Notes. Our failure to repurchase the 2025 Notes and 2029 Notes or to pay the cash amounts due upon conversion of the 2025 Notes and 2029 Notes when required will constitute a default under the base and supplemental indentures that govern the 2025 Notes and 2029 Notes, which we refer to collectively as the “indenture.” We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2025 Notes and 2029 Notes.

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

10.2†
Employment Agreement, effective September 1, 2022, between the Company and Christopher Cline (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A, filed with the SEC on August 17, 2022).

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

Date: October 27, 2022	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer