Form 10-K
period 2022-12-31
Travere Therapeutics, Inc.
filed 2023-02-23
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐*
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐*
* The lack of check mark is not intended and shall not be construed as an indication as to whether this item is applicable, pursuant to guidance from the Staff of the Securities and Exchange Commission that no such indication is required pending adoption of the rules underlying this item.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,538,771,266.
The number of shares of outstanding common stock, par value $0.0001 per share, of the registrant as of February 21, 2023 was 64,744,990.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain information contained in this Annual Report on Form 10-K of Travere Therapeutics, Inc., a Delaware corporation (the “Company”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company's management and is subject to its interpretation of what are believed to be significant factors affecting the Company's business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:
•our planned commercial launch of FILSPARI (sparsentan), including when we expect FILSPARI to first be available;
•the expected timing for reporting topline results from the confirmatory endpoint analysis of the PROTECT Study;
•our belief that preliminary eGFR data from the PROTECT Study available at the time of the interim analysis are indicative of a potential clinically meaningful treatment effect after two years of treatment;
•the potential traditional regulatory approval of sparsentan for IgAN;
•the estimated addressable U.S. patient population for FILSPARI under the indication approved via accelerated approval;
•the anticipated review decision by the EMA on the potential approval of the CMA application for sparsentan for the treatment of IgAN, and the timing thereof;
•the timing for reporting topline results from the confirmatory endpoints in the ongoing DUPLEX Study in FSGS;
•our plan to submit a supplemental NDA for traditional approval for FSGS in the second half of 2023 and a subsequent variation to the CMA of sparsentan for the treatment of FSGS in Europe by the end of 2023, pending supportive data;
•our ability to produce, sustain and expand sales of our products;
•our ability to develop, acquire and/or introduce new products including expectations with regard to clinical trials and preclinical studies;
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
•Our future prospects are highly dependent upon our ability to successfully develop and execute commercialization strategies for our products, including FILSPARI (sparsentan) to reduce proteinuria in adults with primary Immunoglobulin A nephropathy (IgAN), and to attain market acceptance among physicians, patients and healthcare payers.
•In order to operate our business and increase adoption and sales of our products, we need to continue to develop our commercial organization, including maintaining and growing a highly experienced and skilled workforce with qualified sales representatives.
•Our clinical trials are expensive and time-consuming and may fail to demonstrate the safety and efficacy of our product candidates. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.
•Communications and/or feedback from regulatory authorities related to our clinical trials does not guarantee any particular outcome from or timeline for regulatory review, and expedited regulatory review pathways may not actually lead to faster development or approval.
•Interim, topline and preliminary data from our clinical trials that we announce or publish may change materially as more patient data become available and audit and verification procedures are completed.
•We face substantial generic and other competition, and our operating results will suffer if we fail to compete effectively.
•Healthcare reform initiatives, unfavorable pricing regulations, and changes in reimbursement practices of third-party payers or patients' access to insurance coverage could affect the pricing of and demand for our products.
•We are dependent on third parties to manufacture and distribute our products.
•The market opportunities for our products and product candidates may be smaller than we believe they are.
•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.
•We do not currently have patent protection for certain of our commercial products. If we are unable to obtain and maintain intellectual property relating to our technology and products, their value may be adversely affected.
•We expect to rely on orphan drug status to develop and commercialize certain of our product candidates, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits.
•We will likely experience fluctuations in operating results and could incur substantial losses, and the market price for shares of our common stock may be volatile.
•Negative publicity regarding any of our products could impair our ability to market any such product and may require us to spend time and money to address these issues.
•We may need substantial funding and may be unable to raise capital when needed. Our indebtedness could adversely affect our financial condition.
•We may be unable to successfully integrate new products or businesses we may acquire.
•We may become involved in litigation matters, which could result in substantial costs, divert management's attention and otherwise have a material adverse effect on our business, operating results or financial condition.
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
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney, liver, and metabolic diseases. In addition to commercializing our portfolio of approved products, our approach centers on advancing our innovative pipeline with multiple late-stage clinical programs targeting rare diseases with significant unmet medical needs. In February 2023, the U.S. Food and Drug Administration (FDA) granted accelerated approval to our lead pipeline candidate sparsentan (which will be marketed in the United States under the name FILSPARI™) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression. Sparsentan is also in late-stage development for focal segmental glomerulosclerosis (FSGS). IgAN and FSGS are rare kidney disorders that often lead to end-stage kidney disease. We are also developing pegtibatinase (TVT-058) for the treatment of classical homocystinuria (HCU), a genetic disorder caused by a deficiency in a pivotal enzyme essential to the body. Our early research efforts include partnering with patient advocacy groups and government researchers to identify potential therapeutics for Alagille syndrome (ALGS), a condition with no approved treatment options. In addition, we continue to evaluate potential opportunities to expand our pipeline and approved products through licenses and acquisitions of products in areas that will serve rare patients with serious unmet medical need and that we believe offer attractive growth characteristics. Our research and development efforts are at the forefront of our mission to address the unmet needs of patients and we support this innovation by reinvesting revenues from our commercialized products. We are committed to ensuring broad access and educational and diagnostic support for patients.
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

PROGRAM	THERAPEUTIC AREA	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	APPROVED
FILSPARI (sparsentan)[1]	IgAN					
Sparsentan	FSGS					
CDCA[2]	CTX					
Pegtibatinase (TVT-058)[3]	HCU					
ALGS Collaboration	ALGS					
Thiola EC® and Thiola® (tiopronin)	Cystinuria					
Cholbam® (cholic acid)	Bile acid synthesis disorders (BASD) due to single enzyme defects and PBD-ZSD					
CDCA/Chenodal® (chenodiol)	Gallstones/CTX

CTX: cerebrotendinous xanthomatosis
1
On February 17, 2023, the FDA granted accelerated approval of FILSPARI™ (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a urine protein-to-creatinine ratio (UPCR) ≥1.5 gram/gram.

2
CDCA is not indicated for CTX, but has received a medical necessity determination in the United States by the FDA for CTX. We are conducting a Phase 3 clinical trial to examine the safety and efficacy of CDCA (Chenodal®) for the treatment of CTX.

3	Pegtibatinase (TVT-058) is currently in a Phase 1/2 clinical study.
FILSPARI™ (sparsentan)
On February 17, 2023, the FDA granted accelerated approval of FILSPARI™ (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a urine protein-to-creatinine ratio (UPCR) ≥1.5 gram/gram. We expect FILSPARI to be available beginning the week of February 27, 2023, and will be providing a comprehensive patient support program throughout the patient’s treatment journey.
This indication is granted under accelerated approval based on reduction in proteinuria. It has not been established whether FILSPARI slows kidney function decline in patients with IgAN. The continued approval of FILSPARI may be contingent upon confirmation of a clinical benefit in the ongoing Phase 3 PROTECT Study, which is designed to demonstrate whether FILSPARI slows kidney function decline. Topline results from the two-year confirmatory endpoints in the PROTECT Study are expected in the fourth quarter of 2023 and are intended to support traditional approval of FILSPARI.
FILSPARI, a once-daily, oral medication is designed to selectively target two critical pathways in the disease progression of IgAN (endothelin 1 and angiotensin-II) and is the first and only non-immunosuppressive therapy approved for the treatment of this condition.
FILSPARI (sparsentan) is a dual endothelin angiotensin receptor antagonist (DEARA). Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. Sparsentan has been granted Orphan Drug Designation for the treatment of IgAN in the U.S. and Europe. We expect that FILSPARI will be granted seven years of Orphan Drug Exclusivity for proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at UPCR ≥1.5 gram/gram.
IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of up to 150,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage kidney disease within 15 years. FILSPARI is the first and only non-immunosuppressive therapy approved for this condition. At launch, we expect approximately 30,000 to 50,000 patients in the United States to be addressable under FILSPARI's accelerated approval indication statement.

The approval of FILSPARI, granted under the FDA’s accelerated approval pathway, is based on clinically meaningful and statistically significant improvements in proteinuria compared to an active comparator in the pivotal and ongoing Phase 3 PROTECT Study, the largest head-to-head interventional study to date in IgAN. It is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of 400mg of sparsentan, compared to 300mg of irbesartan, in 404 patients ages 18 years and up with IgAN and persistent proteinuria despite available ACE or ARB therapy.
The PROTECT Study protocol provided for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint - the change in proteinuria (UPCR) at week 36 from baseline. Secondary efficacy endpoints include the rate of change in eGFR following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. In August 2021, we announced positive topline interim results from the ongoing Phase 3 PROTECT Study. The PROTECT Study met its pre-specified interim primary efficacy endpoint with statistical significance. After 36 weeks of treatment, patients receiving FILSPARI achieved a mean reduction in proteinuria from baseline of 49.8 percent, compared to a mean reduction in proteinuria from baseline of 15.1 percent for irbesartan-treated patients (p<0.0001). We believe that preliminary eGFR data available at the time of the interim analysis are indicative of a potential clinically meaningful treatment effect after two years of treatment. Results from the interim assessment in the PROTECT Study showed that FILSPARI was well tolerated with a clearly defined safety profile that has been consistent across all clinical trials conducted to date. In PROTECT, the most common adverse reactions (≥ 5%) are peripheral edema, hypotension (including orthostatic hypotension), dizziness, hyperkalemia, and anemia. Because of the risks of liver injury and birth defects, FILSPARI is available only through a Risk Evaluation and Mitigation Strategy (REMS) approved by the FDA.
Per request from the FDA, the efficacy data contained in the FDA-approved label is a post-hoc sensitivity analysis that evaluates the first 281 randomized patients, a subset of the full trial population. The mean reduction in proteinuria from baseline in the post-hoc sensitivity analysis is 45% for FILSPARI versus 15% for the active control, irbesartan. Both the pre-specified and post-hoc sensitivity analyses have demonstrated that FILSPARI achieves a rapid and sustained reduction in proteinuria, with statistically significant and clinically meaningful improvement compared to the active comparator irbesartan. The PROTECT Study is fully enrolled and is scheduled to continue as planned on a blinded basis to assess the treatment effect on eGFR slope over 110 weeks in the confirmatory endpoint analysis.
Beginning in 2023, we plan to expand data generation through a sub study in the open-label extension of the ongoing PROTECT Study, as well as an open-label clinical study to investigate the safety and efficacy of sparsentan in combination with sodium glucose cotransporter-2 inhibitors (SGLT2i) for the treatment of IgAN.
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
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan has been granted Orphan Drug Designation for the treatment of FSGS in the U.S. and Europe.
FSGS is a leading cause of end-stage kidney disease (ESKD) and nephrotic syndrome. There are currently no FDA-approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX study of sparsentan in FSGS. The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as UPCR ≤1.5 g/g and a >40% reduction in UPCR from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). A preliminary review of the results from the interim analysis suggests that, as of the data cut-off, sparsentan has been generally well-tolerated and the overall safety results have been generally comparable between treatment groups. The confirmatory primary endpoint of the DUPLEX Study to support traditional regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. Consistent with the DUPLEX Study protocol, patients will continue in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis. The DUPLEX Study is fully enrolled and topline results from the confirmatory endpoint are expected in the second quarter of 2023.

In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that additional data would be needed to potentially support a submission for accelerated approval under subpart H. We and the FDA subsequently aligned on a plan for us to provide the FDA with additional eGFR data from a 2022 data-cut to potentially support a submission for accelerated approval for FSGS. We provided the FDA with such additional eGFR data from the ongoing DUPLEX Study in the first half of 2022 and held a subsequent Type A meeting with the FDA to discuss the data and the potential for a submission for accelerated approval. Following review of the data, the FDA has communicated that it does not deem such data sufficiently supportive for an accelerated approval submission, but indicated that the DUPLEX Study as designed maintains the potential for traditional approval pending completion of the study. We are planning to continue the study to completion which is expected to occur in the second quarter of 2023, and if the data are supportive, file for traditional approval in the second half of 2023.
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
Following positive results from the first five cohorts of the ongoing Phase 1/2 COMPOSE Study, we are evaluating pegtibatinase in a final cohort in the COMPOSE Study to further inform our pivotal development program to ultimately support potential approval of pegtibatinase for the treatment of HCU. The additional cohort was initiated to inform and refine formulation work for future development and commercial purposes and to further evaluate the dose response curve for pegtibatinase. In the fourth quarter of 2022, enrollment completed in the sixth and final cohort of the ongoing Phase 1/2 COMPOSE Study. We anticipate reporting additional data from COMPOSE in mid-2023. In parallel with completing the final cohort in the COMPOSE Study, we are preparing for the potential initiation of a pivotal Phase 3 clinical trial of pegtibatinase in patients with HCU in the second half of 2023, subject to communications and feedback from the FDA and associated program assessments.
We acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
Chenodal
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. While indicated for radiolucent stones in the gallbladder, Chenodal has been recognized as the standard of care for cerebrotendinous xanthomatosis (CTX) for more than three decades, although it is not currently labeled for this indication. CTX is a rare, progressive and underdiagnosed bile acid synthesis disorder affecting many parts of the body. In September 2022, we were granted Fast Track designation by the FDA for the investigation of Chenodal for CTX. In January 2020, we randomized the first patients in our Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX, and the study enrollment remains open. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States. During 2023, we expect to complete the ongoing Phase 3 RESTORE Study in CTX. Pending supportive data, we anticipate being in position to subsequently submit an NDA for a CTX indication.

Preclinical Programs:
We are a participant in a Cooperative Research and Development Agreement (CRADA), which forms a multi-stakeholder approach to pool resources with leading experts, and incorporate the patient perspective early in the therapeutic identification and development process. We are partnering with the National Institutes of Health’s National Center for Advancing Translational Sciences (NCATS) and a leading patient advocacy organization, Alagille Syndrome Alliance, aimed at the identification of potential small molecule therapeutics for ALGS. There are no treatment options currently approved for ALGS.
We are party to a collaboration agreement with PharmaKrysto Limited and their early-stage cystinuria discovery program, whereby we are responsible for funding all research and development expenses for the pre-clinical activities associated with the cystinuria program.
Other Commercial Products:
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
In May 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted sales, and these or additional generic versions of either formulation could have a material adverse impact on sales.
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
•Leverage our commercialization expertise to effectively deliver the therapies we develop. Our strategy is to maximize the benefit and value of our commercial products through commercial execution and expertise needed to successfully support rare disease patients. Our approach may vary depending on the product and will be based on a number of factors including capital necessary to execute on each option, size of the market and terms of potential collaboration and/or licensing offers from other pharmaceutical and biotechnology companies with respect to jurisdictions outside the United States.
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
Chenodal
There are other approved chenodeoxycholic acid products available outside of the United States. Furthermore, Chenodal is subject to immediate competition from compounded and generic entrants, as the Abbreviated New Drug Application ("ANDA") for this drug has no remaining patent or non-patent exclusivity. Both Dr. Falk Pharma GmbH and Leadiant Biosciences, Inc. have FDA Orphan Drug Designations granted for the treatment of cerebrotendinous xanthomatosis (“CTX") (granted 2004 and 2007, respectively); however neither company, based on publicly available information, has initiated any prospective clinical studies in CTX.

Cholbam
There are currently no FDA-approved treatments in the United States that compete with Cholbam. In March 2022, regulatory exclusivity expired for Cholbam and is subject to immediate generic competition.
Pegtibatinase
Current treatment options for homocystinuria (HCU) are limited to protein-restricted diet and supplemental use of vitamin B6 and betaine.
According to public sources, Aeglea BioTherapeutics, Inc. (pegtarviliase (formerly known as AGLE-177)) and Codexis, Inc. (CDX-6512) are developing enzyme replacement therapies for the treatment of HCU. Additionally, Synlogic Inc. / Gingko Bioworks Holdings, Inc. are developing a microbiome therapy, SYNB1353, for the management of HCU.
There are other pre-clinical development programs in HCU that may enter the clinic.
Thiola
There are currently no FDA-approved generic versions of THIOLA EC ® (tiopronin) tablets in the United States. However, Thiola EC could be subject to competition from compounded and generic entrants in the future. Based on paragraph IV notices our licensor, Mission Pharmacal Company ("Mission" or "Mission Pharmacal"), has received to date, we are aware that at least three have filed ANDAs for Thiola EC.
In October 2022, Mission was granted a patent covering the treatment of cystinuria by administering Thiola EC with food (US Patent No. 11,458,104, “the ‘104 patent”) and has listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Following Mission’s listing of the '104 patent in the Orange Book, and as of December 31, 2022, Mission has received three paragraph IV notice letters from three generic manufacturers notifying Mission that each has filed an ANDA seeking approval of a proposed generic version of Thiola EC (tiopronin) 100 mg and 300 mg oral tablets before expiration of the '104 patent and asserting that the '104 patent is not infringed and/or is invalid, with each such ANDA having been filed prior to the granting and listing of the ‘104 patent. Under our agreement with Mission, we have the right to enforce the '104 patent. We are evaluating these paragraph IV notices, and will evaluate any other paragraph IV notices on a case by case basis in order to determine whether to initiate patent litigation against any such generic manufacturer. Through Mission, we have received notice that at least one of these generic manufacturers may challenge the ‘104 patent through the Patent Appeals Board procedures at the United States Patent and Trademark Office.
As of February 1, 2023, two generic versions of THIOLA® (tiopronin) tablets have been approved in the United States. Availability of either product is subject to the discretion of either ANDA holder (Teva Pharmaceuticals USA Inc. and Par Pharmaceutical Inc.). Furthermore, Thiola is subject to further competition from compounded and generic entrants, if any.
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
FILSPARI/Sparsentan
FILSPARI is the first and only non-immunosuppressive therapy approved to reduce proteinuria in adults with IgAN at risk of rapid disease progression. There are currently no non-immunosuppressive pharmacological treatments approved by the EMA for IgAN or by the FDA or EMA for the treatment of FSGS.
For IgAN, the current standard of care is renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression. RAAS blockage is also commonly used in patients with significant proteinuria or rapidly progressive glomerulonephritis.
In December 2021, the FDA granted an accelerated approval for Calliditas’ budesonide delayed release capsules (Tarpeyo) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at UPCR ≥1.5 gram/gram. In July 2022, the EMA conditionally authorized Calliditas (along with EU/UK licensee, Stada Arzneimittel) for the same product (branded as Kinpeygo) for a similar indication (for the treatment of primary IgAN in adults at risk of rapid disease progression with a UPCR ≥1.5 gram/gram). The confirmatory portion of the pivotal global study for the product is ongoing and the company (along with partner Everest Medicines) have filed for approval in China.

Based on public sources, Acelyrin Inc. (ValenzaBio Inc.), Alnylam Pharmaceuticals, Alpine Immune Sciences Inc., Arrowhead Pharmaceuticals, AstraZeneca (Alexion Pharmaceuticals), BioCity Pharmaceutics Corporation, BioCryst Pharmaceuticals, Calliditas Therapeutics / Stada / Everest Medicines, Chinook Therapeutics / SanReno Therapeutics, DiaMedica Therapeutics, Eledon Pharmaceuticals, Ionis Pharmaceuticals / Roche, Jiangsu HengRui Medicine Corporation, MorphoSys / Human Immunology Biosciences Inc., Novartis, Omeros Corporation, Otsuka (Visterra), Reata Pharmaceuticals, RemeGen, Takeda Pharmaceuticals, and Vera Therapeutics may have programs in clinical development for the treatment of IgAN. Some of the listed companies have several assets that are in development for IgAN and some of these programs may no longer be active or may be deprioritized in favor of other indications.
Additionally, there are several pre-clinical, Phase 1, and later-stage programs/assets in development (including those that are academia-sponsored) that may enter the clinic for the treatment of IgAN or related conditions.
In 2021, there were global (including United States, European Union, United Kingdom and Japan) regulatory label expansions of AstraZeneca's Farxiga/Forxiga in chronic kidney disease, which could potentially be competitive with or complementary to sparsentan for the treatment of IgAN and/or FSGS. There are additional marketed SGLT2 inhibitors (such as Boehringer Ingelheim / Eli Lilly’s Jardiance) which may also expand their current labels to include non-diabetic chronic kidney disease. Additionally, although patients diagnosed with IgAN are not part of the label (nor were they included in the initial pivotal studies), Bayer’s non-steroidal mineralocorticoid receptor antagonist, Kerendia, could be used in patients with diabetic kidney disease and theoretically, those with concurrent IgAN.
Finally, there are ERAs (endothelin receptor antagonists) that are developed for CKD-related conditions (including for resistant hypertension by Idorsia Pharmaceuticals / Janssen Pharmaceuticals) which could potentially be used (if approved) in CKD patients without a specific IgAN diagnosis.
For FSGS, the current standard of care includes steroids, ACE/ARBs, calcineurin inhibitors, dialysis, and renal transplant. Moreover, as an adjuvant apheresis device which works to remove lipoproteins from blood, the Liposorber® LA-15 System (Kaneka Pharma America LLC) is FDA-approved for the treatment of adult and pediatric patients with Nephrotic Syndrome associated with primary FSGS when standard options are unsuccessful or post-transplant with FSGS recurrence. A post-approval study with this device is ongoing.
Based on public sources, Boehringer Ingelheim, Chinook Therapeutics, Dimerix Bioscience, Goldfinch Bio, Horizon Therapeutics (Amgen, Inc.), Pfizer Inc., Reata Pharmaceuticals, River 3 Renal Corp., and Vertex Pharmaceuticals may have programs in clinical development for the treatment of FSGS or related conditions. Some of these programs may no longer be active or may be deprioritized in favor of other indications.
Additionally, there are several pre-clinical, Phase 1, and later-stage programs/assets in development (including those that are academia-sponsored) that may enter the clinic for the treatment of FSGS or related conditions.
Licenses and Royalties
Ligand License Agreement
In 2012, we entered into a license agreement with Ligand Pharmaceuticals, Inc. ("Ligand"), granting us a worldwide sublicense for the development, manufacture and commercialization of FILSPARI (sparsentan). Under the license agreement, Ligand granted us a sublicense under certain of its patents and other intellectual property in connection with the development and commercialization of sparsentan. Under the license agreement, Ligand is obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by Ligand and relating to or useful for developing sparsentan. We must use commercially reasonable efforts to develop and commercialize sparsentan in specified major market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products.
As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million, including a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) that was triggered upon the accelerated approval of FILSPARI in February 2023. Upon payment, the $23.0 million will be capitalized as an intangible asset on the Consolidated Balance Sheets. In addition, we are obligated to pay to Ligand (and BMS) an escalating annual royalty between 15% and 17% of net sales of FILSPARI and any other products containing sparsentan or related compounds. Through December 31, 2022, the Company has capitalized $18.4 million for contractual milestone payments under the Ligand License Agreement.
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

Thiola License Agreement
In 2014, we entered into a license agreement with Mission, pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. We paid Mission an up-front license fee of $3.0 million and during the term of the agreement will pay guaranteed minimum royalties during each calendar year the greater of $2.0 million or 20% of our net sales of Thiola in the United States and Canada.
In October 2015, the license agreement was amended to allow for us to secure enough API to ensure an adequate level of safety stock to prevent an interruption in the supply of Thiola and to prepare for a reformulation development project.
In March 2016, the license agreement was amended to, among other things, include a new formulation development project for tiopronin tablets.
In November 2017, we amended the license agreement to extend the term through May 2029.
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
FILSPARI
As of December 31, 2022, our patent portfolio for FILSPARI (sparsentan) was comprised of six distinct patent families, one of which is exclusively licensed from Ligand (the “Ligand patent family”). The other five patent families are owned by Travere (the "Travere patent families"). We previously had one additional licensed patent family related to sparsentan that was owned by BMS, exclusively licensed to Ligand and sub-licensed to us by Ligand. However, as of December 31, 2019, the BMS patent family is expired and therefore no longer in force.
The Ligand patent family is directed to methods of using sparsentan in the treatment of various diseases, including glomerulosclerosis and IgAN. As of December 31, 2022, this patent family included two US patents (US Patent No. 9,662,312, which we refer to herein as the ‘312 patent, and US Patent No. 9,993,461, which we refer to herein as the ‘461 patent), a pending US application (Application Serial No. 17/951,830, filed September 23, 2022), two European patents (European Patent No. EP2732818, which we refer to herein as the European ‘818 patent, and European Patent No. EP3222277, which we refer to herein as the European ‘277 patent), a pending European application, and two granted Hong Kong patents. The ‘312 patent and the European ‘818 patent claim the use of sparsentan for treating glomerulosclerosis. The ‘461 patent and the European '277 patent each claim both the use of sparsentan for treating glomerulosclerosis and the use of sparsentan for treating IgAN. We expect the US and foreign patents in this patent family to expire in March 2030. In November 2020, a third party filed an opposition to the European ‘277 patent and we are vigorously defending the European '277 against the opposition. If we were to be unsuccessful in doing so, we would expect to rely on the data and/or marketing exclusivity that we expect to be available in Europe, as described below under “Regulatory Exclusivity.”
The first Travere patent family is directed to methods of using sparsentan in the treatment of various kidney diseases, including focal segmental glomerulosclerosis (FSGS) and IgAN, e.g., by achieving a specified urine protein-to-creatinine ratio. As of December 31, 2022, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 10,864,197, which we refer to herein as the ‘197 patent) and pending patent applications in the US, Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Japan, Korea, New Zealand and South Africa. The ‘197 patent claims use of sparsentan for treating Alport syndrome.
The second Travere patent family is directed to methods of using sparsentan for treating hearing loss associated with Alport syndrome. As of December 31, 2022, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 11,207,299) and pending patent applications in the US, Australia Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand and South Africa.

The third Travere patent family is directed to an amorphous form of sparsentan. As of December 31, 2022, this patent family was comprised of pending patent applications in the United States, Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Russia and South Africa.
The fourth Travere patent family is comprised of a pending international patent application related to methods of treating kidney diseases or disorders.
The fifth Travere patent family is comprised of a U.S. provisional patent application.
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
Pegtibatinase
As of December 31, 2022, our patent portfolio for pegtibatinase was comprised of six distinct patent families, which we obtained upon our acquisition of Orphan Technologies Limited (now Travere Therapeutics Switzerland GmbH). Orphan Technologies obtained the rights to the first five patent families under an exclusive license agreement with the University of Colorado, while the sixth patent family was owned by Orphan Technologies. The first three patent families are owned by the University of Colorado and exclusively licensed to Travere Therapeutics Switzerland GmbH (the “CU patent families”). The first CU patent family is directed to human cystathionine β-synthase variants and methods for their production, the second CU patent family is directed to methods of purifying human cystathionine β-synthase variants, and the third CU patent family is directed to compositions comprising human cystathionine β-synthase variants and methods of treating homocystinuria. The next two families are co-owned by the University of Colorado and Travere Therapeutics Switzerland GmbH, with the University of Colorado’s interest exclusively licensed to Travere Therapeutics Switzerland GmbH (the “co-owned patent families”). The first co-owned patent family is directed to methods of pegylating human cystathionine β-synthase variants, while the second co-owned patent family is directed to pharmaceutical formulations comprising pegylated human cystathionine β-synthase variants and their use in treating homocystinuria. Lastly, the sixth patent family is owned by Travere Therapeutics Switzerland GmbH (the “Travere patent family”). The Travere patent family is directed to methods for treating human cystathionine β-synthase deficiency in patients with elevated homocysteine levels.
Thiola
Our patent portfolio for Thiola is comprised of a patent family which is exclusively licensed from Mission Pharmacal (the “Mission patent family”). The Mission patent family is directed to a new formulation of Thiola, known as Thiola EC. As of December 31, 2022, this patent family included a granted US patent (US Patent No. 11,458,104, which we refer to herein as the ‘104 patent) and a pending US patent application. The '104 patent claims a method for treating cystinuria by administering a formulation of tiopronin with food.
Regulatory Exclusivity
If we obtain marketing approval for sparsentan for the treatment of FSGS in the United States or in certain jurisdictions outside of the United States, or for sparsentan for the treatment of IgAN in certain jurisdictions outside of the United States, we may be eligible for regulatory exclusivity for the approved drug. For example, in the United States, an FDA-approved drug product may be eligible to receive five years of new chemical entity ("NCE") exclusivity or, for drugs granted an orphan designation by the FDA, seven years of orphan drug exclusivity ("ODE"). In addition, both the five-year NCE period and the seven-year ODE period may be extended by six months upon submission of satisfactory written reports to the FDA of clinical studies conducted in pediatric populations.
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

FILSPARI
FILSPARI (sparsentan) received orphan drug designation in the United States and Europe for the treatment of IgAN in 2021 and FSGS in 2015. We expect that FILSPARI will be granted seven years of Orphan Drug Exclusivity for proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at UPCR ≥1.5 gram/gram.
Chenodal
Chenodal received orphan drug designation in the United States for the treatment of CTX in 2010. Consequently, if Chenodal is the first chenodeoxycholic acid product to gain FDA approval for the treatment of CTX, we expect it will be granted seven years of marketing exclusivity in the US for that indication. Currently Chenodal does not have regulatory exclusivity in the US.
Cholbam
Upon approval in March 2015, Cholbam received seven years of orphan drug exclusivity in the United States for the treatment for pediatric and adult patients with bile acid synthesis disorders due to single enzyme defects and for patients with peroxisomal disorders. This marketing exclusivity in the US expired in March 2022.
Thiola
Thiola does not have regulatory exclusivity in the United States.
Trademarks
Our trademark portfolio includes both Travere-owned and Travere-licensed trademarks and is comprised of various US and foreign registered trademarks and pending trademark applications relating to our company name, our commercial products (FILSPARI, Thiola, Thiola EC, Chenodal and Cholbam), and sparsentan.
More specifically, as of December 31, 2022, our trademark portfolio included an allowed US trademark application and foreign registered trademark and trademark applications for the mark “Travere Therapeutics”, US and foreign trademark applications and foreign registered trademarks relating to sparsentan, one registered US trademark and one registered Canadian trademark for the mark “CHENODAL”, one allowed US trademark application directed to the Chenodal logo, one registered US trademark for the mark “MANCHESTER PHARMACEUTICALS”, registered US and foreign trademarks for the mark “CHOLBAM”, a registered European Union trademark for the mark “KOLBAM”, a registered US trademark for the mark “TOTALCARE”, a registered US trademark for the TotalCare logo, and a registered US trademark for a leaves logo. In addition, under our license agreement with Mission we have an exclusive license to use Mission’s trademarks related to Thiola and Thiola EC, including three registered US trademarks and one registered Canadian trademark for the mark “THIOLA”, and one registered US trademark for the mark "Thiola EC", in the United States and Canada.
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
Manufacturing
STA Pharmaceutical Hong Kong Limited manufactures the active pharmaceutical ingredient for FILSPARI and Catalent Patheon, Inc. formulates and packages FILSPARI. LGM Pharma manufactures Chenodal, Patheon, part of Thermo Fisher Scientific, manufactures Cholbam, and Mission Pharmacal manufactures Thiola and Thiola EC.
We intend to continue to use our financial resources to accelerate development of our drug candidates rather than establishing our own manufacturing facilities. We intend to meet our preclinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. Because we rely on these third parties, we have personnel with pharmaceutical development and manufacturing experience who are responsible for maintaining our third-party manufacturing relationships.
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
Sales, Marketing and Distribution
During fiscal 2022, we continued to utilize our specialty sales force to market our FDA-approved products in the US. In preparation for the FILSPARI launch in the US, the commercial organization was expanded with additional marketing, sales and distribution capabilities in 2022.
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
•minimize the number of patients who discontinue treatment or have low compliance with our products by providing patients with support services and disease education, to the extent and in the manner permitted under applicable laws, to help them utilize our products in a manner consistent with the label and maximize the benefits of treatment; and
•successfully launch new treatment options once approved, including FILSPARI.
Our US commercial initiatives are designed to support patients living with rare diseases and clinicians treating these patients. We believe that it is possible to commercialize our products in the United States with a relatively small specialty sales force. The primary call points for Thiola and Thiola EC include urologists and nephrologists. The primary call points for Cholbam are gastroenterologists, hepatologists, and metabolic specialists. The primary call point for FILSPARI will be nephrologists. We do not promote Chenodal.
Our sales force is differentiated by its high level of experience, averaging more than 20 years in pharmaceutical sales including over five years of experience in rare disease. Our commercial management and operations team has an average of more than 15 years of pharmaceutical experience focused on specialty and rare disease.
Our marketing and market access teams, supported by third-party agencies with rare disease experience, drives our commercialization and disease awareness efforts in the United States. Specifically, we implement a variety of industry accepted programs to educate physicians, including direct-to-physician contact by sales representatives, peer-to-peer educational programs, and participation in targeted medical convention programs.
We plan to distribute FILSPARI through three direct to patient pharmacies, and operate Travere TotalCare, pursuant to which we will provide our comprehensive patient support services. This patient support program for FILSPARI in the United States will provide services, assistance and resources that will help patients understand IgAN, manage the insurance process, fill their prescriptions and initiate treatment.
We distribute our other products through one direct to patient pharmacy, Eversana, who also provides our comprehensive patient support services in the US for Thiola, Chenodal and Cholbam (i.e., Travere TotalCare). This patient support program includes a case-managed approach to patient education, insurance verification and reimbursement support, co-pay and other financial assistance for eligible patients, monitoring and support of adherence, and 24/7 access to pharmacist counseling.
In September 2021, we entered into a license and collaboration agreement ("License Agreement") with Vifor (International) Ltd. ("CSL Vifor"). In August 2022, we and CSL Vifor announced that the European Medicines Agency ("EMA") had accepted for review the conditional marketing authorization application of sparsentan for the treatment of IgAN in Europe. A review decision is expected in the second half of 2023. If sparsentan receives marketing authorization in any of the licensed territories, CSL Vifor will be responsible for all commercialization activities in such licensed territories. We remain responsible for the clinical development of sparsentan and will retain all rights to sparsentan in the United States and rest of world outside of the licensed territories, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.

Medical Affairs
We have a global medical affairs team located in the United States and Europe which supports data dissemination, education, external stakeholder engagement and data generation in therapeutic areas relevant to our pipeline and commercial assets. The responsibilities of our medical affairs personnel include execution of real-world evidence studies, scientific exchange with external stakeholders, medical communication through scientific publications and presentations at medical congresses, providing medical information support to HCPs and patients related to our pipeline and our post-approval clinical commitments, organizing medical advisory boards to obtain input from experts and practitioners, and supporting grants for investigator sponsored research and independent medical education programs on medical topics relevant to our products and diseases.
Government Regulation
Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of proposed products and in ongoing research and product development activities. All pipeline products will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.
FDA Drug Approval Process
In the United States, pharmaceutical products (drugs and biologics) are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable US requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug or new biologic license applications, or NDAs and BLAs, respectively, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
We cannot market a drug product candidate in the United States until the drug has received FDA approval. The key steps required before a drug may be marketed in the United States generally include the following:
•completion of extensive preclinical laboratory tests, animal studies, toxicology, pharmacology, and formulation studies in accordance with the FDA’s GLP regulations;
•submission to the FDA of an IND, and oversight by an Institutional Review Board, for human clinical testing, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices ("GCP") requirements to establish the safety and efficacy of the drug for each proposed indication;
•submission to the FDA of an NDA or BLA after completion of the required pivotal clinical trials;
•satisfactory completion of any FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices ("cGMPs"); and
•FDA review and approval of the NDA or BLA.
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
Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, including GCP requirements, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol and subsequent protocol amendments must be submitted to the FDA as part of the IND. Certain studies must also be posted on clinicaltrials.gov.
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
After completion of the required clinical testing, an NDA or BLA submission is prepared and submitted to the FDA. FDA approval of the submission is required before marketing of the product in the United States may begin. The submission must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting a submission is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, and the sponsor of an approved NDA or BLA is also subject to an annual program user fee. These fees typically are increased annually.
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Most such applications for standard review drug products are reviewed within 10 months of filing; most applications for priority review drugs are reviewed within six months of filing. Priority review can be applied to drugs to treat serious conditions that the FDA determines offer significant improvement in safety or effectiveness. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.
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
Before approving an NDA or BLA, the FDA typically will inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA may inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the submission contains data that provide substantial evidence that the drug is safe and effective in the indication studied.
After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of approval, the FDA may require risk evaluation and mitigation strategies ("REMS") to ensure that the benefits of the drug outweigh the potential risks. REMS can include a medication guide, a communication plan for healthcare professionals and elements to assure safe use, such as special training and certification requirements for individuals who prescribe or dispense the drug, requirements that patients enroll in a registry and other measures that the FDA deems necessary to assure the safe use of the drug. The requirement for REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
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
Orphan Drugs
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the US. Orphan drug designation must be requested before submitting an NDA. After the FDA confers orphan drug status, the generic identity of the drug and its potential orphan indication are disclosed publicly by the FDA. Orphan drug designation in and of itself does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular indication with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the US for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Prior to FDA approval, orphan designation provides incentives for sponsors including tax credits for clinical research expenses, the opportunity to obtain government grant funding to support clinical research, and an exemption from FDA user fees.
Expedited Development and Review Programs
A sponsor may seek to develop and obtain approval of its products under programs designed to accelerate the development, FDA review and approval of new products that meet certain criteria.
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
•eligibility for Accelerated Approval and Priority Review, if relevant criteria are met; and
•rolling Review, which means that a drug company can submit completed sections of its NDA or BLA for review by FDA, rather than waiting until every section is completed before the entire application can be reviewed. NDA or BLA review usually does not begin until the drug company has submitted the entire application to the FDA.
Once a drug receives Fast Track designation, early and frequent communication between the FDA and a drug company is encouraged throughout the entire drug development and review process. The frequency of communication assures that questions and issues are resolved quickly, often leading to earlier drug approval and access by patients.
Breakthrough therapy designation is available if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the product candidate to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross- disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with the benefits of Fast Track designation, which means that the sponsor may submit sections of the NDA or BLA for review on a rolling basis.
Accelerated Approval
Under the FDA’s accelerated approval regulations, FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.
In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint with regular reporting to FDA on the status of such trials. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by FDA.
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
A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. Unless the submission of the ANDA pre-dates the listing of the patent in the Orange Book, the filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.
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
Government authorities and other third-party payers have and are developing methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payers are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. Third party payers also are carefully evaluating the medical necessity and cost-effectiveness of medical products and services, in addition to a product's safety and efficacy, which may require us to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payers in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
There have been a number of enacted or proposed legislative and regulatory changes affecting the healthcare system and pharmaceutical industry that could affect our commercial success. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “PPACA”) a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Specifically, by way of example, the PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1,2019, to increase the discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D from 50% to 70%, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. The IRA, discussed in more detail below, also established new pricing pressures, including government price setting for certain drugs and mandatory rebates on price increases over inflation.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect until 2031, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
Moreover, the Drug Supply Chain Security Act imposes additional obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent US Congressional inquiries and numerous proposed and enacted legislation at both the state and federal levels designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, expedite generic competition, review the relationship between pricing and manufacturer patient programs, institute drug re-importation, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In addition, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that the PPACA, the Inflation Reduction Act, as well as other federal and state healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any of our products, and could seriously affect our future revenues. In addition, it is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.
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
Employees and Human Capital Management
As of January 31, 2023, we had 462 full-time employees, with most of those based in the United States and a small number outside of the United States. We consider the intellectual capital of our employees to be an important driver of our business and key to our future success. The biopharmaceutical industry is very competitive and we believe that our future success largely depends upon our continued ability to attract, develop and retain highly skilled employees as our operations expand, as well as our continued focus on our culture and patient centricity. Our workforce primarily consists of college-educated workers with experience in the biopharmaceutical industry, many of whom have advanced degrees. Our employees primarily focus on our drug development and commercialization efforts, including sales and general and administrative operational support of those functions. Currently, we rely on third-party contract manufacturers and conduct our discovery research efforts via collaborations and/or contracted third-party engagements. None of our employees in the United States are represented by a labor union or covered by collective bargaining agreements.
We are committed to creating a multigenerational, multiracial, and multibackground workforce by welcoming each member’s unique experiences, backgrounds and talents and empowering them to reach their highest potential. We desire to have our organization be representative of the communities we aim to serve with our treatments, and we are placing an increased focus on ways in which we can gain greater ethnic and racial diversity within our workforce, as well as increase gender and ethnic/racial diversity in leadership roles. We have an internal diversity council that is open to all employees of our organization, and has a focus on a number of initiatives that directly impact our human capital, including efforts to further diversity, inclusion and equity initiatives within our recruitment, retention and developmental programs, and increase cultural awareness and engagement.
We strive to provide compensation, benefits and support services that help meet the varying needs of our employees. In the United States, our total compensation package includes competitive pay, including opportunities for performance-based bonuses; comprehensive healthcare benefits; paid time off and paid holidays, and the opportunity for equity ownership through our equity incentive plan and our employee stock purchase plan, as well as a suite of wellness focused offerings introduced during the pandemic. We also sponsor a 401(k) plan that includes a discretionary matching contribution. A similar package of benefits are provided to our employees outside of the United States, subject to regional differences.
By focusing on employee retention, engagement and development opportunities, we believe we also improve our ability to support our clinical trials, our pipeline, our business and operations. Our success also depends on our ability to respond to the needs of employees and we do this by listening to our employees through many avenues, for example, through formal engagement initiatives, such as surveys, as well as informal listening sessions hosted by senior leaders, including our CEO and our human resources department. During 2022 we continued to focus on ways to maximize a people-centered, inclusive, and recognition-based company culture, building on initiatives that have been implemented over the last several years. Also during 2022, we furthered the development of our hybrid workforce program that provides a variety of virtual and in-person collaboration opportunities. As we continue to navigate through these challenging times in the wake of a global pandemic, we take pride in the role we play in helping to ensure our employees are as productive and engaged as possible and their physical and emotional health and well-being remains a key priority.
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
Risks Related to the Commercialization of Our Products
Our future prospects are highly dependent upon our ability to successfully develop and execute commercialization strategies for our products, including FILSPARI, and to attain market acceptance among physicians, patients and healthcare payers.
Our ability to generate significant product revenues and to achieve commercial success in the near-term will depend almost entirely on our ability to successfully commercialize our products in the United States, including FILSPARI (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, which was approved by the FDA in February 2023 under the FDA’s accelerated approval regulations.
As a newly-approved product for a rare disease that had no previously-approved non-immunosuppressive treatment, the successful launch and commercialization of FILSPARI is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. While we have established our commercial team and U.S. sales force, we will need to continue to train and further develop the team in order to successfully coordinate the launch and commercialization of FILSPARI in the United States. There are many factors that could cause the launch and commercialization of FILSPARI to be unsuccessful, including a number of factors that are outside our control. Because no non-immunosuppressive product has previously been approved by the FDA for the treatment of IgAN, it is difficult to estimate FILSPARI’s market potential or the time it will take to increase patient and physician awareness of FILSPARI and change current treatment paradigms. The commercial success of FILSPARI depends on the extent to which patients and physicians accept and adopt FILSPARI for IgAN patients. For example, if the addressable patient population suffering from primary IgAN is smaller than we estimate, if it proves difficult to educate physicians as to the availability and potential benefits of FILSPARI, or if physicians are unwilling to prescribe or patients are unwilling to take FILSPARI, the commercial potential of FILSPARI will be limited. We also do not know how physicians, patients and payers will respond to the pricing of FILSPARI. Physicians may not prescribe FILSPARI and patients may be unwilling to use FILSPARI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of FILSPARI. If the launch or commercialization of FILSPARI is unsuccessful or perceived as disappointing, the price of our common stock could decline significantly and long-term success of the product and our company could be harmed.
In order to operate our business and increase adoption and sales of our products, we need to continue to develop our commercial organization, including maintaining and growing a highly experienced and skilled workforce with qualified sales representatives.
In order to successfully commercialize our products in the United States, we have built a specialized sales force. In order to successfully commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Factors that may hinder our ability to successfully market and commercially distribute our products include:
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
If we are unable to maintain an effective sales force for our products, including the recently expanded sales force for FILSPARI or any other potential future approved products, we may not be able to generate sufficient product revenue in the United States. In addition, no one in our sales force has promoted FILSPARI or any other medicine for the treatment of IgAN patients. We are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense our products. In addition, we must continually train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our products and any additional products we may develop or acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.
Similarly, if CSL Vifor does not effectively engage or maintain its sales force for sparsentan if approved in the Licensed Territories, our ability to recognize milestone payments and royalties from the Licensed Territories will be adversely affected.
We will need to continue to expend significant time and resources to train our sales forces to be credible and persuasive in discussing our products with the specialists treating the patients indicated under the product’s label. In addition, if we are unable to effectively train our sales force and equip them with effective marketing materials our ability to successfully commercialize our products could be diminished, which would have a material adverse effect on our business, results of operations and financial condition.
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
Pursuant to the terms of the License Agreement, we granted an exclusive license to CSL Vifor for the commercialization of sparsentan in the Licensed Territories, which consist of Europe, Australia and New Zealand. Consequently, the commercial success of sparsentan in the Licensed Territories will depend in significant part on the efforts of CSL Vifor, over which we will have limited control. In August 2022, Vifor Pharma Group was acquired by CSL Limited, parent company to CSL Behring and is now operating under the brand CSL Vifor. We do not currently know what effect, if any, this acquisition will ultimately have on our relationship with CSL Vifor. While our agreement with CSL Vifor remains in place following the acquisition, there is no guarantee that our collaboration with CSL Vifor will not be affected, adversely or otherwise, by the change in ownership. Moreover, in connection with the acquisition of CSL Vifor and related restructuring, substantially less resources could be devoted to the commercialization of sparsentan in the Licensed Territories, or such efforts could be discontinued entirely. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell sparsentan in territories outside of the United States, if approved, our ability to generate product revenue outside of the United States and the Licensed Territories may be limited.
The commercial success of our products depends on them being considered to be effective drugs with advantages over other therapies.
The commercial success of our products FILSPARI, Thiola, Chenodal and Cholbam, and, if approved, sparsentan for the treatment of FSGS, depends on them being considered to be effective drugs with advantages over other therapies. A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing therapies, as well as the coverage and reimbursement policies of third-party payers, such as government and private insurance plans.
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
We face substantial generic and other competition, and our operating results will suffer if we fail to compete effectively.
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our products, including Thiola, Chenodal and Cholbam, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In April 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and an additional generic option of the original formulation of Thiola (tiopronin tablets) was approved in June 2022. Additional generic versions of Thiola may be approved in the future. During the year ended December 31, 2022, we experienced a decrease in total net product revenues compared to the year ended December 31, 2021, which was due in part to competition from generic tiopronin tablets (100 mg version of the original formulation). Our future net product revenues from Thiola may be materially impacted by competition from existing or additional generic versions of Thiola. In addition, our future net product revenues from Thiola EC may also be materially impacted by competition from existing or additional generic versions of Thiola, as well as any generic versions of Thiola EC.
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
If additional generic versions of Thiola, any generic versions of Thiola EC, any generic versions of FILSPARI following the expiration of patent or regulatory exclusivity for the product, or generic versions of Cholbam or Chenodal or any of our other current or future products are approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on our sales and profitability. In addition, the defense of litigation and response to investigation requests could result in substantial costs, reputational impact, and the diversion of management attention and resources.
The Drug Price Competition and Patent Term Restoration Act (commonly referred to as the "Hatch-Waxman Act") requires an ANDA applicant seeking FDA approval of its proposed generic product prior to the expiration of an Orange Book-listed patent (as defined below) to certify that the applicant believes that the patent is invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the drug for which the application has been submitted (a paragraph IV certification) and notify the NDA and patent holder of such certification (a paragraph IV notice). Upon receipt of a paragraph IV notice, the Hatch-Waxman Act allows the patent holder, with proper basis, to bring an action for patent infringement against the ANDA filer, asking that the proposed generic product not be approved until after the patent expires. For ANDAs that are filed (“received”) after the listing of the patent in the Orange Book, if the patent holder commences a lawsuit within 45 days from receipt of the paragraph IV notice, the Hatch-Waxman Act provides a 30-month stay during which time the FDA cannot finally approve the generic’s application. If the litigation is resolved in favor of the ANDA applicant during the 30-month stay period, the stay is lifted and the FDA may finally approve the ANDA if it is otherwise ready for approval. For ANDAs that are filed (“received”) before the listing of the patent in the Orange Book, the 30-month stay provision of the Hatch-Waxman Act does not apply. It also may be possible, depending on the approved label, for an ANDA applicant to elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.
In October 2022, our licensor, Mission Pharmacal Company, was granted a patent covering the treatment of cystinuria by administering Thiola EC with food (US Patent No. 11,458,104, “the ‘104 patent”) and has listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Following Mission’s listing of the '104 patent in the Orange Book, and as of December 31, 2022, Mission has received three paragraph IV notice letters from three generic manufacturers notifying Mission that each has filed an ANDA seeking approval of a proposed generic version of Thiola EC (tiopronin) 100 mg and 300 mg oral tablets before expiration of the '104 patent and asserting that the '104 patent is not infringed and/or is invalid, with each such ANDA having been filed prior to the granting and listing of the ‘104 patent. Under our agreement with Mission, we have the right to enforce the '104 patent. We are evaluating these paragraph IV notices, and will evaluate any other paragraph IV notices received, on a case by case basis in order to determine whether to initiate patent litigation against any such generic manufacturer. Through Mission, we have received notice that at least one of these generic manufacturers may challenge the ‘104 patent through the Patent Appeals Board procedures at the United States Patent and Trademark Office. There is no guarantee that the ‘104 patent will withstand any challenge at the Patent and Trademark Office or in litigation, if initiated. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome.
If these or any other ANDAs were to be approved and either we determine not to pursue patent litigation or the patent is not upheld in litigation or administrative review or if a generic competitor were found not to infringe this patent, the resulting generic competition would likely negatively affect our business, financial condition and results of operations.
Healthcare reform initiatives, unfavorable pricing regulations, and changes in reimbursement practices of third-party payers or patients' access to insurance coverage could affect the pricing of and demand for our products.
The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for sparsentan for the treatment of FSGS, pegtibatinase (TVT-058), or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell sparsentan, pegtibatinase (TVT-058), or any other product candidate for which we obtain marketing approval.
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
In addition, patients’ access to employer sponsored insurance coverage may be negatively impacted by economic factors that result in increased rates of unemployment. To the extent patients taking our approved therapies become unemployed and experience a reduction to, or increased costs associated with, their insurance coverage, demand for our products could decline, which could have a material adverse effect on our sales and profitability, either as a result of decreased sales of our products and/or increased provision by us of free product to uninsured or commercially insured patients. The extent and duration of this potential impact on our business is currently unknown.
We are dependent on third parties to manufacture and distribute our products.
We have no manufacturing capabilities and rely on third-party manufacturers who are sole source suppliers for manufacturing of FILSPARI, Thiola, Chenodal and Cholbam. The facilities used by our third-party manufacturers must be approved by the FDA. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. Because we are ultimately responsible for ensuring that our API and finished products are manufactured in accordance with cGMP regulations and similar regulatory requirements outside the United States, it is critical that we maintain effective management practices and oversight with respect to our third-party manufacturers, including routine auditing. If our third-party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.
We currently have no in-house distribution channels for FILSPARI, Thiola, Chenodal or Cholbam and we are dependent on third-party distributors to distribute such products. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of such products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another distributor on substantially similar terms, distribution of FILSPARI, Thiola, Chenodal and/or Cholbam could become disrupted, resulting in lost revenues, provider dissatisfaction, and/or patient dissatisfaction.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs, providing eligibility for orphan drug exclusivity upon regulatory approval if certain jurisdictional-specific conditions are met. For example, FILSPARI has been granted orphan drug designation for the treatment of IgAN and in light of its regulatory approval we expect that it will be awarded seven years of orphan drug exclusivity to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, and Cholbam was granted orphan drug designation in the United States and upon FDA approval of the marketing application in March 2015 was awarded seven years of orphan drug exclusivity, which expired in March 2022. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug designation in the United States and Europe for sparsentan for the treatment of IgAN and FSGS and for pegtibatinase for the treatment of HCU, we may not be able to maintain it in Europe and the orphan drug designation may not result in orphan drug exclusivity in the United States or Europe upon approval. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
Risks Related to the Development of our Product Candidates
Our clinical trials are expensive and time-consuming and may fail to demonstrate the safety and efficacy of our product candidates.
Before obtaining regulatory approval for the sale of any of our current or future product candidates, including sparsentan for the treatment of FSGS and pegtibatinase (TVT-058), we must subject these product candidates to extensive nonclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete.
We may experience numerous unforeseen events during, or as a result of, preclinical or nonclinical testing and the clinical trial process that could delay or prevent our ability to obtain, or impact our willingness to pursue, regulatory approval or commercialize our product candidates, including:

•our preclinical or nonclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical testing or clinical trials or we may abandon projects that we expect to be clinically promising in light of cost or strategic considerations;
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
•the cost of our clinical trials or the anticipated commercialization costs may be greater than we anticipate;
•the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate, or more expensive than we originally anticipated, or we may not be able to reach agreements on acceptable terms with prospective suppliers or clinical research organizations; and
•the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.
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
Conducting clinical trials effectively in pursuit of regulatory approval requires significant resources, and the costs of conducting clinical trials varies depending on a number of factors, including the dosage of the study drug, trial size and duration. These costs may prove greater than we originally anticipated, which may result in us choosing to abandon or forgo clinical trials that we deem clinically promising as we actively strategize over time with respect to the allocation of our resources.
Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any nonclinical tests or clinical trials will be initiated as planned, will need to be restructured or will be completed on schedule, if at all. Significant nonclinical or clinical trial delays also could shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. In addition, such delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.
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

In February 2021, we announced that our ongoing pivotal Phase 3 DUPLEX Study of sparsentan in FSGS achieved its pre-specified interim FSGS partial remission of proteinuria endpoint (“FPRE”) after 36 weeks of treatment and in August 2021, we announced that our ongoing pivotal Phase 3 PROTECT Study of sparsentan in IgAN achieved its pre-specified primary efficacy endpoint after 36 weeks of treatment. Pursuant to the DUPLEX and PROTECT Study protocols, patients are to continue in a blinded manner to assess the treatment effect on eGFR slope over two years in the confirmatory endpoint analyses of the studies. Given that interim results from the studies have been publicly announced, it is possible that we may see a higher than anticipated attrition rate in one or both of these studies. To the extent that an insufficient number of patients choose to remain in either study for the full two years, it could jeopardize our ability to complete the studies and submit for traditional regulatory approval for sparsentan in FSGS and/or IgAN.
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
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful.
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, although we observed favorable responses with the physician-initiated treatment of fosmetpantotenate in PKAN patients outside the United States, the Phase 3 FORT Study evaluating the safety and efficacy of fosmetpantotenate compared to placebo in patients with PKAN did not meet its primary endpoint, did not demonstrate a difference between treatment groups, and did not meet its secondary endpoint. In addition, there can be no assurance that the positive eGFR results from the open-label portion of the DUET study of sparsentan in FSGS will be repeated in the Phase 3 clinical trial. Similarly, the positive nonclinical data we have seen from pegtibatinase (TVT-058) being tested in a mouse model of homocystinuria and the positive topline results we reported in December 2021 from the ongoing Phase 1/2 clinical trial of pegtibatinase (TVT-058) may not be replicated in future studies. We cannot assure that any current or future clinical trials of sparsentan or pegtibatinase (TVT-058) will ultimately be successful.
Before obtaining regulatory approval to conduct clinical trials of our product candidates, we must conduct extensive nonclinical tests to demonstrate the safety of our product candidates in animals. Nonclinical testing is expensive, difficult to design and implement, and can take many years to complete. In addition, during the clinical development process, additional nonclinical toxicology studies are routinely conducted concurrently with the clinical development of a product candidate. If any of our product candidates show unexpected findings in concurrent toxicology studies, we could experience potentially significant delays in, or be required to abandon, development of that product candidate. A failure of one or more of our nonclinical studies can occur at any stage of testing.
Communications and/or feedback from regulatory authorities related to our current or planned future clinical trials does not guarantee any particular outcome from or timeline for regulatory review, and expedited regulatory review pathways may not actually lead to faster development or approval.
Communications and/or feedback from regulatory authorities, including the FDA or EMA, related to our current or future clinical trials does not guarantee any particular outcome from or timeline for regulatory review for such clinical trials, and expedited regulatory review pathways may not actually lead to faster development or approval.
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
In February 2023, the FDA granted accelerated approval to FILSPARI (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram. As a postmarketing requirement, we must complete the PROTECT Study and fulfill other post-marketing requirements. The EMA has accepted for review the conditional marketing authorization application of sparsentan for the treatment of IgAN in Europe, and a review decision is expected in the second half of 2023.

In August 2022, following engagements with the FDA around the potential to file an NDA under Subpart H for accelerated approval of sparsentan for the treatment of FSGS, and feedback from the FDA instead indicating support solely for filing for traditional approval pending completion of the DUPLEX Study, we announced our updated plan (i) to pursue traditional approval for FSGS in the United States following receipt of the full two-year eGFR data from the DUPLEX Study, which is expected in the second quarter of 2023 and (ii) that we and CSL Vifor are submitting an application for CMA of sparsentan for the treatment of IgAN in Europe, and that pending completion of the DUPLEX Study and data supportive of approval, we and CSL Vifor are targeting to submit by the end of 2023 a subsequent variation of sparsentan for the treatment of FSGS in Europe. There is no guarantee that the data from the DUPLEX Study will support a regulatory submission or approval in the United States or Europe.
We expect that the EMA’s determination as to whether the sufficiency of the data from the PROTECT Study supports a conditional marketing authorization (EMA) in Europe will be made during the application review process based on the totality of the data, including eGFR data available for review from the relevant studies. There can be no assurance that the EMA will deem our achievement of any interim endpoint or measurement in the PROTECT Study to be sufficient to grant conditional marketing authorization for sparsentan for the treatment of IgAN, or that our timelines will not be delayed notwithstanding the availability of an expedited regulatory review pathway.
Although the EMA has accepted our conditional marketing authorization application for review, there can be no assurance that the study will proceed as planned and there can be no guarantee that the EMA will grant conditional marketing authorization in the EU for sparsentan for IgAN. Furthermore, even though sparsentan was granted accelerated approval for IgAN, there can be no assurance that the data from the ongoing PROTECT Study will support traditional approval of sparsentan as a treatment for IgAN.
Although the FDA has granted Fast Track and Breakthrough Therapy designations to pegtibatinase (TVT-058) for the treatment of HCU, there is no guarantee that we will be able to reach agreement with the FDA on the final study design for a proposed Phase 3 trial of pegtibatinase (TVT-058), that we will ultimately proceed with the proposed Phase 3 trial, or that pegtibatinase (TVT-058) will be approved for HCU in the future, on an expedited timeline or at all. We intend to use a surrogate endpoint, change in total homocysteine (tHcy) level, as a biomarker to demonstrate efficacy in the proposed Phase 3 pivotal trial and to support a future marketing application for TVT-058 for the treatment of HCU. While we have commenced discussions with the FDA regarding the use of this biomarker to support a future approval under the traditional or accelerated approval pathway, we will need to have further interactions with the FDA as part of the routine regulatory advancement of the program and will need to confirm with the FDA the use of total homocysteine as the pivotal endpoint for the study, align with the FDA on the details of the study, as well as on other elements of the program such as matters related to chemistry, manufacturing and controls. Prior to initiating the proposed Phase 3 trial, we will need to evaluate the clinical/regulatory pathway and the drug supply and product profile against the backdrop of the commercial landscape and opportunity to confirm strategic alignment within the program. Due to the inherent complexities of drug development, there is no guarantee that these factors will align in support of the proposed Phase 3 program.
Similarly, while we were granted Fast Track designation by the FDA for the investigation of Chenodal for CTX in September 2022, the Phase 3 RESTORE study may not ultimately support an NDA submission and the Fast Track designation may not ultimately lead to FDA approval of Chenodal for CTX on an expedited timeline or at all.
Obtaining access to an expedited program (such as Fast Track and Breakthrough Therapy designations) may not in fact lead to faster development timelines or achieve faster review or approval than conventional FDA procedures. We may experience delays in approval timelines attributable to, among other things, acquiring sufficient supply of our product to conduct clinical trials, identifying and resolving issues relating to chemistry, manufacturing and controls, or conducting additional nonclinical or clinical studies. In addition, the FDA may withdraw access to an expedited program if it believes the access or designation is no longer supported by the data from our program.
Interim, topline and preliminary data from our clinical trials that we announce or publish may change materially as more patient data become available and audit and verification procedures are complete.
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
We and/or a collaborative partner are or will be subject to ongoing regulatory obligations and continued regulatory review for our approved products and any product candidates that receive regulatory approval.
The FDA’s accelerated approval of FILSPARI is limited to adults with primary IgAN who are at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram, and is subject to our completion of the PROTECT Study. Any future regulatory approvals that sparsentan or any of our other product candidates receives may be subject to significant limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.
In addition, our products, including FILSPARI, and any of our product candidates that are approved by the FDA or a comparable foreign regulatory authority, are or will be subject to extensive and ongoing regulatory requirements, including for the manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, recordkeeping, conduct of potential post-marketing studies and post-market submission requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices and good clinical practices, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:
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
For example, we have certain post-marketing requirements and commitments associated with FILSPARI and Cholbam. Further, we face risks relating to those post-marketing obligations, as well as the commercial acceptance of FILSPARI and Cholbam. If the regulatory approval for FILSPARI, Thiola, Chenodal and/or Cholbam are withdrawn for any reason, it would have a material adverse impact on our sales and profitability.
The third-party clinical investigators and contract research organizations that we rely upon to conduct our clinical trials may not be diligent, careful or timely, and may make mistakes, in the conduct of our trials.
We depend on third-party clinical investigators and contract research organizations (“CROs”) to conduct our clinical trials under agreements with us. The CROs play a significant role in the conduct of our clinical trials. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. The third-party clinical investigators are not our employees and we cannot control the timing or amount of resources they devote to our studies. If their performance is substandard, it could delay or prevent approval of our FDA applications. Moreover, these third-party investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If third-party investigators and CROs allocate their resources to assist our competitors at our expense, it could harm our competitive position. In response to COVID-19, we have engaged providers of home health and remote monitoring services to assist with the ongoing conduct of our clinical trials in an effort to mitigate disruption caused by COVID-19 related issues. The introduction of new third parties into our ongoing clinical trials increases the risks associated with our dependence on third parties, including the risk that substandard performance by, or competing interests of, such third parties could have a negative impact on our clinical trials.
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
Our current products, including FILSPARI, and any product candidates that receive marketing approval, that we or a collaboration partner bring to the market may not gain market acceptance by physicians, patients, third-party payers, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our current products and product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
As part of the NDA review process for sparsentan for IgAN, the FDA required us to include a REMS and a boxed warning on the label regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for other approved endothelin antagonists, and a REMS and boxed warning on the label for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. As part of the liver monitoring REMS, monthly monitoring of each patient is required for the first year the patient is on treatment, and quarterly thereafter. While we have taken efforts to streamline the REMS with the cadence of typical patient monitoring and have implemented convenience-focused features within the REMS program, the existence of monthly liver monitoring has the potential to be viewed as an impediment to prescribing FILSPARI. Also, while we intend to utilize our continued clinical trial experience with FILSPARI and post-marketing data gathering commitment to potentially support lifting of the liver monitoring REMS in the future following sufficient experience with FILSPARI and if supported by the data, there is no guarantee that the data will support this endeavor, or even if we believe it does, that the FDA will agree with it.
Even if a potential or current product displays a favorable efficacy and safety profile in nonclinical and clinical trials, market acceptance of the product will not be known until after it is launched. The efforts by us or any applicable collaboration partner to educate patients, the medical community, and third-party payers on the benefits of our products may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional marketing technologies employed by our competitors.
The market opportunities for our products and product candidates may be smaller than we believe they are.
Certain of the diseases that our current and future product candidates are being developed to address, such as IgAN, FSGS and HCU, are relatively rare. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, may not be accurate.

Currently, most reported estimates of the prevalence of IgAN, FSGS and HCU are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. As new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of IgAN, FSGS or HCU in the study populations accurately reflect the prevalence of these diseases in the broader world population.
The FDA-approved label of FILSPARI is currently limited to adult patients with IgAN at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram. Based on our interactions with the FDA, we believe that the FDA has imposed the rapid disease progression limitation on the FILSPARI label because of the accelerated approval pathway under which the product has been approved, and that there should be an opportunity to further expand the label to cover a broader population of IgAN patients following the conclusion of the confirmatory portion of the PROTECT Study, pending supportive data. However, there can be no guarantee that this will be the case.
If our estimates of the prevalence of IgAN, FSGS or HCU or of the number of patients who may benefit from treatment with sparsentan or pegtibatinase prove to be incorrect or if regulatory approval is conditioned on label restrictions that limit the approved patient population, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.
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
We do not currently have patent protection for certain of our commercial products. If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, their value will be adversely affected.
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We do not have, and do not expect to obtain, patent protection for Thiola, Chenodal or Cholbam. Additionally, although we have a license to a granted U.S. patent covering the treatment of cystinuria by administering Thiola EC with food (U.S. Patent No. 11,458,104, "the '104 patent”), as well as a pending U.S. patent application directed to Thiola EC, we do not know whether the pending U.S. patent application or any future patent application will result in a granted patent covering Thiola EC. More generally, we may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors, including for example the 104 patent, may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
Patent laws vary by country. Some countries have compulsory licensing laws under which a patent owner may be required to grant licenses to third parties. Some countries do not grant or enforce patents related to medical treatments, or limit enforceability in the case of a public emergency. In addition, many countries limit the enforceability of patents against government agencies or government contractors. If we are unable to obtain or enforce patents related to medical treatments in certain countries, or we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our business may be adversely affected.
The intellectual property systems in other countries can be destabilized as a result of political events, during which the ability to obtain, maintain and enforce intellectual property protection in the affected country may be uncertain and evolving. For example, as a result of the ongoing war between Ukraine and Russia, Russian officials have suggested that they may treat patents or patent applications owned by parties from certain countries, including the United States, as unenforceable and/or provide for zero compensation compulsory licenses to such patents or patent applications. Recent court decisions in Russia have raised questions about the strength of trademark protections in Russia. The U.S. government’s response to political events may also negatively affect our ability to obtain, maintain and enforce intellectual property protection in the affected country. For example, the U.S. government has issued sanctions against Russia related to the ongoing war in Ukraine, and as a result of these sanctions, it may not be possible to pay fees necessary for prosecution and maintenance of Russian patent applications and patents in the absence of licenses or exclusions set forth by the U.S. government authorizing transactions in connection with intellectual property. Payments for trademark protection may be similarly impacted. The U.S. Department of the Treasury has issued General License No. 31, authorizing such transactions to allow filing, prosecution and maintenance of Russian patents and trademarks. Uncertainties regarding political events, including the ongoing war between Ukraine and Russia, as well as any resulting losses of intellectual property protection, could harm our business.
Our product FILSPARI is covered by U.S. Patent No. 6,638,937, which expired in 2019 and to which we have an exclusive license. In addition, U.S. Patent No. 9,662,312, to which we also have an exclusive license and which was granted on May 30, 2017 and expires in 2030, covers the use of sparsentan for treating glomerulosclerosis, including FSGS. U.S. Patent No. 9,993,461, to which we also have an exclusive license and which was granted on June 12, 2018 and expires in 2030, covers the use of sparsentan for treating IgAN as well as glomerulosclerosis, including FSGS.
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
We have negotiated a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of IgAN and FSGS. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we and CSL Vifor could lose our rights to sparsentan. We have obtained a U.S. patent and European patent each covering the use of sparsentan for treating glomerulosclerosis, including FSGS, as well as a second U.S. patent and a second European patent each covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. In addition, in 2020 we obtained a U.S. patent covering the use of sparsentan for the treatment of Alport syndrome. However, we cannot be certain that we will be able to obtain patent protection for various other potential indications for sparsentan, or whether, if granted, we would be able to enforce such patents. Additionally, in November 2020, a third party filed an opposition to our second European patent (European Patent No. EP3222277, “the ‘277 EP Patent”), in the European Patent Office ("EPO"). While we are vigorously defending the ‘277 EP Patent against the opposition, there is no guarantee that we will be successful in doing so.
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
We expect to rely on orphan drug status to develop and commercialize certain of our products and product candidates, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits.
We expect to rely on orphan drug exclusivity for sparsentan and potential future product candidates that we may develop. Orphan drug status currently confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. The FDA and EMA have granted orphan designation for Chenodal, sparsentan, and pegtibatinase (TVT-058) for the treatment of CTX, IgAN and FSGS and homocystinuria, respectively. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling these molecules for the same indication beyond these time frames. Furthermore, in Europe, orphan drug status is re-evaluated in connection with the marketing authorization review process and a product candidate must re-qualify as of such time in order to maintain orphan drug status. In addition, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been executive, judicial, Congressional, and political challenges to certain aspects of the PPACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
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
A primary trend in the United States healthcare industry and elsewhere is toward cost containment. We expect the changes made by PPACA, other legislation impacting the Medicare program and the 340B program, and the increasing emphasis on managed care to continue to put pressure on pharmaceutical product pricing. As these concerns continue to grow over the need for tighter oversight, there remains the possibility that the Heath Resources and Services Administration or another agency under the U.S. Department of Health and Human Services ("HHS") will propose regulations or that Congress will explore changes to the 340B program through legislation. There have also been a number of initiatives pending at the state and federal level that could negatively impact the reimbursement for products approved under the accelerated approval pathway in the United States by restricting patient access or establishing differential payment models. Certain states are also in the process of establishing Patient Drug Affordability Boards with the authority in some cases to set upper payment limits.
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Also, there have been reports that the U.S. government is considering targeted price controls and reference pricing based on foreign single-payer country access policies, which, if implemented, could adversely affect our revenues.
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
The use of any of our potential products in clinical trials, and the sale of any approved products, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10 million per occurrence and $25 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage as we obtain marketing approval for additional product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our operating results will suffer if we fail to compete effectively.
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and drug industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell drugs. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render such potential products noncompetitive. Furthermore, competitors could enter the market with generic versions of our products. For example, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in May 2021 and a second 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in June 2022.
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
We do not own or operate manufacturing facilities for clinical or commercial production of our products or product candidates. We have limited personnel with experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We outsource all manufacturing and packaging of our nonclinical, clinical, and commercial products to third parties. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production and in maintaining required quality control. These problems include difficulties with production costs and yields and quality control, including stability of the product candidate.
We intend to rely on third-party manufacturers for the long-term commercial supply of FILSPARI and for our development stage product candidates, including sparsentan for the treatment of FSGS and pegtibatinase (TVT-058). We expect the manufacturers of each product or product candidate to, at least initially and potentially for a significant period of time, be single source suppliers to us. Reliance on third-party manufacturers entails risks to which we may not be subject if we manufactured our product candidates or products ourselves, including:
•reliance on the third party for regulatory compliance and quality assurance;
•limitations on supply availability resulting from capacity and scheduling constraints of the third parties;
•less control over cost increases resulting from inflationary pressures affecting raw materials and other supply chain components;
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
Our contract manufacturers are required to adhere to FDA regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize. Our manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our manufacturers are subject to unannounced inspections by the FDA, state regulators and similar regulators outside the United States. We are ultimately responsible for ensuring that our API and finished products are manufactured in accordance with cGMP regulations and similar regulatory requirements outside the United States, and it is therefore critical that we maintain effective management practices and oversight with respect to our third-party manufacturers, including routine auditing. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect regulatory approval and supplies of our product candidates.
Our product and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. A health epidemic or pandemic and associated vaccine or treatment development and manufacturing efforts may increase demand for the services supplied by many third-party manufacturers, including some of those that we utilize for our products and product candidates, which may result in decreased availability of manufacturing slots at many such facilities. If the third parties that we engage to manufacture products for our developmental or commercial products should halt or cease to continue to do so for any reason, we likely would experience interruptions in cash flows and/or delays in advancing our clinical trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. Later relocation to another manufacturer will also require notification, review and other regulatory approvals from the FDA and other regulators and will subject our production to further cost and instability in the availability of our product candidates. In addition, if we are not able to obtain adequate supplies of our products and product candidates, or the drug substances used to manufacture them, it will be more difficult for us to sell our products and to develop our product candidates. This could greatly reduce our competitiveness and negatively affect our results of operations.
Our current and anticipated future dependence upon others for the manufacture of our products and product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize our marketed products and any other products that may obtain regulatory approval on a timely and competitive basis.
Materials necessary to manufacture our products and product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products and product candidates.
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our nonclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, significant increases in inflation and global supply chain disruptions, as well as past and potential future disruptions related to COVID-19 and potential future disruptions related to Russia's invasion of Ukraine and global geopolitical tension, including between the U.S. and China, have had and may continue to have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our nonclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, in 2021 a membrane used in pegtibatinase (TVT-058) drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing and we continue to see challenges with securing materials used in the pegtibatinase manufacturing process that are in short supply as a result of COVID-19. While we believe our contingency plans will enable us to continue the ongoing clinical study of pegtibatinase (TVT-058) with the currently available clinical supplies, there is no guarantee that we will not face additional shortages of this membrane, or other materials necessary to manufacture pegtibatinase (TVT-058) or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.

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
We have experienced significant growth over the past five years in the number of our employees and the scope of our operations. We have expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. We have also expanded our operations in anticipation of the commercial launch of FILSPARI in the United States, including by adding additional members to our sales force, and expect to continue to hire additional staff in the coming months. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, continue to recruit and train additional qualified personnel, and successfully integrate such expanded operations into our existing business. To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical, commercial and management personnel, and we face significant competition for experienced personnel.
Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, including in connection with the planned commercial launch of FILSPARI in the United States. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.
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
The execution of our strategic objectives and future success will depend upon our continued ability to identify, hire, develop, motivate and retain a highly qualified workforce. We depend on contributions from our employees, and, in particular, our senior management team, to execute efficiently and effectively. Our success further depends on our ability to attract, retain and motivate highly skilled mid-level and senior managers as well as team members at various levels in the scientific, development, medical and commercial areas of the business, particularly as we hire additional personnel in connection with our planned commercial launch of FILSPARI in the United States.
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
Health epidemics or pandemics could materially adversely affect our business, results of operations and financial condition.
A health epidemic or pandemic poses the risk that we or our clinical trial subjects, employees, contractors, collaborators, suppliers and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may be requested or mandated by governmental authorities, or that our or their ability to conduct operations will be negatively impacted by staffing shortages while employees quarantine as a result of exposure to or transmission of the virus. In addition, a health epidemic or pandemic could impact personnel at third-party manufacturing facilities in the United States and other countries, including China, or the availability or cost of materials, which could potentially disrupt the supply chain for our commercial products, our product candidates or the comparator products in our ongoing clinical trials.
The timelines and conduct of our ongoing clinical trials previously have been affected by COVID-19 and we may experience similar delays or interruptions due to COVID-19 or other health epidemics or pandemics in the future. For example, in 2020 we experienced a reduction in the rates of patient enrollment in our ongoing clinical trials as a result of the COVID-19 pandemic. While we remain in close contact with our CROs, clinical sites and suppliers in an attempt to manage and mitigate the impacts that COVID-19 may have on our clinical trials and projected timelines and we have implemented certain mitigating measures in accordance with COVID-19 related FDA guidance in an effort to ensure the ongoing safety of the patients in our clinical trials and the continued collection of high quality data, there is no guarantee that such efforts will be successful. As challenging as conducting clinical trials is during normal times, the risks, operational challenges and costs of conducting clinical trials increased substantially during the COVID-19 pandemic. In addition, restrictions caused by the COVID-19 or other health epidemic or pandemic may result in impediments to obtaining biopsies, which could impact the ability to timely obtain diagnoses of IgAN or FSGS.
Beginning in March 2020, substantially all of our workforce began working remotely either all or substantially all of the time as a result of applicable stay-at-home and shelter-in-place orders. As of the date of this report, the majority of our workforce is still working remotely, at least part of the time. The effects of any similar orders in the future or our related remote-work policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Remote work operations also heighten the risk of cyber-attacks and make it more difficult for us to protect our confidential information. In addition, as many of our employees have returned to the office at least part of the time, we cannot guarantee that our workforce will not face an outbreak that could adversely impact our operations.
Moreover, COVID-19 continues to evolve, and the extent to which COVID-19 may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence, infectiousness and severity of new variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, global supply challenges, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business.
We will likely experience fluctuations in operating results and could incur substantial losses.
We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and nonclinical development activities. We anticipate that our expenses will continue to increase as we:
•continue the ongoing portion of the Phase 3 trial of FILSPARI for the treatment of IgAN to the confirmatory endpoint and through the open-label extension period;
•continue the open label portion of DUET and the Phase 3 trial of sparsentan for the treatment of FSGS;
•continue the research and development of additional product candidates, including pegtibatinase (TVT-058);
•expand our sales and marketing infrastructure to commercialize our current approved products, and any other products for which we may obtain regulatory approval; and

•expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
To attain and sustain profitability, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including the discovery of product candidates, successful completion of nonclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may not be successful enough in these activities to generate revenues that are substantial enough to recoup the expenses we have expended in conducting these activities to achieve profitability. Pursuant to the Ligand License Agreement, we are obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of FILSPARI and any other products containing sparsentan or related compounds, which will impact our potential future profit from the commercialization of FILSPARI in the United States and sparsentan for the treatment of IgAN in Europe, if approved, as well as sparsentan for the treatment of FSGS, if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become or remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock may also cause a loss of a part or all of your investment.
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
We may need substantial funding and may be unable to raise capital when needed.
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct later-stage clinical trials of our product candidates. In addition, in anticipation of the planned commercial launch of FILSPARI in the United States, we have begun to incur significant commercialization expenses and expect to continue to incur significant commercialization expenses for FILSPARI and any other future approved products, including for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. Our expenses have and may continue to increase as a result of increasing inflation in the United States and abroad. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. General market conditions, including increases in interest rates and stock price volatility, and ongoing issues arising from COVID-19, Russia's invasion of Ukraine and global geopolitical tensions, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all.
Management believes our ability to continue our operations depends on our ability to sustain and grow revenue, results of operations and our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we may incur losses in the immediate future. We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and nonclinical development activities. We expect to finance our cash needs from cash on hand and results of operations, and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to continue our operations until we can achieve sustained profitability and positive cash flows from operating activities. Additional funds may not be available to us when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.
Our future capital requirements will depend on many factors, including:

•the timing, progress, cost and results of our clinical trials, preclinical studies and other discovery and research and development activities;
•the timing of, and costs involved in, seeking and obtaining marketing approvals for our products, and in maintaining quality systems standards for our products;
•the timing of, and costs involved in, commercial activities, including product marketing, sales and distribution;
•our ability to successfully commercialize FILSPARI in adult patients with IgAN, and to obtain regulatory approval for and successfully commercialize sparsentan for FSGS and our other or future product candidates;
•increases or decreases in revenue from our marketed products, including decreases resulting from generic entrants or health epidemics or pandemics such as COVID-19;
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
•the extent to which we acquire or invest in businesses, products and technologies; and
•the potential impacts of inflation and resulting cost increases.
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
•general economic, industry and market conditions, including the impacts thereon of inflation and rising interest rates, COVID-19, Russia's invasion of Ukraine and global geopolitical tensions;
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
In addition, the stock markets, and in particular, the Nasdaq Stock Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many pharmaceutical companies. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors” could have a dramatic and material adverse impact on the market price of our common stock.
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
•distracting employees from operations;
•retaining existing customers and attracting new customers; and
•managing inefficiencies associated with integrating the operations of the acquired company or product into our own operations.
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
We may become involved in litigation matters, which could result in substantial costs, divert management's attention and otherwise have a material adverse effect on our business, operating results or financial condition.
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
We are also subject to regulation by national, regional, state and local agencies, including but not limited to the FDA, CMS, Department of Justice, the Federal Trade Commission, the HHS Office of Inspector General and other regulatory bodies. The FDC Act, Social Security Act, Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including nonclinical testing, clinical research, approval, production, labeling, sale, distribution, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government health care programs. Our manufacturing partners are subject to many of the same requirements.
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
Securing FDA approval requires the submission of extensive nonclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and successful inspection of manufacturing facilities by, the FDA. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.
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
•the FDA’s or comparable regulatory authorities’ disagreement with the manner in which we interpret the data from nonclinical studies or clinical trials;
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
The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and non-United States regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved product not commercially viable. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn, including for failure to comply with regulatory requirements or if clinical or manufacturing problems follow initial marketing.
We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. In addition, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), operative on January 1, 2023, expands the CCPA, by applying it to personal information of business representatives and employees, establishing a new California Privacy Protection Agency to implement and enforce the CCPA (as amended) and adding a new right for individuals to correct their personal information. Other states have enacted data privacy laws, including Virginia and Colorado, both of which differ from the CPRA and become effective in 2023. Additional data privacy and security legislation has been proposed at the federal, state, and local levels in recent years. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, such laws could increase our potential liability, increase compliance costs, or adversely affect our business.
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border transfer laws, which could make it more difficult to transfer information across jurisdictions or prevent us from conducting business in certain countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe. Inability to import personal data from Europe to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with CROs, service providers, contractors and other companies that are subject to such cross-border data transfer or localization laws; the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including proceedings against us by governmental entities or others. If we or any of our partners fail to comply or are perceived to have failed to comply with applicable obligations, we or they could be subject to a range of regulatory actions or litigation that could affect our or our partners' ability to commercialize our products and conduct necessary research and development, and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action or litigation could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Compliance with applicable federal, state, and foreign laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include significant criminal fines, civil monetary penalties, administrative penalties, disgorgement, exclusion from participation in federal health care programs, individual imprisonment, injunctions, recall or seizure of products, total or partial suspension of production, reputational harm, administrative burdens, interruption or cessation of clinical trials, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings, and the curtailment or restructuring of our operations, and other sanctions. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In the ordinary course of our business, we and our third-party service providers may process proprietary, confidential, and sensitive data, including personal data (such as health-related data and data related to our clinical trials), intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to provide certain products, including active pharmaceutical ingredients, to operate our business, including in China. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. We may share or receive sensitive information with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists", organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war in Ukraine, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Additionally, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful and could result in a material disruption of our programs and operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities
Applicable data security obligations may require us to notify relevant stakeholders of any security incidents, including affected individuals, customers, and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years of research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, in future years we may experience a material decrease in our cash flows from operations and an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States and our overall net operating loss position.
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.
Under current law, our federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2022, we had federal net operating loss ("NOL") of $90.2 million. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if the FDA or EDA experience resource constraints, it could significantly impact the ability of the applicable regulatory agency to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for increased future disclosures, we may be perceived by certain stakeholders as not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC's proposed rules designed to enhance and standardize climate-related disclosures, which, if finally approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. In addition, given our business model, we currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.
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
Our operations, and those of our third-party manufacturers, CROs and other contractors and consultants, could be subject to disruptions resulting from earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics or pandemics, wars and other geopolitical conflicts (including related to Russia's invasion of Ukraine), and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
In addition, we rely on third-party manufacturers, some of whom are located in China, to manufacture API for FILSPARI and certain of our product candidates. Any disruption in production or inability of our manufacturers in China to produce or ship adequate quantities to meet our needs, whether as a result of a natural disaster or other causes (such as staffing shortages, COVID-19 or other health epidemic or pandemic), could impair our ability to meet commercial demand for FILSPARI, to operate our business on a day-to-day basis and to continue our research and development of our product candidates. In addition, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments (such as tariffs on chemical intermediates we use that are manufactured in China), political unrest or unstable economic conditions in China. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position.
We have identified a material weakness in our internal control over financial reporting, and our financial controls and procedures may not in the future be sufficient to ensure timely and reliable reporting of financial information, which could, if not remediated, result in a material misstatement in our financial statements and could adversely affect our future results of operations and our stock price.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As disclosed under Item 9A of this Annual Report, there was a material weakness in our internal control over financial reporting as of December 31, 2022 because we did not design effective controls and procedures to evaluate the accounting for a certain pre-launch inventory contract affecting the timing of recognition of research and development expense.
As a result of the material weakness, we are adding controls to ensure timely accounting evaluation of research and development expense recognition of certain pre-launch inventory. However, if we are unable to remediate this material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses and negatively impact the price of our common stock. In addition, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Furthermore, investor perceptions of our company may suffer as a result of the current material weakness or any future material weakness in our internal controls, and this could cause a decline in the market price of our stock. Any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results, result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm, and harm our reputation.
Risks Related to our Indebtedness and Investments
Our indebtedness could adversely affect our financial condition.
As of December 31, 2022, we had approximately $385 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
We expect to use cash flow from operations and outside financings to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not generate sufficient cash from operations, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the 2025 Notes and 2029 Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness may limit our ability to pursue any of these alternatives. In addition, we may from time to time seek to retire or purchase our outstanding debt, including the 2025 Notes or 2029 Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.
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
General Risk Factors
Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions, including as a result of inflation and rising interest rates, COVID-19, Russia's invasion of Ukraine and global geopolitical tension, and may experience disruptions in the future. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease the following locations to conduct our business:

Location	Address	Lease Expiration	Square Feet
San Diego, California	3611 Valley Centre Drive, Suite 300	August 31, 2028	149,123
Dublin, Ireland	3 Mount Street Crescent, 2nd Floor	September 30, 2027	1,960
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
As of February 21, 2023, the last reported sale price of our Common Stock as reported by the Nasdaq was $21.30.
As of February 21, 2023, we had approximately 174 holders of record of our common stock.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Travere Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index
Travere Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis of our financial condition and results of operations for 2022 as compared to 2021 are discussed below, and should be read in conjunction with our audited Consolidated Financial Statements, including the notes thereto. For a discussion of our financial condition and results of operations for 2021 as compared to 2020, except as set forth below, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K, which discussion is incorporated by reference herein.
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney, liver, and metabolic diseases. Our approach centers on advancing our innovative pipeline with multiple late-stage clinical programs targeting rare diseases with significant unmet medical needs. Upon approval of any of our late-stage programs, we intend to leverage the skills of our talented commercial organization which has successfully identified, supported and treated patients prescribed our approved products over the last nine years.
FILSPARI™ (sparsentan)
On February 17, 2023, the FDA granted accelerated approval of FILSPARI™ (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at UPCR ≥1.5 gram/gram. We expect FILSPARI to be available beginning the week of February 27, 2023, and will be providing a comprehensive patient support program throughout the patient’s treatment journey.
This indication is granted under accelerated approval based on reduction in proteinuria. It has not been established whether FILSPARI slows kidney function decline in patients with IgAN. The continued approval of FILSPARI may be contingent upon confirmation of a clinical benefit in the ongoing Phase 3 PROTECT Study, which is designed to demonstrate whether FILSPARI slows kidney function decline. Topline results from the two-year confirmatory endpoints in the PROTECT Study are expected in the fourth quarter of 2023 and are intended to support traditional approval of FILSPARI.
FILSPARI, a once-daily, oral medication is designed to selectively target two critical pathways in the disease progression of IgAN (endothelin 1 and angiotensin-II) and is the first and only non-immunosuppressive therapy approved for the treatment of this condition.
FILSPARI (sparsentan) is a dual endothelin angiotensin receptor antagonist (DEARA). Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. Sparsentan has been granted Orphan Drug Designation for the treatment of IgAN in the U.S. and Europe. We expect that FILSPARI will be granted seven years of Orphan Drug Exclusivity for proteinuria in adults with primary IgAN at risk of rapid disease progression.
IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of up to 150,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to end stage kidney disease within 15 years. FILSPARI is the first and only non-immunosuppressive therapy approved for this condition. At launch, we expect approximately 30,000 to 50,000 patients in the United States to be addressable under FILSPARI's accelerated approval indication statement.
The approval of FILSPARI, granted under the FDA’s accelerated approval pathway, is based on clinically meaningful and statistically significant improvements in proteinuria compared to an active comparator in the pivotal and ongoing Phase 3 PROTECT Study, the largest head-to-head interventional study to date in IgAN. It is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of 400mg of sparsentan, compared to 300mg of irbesartan, in 404 patients ages 18 years and up with IgAN and persistent proteinuria despite available ACE or ARB therapy.
The PROTECT Study protocol provided for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint - the change in proteinuria (UPCR) at week 36 from baseline. Secondary efficacy endpoints include the rate of change in eGFR following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. In August 2021, we announced positive topline interim results from the ongoing Phase 3 PROTECT Study. The PROTECT Study met its pre-specified interim primary efficacy endpoint with statistical significance. After 36 weeks of treatment, patients receiving FILSPARI achieved a mean reduction in proteinuria from baseline of 49.8 percent, compared to a mean reduction in proteinuria from baseline of 15.1 percent for irbesartan-treated patients (p<0.0001). We believe that preliminary eGFR data available at the time of the interim analysis are indicative of a potential clinically meaningful treatment effect after two years of treatment. Results from the interim assessment in the PROTECT Study showed that FILSPARI was well tolerated with a clearly defined safety profile that has been consistent across all clinical trials conducted to date. In PROTECT, the most common adverse reactions (≥ 5%) are peripheral edema, hypotension (including orthostatic hypotension), dizziness, hyperkalemia, and anemia. Because of the risks of liver injury and birth defects, FILSPARI is available only through a REMS approved by the FDA.
Per request from the FDA, the efficacy data contained in the FDA-approved label is a post-hoc sensitivity analysis that evaluates the first 281 randomized patients, a subset of the full trial population. The mean reduction in proteinuria from baseline in the post-hoc sensitivity analysis is 45% for FILSPARI versus 15% for the active control, irbesartan. Both the pre-specified and post-hoc sensitivity analyses have demonstrated that FILSPARI achieves a rapid and sustained reduction in proteinuria, with statistically significant and clinically meaningful improvement compared to the active comparator irbesartan. The PROTECT Study is fully enrolled and is scheduled to continue as planned on a blinded basis to assess the treatment effect on eGFR slope over 110 weeks in the confirmatory endpoint analysis.
Beginning in 2023, we plan to expand data generation through a sub study in the open-label extension of the ongoing PROTECT Study, as well as an open-label clinical study to investigate the safety and efficacy of sparsentan in combination with sodium glucose cotransporter-2 inhibitors (SGLT2i) for the treatment of IgAN.
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
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan has been granted Orphan Drug Designation for the treatment of FSGS in the U.S. and Europe.
FSGS is a leading cause of end-stage kidney disease (ESKD) and nephrotic syndrome. There are currently no FDA-approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan. In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 DUPLEX study of sparsentan in FSGS. The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (UPCR) ≤1.5 g/g and a >40% reduction in UPCR from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). A preliminary review of the results from the interim analysis suggests that, as of the data cut-off, sparsentan has been generally well-tolerated and the overall safety results have been generally comparable between treatment groups. The confirmatory primary endpoint of the DUPLEX Study to support traditional regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. Consistent with the DUPLEX Study protocol, patients will continue in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis. The DUPLEX Study is fully enrolled and topline results from the confirmatory endpoint are expected in the second quarter of 2023.

In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that additional data would be needed to potentially support a submission for accelerated approval under subpart H. We and the FDA subsequently aligned on a plan for us to provide the FDA with additional eGFR data from a 2022 data-cut to potentially support a submission for accelerated approval for FSGS. We provided the FDA with such additional eGFR data from the ongoing DUPLEX Study in the first half of 2022 and held a subsequent Type A meeting with the FDA to discuss the data and the potential for a submission for accelerated approval. Following review of the data, the FDA has communicated that it does not deem such data sufficiently supportive for an accelerated approval submission, but indicated that the DUPLEX Study as designed maintains the potential for traditional approval pending completion of the study. We are planning to continue the study to completion which is expected to occur in the second quarter of 2023, and if the data are supportive, file for traditional approval in the second half of 2023.
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
Following positive results from the first five cohorts of the ongoing Phase 1/2 COMPOSE Study, we are evaluating pegtibatinase in a final cohort in the COMPOSE Study to further inform our pivotal development program to ultimately support potential approval of pegtibatinase for the treatment of HCU. The additional cohort was initiated to inform and refine formulation work for future development and commercial purposes and to further evaluate the dose response curve for pegtibatinase. In the fourth quarter of 2022, enrollment completed in the sixth and final cohort of the ongoing Phase 1/2 COMPOSE Study. We anticipate reporting additional data from COMPOSE in mid-2023. In parallel with completing the final cohort in the COMPOSE Study, we are preparing for the potential initiation of a pivotal Phase 3 clinical trial of pegtibatinase in patients with HCU in the second half of 2023, subject to communications and feedback from the FDA and associated program assessments.
We acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
Chenodal
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. While indicated for radiolucent stones in the gallbladder, Chenodal has been recognized as the standard of care for cerebrotendinous xanthomatosis (CTX) for more than three decades, although it is not currently labeled for this indication. CTX is a rare, progressive and underdiagnosed bile acid synthesis disorder affecting many parts of the body. In September 2022, we were granted Fast Track designation by the FDA for the investigation of Chenodal for CTX. In January 2020, we randomized the first patients in our Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX, and the study enrollment remains open. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States. During 2023, we expect to complete the ongoing Phase 3 RESTORE Study in CTX. Pending supportive data, we anticipate being in position to subsequently submit an NDA for a CTX indication.

Preclinical Programs:
We are a participant in a Cooperative Research and Development Agreement (CRADA), which forms a multi-stakeholder approach to pool resources with leading experts, and incorporate the patient perspective early in the therapeutic identification and development process. We are partnering with the National Institutes of Health’s National Center for Advancing Translational Sciences (NCATS) and a leading patient advocacy organization, Alagille Syndrome Alliance, aimed at the identification of potential small molecule therapeutics for Alagille syndrome (ALGS). There are no treatment options currently approved for ALGS.
We are party to a collaboration agreement with PharmaKrysto Limited and their early-stage cystinuria discovery program, whereby we are responsible for funding all research and development expenses for the pre-clinical activities associated with the cystinuria program.
Other Commercial Products:
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
In May 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted sales, and these or additional generic versions of either formulation could have a material adverse impact on sales.
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

Critical Accounting Estimates
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
We recognize revenues from product sales when the customer obtains control of the product, which occurs upon delivery to our customer. We receive payments from our product sales based on terms that generally are within 30 days of delivery of product to the patient.
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to its customers, health care providers, payers and other indirect customers relating to the sale of our products. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration to which we will be entitled. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). Calculating these provisions involves estimates and judgements. Where appropriate, these reserves take into consideration our historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the provisions, we will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a net product revenue increase of $0.8 million, $0.4 million, and $0.4 million, respectively, related to performance obligations satisfied in previous periods.
Payments received under collaboration and licensing agreements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and royalties on the sale of products. At the inception of arrangements that include milestone payments, we use judgement to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are considered to be constrained due to a high degree of uncertainty and are not included in the transaction price until such uncertainty is resolved. At the end of each reporting period, we re-evaluate the probability of achievement of development milestones and any related constraint and adjust the estimate of the overall transaction price, if necessary. As of December 31, 2022, our evaluation concluded that all such milestones associated with our collaboration and licensing agreements remained constrained and therefore no adjustment to the respective transaction price was necessary. We recognize aggregate sales-based milestones and royalty payments from product sales of which the license is deemed to be the predominant item to which the royalties relate, at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied.
We utilize significant judgement to develop estimates of the stand-alone selling price for each distinct performance obligation based upon the relative stand-alone selling price. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. The stand-alone selling price for license-related performance obligations requires judgement in developing assumptions to project probability-weighted cash flows based upon estimates of forecasted revenues, clinical and regulatory timelines and discount rates. The stand-alone selling price for clinical development performance obligations is based on forecasted expected costs of satisfying a performance obligation plus an appropriate margin. In 2022, there were no new collaboration and licensing agreements with customers which required an estimate of the stand-alone selling price for an underlying performance obligation.
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
The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally as costs are incurred. We generally utilize the cost-to-cost method of progress because it best measures the transfer of control to the customer which occurs as we incur costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. We use judgment to estimate the total costs expected to complete the clinical development performance obligations, which include subcontractor costs, labor, materials, other direct costs and an allocation of indirect costs. We evaluate these cost estimates and the progress each reporting period and adjust the measure of progress, if necessary.
Changes in assumptions where management utilizes significant judgement could have a material impact on the revenue we recognize.
Clinical Trial Expenses
We record expenses in connection with our clinical trials under contracts with contract research organizations ("CROs") that support conducting and managing clinical trials, as well as contract manufacturing organizations ("CMOs") for the manufacture of drug product supplies to support clinical development. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up, initiation activities, enrollment, treatment of patients, or the completion of other clinical trial activities, and in the case of CMOs, costs associated with the production of drug product supplied and the procurement of raw materials to be consumed in the manufacturing process.
Expenses related to clinical trials are accrued based on our estimates of the progress of services performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials or the delivery of goods. We currently have three Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials that are significant and changes in estimates could have a material impact on expenses we recognize.
Stock-Based Compensation
We account for share-based compensation arrangements in accordance with ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. For restricted stock units, the value of the award is based on our stock price at the grant date. For performance-based restricted stock unit awards, the value of the award is based on our stock price at the grant date, with consideration given to the probability of the performance condition being achieved. We use historical data and other information to estimate the expected price volatility for stock option awards and the expected exercise activity for all awards. Expense is recognized over the vesting period for all awards and commences at the grant date for time-based awards and upon our determination that the achievement of such performance conditions is probable for performance-based awards. The valuation, including the assumptions, require significant judgment by management.
The following weighted average assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the specified reporting periods:

	Year Ended December 31,
	2022	2021	2020
Risk free rate	1.7%	0.6%	1.5%
Expected volatility	50%	59%	64%
Expected life (in years)	6.4	6.4	6.3
Expected dividend yield	—	—	—
Total non-cash stock-based compensation expense consisted of the following for the years ended December 31, 2022, 2021 and 2020: $39.2 million, $30.8 million and $23.6 million, respectively.
Contingent Consideration
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. On a quarterly basis, we revalue these obligations and record increases or decreases from their fair value as an adjustment to the Consolidated Statements of Operations and Comprehensive Loss. In estimating the fair value of our contingent consideration, we use a Monte Carlo Simulation. Changes to contingent consideration obligations can result from changes to discount rates, accretion of the liability due to the passage of time, changes in revenue forecasts and long-term growth rates. The determination of the contingent consideration liabilities requires significant judgments including the reasonableness of estimates and assumptions included in the forecasts of future net sales and the discount rates applied to such forecasts. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities.
We acquired two businesses, related to the Cholbam and Chenodal products, whose purchase price included potential future payments that are contingent on the achievement of certain milestones and percentages of future net sales derived from the products acquired. Discount rates used to determine the fair value at December 31, 2022 and 2021 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
December 31, 2022	7.75%	8.00%	8.10%
December 31, 2021	6.25%	7.25%	6.48%
For the years ended December 31, 2022, 2021 and 2020 we recognized a change in the fair value of contingent consideration of $15.0 million, $22.3 million, and $3.7 million, respectively.
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
We are subject to generic competition, and if additional generic versions of Thiola, any generic versions of Thiola EC, any generic versions of FILSPARI following the expiration of patent or regulatory exclusivity for the product, or generic versions of Cholbam or Chenodal or any of our current or future products, are approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on the recoverability of certain related intangible assets. Generic versions of the original formulation of Thiola have been approved and have impacted sales, and these or additional generic versions of either formulation could have a material adverse impact on sales.
Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for discussion.
Results of Operations
Revenue
For further background on our net product sales and license and collaboration revenue, see Revenue Recognition under our Critical Accounting Estimates.
The following table provides information regarding revenue, including net product sales and license and collaboration revenue (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Bile acid products	$102,558	$95,654	$6,904	$95,654	$89,438	$6,216
Tiopronin products	97,970	115,122	(17,152)	115,122	108,883	6,239
Total net product sales	200,528	210,776	(10,248)	210,776	198,321	12,455
License and collaboration revenue	11,490	16,714	(5,224)	16,714	—	16,714
Total revenue	$212,018	$227,490	$(15,472)	$227,490	$198,321	$29,169
Net product sales
Net product sales for the years ended December 31, 2022, 2021 and 2020 were $200.5 million, $210.8 million and $198.3 million, respectively, and consisted of sales of Chenodal and Cholbam ("Bile acid products") and Thiola ("Tiopronin products").

The decrease in net product sales for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to a decrease in Thiola net sales, partially offset by an increase in net sales of our bile acid products. The increase in sales of our bile acid products was driven organically, whereas the decrease in Thiola net sales was a result of generic competition.
License and collaboration revenue
The decrease in license and collaboration revenue for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to the recognition of $12.0 million in license revenue upon entering into the CSL Vifor License Agreement in September 2021, offset by an increase in collaboration revenue associated with the CSL Vifor License Agreement. Collaboration revenue, derived from the performance of clinical development activities and based upon the ratio of costs incurred to total estimated costs, increased by $6.8 million from $4.7 million in 2021 to $11.5 million in 2022, primarily due to a full year of performance in 2022 as compared to a partial year of performance in 2021.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Cost of goods sold	$7,592	$6,784	$808	$6,784	$6,126	$658
Research and development	235,780	210,328	25,452	210,328	131,773	78,555
Selling, general and administrative	220,206	149,883	70,323	149,883	135,799	14,084
Change in fair value of contingent consideration	15,006	22,260	(7,254)	22,260	3,655	18,605
Acquired IPR&D expense	—	—	—	—	97,131	(97,131)
Total operating expenses	$478,584	$389,255	$89,329	$389,255	$374,484	$14,771
Operating expenses for the year ended December 31, 2022, were $478.6 million compared to $389.3 million for the year ended December 31, 2021, an increase of $89.3 million.
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.
Cost of goods sold increased by $0.8 million due to increased sales quantities.
Research and development expenses
Research and development costs include expenses related to sparsentan, pegtibatinase (TVT-058) and our other pipeline programs. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, non-cash share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery methods, and associated overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
We currently have one Phase 1/2 clinical trial and three Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support studies. As such, clinical trial expenses will vary depending on the all the factors set forth above and may fluctuate significantly from quarter to quarter.
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
The following table summarizes our research and development expenses during the years ended December 31, 2022, 2021 and 2020. The internal costs include personnel, facility costs, and discovery and research related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses primarily include third-party contract costs relating to clinical trial activities, nonclinical studies and manufacturing.

	For the Year Ended December 31,
			(in thousands)
	2022		2021		2020
External service provider costs:
Sparsentan	$87,598		$103,350		$70,486
Pegtibatinase	42,100		27,823		1,962
General	30,465		18,786		15,433
Fosmetpantotenate (discontinued)	(56)	1	(124)	1	(2,295)	1
Total external service provider costs	160,107		149,835		85,586
Internal personnel costs	75,673		60,493		46,187
Total research and development	$235,780		$210,328		$131,773
1Credit received in 2022, 2021 and 2020.

Research and development costs increased by $25.5 million due to increases in clinical trial expenses, chemistry manufacturing and control costs, and related expenses associated with the advancement of our programs in development. Internal personnel costs to support all programs increased by $15.2 million, reflecting increased headcount along with rising labor costs. External service provider costs increased by $10.3 million, which included a $14.3 million increase in such costs for the development of pegtibatinase along with a $11.7 million increase in other general research and development costs, offset by a $15.8 million decrease in external service provider costs associated with the development of sparsentan as the program progresses through the development cycle. Certain costs associated with the production of inventory that could potentially be available to support the commercial launch of FILSPARI (sparsentan) have been recognized as research and development expense prior to regulatory approval. As of December 31, 2022, we have recognized approximately $7.5 million in research and development expenses related to the production of active pharmaceutical ingredient that could potentially support the commercial launch of FILSPARI.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
Selling, general and administrative expenses increased by $70.3 million due to increased headcount as a result of operational growth, including rising labor costs, and commercial launch preparations in anticipation of the U.S. launch of FILSPARI. Increases include combined employee compensation and stock compensation costs of $31.6 million, increases in commercial support expenses of $15.5 million and increases in various professional services expenses of $11.9 million. A combined increase in selling, general and administrative expenses of $7.2 million was primarily attributable to incremental increases in information technology expense, legal fees, travel expense, and depreciation and amortization.
Change in the valuation of contingent consideration
Fair value of contingent consideration decreased by $7.3 million due to increases in market driven discount rates, including increases in treasury rates and credit spreads.
Other Income/Expenses
Other income/expenses consists of interest income and expense, finance expense and miscellaneous other income/expenses.
The following table provides information regarding other income (expenses) (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Interest income	$6,276	$1,993	$4,283	$1,993	$5,003	$(3,010)
Interest expense	(11,275)	(20,141)	8,866	(20,141)	(19,050)	(1,091)
Other income, net	974	231	743	231	1,420	(1,189)
Loss on extinguishment of debt	(7,578)	—	(7,578)	—	—	—
Total other expense, net	$(11,603)	$(17,917)	$6,314	$(17,917)	$(12,627)	$(5,290)

Total other expense, net for the year ended December 31, 2022 was $11.6 million compared to total other expense, net of $17.9 million for the year ended December 31, 2021, which represents a change of $6.3 million. The change was primarily due to loss on extinguishment of debt in connection with the partial repurchase in 2022 of the Convertible Senior Notes due 2025, offset by reduced interest expense due to adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") as debt discount is no longer amortized. In 2021, we recognized $10.3 million in interest expense for the amortization of the debt discount in accordance with the previous accounting guidance. The increase in interest income was driven by the impact of increases in short-term interest rates on our interest-bearing security investments.
Income Tax Benefit (Provision)
The tax provision was $0.3 million for fiscal 2022 as compared to $0.4 million for fiscal 2021, a decrease of $0.1 million.
Inflation
Inflation generally affects us by increasing our salaries and fees paid to third-party contract service providers. Recent inflationary pressures have primarily impacted our operations through increased labor costs. While we continue to monitor the effects of macroeconomic factors, inflationary pressures have not affected our current outlook or business objectives.
Liquidity and Capital Resources
We have financed our operations through a combination of borrowings, sales of our equity securities, and revenues generated from our commercialized products, including Chenodal, Cholbam, Thiola and Thiola EC, along with proceeds from license and collaboration agreements. We have experienced significant growth in recent years in the number of our employees and the scope of our operations. We have expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization, including by adding additional members to our sales force in anticipation of the commercialization of FILSPARI in the United States for the treatment of IgAN. We anticipate that our expenses will continue to increase as we expand our sales and marketing infrastructure to commercialize FILSPARI and our other current approved products and any other new products for which we may obtain regulatory approval, advance the research and development of sparsentan for the treatment of IgAN and FSGS, along with the research and development for additional product candidates including pegtibatinase (TVT-058), and expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
We believe that our available cash and short-term investments as of the date of this filing, together with anticipated cash generated from operations, will be sufficient to fund our anticipated level of operations beyond the next 12 months. We expect that our operating results will vary from quarter-to-quarter and year-to-year depending upon various factors including revenues, selling, general and administrative expenses, and research and development expenses, particularly with respect to our clinical and preclinical development activities. Our ability to fund our operations in subsequent years will depend upon certain factors which are beyond our control and may require us to obtain additional debt or equity capital or refinance all or a portion of our debt, including the 2025 Notes and 2029 Notes, on or before maturity. Though we generate revenues from product sales arrangements, we may incur significant operating losses over the next several years. Our ability to achieve profitable operations in the future will depend in large part upon completing development of products in our pipeline, obtaining regulatory approvals for these products and bringing these products to market, along with potential in-licensing of additional products approved by the FDA and selling and manufacturing these products.
For the years ended December 31, 2022 and 2021, we had the following balances and financial performance (in thousands):

	December 31, 2022	December 31, 2021
Revenue	$212,018	$227,490
Net loss	$(278,482)	$(180,091)
Cash and cash equivalents	$61,688	$165,753
Marketable debt securities, at fair value	$388,557	$387,129
Accumulated deficit	$(1,014,223)	$(765,966)
Stockholders' equity	$42,851	$302,112
Net working capital*	$344,274	$458,739
Net working capital ratio**	3.42	4.70
* Current assets less current liabilities **Current assets divided by current liabilities
As of December 31, 2022, we had cash and cash equivalents of $61.7 million and available-for-sale marketable debt securities of $388.6 million. Substantial sources of funds over the past two fiscal years, as summarized further below, have included an upfront payment of $55.0 million in connection with a license agreement, net proceeds of $189.3 million from an underwritten public offering of our common stock, net proceeds of $55.2 million from the sale of our shares of common stock under an ATM facility, and net proceeds of $95.0 million from the issuance of debt after giving effect to the partial repurchase of our previously outstanding debt, along with collections from sales of our commercialized products.
Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the potential launch of FILSPARI, including purchase commitments for manufactured product, and, if approved, related milestone payments. Additional sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, and certain earned and potential milestone payments associated with sparsentan in connection with our license and collaboration arrangement with CSL Vifor.
Beyond the next 12 months and over the foreseeable future, our known commitments and potential financial obligations will likely include ongoing operations funding, operating lease payments, interest payments on our outstanding debt, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, milestone and royalty payments associated with FILSPARI, pegtibatinase (TVT-058), and other developmental programs based upon the achievement of certain agreement-specific criteria, along with sales-based royalties and the repayment of principal on the outstanding 2025 Notes and 2029 Notes upon their respective maturities. Potential sources of cash over this time horizon may include net revenues from sales of our existing products and, if commercialized, our pipeline products, licensing revenue, the sale or maturity of marketable debt securities in our investment portfolio, the refinancing of all or a portion of our debt, including the 2025 Notes and 2029 Notes, on or before maturity, or the issuance of additional debt or equity. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt, including the 2025 Notes or 2029 Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. In light of global and macroeconomic conditions, including rising interest rates and volatility in the capital markets, we may not be able to successfully conduct financing or refinancing activity on favorable terms or at all.
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
See Note 4 to Consolidated Financial Statements for further discussion.
Equity Offerings
2021 Underwritten Public Offering of Common Stock
In February 2021, we sold an aggregate of 7.5 million shares of our common stock in an underwritten public offering, at a price of $26.75 per share. The net proceeds to us from the offering, after deducting the underwriting discounts and offering expenses, were $189.3 million.
At-the-Market Equity Offering
In February 2020, we entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under our prior registration statement on Form S-3 (Registration Statement No. 333-227182). An additional $51.9 million were sold under our effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million from the settlement of 701,600 shares under the ATM Agreement in the year ended December 31, 2022. As of December 31, 2022, an aggregate amount of $19.5 million remained eligible for sale under the ATM Agreement.
Authorized Shares of Common Stock
On May 14, 2021, in connection with our 2021 Annual Meeting of Stockholders, the Company’s stockholders approved, among other matters, a Certificate of Amendment (“Certificate of Amendment”) to our Certificate of Incorporation to increase the number of shares of common stock authorized for issuance thereunder from 100,000,000 to 200,000,000. Effective May 18, 2021, the Certificate of Amendment was filed with the Secretary of State of the State of Delaware.

Operating Leases
Future Minimum Rental Commitments
We have future minimum rental commitments totaling $38.2 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
See Note 18 to Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of the Company's contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements. As of December 31, 2022, we have a commitment to purchase $36.3 million in active pharmaceutical ingredient to be delivered in 2023.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million, including a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) that we plan to make in the first quarter of 2023, which was triggered upon the accelerated approval of FILSPARI in February 2023. Through December 31, 2022, we have made payments under this arrangement totaling $18.4 million. In addition, we are obligated to pay to Ligand (and BMS) an escalating annual royalty between 15% and 17% of net sales of FILSPARI and any other products containing sparsentan or related compounds.
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
See Note 9 to Consolidated Financial Statements for further discussion.
Thiola License Agreement
In 2014, we entered into a license agreement with Mission Pharmacal ("Mission"), pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. We paid Mission an up-front license fee of $3.0 million and during the term of the agreement will pay guaranteed minimum royalties during each calendar year the greater of $2.0 million or 20% of our net sales of Thiola in the United States and Canada.
In November 2017, we amended the license agreement to extend the term through May 2029.
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
See Note 5 to Consolidated Financial Statements for further discussion.
Stock Purchase and Collaboration Agreement with PharmaKrysto
On March 8, 2022, the Company entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company related to PharmaKrysto's early-stage cystinuria discovery program, and concurrently therewith entered into a Stock Purchase Agreement with PharmaKrysto (together, the "Agreements"). Pursuant to the terms of the Agreements, the Company paid PharmaKrysto's shareholders $0.6 million in cash to purchase 5% of the outstanding common shares of PharmaKrysto and $0.4 million to PharmaKrysto as a one-time signing fee. Under the Collaboration Agreement, the Company will fund all research and development expenses for the pre-clinical activities associated with the cystinuria program, which are estimated to be approximately $5.0 million. The Agreements require the Company to purchase an additional 5% of the outstanding common shares for $1.0 million upon the occurrence of a specified pre-clinical milestone, and grant an option to the Company to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone prior to expiration of the option on March 8, 2025. If the Company elects to exercise the option, it would be required to perform commercially reasonable clinical diligence obligations. In addition, it would be required to make cash milestone payments totaling up to an aggregate $16.0 million upon the achievement of certain development and regulatory milestones, plus tiered royalty payments of less than 4% on future net sales of a product, if approved. The Company has the right to terminate the Agreements and return the shares for a nominal price at any time upon 60 days' notice, subject to survival of contingent obligations, if any.
See Note 5 to Consolidated Financial Statements for further discussion.
Borrowings
Convertible Senior Notes Due 2029
On March 11, 2022, we completed a registered underwritten public offering of $316.3 million aggregate principal amount of 2.25% Convertible Senior Notes due 2029 (“2029 Notes”). We issued the 2029 Notes under an indenture, dated as of September 10, 2018, as supplemented by the second supplemental indenture, dated as of March 11, 2022 (collectively, the “2029 Indenture”). The 2029 Notes will mature on March 1, 2029, unless earlier repurchased, redeemed, or converted. The 2029 Notes are senior unsecured obligations of ours and bear interest at an annual rate of 2.25%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022. The 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. On March 11, 2022, coinciding with the issuance of the 2029 Notes, we completed our repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of December 31, 2022 was $68.9 million. The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
See Note 7 to Consolidated Financial Statements for further discussion.

Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations beyond the next 12 months. We expect to use cash flows from operations and outside financings to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we cannot control. Factors that may affect financing requirements include, but are not limited to:
•the timing, progress, cost and results of our clinical trials, preclinical studies and other discovery and research and development activities;
•the timing and outcome of, and costs involved in, seeking and obtaining marketing approvals for our products, and in maintaining quality systems standards for our products;
•the timing of, and costs involved in, commercial activities, including product marketing, sales and distribution;
•our ability to successfully commercialize FILSPARI for IgAN and to obtain regulatory approval for, and successfully commercialize, sparsentan for FSGS and our other or future product candidates;
•increases or decreases in revenue from our marketed products, including decreases in revenue resulting from generic entrants or health epidemics or pandemics such as COVID-19;
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
Cash Flows
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(186,291)	$(14,792)	$(42,743)
Net cash used in investing activities	(32,553)	(137,623)	(61,327)
Net cash provided by financing activities	117,573	231,683	127,713
Effect of exchange rate changes on cash	(2,794)	1,713	(1,307)
Net (decrease) increase in cash and cash equivalents	(104,065)	80,981	22,336

Cash and cash equivalents, beginning of year	165,753	84,772	62,436
Cash and cash equivalents, end of year	$61,688	$165,753	$84,772

Management considers marketable debt securities to be available to fund current operations, and they are classified as available for sale and included within current assets in our Consolidated Balance Sheets. Therefore, cash and short-term investments available to fund operations is $450.2 million as of December 31, 2022.
Cash Flows from Operating Activities
Operating activities used $186.3 million of cash during the year ended December 31, 2022 compared to $14.8 million of cash used for the year ended December 31, 2021. The increase in cash used was primarily attributable to increased research and development and sales, general and administrative expenses, driven largely by the advancement of our programs in development and operational growth, including increases in clinical trial expenses, chemistry and manufacturing control costs, employee-related costs, commercial support expenses, and various professional expenses. The receipt of the $55.0 million upfront payment in September 2021 in connection with the CSL Vifor License Agreement also contributed to the change.
Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2022 was $32.6 million compared to cash used of $137.6 million for the year ended December 31, 2021. The decrease in cash used was due to the decrease in net purchases of marketable debt securities attributable to the investment in such securities of funds received in the February 2021 underwritten public offering of common stock.
Cash Flows from Financing Activities
For the year ended December 31, 2022, cash provided by financing activities was $117.6 million compared to cash provided of $231.7 million for the year ended December 31, 2021. The decrease in cash provided was primarily due to the February 2021 issuance of stock through an underwritten public offering that provided $189.3 million, offset by net proceeds of $95.0 million from the March 2022 issuance of the 2029 Notes and repurchase of the 2025 Notes. Net proceeds from the issuance of common stock under the ATM Agreement also decreased by $16.1 million.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to changes in interest rates. As of December 31, 2022, we had cash equivalents and marketable debt securities of approximately $450.2 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $2.5 million impact on our investments.
The marketable debt securities held in our investment portfolio may subject us to credit risk, though our investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer. Given these policy restrictions and our emphasis on preserving capital and liquidity while enhancing overall returns, we have not experienced material credit-related losses with our securities holdings.
We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors that are located outside of the United States, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rated in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.
Inflation generally affects us by increasing our salaries and fees paid to third-party contract service providers. Recent inflationary pressures have primarily impacted our operations through increased labor costs. While we continue to monitor the effects of macroeconomic factors, inflationary pressures have not affected our current outlook or business objectives.
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
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)), as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting described below.
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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the following material weakness: We did not design effective controls and procedures to evaluate the accounting for a certain pre-launch inventory contract affecting the timing of recognition of research and development expense.
BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, which is included herein. As a result of the material weakness described above, such report includes an adverse audit report on the effectiveness of internal control over financial reporting as of December 31, 2022.
The material weakness described above did not result in a restatement of previously issued annual consolidated financial statements or condensed interim consolidated financial statements.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. The remediation plan includes adding controls to ensure timely accounting evaluation of research and development expense recognition of certain pre-launch inventory. The remediation actions will be monitored by the Audit Committee of our Board of Directors. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Travere Therapeutics, Inc.
San Diego, California
Opinion on Internal Control over Financial Reporting
We have audited Travere Therapeutics, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as “the financial statements”) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective controls over the accounting for the timing of recognition of research and development expense for certain pre-launch inventory, has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated February 23, 2023 on those consolidated financial statements.
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
February 23, 2023

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item and not included below will be contained under the captions "Election of Directors" and "Information Regarding the Board of Directors and Corporate Governance", in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2022 (the "Proxy Statement"). Such information is incorporated herein by reference.
Our Board of Directors consists of the following members:
Roy D. Baynes, M.D., Ph.D., has served as a director of the Company since June 2016. Since July 2022, Dr. Baynes has served as Executive Vice President and Chief Medical Officer of Eikon Therapeutics, Inc., a privately-held biotechnology company. Prior to Eikon Therapeutics, Inc. he served as Senior Vice President and Head of Global Clinical Development at Merck Research Laboratories, the research division of Merck and Co., Inc., since December 2013 and as Chief Medical Officer of Merck and Co, Inc., a global healthcare company, since July 2016. Prior to his roles at Merck, Dr. Baynes served as Senior Vice President of Oncology, Inflammation and Respiratory Therapeutics at Gilead Sciences, Inc., a biopharmaceutical company, from January 2012 to December 2013. Prior to Gilead, Dr. Baynes held positions of increasing responsibility at Amgen Inc., a biotechnology company, from August 2002 to January 2012, including Vice President of Global Clinical Development and Therapeutic Area Head for Hematology/Oncology. Before joining Amgen, Dr. Baynes was the Charles Martin Professor of Cancer Research at the Barbara Ann Karmanos Cancer Institute, a National Cancer Institute-designated Comprehensive Cancer Center, at Wayne State University. Dr. Baynes has authored more than 150 publications and is a member or fellow of several international medical societies. Dr. Baynes is on the Board of Directors of Natera, Inc., a genetic testing and diagnostics company, and previously served on the Board of Directors of Atara Biotherapeutics, Inc., a T-cell immunotherapy company. Dr. Baynes received his medical degree and doctorate in philosophy from the University of the Witwatersrand in South Africa, and completed his medical training in the Department of Hematology and Oncology at Johannesburg Hospital.
Suzanne Bruhn, Ph.D., has served as a director of the Company since April 2020. Since May 2019, Dr. Bruhn has served as the President and Chief Executive Officer of Tiaki Therapeutics Inc., a biotechnology company. Dr. Bruhn served as President and Chief Executive Officer of Proclara Biosciences, Inc., a biotechnology company, from April 2017 to September 2018, and as President and Chief Executive Officer of Promedior, Inc., a biotechnology company, from May 2012 to November 2015. Currently, Dr. Bruhn serves on the Boards of Directors of Pliant Therapeutics, Inc., Vigil Neuroscience, Inc., and Mind Medicine (MindMed) Inc. Previously, Dr. Bruhn served as a member of the Board of Directors of Raptor Pharmaceuticals Corp., a pharmaceutical company, from April 2011 until it was acquired by Horizon Pharma plc in October 2016, as a member of the Board of Directors of Novelion Therapeutics, Inc., a biopharmaceutical company, from October 2017 to January 2020, as a member of the Board of Directors of Aeglea BioTherapeutics, Inc., a clinical stage biotechnology company, from February 2017 to August 2020, and on the Board of Directors of Avalo Therapeutics, Inc. (formerly Cerecor, Inc.), a biopharmaceutical company focused on the development of therapies within the fields of rare pediatric and orphan diseases from April 2020 to November 2021. Earlier in her career Dr. Bruhn served in roles of increasing responsibility at Shire Human Genetic Therapies (formerly Transkaryotic Therapies), including Senior Vice President, Strategic Planning and Program Management. Dr. Bruhn received her B.S. degree in Chemistry from Iowa State University and her Ph.D. in Chemistry from Massachusetts Institute of Technology.
Timothy Coughlin has served as a director of the Company since March 2015. Mr. Coughlin is the former Chief Financial Officer of Neurocrine Biosciences, Inc. ("Neurocrine"), a biopharmaceutical company that received FDA approval for INGREZZA® (valbenazine) and ORILISSA® (elagolix), both of which were discovered and developed during his tenure at Neurocrine from 2002 to 2018. Mr. Coughlin currently serves on the board of directors of Fate Therapeutics, Inc., and aTyr Pharma, Inc., both biotechnology companies, and previously served on the Board of Directors of Peloton Therapeutics, Inc. prior to its sale to Merck in 2019. Prior to joining Neurocrine, he was with Catholic Health Initiatives, a nationwide integrated healthcare delivery system, where he served as Vice President, Financial Services. Mr. Coughlin also served as a Senior Manager in the Health Sciences practice of Ernst & Young LLP and its predecessors from 1989 to 1999. Mr. Coughlin holds a master's degree in international business from San Diego State University and a bachelor’s degree in accounting from Temple University. Mr. Coughlin is a certified public accountant in both California and Pennsylvania.
Eric Dube, Ph.D. has served as President and Chief Executive Officer of the Company and as a member of our board of directors since January 2019. Previously, Dr. Dube served as the Head of North America of Viiv Healthcare Limited, a pharmaceuticals company, since January 2018. From June 2015 to December 2017, Dr. Dube served as Sr. Vice President and Head, Global Respiratory Franchise, of GlaxoSmithKline Pharmaceuticals plc (“GSK”), a pharmaceutical company. From February 2013 to May 2015, Dr. Dube served as Senior Vice President and Business Unit Head, Respiratory Japan of GSK. Earlier in his career, Dr. Dube held positions of increasing responsibility at GSK including senior leadership roles in Strategy, Planning & Operations, Oncology, Managed Markets and Marketing. Dr. Dube currently serves on the Board of Directors for the Biotechnology Innovation Organization (BIO), and for Reneo Pharmaceuticals, Inc., a clinical stage pharmaceutical company focused on the development and commercialization of therapies for patients with rare genetic mitochondrial diseases. Previously, Dr. Dube served on the Board of Trustees for AIDS United, and on the Board of Directors for Biocom California. Dr. Dube holds a B.S. from Santa Clara University and a M.A. and Ph.D. from Cornell University.
Gary Lyons has served as a director of the Company since October 2014 and Chair of the Company since May 2016. Previously, Mr. Lyons was the founding President and Chief Executive Officer of Neurocrine Biosciences from 1993 to 2008 and remains a member of its Board of Directors. Prior to joining Neurocrine, Mr. Lyons held a number of senior management positions at Genentech, Inc., including Vice President of Business Development and Vice President of Sales. Mr. Lyons currently serves on the Board of Directors of Rigel Pharmaceuticals, Inc., a biotechnology company focused on developing drugs for the treatment of inflammatory/autoimmune and metabolic diseases; Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.), a company focused on therapeutics for immune disorders; and Fresh Tracks Therapeutics, Inc. (formerly known as Brickell Biotech, Inc.), a clinical-stage pharmaceutical company focused on developing prescription therapeutics for the treatment of autoimmune, inflammatory, and other debilitating diseases. Mr. Lyons is also a Senior Advisor for HealthCare Royalty Partners. Mr. Lyons holds a B.A. in Marine Biology from the University of New Hampshire and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management.
Jeffrey Meckler has served as a director of the Company since October 2014. Since August 2021, Mr. Meckler has served as Chief Executive Officer of Indaptus Therapeutics, Inc. (formerly Intec Inc.), a biopharmaceutical company. From April 2017 to August 2021, Mr. Meckler served as Chief Executive Officer and Vice Chair of the Board of Intec Pharma, Ltd. He served as Chief Executive Officer and a director of CoCrystal Pharma, Inc., a pharmaceutical company, from April 2015 to July 2016, as a director of QLT, Inc., an ultra-orphan ophthalmic biotechnology company based in Canada, from June 2012 to November 2016, as well as the Managing Director of The Andra Group, a life sciences consulting firm. Previously, Mr. Meckler acted as a director of several biopharmaceutical companies and medical device companies. Earlier in his career, Mr. Meckler held a series of positions at Pfizer Inc. in Manufacturing Systems, Market Research, Business Development, Strategic Planning and Corporate Finance, which included playing a significant role in acquisitions and divestitures. Mr. Meckler is the past President and continues to serve on the board of Children of Bellevue, a non-profit organization focused on advocating and developing pediatric programs at Bellevue Hospital Center. Mr. Meckler holds a B.S. in Industrial Management and M.S. in Industrial Administration from Carnegie Mellon University. In addition, Mr. Meckler received a J.D. from Fordham University School of Law.
John A. Orwin has served as a director of the Company since March 2017. Since April 2018, Mr. Orwin has served as the President and Chief Executive Officer of Atreca, Inc., a biopharmaceutical company. From June 2013 through June 2017, Mr. Orwin served as Chief Executive Officer of Relypsa, Inc. and from June 2013 through March 2017 also served as President of Relypsa and served on its board of directors from June 2013 until Relypsa’s acquisition by the Galenica Group in September 2016. Prior to Relypsa, Mr. Orwin served as President and Chief Operating Officer of Affymax, Inc., a biotechnology company, from April 2010 to January 2011, and as Affymax’s Chief Executive Officer and a member of the board of directors from February 2011 to May 2013. Previously, Mr. Orwin served as Vice President and then Senior Vice President of the BioOncology Business Unit at Genentech, Inc. (now a member of the Roche Group), a biotechnology company, and served in various executive-level positions at Johnson & Johnson, a life sciences company. Prior to such roles, Mr. Orwin held senior marketing and sales positions at various life sciences and pharmaceutical companies, including Alza Corporation (acquired by Johnson & Johnson), Sangstat Medical Corporation (acquired by Genzyme), Rhone-Poulenc Rorer Pharmaceuticals, Inc. (merged with Sanofi-Aventis) and Schering-Plough Corporation (merged with Merck). Mr. Orwin currently serves as a member of the Board of Directors of Seagen Inc., a biotechnology company, and as the Chair of the Board of Directors of the privately-held biotechnology company CARGO Therapeutics (formerly Syncopation Life Sciences). Previously he served as a member of the board of directors of Relypsa and Affymax, served on the board of directors of NeurogesX, Inc., and on the board of directors of Array BioPharma Inc. from November 2012 until its acquisition by Pfizer in July of 2019. Mr. Orwin received a B.A. in Economics from Rutgers University and an M.B.A. from New York University.
Sandra Poole has served as a director of the Company since May 2019. Since July 2020, Ms. Poole has served as the Chief Operating Officer of Mythic Therapeutics, an early-stage biotechnology company focused on the development of novel antibody-drug conjugates (ADCs) for cancer therapy. Prior to Mythic, Ms. Poole served as the Chief Operating Officer of LogicBio Therapeutics, Inc., a genome editing company from April 2018 to March 2019, and of Candel Therapeutics, a biotechnology company, from January 2020 to March 2020. Prior to LogicBio, Ms. Poole held executive roles of increasing responsibility at ImmunoGen, Inc., a company developing antibody-drug conjugates (ADCs) to treat cancer, including serving as Senior Vice President of Technical Operations from September 2014 to July 2015, Executive Vice President, Technical Operations from July 2015 to October 2016 and Executive Vice President, Technical Operations and Commercial Development from October 2016 to January 2017. From February 2017 to March 2018 Ms. Poole served as managing director of S.E.P. Life Sciences Consulting LLL (formerly S. Poole Consulting LLC), a biopharmaceutical consulting company. Before joining ImmunoGen, Ms. Poole spent more than 15 years in global operations, manufacturing and development leadership positions at Genzyme (now Sanofi Genzyme). Previously, Ms. Poole served on the Supervisory Board for Valneva, SE a France based vaccine company, and on the Board of Directors of ViaCyte, a privately held biotechnology until its acquisition by Vertex Pharmaceuticals Incorporated in July of 2022. Ms. Poole holds an M.A.Sc. and a B.A.Sc. in chemical engineering from the University of Waterloo (Canada).
Ron Squarer has served as a director of the Company since April 2017. Since March 2020, Mr. Squarer has served as Chair of the Board of Directors of ADC Therapeutics SA, a clinical stage biopharmaceutical company, and since December 2019, has served for the Board of Directors of Deciphera Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company. Mr. Squarer has extensive commercial, development and executive leadership expertise from a greater than 25-year career in the pharmaceutical industry. Previously, Mr. Squarer served as the Chief Executive Officer and a member of the Board of Directors of Array BioPharma, Inc., an oncology focused biopharmaceutical company from April 2012 to July

2019, when Array BioPharma, Inc. was acquired by Pfizer, Inc. at a total enterprise value of approximately $11.4 billion. Prior to this, Mr. Squarer held positions of increasing responsibility with Hospira Inc., a global pharmaceutical and medical device company, most recently serving as Senior Vice President, Chief Commercial Officer, where he was responsible for delivering $4 billion in annual revenue and leading more than 2,000 employees worldwide. Mr. Squarer joined Hospira from Mayne Pharma, an oncology-focused, global pharmaceutical company, where he served as Senior Vice President, Global Corporate and Business Development when Mayne was sold to Hospira for $2 billion in 2007. Prior to Mayne Pharma, Mr. Squarer held senior management roles at both Pfizer, Inc., focused on global oncology commercial development, and at SmithKline Beecham Pharmaceuticals (now GlaxoSmithKline) in the U.S. and Europe. Mr. Squarer holds an MBA from the Kellogg School of Management, Northwestern University and a bachelor’s degree in biochemistry from the University of California, Berkeley.
Ruth Williams-Brinkley has served as a director of the Company since September 2021. Since June 2020, Ms. Williams-Brinkley has served as President of the Kaiser Foundation Health Plan of the Mid-Atlantic States, overseeing all of Kaiser Permanente’s care delivery and health plan operations in Washington, D.C., suburban Maryland, Baltimore, and Northern Virginia. She joined Kaiser Permanente in 2017 as President of Kaiser Foundation Health Plan and Hospitals of the Northwest, in Portland, Oregon. Prior to joining Kaiser, Ms. Williams-Brinkley served as CEO of KentuckyOne Health, Kentucky’s largest integrated health system from 2011 to 2017, as President and CEO of Carondelet Health Network in Tucson, Arizona, an affiliate of Ascension Health, from 2008 to 2011 and as President and CEO of Memorial Health Care System of Chattanooga, Tennessee, an affiliate of Catholic Health Initiatives, from 2002 to 2008. Currently Ms. Williams-Brinkley serves on the Board of Directors of University of Phoenix, and on the not for profit Boards of DePaul University in Chicago, Illinois, Connected DMV, United Way of the National Capital Area, and the Leverage Network which is an organization dedicated to promoting the advancement of Black executives on board and in senior leadership roles in all sectors of the healthcare industry. Previously, she served as a member of the Board of Directors of Results Physiotherapy, a private care delivery company until it was acquired by Upstream Rehabilitation in 2021 and Chattem, Inc. until it was acquired by Sanofi in 2009. Earlier in her career, Ms. Williams-Brinkley held various nursing staff and management roles of increasing responsibility. Ms. Williams-Brinkley received her B.S. and Master’s of Science in Nursing from DePaul University and is a Fellow of the American College of Healthcare Executives.
In addition to Dr. Dube, our executive officers are as follows:
Christopher Cline has served as the Chief Financial Officer of the Company since August 2022. Mr. Cline brings more than 15 years of industry experience in investor relations, corporate communications, and financial strategy, planning and analysis to the chief financial officer position. Previously, Mr. Cline served as senior vice president, investor relations and corporate communications at the Company. Since joining the Company in 2014, Mr. Cline has been responsible for leading engagement with the investment community, as well as building a developed corporate communications infrastructure and strategy. Prior to the Company, Mr. Cline was a member of the global investor relations group at Elan Corporation, plc, and the financial planning and analysis group at Phase Forward. Mr. Cline is a CFA charter holder and holds a degree in finance from the Williams College of Business at Xavier University.
Peter Heerma has served as Chief Commercial Officer of the Company since October 2019. Previously, Mr. Heerma served as Global Product General Manager for oncology and cardiovascular products at Amgen Inc., a biotechnology company, from December 2015 to September 2019. From December 2003 until November 2015, Mr. Heerma held roles of increasing responsibility at Abbott Laboratories (“Abbott”), and following Abbott’s spin-off of AbbVie, Inc., a biopharmaceutical company, at AbbVie. These roles included Senior Director of Portfolio Strategy for hepatology and nephrology, Senior Director and Asset Team Lead for HCV, diabetic nephropathy, and neuroscience development projects (all AbbVie), Director of Commercial Strategy Renal Care, International Marketing Director, Business Unit Manager of hospital products, and Product Manager for obesity and cardiovascular products (all Abbott). Mr. Heerma holds a Master of Science in European business administration and business law from the Lund University in Sweden and a Bachelor of Science in retail management and marketing from Stenden University in the Netherlands.
Jula Inrig has served as Chief Medical Officer of the Company since January 2022. Previously, Dr. Inrig served as Global Head of the Renal Center of Excellence at IQVIA, a global provider of analytics, technology solutions, and clinical research services to the life sciences industry, from September 2017 to December 2021, where she helped develop the design, execution and strategy of clinical trials leading to U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) approvals in autosomal dominant polycystic kidney disease (ADPKD), and diabetic kidney disease. From August 2012 to March 2015 Dr. Inrig served as Medical Director, and then as Senior Medical Director from April 2015 to December 2021 and was responsible for the execution of numerous global clinical trials, including pivotal phase 3 trials in FSGS, IgAN and lupus nephritis. From March 2013 to January 2018 Dr. Inrig served on the board of directors for the Kidney Health Initiative, a public-private partnership with the FDA, working to improve the development of therapies for patients with kidney disease. Dr. Inrig has authored or co-authored over 50 peer-reviewed publications and editorials and is currently a member of several professional medical societies. Dr. Inrig is board certified in nephrology and internal medicine and has served on the faculty at the University of California, Irvine, and as an adjunct in the Department of Medicine at the Duke University School of Medicine. Dr. Inrig holds a B.A. from California State University, Sacramento, and received her M.D. from Loma Linda University and completed her internal medicine residency, her nephrology fellowship and Masters of Health Science at Duke University.
Elizabeth E. Reed has served as Senior Vice President, General Counsel and Corporate Secretary of the Company since January 2017. Previously, Ms. Reed served as Vice President, General Counsel and Secretary of Celladon Corporation, a publicly traded biotechnology company, from June 2014 to March 2016 and served as a legal consultant for companies in the life sciences industry from 2013 to June 2014 and again during 2016. From 2001 to 2012, Ms. Reed led the legal function at Anadys Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, including serving as Senior Vice President, Legal Affairs, General Counsel and Corporate Secretary until Anadys’ acquisition by Roche. Prior to Anadys, Ms. Reed was an attorney with the law firms Cooley LLP and Brobeck, Phleger & Harrison LLP. Ms. Reed is a member of the State Bar of California and received her B.S. in Business Administration from the Haas School of Business at the University of California, Berkeley and holds a J.D., cum laude, from Harvard Law School.
William E. Rote has served as Senior Vice President of Research & Development of the Company since February 2017. Previously, Dr. Rote led clinical development at Ardea Biosciences, a wholly owned subsidiary of AstraZeneca, serving as Vice President, Clinical Development from September 2014 to July 2016. From 2003 to 2014, Dr. Rote held numerous positions of increasing responsibility at Amylin Pharmaceuticals, Inc., a biopharmaceutical company, including Vice President, Site Head for Research & Development from September 2012 to July 2014, Vice President, Research & Product Development from January 2010 to September 2012, and Vice President, Corporate Development, New Ventures, from 2007 to 2010, among others. Prior to Amylin, Dr. Rote served as Executive Director, Development of Corvas International, a biopharmaceutical company. He earned both his Ph.D. in Pharmacology and B.S. in Pre-Medicine from Pennsylvania State University, and received postdoctoral training from the University of Michigan.
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

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2021).
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.6	Certificate of Amendment of Bylaws of the Company, effective June 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 10, 2021).
4.1	Reference is made to Exhibits to 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).
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

10.6†
Employment Agreement, effective September 1, 2022, between the Company and Christopher Cline (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A, filed with the SEC on August 17, 2022).

10.7†
Employment Agreement, dated February 13, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and William Rote (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.8†
Employment Agreement, dated February 6, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and Elizabeth E. Reed (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.9†
Employment Agreement, dated October 1, 2019, by and between the Company and Peter Heerma (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2020).

10.10†	Non-Employee Director Compensation Program, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022).
10.11†	The Company’s 2022 Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2022).
10.12†	The Company's 2023 Executive Officer Annual Bonus Plan.
10.13†	The Company's 2014 Incentive Compensation Plan as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
10.14†	The Company's 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2017).
10.15†
Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.16†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Inducement Grant Outside of 2015 Equity Incentive Plan(incorporated by reference to Exhibit 99.4 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.17†	The Company's 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Current report on Form 8-K, filed with the SEC on May 18, 2017).
10.18†	The Company's 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 12, 2022).
10.19†
Form of Stock Option Grant Notice, Option Agreement and Exercise Notice for use under the Company's 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.20†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for use under the Company's 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.21†
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

10.23+↡
Sublicense Agreement, dated February 16, 2012, by and among Ligand Pharmaceuticals Incorporated, a Delaware corporation, Pharmacopeia, Inc., a Delaware limited liability company, and the Company, a Delaware limited liability company (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.24*
Amendment No. 3 to Sublicense Agreement dated as of February 27, 2015, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.25*
Amendment No. 4 to Sublicense Agreement dated as of September 17, 2015, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.26
Amendment No. 5 to Sublicense Agreement dated as of March 20, 2018, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018).

10.27
International Rights Purchase Agreement, dated as of March 26, 2014, by and between Manchester Pharmaceuticals LLC and Retrophin Therapeutics International, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2014).

10.28
Trademark License and Supply Agreement, dated May 29, 2014, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014).

10.29
First Amendment to Trademark License and Supply Agreement, effective as of July 28, 2014, by and between Mission Pharmacal Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2014).

10.30
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

10.33+
Amendment Two to the Third Amendment to Trademark License and Supply Agreement, dated November 3, 2017, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2018).

10.34
Fourth Amendment to Trademark License and Supply Agreement dated as of November 28, 2018, between the Company and Mission Pharmacal (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.35+
Fifth Amendment to Trademark License and Supply Agreement dated as of September 30, 2020, between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020).

10.36↡*
Master Manufacturing Supply Agreement, dated September 30, 2020, between the Company and STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020).

10.37↡*	First Amendment to Master Manufacturing Supply Agreement, effective as of November 14, 2022, between the Company and STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec.
10.38↡*
License and Collaboration Agreement, dated September 15, 2021, by and among Orphan Technologies and Vifor (International) Ltd., and, solely with respect to Article 15, the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on October 29, 2021).

10.39↡*
Amendment No. 1 to the License and Collaboration Agreement, effective as of October 5, 2022, by and between Travere Therapeutics Switzerland GmbH (formerly known as Orphan Technologies Limited) and Vifor (International) Ltd.

10.40↡*
Commercial Supply Agreement, dated December 21, 2021, between the Company and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

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

21.1	List of subsidiaries of the Company.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (see signature page hereto).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Taxonomy Extension Presentation Linkbase Document.
104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL.

+	We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
†	Indicates management contract or compensatory plan.
↡	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2023	Travere Therapeutics, Inc.

	By:	/s/ Eric M. Dube
Name: Eric M. Dube
Title: Chief Executive Officer

POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Eric Dube and Christopher Cline, and each of them, as his attorneys-in-fact and agents, each with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric M. Dube	Chief Executive Officer and Director (Principal Executive Officer)
Eric M. Dube		February 23, 2023

/s/ Christopher Cline	Chief Financial Officer (Principal Financial Officer)
Christopher Cline		February 23, 2023

/s/ Sandra Calvin	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Sandra Calvin		February 23, 2023

/s/ Roy D. Baynes	Director
Roy D. Baynes		February 23, 2023

/s/ Suzanne Bruhn	Director
Suzanne Bruhn		February 23, 2023

/s/ Timothy Coughlin	Director
Timothy Coughlin		February 23, 2023

/s/ Gary Lyons	Director
Gary Lyons		February 23, 2023

/s/ Jeffrey A. Meckler	Director
Jeffrey A. Meckler		February 23, 2023

/s/ John A. Orwin	Director
John A. Orwin		February 23, 2023

/s/ Sandra E. Poole	Director
Sandra E. Poole		February 23, 2023

/s/ Ron Squarer	Director
Ron Squarer		February 23, 2023

/s/ Ruth Williams-Brinkley	Director
Ruth Williams-Brinkley		February 23, 2023

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Travere Therapeutics, Inc.
San Diego, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Travere Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 23, 2023 expressed an adverse opinion thereon.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging — Contracts in Entity’s Own Equity (“Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).
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
Business Combination-Related Contingent Consideration
As described in Note 8 to the consolidated financial statements, the Company previously acquired two businesses, related to the Cholbam and Chenodal products, whose purchase price included potential future payments that are contingent on the achievement of certain milestones and percentages of future net sales derived from the products acquired. The Company recorded business combination-related contingent consideration liabilities at their fair value on the acquisition date and revalues them at the end of each reporting period.

We have identified the determination of the fair value of business combination-related contingent consideration as a critical audit matter. The determination of the fair value of business combination-related contingent consideration liabilities requires management to make significant judgments including the assumptions used in the forecast of future net sales, the discount rates and the long-term growth rates. Changes in these assumptions could have a material impact on the fair value of the business combination-related contingent consideration. Auditing these elements involved especially challenging auditor judgment due to the subjectivity, nature and extent of auditor effort required to address the matter, including the extent of specialized skills and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of certain controls over the development of the significant judgment and assumptions used in the determination of fair value, including controls related to: (i) assumptions used in the forecast of future net sales, (ii) discount rates applied to the forecasts and (iii) the long-term growth rates.
•Testing management’s process for developing fair value estimates including testing the completeness, accuracy, relevance and reliability of underlying data and evaluating the reasonableness of significant assumptions within management’s forecast of future net sales and long-term growth rates by comparing against the products’ historical and current performance, budgets, and market participant data.
•Utilizing professionals with specialized skills and knowledge in valuation to assist in evaluating the reasonableness of certain assumptions used by management, including the discount rates by developing independent estimates and comparing estimates to those utilized by management.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2014.
San Diego, California
February 23, 2023

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$61,688	$165,753
Marketable debt securities, at fair value	388,557	387,129
Accounts receivable, net	16,646	15,914
Inventory, net	6,922	7,313
Prepaid expenses and other current assets	12,624	6,718
Total current assets	486,437	582,827
Property and equipment, net	9,049	11,106
Operating lease right of use assets	21,000	23,196
Intangible assets, net	145,038	148,435
Other assets	11,061	11,069
Total assets	$672,585	$776,633
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,290	$15,144
Accrued expenses	95,742	75,180
Deferred revenue, current portion	11,976	16,268
Business combination-related contingent consideration, current portion	7,000	7,400
Operating lease liabilities, current portion	4,433	3,908
Other current liabilities	5,722	6,188
Total current liabilities	142,163	124,088
Convertible debt	375,545	226,581
Deferred revenue, less current portion	10,931	20,379
Business combination-related contingent consideration, less current portion	64,200	59,700
Operating lease liabilities, less current portion	27,510	31,497
Other non-current liabilities	9,385	12,276
Total liabilities	629,734	474,521
Commitments and contingencies (See Note 11)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 64,290,570 and 62,491,498 issued and outstanding as of December 31, 2022 and 2021, respectively	6	6
Additional paid-in capital	1,059,975	1,068,634
Accumulated deficit	(1,014,223)	(765,966)
Accumulated other comprehensive loss	(2,907)	(562)
Total stockholders' equity	42,851	302,112
Total liabilities and stockholders' equity	$672,585	$776,633
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net product sales	$200,528	$210,776	$198,321
License and collaboration revenue	11,490	16,714	—
Total revenue	212,018	227,490	198,321
Operating expenses:
Cost of goods sold	7,592	6,784	6,126
Research and development	235,780	210,328	131,773
Selling, general and administrative	220,206	149,883	135,799
Change in fair value of contingent consideration	15,006	22,260	3,655
Acquired IPR&D expense	—	—	97,131
Total operating expenses	478,584	389,255	374,484
Operating loss	(266,566)	(161,765)	(176,163)
Other income (expenses), net:
Interest income	6,276	1,993	5,003
Interest expense	(11,275)	(20,141)	(19,050)
Other income, net	974	231	1,420
Loss on extinguishment of debt	(7,578)	—	—
Total other expense, net	(11,603)	(17,917)	(12,627)
Loss before income tax (provision) benefit	(278,169)	(179,682)	(188,790)
Income tax (provision) benefit	(313)	(409)	19,359
Net loss	$(278,482)	$(180,091)	$(169,431)

Basic and diluted net loss per common share	$(4.37)	$(3.01)	$(3.56)
Basic and diluted weighted average common shares outstanding	63,758,515	59,832,287	47,539,631

Comprehensive loss:
Net loss	$(278,482)	$(180,091)	$(169,431)
Unrealized loss on defined benefit pension plan	(368)	—	—
Foreign currency translation gain (loss)	507	1,515	(1,452)
Unrealized loss on marketable debt securities	(2,484)	(1,175)	(176)
Comprehensive loss	$(280,827)	$(179,751)	$(171,059)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2019	43,088,921	$4	$636,910	$726	$(416,444)	$221,196
Share based compensation	—	—	22,733	—	—	22,733
Issuance of common stock under the equity incentive plan and proceeds from exercise	649,075	—	3,895	—	—	3,895
Employee stock purchase program stock purchase and expense	167,629	—	2,928	—	—	2,928
Equity offering, net of issuance costs of $7.2 million	7,475,000	1	108,691	—	—	108,692
Issuance of common stock under At-The-Market offering, net of issuance costs of $0.7 million.	867,806	—	22,828	—	—	22,828
Foreign currency translation adjustments	—	—	—	(1,452)	—	(1,452)
Unrealized loss on marketable debt securities	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	(169,431)	(169,431)
BALANCE - DECEMBER 31, 2020	52,248,431	$5	$797,985	$(902)	$(585,875)	$211,213
Share based compensation	—	—	29,862	—	—	29,862
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,302,966	—	12,841	—	—	12,841
Employee stock purchase program stock purchase and expense	166,961	—	3,012	—	—	3,012
Equity offering, net of issuance costs of $12.2 million	7,532,500	1	189,278	—	—	189,279
Issuance of common stock under At-The-Market offering, net of issuance costs of $1.1 million.	1,240,640	—	35,656	—	—	35,656
Foreign currency translation adjustments	—	—	—	1,515	—	1,515
Unrealized loss on marketable debt securities	—	—	—	(1,175)	—	(1,175)
Net loss	—	—	—	—	(180,091)	(180,091)
BALANCE - DECEMBER 31, 2021	62,491,498	$6	$1,068,634	$(562)	$(765,966)	$302,112
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(74,945)	—	30,225	(44,720)
Share based compensation	—	—	37,897	—	—	37,897
Issuance of common stock under the equity incentive plan and proceeds from exercise	935,598	—	4,585	—	—	4,585
Employee stock purchase program purchase and expense	161,874	—	4,259	—	—	4,259
Issuance of common stock under At-The-Market offering, net of issuance costs of $0.6 million.	701,600	—	19,545	—	—	19,545
Unrealized loss on defined benefit pension plan	—	—	—	(368)	—	(368)
Foreign currency translation adjustments	—	—	—	507	—	507
Unrealized loss on marketable debt securities	—	—	—	(2,484)	—	(2,484)
Net loss	—	—	—	—	(278,482)	(278,482)
BALANCE - DECEMBER 31, 2022	64,290,570	$6	$1,059,975	$(2,907)	$(1,014,223)	$42,851
The accompanying notes are an integral part of these consolidated financial statements

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net loss	$(278,482)	$(180,091)	$(169,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,079	26,617	24,579
Share based compensation	39,177	30,766	23,614
Change in estimated fair value of contingent consideration	15,006	22,260	3,655
Payments from change in fair value of contingent consideration	(8,602)	(14,375)	(12,407)
Loss on extinguishment of debt	7,578	—	—
Loss on allowance for inventory	2,455	2,110	2,225
Amortization of debt discount and issuance costs	1,622	11,242	10,478
Acquired IPR&D expense	—	—	97,131
Other	972	6,700	3,455
Changes in operating assets and liabilities:
Accounts receivable	(682)	(59)	2,301
Inventory	(2,064)	(1,815)	(5,067)
Tax receivable	(374)	17,099	(15,746)
Prepaid expenses and other current and non-current assets	(4,908)	(1,438)	(4,314)
Change in lease assets and liabilities, net	(984)	5,577	(1,203)
Accounts payable	2,307	2,770	(6,036)
Accrued expenses	22,261	18,308	4,417
Deferred revenue, current and non-current	(12,929)	38,300	—
Other current and non-current liabilities	(1,723)	1,237	(394)
Net cash used in operating activities	(186,291)	(14,792)	(42,743)
Cash Flows From Investing Activities:
Proceeds from the sale/maturity of marketable debt securities	381,993	433,604	273,482
Purchase of marketable debt securities	(385,389)	(547,076)	(214,964)
Purchase of fixed assets	(191)	(5,101)	(6,767)
Purchase of intangible assets	(28,366)	(19,050)	(17,799)
Purchase of IPR&D, net of cash acquired	—	—	(95,279)
Other	(600)	—	—
Net cash used in investing activities	(32,553)	(137,623)	(61,327)
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(2,100)	(2,100)	(2,100)
Payment of business combination-related contingent consideration	(2,479)	(6,104)	(7,648)
Proceeds from issuance of 2029 convertible senior notes	316,250	—	—
Payment of debt issuance costs	(9,882)	—	—
Repurchase of 2025 convertible senior notes including premium	(211,324)	—	—
Proceeds from exercise of stock options	4,585	12,841	3,895
Proceeds from the issuances under the employee stock purchase program	2,978	2,112	2,046
Proceeds from the issuance of common stock, net of issuance costs	—	189,278	108,692
Proceeds from the issuance of common stock in At-the-Market equity offering	19,545	35,656	22,828

Net cash provided by financing activities	117,573	231,683	127,713
Effect of exchange rate changes on cash	(2,794)	1,713	(1,307)
Net (decrease) increase in cash and cash equivalents	(104,065)	80,981	22,336
Cash and cash equivalents, beginning of year	165,753	84,772	62,436
Cash and cash equivalents, end of year	$61,688	$165,753	$84,772
Supplemental Disclosure of Cash Flow Information:
Operating cash flows used for operating leases	$6,020	$2,205	$2,537
Cash paid for interest	$10,159	$7,327	$6,901
Cash (paid) refunded for income taxes	$(996)	$16,420	$3,373
Non-cash investing and financing activities:
Accrued capital expenditures	$—	$100	$1,900
Accrued royalty in excess of minimum payable to the sellers of Thiola	$16,067	$19,362	$18,168
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    DESCRIPTION OF BUSINESS
Organization and Description of Business
Travere Therapeutics, Inc. (“we”, “our”, “us”, “Travere” and the “Company”) refers to Travere Therapeutics, Inc., a Delaware corporation, as well as our direct and indirect subsidiaries. Travere is a fully integrated biopharmaceutical company headquartered in San Diego, California focused on identifying, developing and delivering life-changing therapies to people living with rare kidney, liver, and metabolic diseases. We regularly evaluate and, where appropriate, act on opportunities to expand our product pipeline through licenses and acquisitions of products in areas that will serve patients with serious unmet medical need and that we believe offer attractive growth characteristics.
FILSPARI™ (sparsentan)
On February 17, 2023, the FDA granted accelerated approval of FILSPARI™ (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at UPCR ≥1.5 gram/gram. FILSPARI, a once-daily, oral medication is designed to selectively target two critical pathways in the disease progression of IgAN (endothelin 1 and angiotensin-II).
Clinical-Stage Programs:
Sparsentan remains a novel investigational product candidate which has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerosis (FSGS) in the U.S. and Europe. Evaluation of sparsentan is ongoing in two pivotal Phase 3 clinical studies in rare kidney diseases.
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
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. In September 2022, we were granted Fast Track Designation by the FDA for the investigation of Chenodal for cerebrotendinous xanthomatosis (CTX). In January 2020, we randomized the first patients in our Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX, and the study enrollment remains open. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States.
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
Other Commercial Products:
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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements represent the consolidation of the accounts of the Company, its subsidiaries and variable interest entities for which the Company has been determined to be the primary beneficiary, in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. See Note 5 for further discussion of variable interest entities (“VIE”) that the Company consolidates.
Use of Estimates
In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include revenue recognition, forecasting probability-weighted cash flows based upon estimates of forecasted revenues, clinical and regulatory timelines and discount rates, valuing equity securities in share-based payments, estimating expenses of contracted research organizations, estimating reserves for inventory, estimating the useful lives of depreciable and amortizable assets, goodwill impairment, estimating the fair value of contingent consideration, estimating of valuation allowances and uncertain tax positions, and estimates associated with the assessment of impairment for long-lived assets.
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
Payments received under collaboration and licensing agreements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and royalties on the sale of products. At the inception of arrangements that include milestone payments, the Company uses judgement to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within the Company or the licensee’s control, such as regulatory approvals, are considered to be constrained due to a high degree of uncertainty and are not included in the transaction price until such uncertainty is resolved. At the end of each reporting period, the Company re-evaluates the probability of achievement of development milestones and any related constraint and adjusts the estimate of the overall transaction price, if necessary. The Company recognizes aggregate sales-based milestones and royalty payments from product sales of which the license is deemed to be the predominant item to which the royalties relate, at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied.
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
Research and Development Expenses
Research and development includes expenses related to sparsentan, pegtibatinase, and the Company's other pipeline programs. The Company expenses all research and development costs as they are incurred. The Company's research and development costs are composed of salaries and bonuses, benefits, share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, develop drug materials and delivery devices, manufacture drug product supplies to support clinical development, and associated overhead expenses and facilities costs. The Company charges direct internal and external program costs to the respective development programs. The Company also incurs indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
Nonrefundable advance payments for goods and services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered.
During the three months ended December 31, 2022, the Company recorded an out of period adjustment that decreased research and development expenses and related accrued expenses by $7.7 million, $1.5 million of which was previously recorded in fiscal year 2022 and $6.2 million that was originally recorded in fiscal year 2021. The adjustment was the result of a certain pre-launch inventory contract that was not properly evaluated for accounting implications at inception. The Company evaluated the impact of the adjustment and concluded it is not material, individually and in the aggregate, to the current or any prior period financial statements.
Clinical Trial Expenses
The Company records expenses in connection with its clinical trials under contracts with contract research organizations ("CROs") that support conducting and managing clinical trials, as well as contract manufacturing organizations ("CMOs") for the manufacture of drug product supplies to support clinical development. The financial terms and activities of these agreements vary from contract to contract and may result in uneven expense levels. Generally, these agreements set forth activities that drive the recording of expenses such as start-up, initiation activities, enrollment, treatment of patients, or the completion of other clinical trial activities, and in the case of CMOs, costs associated with the production of drug product supplied and the procurement of raw materials to be consumed in the manufacturing process.
Expenses related to clinical trials are accrued based on our estimates of the progress of services performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials or the delivery of goods. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts we are obligated to pay under our clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts its estimates accordingly on a prospective basis. Revisions to the Company's contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.
The Company currently has one Phase 1/2 clinical trial and three Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on all the factors set forth above and may fluctuate significantly from quarter to quarter.
Share-Based Compensation
The Company recognizes all employee share-based compensation as a cost within research and development expenses and selling, general, and administrative expenses. Equity-classified awards principally related to stock options, restricted stock units (“RSUs”) and performance stock units ("PSUs"), are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSUs and PSUs are determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. For PSUs, expense is recognized over the implicit service period, assuming vesting is probable. No expense is recognized for PSUs if it is not probable the vesting criteria will be satisfied. Forfeitures are accounted for as they occur.

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
Marketable Debt Securities
The Company classified marketable debt securities held as “available-for-sale” and carries them at fair value. The Company classifies these investments as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months. The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, is included in interest income. Unrealized gains and losses on marketable debt securities are recorded as a separate component of stockholders’ equity as accumulated other comprehensive loss, unless an impairment is determined to be the result of credit-related factors or the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery. Unrealized losses that are determined to be credit-related are recorded as an allowance against the amortized cost basis. Realized gains or losses on debt security transactions and declines in value that are determined to be the result of credit losses, if any, are reported in other income or expense in the Consolidated Statements of Operations and Comprehensive Loss. The cost of securities sold is based on the specific identification method. Marketable debt securities are maintained at one financial institution and are governed by the Company’s investment policy. See Note 6 for further discussion.
Accounts Receivables, Net
Trade accounts receivable are recorded net of reserves for prompt pay discounts and expected credit losses. Estimates for allowances for credit losses are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for credit losses was zero at both December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, bad debt expense recorded in the Consolidated Statements of Operations and Comprehensive Loss was immaterial. The Company's evaluation and application of ASU No. 2016-13, Financial Instruments - Credit Losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.
Supplier Concentration Risk
The Company has no manufacturing capabilities and relies on third party manufacturers who are sole source suppliers for manufacturing of its products. The Company intends to rely on third-party manufacturers for the long-term commercial supply of FILSPARI and for its development stage product candidates, including sparsentan for the treatment of FSGS and pegtibatinase (TVT-058). The Company expects the manufacturers of each product or product candidate to, at least initially and potentially for a significant period of time, be single source suppliers to the Company.

Inventory, Related Reserves and Cost of Goods Sold
Inventory, which is recorded at the lower of cost or net realizable value, includes materials, labor, and other direct and indirect costs and is valued using the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process. The Company does not directly manufacture any product. The Company has single suppliers for products Chenodal and Thiola, and prospectively arranges for manufacture from contract service providers for its product Cholbam. The inventory reserve was $3.5 million and $4.1 million at December 31, 2022 and 2021, respectively.
Inventory, net of reserves, consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$3,627	$5,205
Finished goods	3,295	2,108
Total inventory	$6,922	$7,313
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.
Capitalization of Inventory Costs
Prior to the regulatory approval of the Company's drug candidates, the Company incurs expenses for the manufacture of drug product supplies to support clinical development that could potentially be available to support the commercial launch of those drugs. The Company capitalizes inventory costs associated with its products after regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Until the date at which regulatory approval has been received, costs related to the production of inventory are recorded as research and development expenses as incurred. Any eventual sale of previously expensed ("zero-cost") inventories may impact future margins, for any periods in which those inventories are sold. As of December 31, 2022, we have recognized approximately $7.5 million in research and development expenses related to the production of active pharmaceutical ingredient that could potentially support the commercial launch of FILSPARI.
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

Leases
The Company determines whether a contract is, or contains, a lease at inception. The Company classifies each of its leases as operating or financing considering factors such as the length of the lease term, the present value of the lease payments, the nature of the asset being leased, and the potential for ownership of the asset to transfer during the lease term. Leases with terms greater than one year are recognized on the Consolidated Balance Sheets as Right-of-use assets and Lease liabilities and are measured at the present value of the fixed payments due over the expected lease term minus the present value of any incentives, rebates or abatement expected to be received from the lessor. Options to extend a lease are typically excluded from the expected lease term as the exercise of the option is typically not reasonably certain. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment.
In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance, and other expenses, which are generally referred to as non-lease components. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of the Right-of-use assets and Lease liabilities. The Company records expense to recognize fixed lease payments, including payment escalation, on a straight-line basis over the expected lease term. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred.
The Company has made an accounting policy election to not recognize short-term leases, or leases that have a lease term of 12 months or less at commencement date, within its Consolidated Balance Sheets and to recognize those lease payments in the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the lease term.
Acquired IPR&D
The Company assesses whether IPR&D assets acquired from others in an asset acquisition have alternative future use (in research and development projects or otherwise) at the acquisition date. If such assets have alternative future use, they are capitalized and recognized as an intangible asset. If such assets do not have alternative use, nor is there an alternative indication that the Company plans to pursue, the upfront consideration transferred, including any contingent consideration that is probable and reasonably estimable, is charged to expense at the acquisition date.
The Company expensed the acquired IPR&D associated with the acquisition of Orphan Technologies in 2020, which included the developmental product candidate for the treatment of classical homocystinuria (HCU), pegtibatinase (TVT-058).
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at December 31, 2022 as such royalties are not yet probable and estimable.
Variable Interest Entity
The Company reviews each investment and collaboration agreement to determine if it has a variable interest in the entity. In assessing whether the Company has a variable interest in the entity as a whole, the Company considers and makes judgements regarding the purpose and design of the entity, the value of the licensed assets to the entity, the value of the entity’s total assets and the significant activities of the entity. If the Company has a variable interest in the entity as a whole, the Company assesses whether or not the Company is a primary beneficiary of that VIE, based on a number of factors, including: (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to the collaboration agreement, and (iii) which party has the obligation to absorb losses of or the right to receive benefits from the VIE that could be significant to the VIE. If the Company determines that it is the primary beneficiary of a VIE at the onset of the collaboration, the collaboration is treated as a business combination and the Company consolidates the financial statements of the VIE into the Company’s consolidated financial statements. On a quarterly basis, the Company evaluates whether it continues to be the primary beneficiary of the consolidated VIE. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, it deconsolidates the VIE in the period in which the determination is made.
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
For the years ended December 31, 2022, 2021 and 2020 there were no impairments to goodwill.
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
There were no impairments related to finite-lived intangible assets in the years ended December 31, 2022, 2021 and 2020.
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
Transactions and balances
Foreign currency transactions in each entity comprising the Company are remeasured into the functional currency of the entity using the exchange rates prevailing at the respective transaction dates. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized within Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
The aggregate gain arising from foreign exchange transactions included in Other income (expense), net for the years ended December 31, 2022, 2021 and 2020 was $1.4 million, $0.3 million, and $1.2 million, respectively.
The results and financial position of the Company that have a functional currency different from the US dollar are translated as follows:
a.assets and liabilities presented are translated at the closing exchange rate as of December 31, 2022 and 2021;
b.income and expenses for the statements of operations and comprehensive loss are translated at average exchange rates that are relevant for the respective periods for which the income and expenses occurred; and
c.significant transactions use the exchange rate on the date of the transaction.
All resulting exchange differences arising from such translations are recognized directly in comprehensive income and presented as a separate component of equity.
The following table summarizes the foreign currency translation adjustment included in accumulated other comprehensive loss for the year ended December 31, 2022, 2021 and 2020 (in thousands):

	Foreign Currency Translation Adjustments included in Accumulated Other Comprehensive Loss
	2022	2021	2020
Balance at January 1,	$(92)	$(1,607)	$(155)
Foreign currency translation adjustments	507	1,515	(1,452)
Balance at December 31,	$415	$(92)	$(1,607)
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

Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity's own equity in Subtopic 815-40 and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU will require entities to use the "if-converted" method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of the new standard impacted the Company's accounting for its Convertible Senior Notes Due 2025 (2025 Notes), discussed in Note 7, which were previously accounted for using the cash conversion model applied under ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20"). The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. The cumulative effect of the accounting change as of January 1, 2022 increased the carrying amount of the 2025 Notes by $44.7 million, reduced additional paid-in capital by $74.9 million, and reduced accumulated deficit by $30.2 million. The Company has not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance.
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
NOTE 3. REVENUE RECOGNITION
Product Sales, Net
Product sales consist of bile acid products (Chenodal and Cholbam) and tiopronin products (Thiola and Thiola EC). The Company sells its products through direct-to-patient distributors worldwide, with the United States and Canada representing 97% and 2% of net product sales, respectively, and rest of world representing less than 1% of net product sales, based on the product shipment destination.
Revenues from product sales are recognized in satisfaction of a single performance obligation when the customer obtains control of the Company’s product, which occurs upon delivery to the customer. The Company receives payments from its product sales, primarily through third party payers, based on terms that generally are within 30 days of delivery of product to the patient. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, health care providers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a net product revenue increase of $0.8 million, $0.4 million, and $0.4 million, respectively, related to performance obligations satisfied in previous periods.
Government Rebates: The Company calculates the rebates that it will be obligated to provide to government programs and deducts these estimated amounts from its gross product sales at the time the revenues are recognized. Allowances for government rebates and discounts are established based on actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs. Rebate discounts are included in other current liabilities in the accompanying consolidated balance sheets.
Commercial Rebates: The Company calculates the rebates it incurs due to contracts with certain commercial payers and deducts these amounts from its gross product sales at the time the revenues are recognized. Allowances for commercial rebates are established based on actual payer information, which is reasonably estimated at the time of delivery. Rebate discounts are included in other current liabilities in the accompanying consolidated balance sheets.

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
The following table summarizes net product sales for the year ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Bile acid products	$102,558	$95,654	$89,438
Tiopronin products	97,970	115,122	108,883
Total net product sales	$200,528	$210,776	$198,321
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
The Company recognized a total of $11.5 million in license and collaboration revenue for the year ended December 31, 2022, based upon the ratio of costs incurred to total estimated costs. The Company recognized a total of $16.7 million in license and collaboration revenue for the year ended

December 31, 2021, which consisted of $12.0 million from the license and $4.7 million from the clinical development activities, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of December 31, 2022 was $22.9 million. Of this amount, $12.0 million was classified as current as of December 31, 2022, based upon amount expected to be realized within the next year. The Company estimates that the remainder of the deferred revenue balance will be fully realized by mid-2025.
The following table sets forth a summary of changes in deferred revenue for the years ended December 31, 2022 and 2021 (in thousands):

	Deferred Revenue
	2022	2021
Balance at January 1,	$36,647	$—
New consideration resulting in deferred revenue	—	55,000
License revenue	—	(12,000)
Collaboration revenue	(11,490)	(4,714)
Foreign currency impact	(2,250)	(1,639)
Balance at December 31,	$22,907	$36,647
In February 2021, the Company entered into a limited co-promotion agreement with Albireo Pharma, Inc. ("Albireo"), whereby the Company's Cholbam dedicated sales representatives devoted a portion of their efforts to promoting Albireo's product, Bylvay (odevixibat), in the United States following the July 2021 launch of the product. The initial term of the arrangement was two years from the July 2021 launch of Bylvay, terminable at will by either party after one year following launch. In June 2022, the Company and Albireo mutually agreed to terminate the co-promotion agreement upon the one year anniversary of the launch, with such termination effective July 20, 2022. For the year ended December 31, 2022 and 2021, the Company recognized $1.7 million and $1.8 million, respectively, offset against selling, general, and administrative expenses.
NOTE 5.    ACQUISITIONS AND VARIABLE INTEREST ENTITIES
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
Substantially all of the value of the assets acquired was concentrated within pegtibatinase, and as of the acquisition date, the Company did not anticipate any economic benefit to be derived from pegtibatinase other than the primary indication. Accordingly, the transaction was treated as an asset acquisition with amounts charged to expense for the acquired in-process research and development on the date of acquisition. The Company incurred $97.1 million in IPR&D expense related to the Orphan acquisition, which was recognized in 2020.
In accordance with ASC 450, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2022, no contingent cash payments have been accrued.
Stock Purchase and Collaboration Agreement with PharmaKrysto
On March 8, 2022, the Company entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company related to PharmaKrysto's early-stage cystinuria discovery program, and concurrently therewith entered into a Stock Purchase Agreement with PharmaKrysto (together, the "Agreements"). Pursuant to the terms of the Agreements, the Company paid PharmaKrysto's shareholders $0.6 million in cash to purchase 5% of the outstanding common shares of PharmaKrysto and $0.4 million to PharmaKrysto as a one-time signing fee. Under the Collaboration Agreement, the Company will fund all research and development expenses for the pre-clinical activities associated with the cystinuria program, which are estimated to be approximately $5.0 million. The Agreements require the Company to purchase an additional 5% of the outstanding common shares for $1.0 million upon the occurrence of a specified pre-clinical milestone, and grant an option to the Company to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone prior to expiration of the option on March 8, 2025. If the Company elects to exercise the option, it would be required to perform commercially reasonable clinical diligence obligations. In addition, it would be required to make cash milestone payments totaling up to an aggregate $16.0 million upon the achievement of certain development and regulatory milestones, plus tiered royalty payments of less than 4% on future net sales of a product, if approved. The Company has the right to terminate the Agreements and return the shares for a nominal price at any time upon 60 days’ notice, subject to survival of contingent obligations, if any.
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
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The Company consolidated other current assets and accrued liabilities of $0.3 million as of December 31, 2022. The results of operations were not significant for the year ended December 31, 2022. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit or assets of the Company.
NOTE 6.    MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of December 31, 2022 and 2021 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consist of the following (in thousands):

	As of December 31,
	2022	2021
Marketable debt securities:
Commercial paper	$123,647	$127,379
Corporate debt securities	224,055	233,319
Securities of government-sponsored entities	40,855	26,431
Total marketable debt securities	$388,557	$387,129
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2022 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$124,301	$2	$(656)	$123,647
Corporate debt securities	Less than 1	155,841	—	(1,355)	154,486
Securities of government-sponsored entities	Less than 1	7,473	—	(80)	7,393
Total maturity less than 1 year		287,615	2	(2,091)	285,526
Corporate debt securities	1 to 2	70,195	33	(659)	69,569
Securities of government-sponsored entities	1 to 2	33,702	6	(246)	33,462
Total maturity 1 to 2 years		103,897	39	(905)	103,031
Total available-for-sale marketable debt securities		$391,512	$41	$(2,996)	$388,557

The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2021 (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$127,435	$—	$(56)	$127,379
Corporate debt securities	Less than 1	113,001	—	(98)	112,903
Securities of government-sponsored entities	Less than 1	21,909	—	(5)	21,904
Total maturity less than 1 year		262,345	—	(159)	262,186
Corporate debt securities	1 to 2	120,705	—	(289)	120,416
Securities of government-sponsored entities	1 to 2	4,549	—	(22)	4,527
Total maturity 1 to 2 years		125,254	—	(311)	124,943
Total available-for-sale marketable debt securities		$387,599	$—	$(470)	$387,129
During 2022 and 2021, the Company had less than $0.1 million in realized gains on marketable debt securities. The Company received proceeds from the sale or maturity of marketable debt securities of $382.0 million, $433.6 million and $273.5 million for 2022, 2021 and 2020, respectively. During 2022, 2021 and 2020, the Company had purchases of marketable debt securities of $385.4 million, $547.1 million, and $215.0 million, respectively. As of December 31, 2022 and December 31, 2021, the accrued interest receivable related to the Company's marketable debt securities was $1.9 million and $0.9 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of December 31, 2022 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$117,853	$656	$—	$—	$117,853	$656
Corporate debt securities	99,066	1,041	107,964	973	207,030	2,014
Securities of government-sponsored entities	31,402	263	4,456	63	35,858	326
Total	$248,321	$1,960	$112,420	$1,036	$360,741	$2,996
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
As of December 31, 2022 and December 31, 2021, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $363.7 million and $381.2 million, respectively.

As of December 31, 2022 and December 31, 2021, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The increase in unrealized losses for the year ended December 31, 2022 was primarily due to increases in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.
NOTE 7.    CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	December 31, 2022	December 31, 2021
2.25% convertible senior notes due 2029	$316,250	$—
2.50% convertible senior notes due 2025	68,904	276,000
Unamortized debt discount	—	(46,045)
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(8,750)	—
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(859)	(3,374)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$375,545	$226,581
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At December 31, 2022, accrued interest on the 2029 Notes of $2.4 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The 2029 Notes will be redeemable, in whole or in part at the Company’s option at any time, and from time to time, on or after March 2, 2026 and, in the case of any partial redemption, on or before the 40th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the

Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2029 Notes unless at least $100.0 million aggregate principal amount of 2029 Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any 2029 Note for redemption will constitute a make-whole fundamental change with respect to that 2029 Note, in which case the conversion rate applicable to the conversion of that 2029 Note will be increased in certain circumstances if it is converted after it is called for redemption. If a fundamental change (as defined in the 2029 Indenture) occurs, then, except as described in the 2029 Indenture, holders may require the Company to repurchase their 2029 Notes at a cash repurchase price equal to the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the principal amount and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2029 Notes for redemption will constitute a “make-whole fundamental change."
The Company incurred approximately $9.9 million of debt issuance costs relating to the issuance of the 2029 Notes, which were recorded as a reduction to the 2029 Notes on the Consolidated Balance Sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the 2029 Notes using the effective interest method. We determined the expected life of the debt is equal to the seven-year term of the 2029 Notes. The effective interest rate on the 2029 Notes is 2.74%.
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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At December 31, 2022, accrued interest of $0.5 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The Company incurred approximately $8.8 million of debt issuance costs relating to the issuance of the 2025 Notes, which were recorded as a reduction to the 2025 Notes on the Consolidated Balance Sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the 2025 Notes using the effective interest method. The Company determined the expected life of the debt is equal to the seven-year term of the 2025 Notes. The effective interest rate on the 2025 Notes is 2.98%.
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt on its Consolidated Statements of Operations for the year ended December 31, 2022, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of December 31, 2022 was $68.9 million.
The 2025 and 2029 Notes are accounted for in accordance with ASC 470-20, Debt with conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of equity classification guidance. Based upon the Company’s analysis, it was determined that the 2025 Notes and the 2029 Notes do not contain embedded features requiring recognition as derivatives and bifurcation, and therefore are measured at amortized cost and recorded as liabilities on the Consolidated Balance Sheets.
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at December 31, 2022.
The 2025 and 2029 Notes are classified on the Company's Consolidated Balance Sheets at December 31, 2022 as long-tern convertible debt.
Interest Expense
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contractual interest expense	$8,433	$6,900	$6,900
Amortization of debt discount	—	10,339	9,578
Amortization of debt issuance costs	1,622	903	900
Total interest expense for the 2025 and 2029 Notes	$10,055	$18,142	$17,378
Total interest expense recognized for the years ended December 31, 2022, 2021 and 2020 was $11.3 million, $20.1 million and $19.1 million, respectively.
NOTE 8.    FAIR VALUE MEASUREMENTS
The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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
The valuation techniques used to measure the fair value of the Company’s debt securities and all other financial instruments, all of which have counter-parties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. Based on the fair value hierarchy, the Company classified marketable debt securities within Level 2.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of December 31, 2022 and 2021, the fair value of the Company's 2.50% Convertible Senior Notes due 2025 was $62.9 million and $300.6 million, respectively. As of December 31, 2022, the fair value of the Company's 2.25% Convertible Senior Notes due 2029, which were issued in 2022, was $283.0 million. The fair values were estimated utilizing market quotations, and are considered Level 2.
The following table presents the Company’s asset and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2022 (in thousands):

	As of December 31, 2022	Fair Value Hierarchy at December 31, 2022
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$61,688	$61,688	$—	$—
Marketable debt securities, available-for-sale	388,557	—	388,557	—
Total	$450,245	$61,688	$388,557	$—
Liabilities:
Business combination-related contingent consideration	$71,200	$—	$—	$71,200
Total	$71,200	$—	$—	$71,200
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
The Company acquired two businesses, related to the Cholbam and Chenodal products, whose purchase price included potential future payments that are contingent on the achievement of certain milestones and percentages of future net sales derived from the products acquired. The Company recorded contingent consideration liabilities at their fair value on the acquisition date and revalues them at the end of each reporting period. In estimating the fair value of the Company’s contingent consideration, the Company uses a Monte Carlo Simulation. The determination of the contingent consideration liabilities requires significant judgements including the reasonableness of estimates and assumptions included in the forecasts of future net sales, long-term growth rates and the discount rates applied to such forecasts. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration liabilities.

Discount rates used to determine the fair value at December 31, 2022 and 2021 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
December 31, 2022	7.75%	8.00%	8.10%
December 31, 2021	6.25%	7.25%	6.48%
Based on the fair value hierarchy, the Company classified the fair value of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the years ended December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
	2022	2021
Balance at January 1,	$67,100	$65,100
Changes in the fair value of contingent consideration	15,006	22,260
Contractual payments	(8,066)	(17,444)
Contractual payments included in accrued liabilities at December 31,	(2,840)	(2,700)
Foreign currency impact	—	(116)
Balance at December 31,	$71,200	$67,100
NOTE 9.    INTANGIBLE ASSETS
Amortizable Intangible Assets
Ligand License Agreement
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). The cost of the Ligand License Agreement, which is presented net of amortization in the accompanying Consolidated Balance Sheets in intangible assets, net, is being amortized to research and development on a straight-line basis through September 30, 2023. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million, including a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) we plan to make in the first quarter of 2023, which was triggered upon the accelerated approval of FILSPARI in February 2023. Through December 31, 2022, the Company has capitalized $18.4 million for contractual milestone payments under the Ligand License Agreement. Should the Company commercialize sparsentan or any products containing related compounds, the Company will be obligated to pay to Ligand (and BMS) an escalating annual royalty between 15% and 17% of net sales of all such products. With the February 2023 approval of FILSPARI (sparsentan), the Company expects to begin incurring costs associated with these royalties in 2023.
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
The Company paid Mission an up-front license fee of $3 million and during the term of the agreement will pay guaranteed minimum royalties during each calendar year the greater of $2 million or twenty percent (20%) of the Company’s net sales of Thiola.
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
The present value of guaranteed minimum royalties payable using a discount rate ranging from approximately 7% to 11% based on the Company’s then borrowing rate is $11.1 million and $12.3 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $9.0 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheet. As of December 31, 2021, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $10.2 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheet. The Company has capitalized $139.4 million related to the Thiola intangible asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payments through December 31, 2022 in excess of minimum royalties. In 2022 the Company added $16.1 million to the intangible asset related to royalties in excess of the minimum. Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for royalties in excess of the annual contractual minimum at December 31, 2022, as such royalties are not yet probable and estimable.
There are 6.4 years remaining in the term of the license agreement.
Cholbam Asset Purchase
On March 31, 2015, the Company completed its acquisition from Asklepion of all worldwide rights, titles and ownership of Cholbam, including all related contracts, data assets, intellectual property, regulatory assets and the PRV. The Company capitalized $75.9 million and $7.3 million for the U.S. and international economic interest, respectively.
Amortizable intangible assets as of December 31, 2022 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Thiola license	15	$139,383	$(50,324)	$89,059
Chenodal product rights	16	67,849	(37,175)	30,674
Economic interest - Cholbam revenue	10	75,900	(58,842)	17,058
Ligand license	11	19,400	(12,139)	7,261
Manchester customer relationships	10	403	(353)	50
Total amortizable intangible assets		$302,935	$(158,833)	$144,102

Amortizable intangible assets as of December 31, 2021 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Thiola license	15	$123,316	$(37,992)	$85,324
Chenodal product rights	16	67,849	(32,938)	34,911
Economic interest - U.S. revenue Cholbam	10	75,900	(51,258)	24,642
Ligand license	11	7,900	(5,875)	2,025
Economic interest - International revenue Cholbam	10	7,982	(7,483)	499
Manchester customer relationships	10	403	(313)	90
Internal use software	5	207	(199)	8
Total amortizable intangible assets		$283,557	$(136,058)	$147,499
The following table summarizes amortization expense for the year ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Research and development	$6,264	$1,158	$1,162
Selling, general and administrative	24,700	23,788	21,275
Total amortization expense	$30,964	$24,946	$22,437
As of December 31, 2022, amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2023	$33,015
2024	25,793
2025	19,999
2026	18,129
2027	18,129
Thereafter	29,037
Total	$144,102
Goodwill
As of December 31, 2022 and 2021, the Company had goodwill of $0.9 million.
NOTE 10.    ACCRUED EXPENSES
Accrued expenses consist of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021
Compensation related costs	$35,267	$25,998
Research and development	26,070	26,841
Sales discounts, rebates, and allowances	13,486	7,493
Selling, general and administrative	8,791	3,144
Accrued royalties	7,755	8,402
Miscellaneous accrued	4,373	3,302
Total accrued expenses	$95,742	$75,180

NOTE 11.    COMMITMENTS AND CONTINGENCIES
Commitments
Certain of the Company's contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements. As of December 31, 2022, we have a commitment to purchase $36.3 million in active pharmaceutical ingredient, to be delivered in 2023, which is planned to support the commercial launch of FILSPARI.
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
On May 11, 2022, the Company’s stockholders approved an amendment to the 2018 Plan that increased the number of authorized shares issuable under the 2018 Plan by 2.0 million shares.
2017 Employee Stock Purchase Plan
The 2017 Employee Stock Purchase Plan ("2017 ESPP") originated with 380,000 shares of common stock available for issuance. Beginning on January 1, 2018, and ending on (and including) January 1, 2026, the number of shares of common stock available for issuance under the 2017 ESPP may increase by an amount equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or (ii) 300,000 shares of common stock.
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
As of December 31, 2022, there were approximately 1,880,000 shares authorized and 1,127,178 shares reserved for future issuance under the 2017 ESPP.
Stock Options
The fair values of stock option grants during the years ended December 31, 2022, 2021 and 2020 were calculated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. During the year ended December 31, 2022, 1,746,270 stock options were granted by the Company. The following weighted average assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the specified reporting periods:

	Year Ended December 31,
	2022	2021	2020
Risk free rate	1.7%	0.6%	1.5%
Expected volatility	50%	59%	64%
Expected life (in years)	6.4	6.4	6.3
Expected dividend yield	—	—	—
The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s expected volatility was based on analysis of the Company’s historical volatility. The expected life of the Company’s options was determined using the Company's historical exercise activity. The dividend yield is based upon the fact that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.
The following table summarizes our stock option activity and related information for the year ended December 31, 2022:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,886,284	$20.26	6.27	$96,577
Granted	1,746,270	26.76	—	—
Forfeited and expired	(325,286)	24.63	—	—
Exercised	(374,846)	12.23	—	5,079
Outstanding at December 31, 2022	9,932,422	$21.56	5.79	$24,658
Vested and expected to vest at December 31, 2022	9,932,422	$21.56	5.79	$24,658

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2022, 2021 and 2020 was $5.1 million, $7.5 million, and $1.8 million, respectively.
The following table summarizes our stock options exercisable at December 31, 2022, 2021 and 2020:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Exercisable at December 31, 2020	5,488,207	$19.37	5.36	$46,626
Exercisable at December 31, 2021	6,011,349	$19.34	5.16	$71,063
Exercisable at December 31, 2022	6,999,669	$20.22	4.62	$21,806
The weighted average grant date fair value of options granted was $13.45, $14.00, and $9.54 during the years ended December 31, 2022, 2021 and 2020, respectively. The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock of $21.03, $31.04 and $27.25 as of December 31, 2022, 2021 and 2020, respectively. Unrecognized compensation cost associated with unvested stock options amounts to $31.9 million as of December 31, 2022, which will be expensed over a weighted average remaining vesting period of 2.5 years.
In connection with the retirement of a Board Member, formerly the Chief Executive Officer, the Board of Directors approved a modification to extend the deadline to exercise each stock option held to the earlier of five years or the expiration of the 10-year term of the option. The modification resulted in incremental compensation cost of $3.2 million for the year ended December 31, 2022.
Restricted Stock Units
As of December 31, 2022, there was approximately $44.3 million of unrecognized compensation cost related to restricted stock units ("RSUs") granted. This amount is expected to be recognized over a weighted average period of 2.7 years.
The following table summarizes our restricted stock unit activity for the year ended December 31, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2021	1,473,949	$21.88
Granted	1,533,518	26.07
Vested	(543,252)	21.21
Forfeited/cancelled	(120,506)	24.35
Unvested December 31, 2022	2,343,709	$24.65
The fair value of restricted stock units vested for the years ended December 31, 2022, 2021 and 2020 was $11.5 million, $7.4 million, and $5.3 million, respectively. The weighted average grant date fair value for stock awards granted during the years ended December 31, 2022, 2021 and 2020 was $21.21, $18.08, and $18.43, respectively.
Performance-based Stock Units
PSUs are subject to vest only if certain specified criteria are achieved. As of December 31, 2022, there was approximately $2.0 million of unrecognized compensation cost related to performance-based stock units ("PSUs") granted. This amount is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes our performance-based stock unit activity for the year ended December 31, 2022:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2021	52,500	$18.73
Granted	127,048	27.54
Vested	(17,500)	25.26
Forfeited/cancelled	(5,000)	15.46
Unvested December 31, 2022	157,048	$25.24
The fair value of performance-based stock units vested for the years ended December 31, 2022, 2021 and 2020 was $0.4 million, $1.8 million, and $2.3 million, respectively. The weighted average grant date fair value for performance-based stock awards granted during the years ended December 31, 2022, 2021 and 2020 was $25.26, $15.46, and $21.58, respectively.
Share Based Compensation
Total non-cash stock-based compensation expense consisted of the following for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Selling, general and administrative expenses	$25,319	$18,134	$14,247
Research and development expenses	13,858	12,632	9,367
Total stock-based compensation expense	$39,177	$30,766	$23,614
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
 Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	For the year ended December 31,
	2022			2021			2020
	Shares	Net loss	EPS	Shares	Net loss	EPS	Shares	Net loss	EPS
Basic and diluted loss per share	63,758,515	$(278,482)	$(4.37)	59,832,287	$(180,091)	$(3.01)	47,539,631	$(169,431)	$(3.56)
For the years ended December 31, 2022, 2021 and 2020, the following shares were excluded because they were anti-dilutive:

	For the year ended December 31,
	2022	2021	2020
Convertible debt	10,869,000	7,113,402	7,113,402
Options	10,041,249	9,214,188	8,349,310
Restricted stock	2,175,100	1,569,470	1,368,096
Total anti-dilutive shares	23,085,349	17,897,060	16,830,808

NOTE 14.    INCOME TAXES
For financial reporting purposes, net loss before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(215,901)	$(124,132)	$(65,881)
Foreign*	(62,268)	(55,550)	(122,909)
Total	$(278,169)	$(179,682)	$(188,790)
*Foreign losses in 2020 include charges relate to IPR&D. See Note 5 for further discussion.
The components of the provision (benefit) for income taxes, in the Consolidated Statements of Operations are as follows (in thousands):

	2022	2021	2020
Current
Federal	$—	$—	$(19,436)
State	314	412	74
Foreign	(1)	(3)	3
	313	409	(19,359)
Deferred
Federal	—	—	—
State	—	—	—
	—	—	—
Total tax provision (benefit)	$313	$409	$(19,359)
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate expressed as a percentage of loss before income taxes:

	2022	2021	2020
Statutory rate - federal	(21.00)%	(21.00)%	(21.00)%
State taxes, net of federal benefit	(3.46)%	(2.71)%	(1.57)%
Foreign rate differential	0.96%	3.28%	6.65%
IPR&D	—%	—%	6.50%
Federal IRS Audit settlement	—%	—%	1.62%
Nondeductible executive compensation	0.49%	0.48%	—%
Excess tax benefits associated with share-based awards	(0.20)%	0.19%	—%
Other permanent differences	0.20%	0.15%	0.09%
Tax credits	(6.65)%	(10.87)%	(4.49)%
Return to provision adjustments and other true-ups	(0.21)%	2.42%	4.88%
CARES Act-Net operating loss carryback	—%	—%	(9.58)%
Adoption of ASU 2020-06	(4.21)%	—%	—%
Other	—%	0.20%	(0.10)%
Change in valuation allowance	34.19%	28.09%	6.75%
Income tax provision (benefit)	0.11%	0.23%	(10.25)%
The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred Tax Assets:
Net operating loss	$49,811	$38,618
Research and development and other tax credits	91,052	69,213
Capitalized research and development	36,442	—
Contingent consideration	18,124	16,726
Other accrued expenses	13,247	8,678
Stock based compensation	22,936	18,003
Charitable contributions	4,781	3,427
Intangible assets greater than book	51,391	48,801
Interest expense limitation	4,346	2,802
Operating lease liabilities	8,018	8,825
Tax basis depreciation greater than book depreciation	105	13
Difference in basis of loan costs	15	—
	300,268	215,106
Deferred Tax Liabilities:
Operating lease right of use assets	(6,658)	(5,782)
Convertible debt	—	(11,020)
Prepaid assets	(206)	—
	(6,864)	(16,802)

Net deferred tax assets before valuation allowance	293,404	198,304
Valuation allowance	(293,404)	(198,304)
Total deferred tax assets	$—	$—
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
The Company has recorded a valuation allowance of $293.4 million as of December 31, 2022 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $95.1 million and $50.5 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company had available unused U.S. federal and state net operating loss (“NOL”) carryforwards of $90.2 million and $174.1 million, respectively, all of which are fully offset by a valuation allowance. Additionally, the Company had an interest expense limitation carryforward of $20.1 million that is fully offset by a valuation allowance. The federal NOL and interest expense limitation carryforward have an indefinite life. The state NOL carryforwards will begin to expire in 2023 unless previously utilized, except for $26.2 million of the state net operating losses that have an indefinite carryforward period. In addition, at December 31, 2022, the Company had federal orphan drug tax credit carryforwards of $82.0 million that begin to expire in 2033 unless utilized, federal research and development tax credit carryforwards of $5.4 million that begin to expire in 2033 unless utilized, state research and development tax credit carryforwards of $15.2 million, of which $1.4 million begin to expire in 2030 unless utilized and $13.8 million that have an indefinite carryforward period, and California Competes tax credit carryforwards of $2.0 million that begin to expire in 2024. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited upon a cumulative change in ownership of more than 50% within a three-year period. The Company completed a study to analyze whether any ownership changes had occurred through December 31, 2021, and determined no ownership changes occurred. The Company is in the process of updating its analysis of owner shifts to determine whether an ownership change occurred since December 31, 2021.
As of December 31, 2022, the Company had Irish NOL carryforwards of $15.1 million which are fully offset by a valuation allowance and have an indefinite life. The Company also had Swiss NOL carryforwards of $148.2 million which are fully offset by a valuation allowance and begin to expire in 2023 as well as Federal Act on Tax Reform and AHV Financing (“TRAF”) cantonal tax benefits of $526.2 million which expire in 2029.

The Company accounts for uncertain tax benefits in accordance with the provisions of ASC 740-10 of the Accounting for Uncertainty in Income Taxes. As of December 31, 2022, the Company had $11.5 million in unrecognized tax benefits of which $9.9 million related to orphan drug and research and development tax credits and $1.6 million related to net operating loss carryforwards which were recorded as a reduction to the deferred tax assets with a corresponding reduction in the Company’s valuation allowance of $11.5 million. To the extent unrecognized tax benefits are recognized at a time when a valuation allowance does not exist, the recognition of the $11.5 million tax benefit would reduce the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2022 will change materially within the following 12 months.
A reconciliation of the Company's unrecognized tax benefits for the years 2022 and 2021 is provided in the following table (in thousands):

	2022	2021
Balance as of January 1:	$7,825	$5,193
Increase in current period positions	2,056	2,255
Decrease due to settlements with tax authorities	(310)	—
Increase in prior period positions	1,919	377
Balance as of December 31:	$11,490	$7,825
The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions, the Company’s income tax returns are open to examination by federal authorities for the years ended December 31, 2019, and forward, and for state and foreign tax authorities, for the years ended December 31, 2018, and forward.
The Company recognizes interest and penalties as a component of income tax expense. Interest and penalties for the years ended December 31, 2022 and 2021 were less than $0.1 million. The Company did not recognize any interest or penalties for the year ended December 31, 2020.
NOTE 15.    EQUITY OFFERINGS
Underwritten Public Offering of Common Stock
In February 2021, the Company sold an aggregate of 7.5 million shares of its common stock in an underwritten public offering, at a price of $26.75 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were $189.3 million.
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company's prior registration statement on Form S-3 (Registration Statement No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million from the settlement of 701,600 shares under the ATM Agreement in the year ended December 31, 2022. As of December 31, 2022, an aggregate amount of $19.5 million remained eligible for sale under the ATM Agreement.
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
NOTE 16.    RETIREMENT PLAN
401(k) Savings Plan
The Company has a 401(k) defined contribution savings plan for the benefit of all eligible employees. Employer matching contributions were $2.1 million, $1.3 million, and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Switzerland Defined Benefit Plan
The Company maintains a defined benefit pension plan covering employees of its Swiss subsidiary, Travere Therapeutics Switzerland GmbH (the "Swiss Plan"). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum benefit. Employer and employee contributions are made to the Swiss Plan based on various percentages of participants' salaries and wages that vary according to the participants' age and other factors. As of December 31, 2022, the projected benefit obligations under the Swiss Plan were approximately $1.8 million, and plan assets were approximately $1.4 million. The funded status of the Swiss Plan is included in other long-term liabilities on the Company's Consolidated Balance Sheets.
NOTE 17. PROPERTY AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Computers and equipment	$2,049	$1,950
Furniture and fixtures	2,938	2,783
Leasehold improvements	9,180	8,790
Construction-in-progress	77	631
	14,244	14,154
Less: Accumulated depreciation	(5,195)	(3,048)
Total property and equipment, net	$9,049	$11,106
The construction-in-process balance consists of costs related to the Company’s leasehold improvements at its facilities in San Diego, California.
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $2.1 million, $1.7 million and $2.1 million, respectively.
NOTE 18. LEASES
As of December 31, 2022, the Company had two operating leases, including one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
The initial term of the office lease ends in August 2028, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. At this time, it is not reasonably certain that the Company will extend the term of the lease and therefore the renewal period has been excluded from the aforementioned ROU asset and lease liability measurements. The measurement of the lease term occurs from the February 2021 occupancy date of the office space delivered in September 2020. The aggregate base rent due over the initial term of the lease is approximately $49.5 million.
The Company also has one operating lease with Esprit Investments Limited for office space located in Dublin, Ireland, which was entered into in October 2022. The initial term of the office lease ends in September 2027. The lease provides the option to extend the term of the lease by a period of 5 years, although it is not reasonably certain that the Company will elect this option and therefore the renewal period has been excluded from the initial lease measurement. The aggregate base rent due over the initial term of the lease is approximately $0.5 million. Utilizing a discount rate equal to the Company's borrowing rate, the Company established an ROU asset and corresponding lease liability of $0.4 million.

Following is a schedule of the future minimum rental commitments for our operating leases reconciled to the lease liability and ROU asset as of December 31, 2022 (in thousands):

December 31, 2022
2023	$6,314
2024	6,501
2025	6,673
2026	6,889
2027	7,064
Thereafter	4,781
Total undiscounted future minimum payments	38,222
Present value discount	(6,279)
Total lease liability	31,943
Unamortized lease incentives	(5,575)
Cash payments in excess of straight-line lease expense	(5,368)
Total ROU asset	$21,000
The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term in years	5.7	6.7
Weighted-average discount rate	6.48%	6.47%
For the year ended December 31, 2022, 2021 and 2020 the Company recorded $5.0 million, $4.9 million, and $2.0 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.
NOTE 19. SUBSEQUENT EVENTS
Ligand Milestone Payment
Pursuant to the Ligand License Agreement, the Company is obligated to make a $23.0 million milestone payment to Ligand (and BMS) in the first quarter of 2023, as a result of the accelerated approval granted to FILSPARI (sparsentan). Upon payment, the $23.0 million will be capitalized as an intangible asset on the Consolidated Balance Sheets.