Form 10-Q
period 2023-03-31
Travere Therapeutics, Inc.
filed 2023-05-04
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of May 2, 2023 was 74,607,901.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2023

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in this Quarterly Report on Form 10-Q. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$161,376	$61,688
Marketable debt securities, at fair value	400,137	388,557
Accounts receivable, net	21,537	16,646
Inventory, net	6,712	6,922
Prepaid expenses and other current assets	15,142	12,624
Total current assets	604,904	486,437
Property and equipment, net	9,127	9,049
Operating lease right of use assets	20,289	21,000
Intangible assets, net	162,883	145,038
Other assets	11,028	11,061
Total assets	$808,231	$672,585
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,727	$17,290
Accrued expenses	85,766	95,742
Deferred revenue, current portion	10,975	11,976
Business combination-related contingent consideration, current portion	6,900	7,000
Operating lease liabilities, current portion	4,545	4,433
Other current liabilities	5,732	5,722
Total current liabilities	130,645	142,163
Convertible debt	375,974	375,545
Deferred revenue, less current portion	8,778	10,931
Business combination-related contingent consideration, less current portion	68,300	64,200
Operating lease liabilities, less current portion	26,326	27,510
Other non-current liabilities	9,068	9,385
Total liabilities	619,091	629,734
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 74,586,806, and 64,290,570 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	1,291,863	1,059,975
Accumulated deficit	(1,100,554)	(1,014,223)
Accumulated other comprehensive loss	(2,176)	(2,907)
Total stockholders' equity	189,140	42,851
Total liabilities and stockholders' equity	$808,231	$672,585
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net product sales	$50,283	$46,443
License and collaboration revenue	6,710	2,044
Total revenue	56,993	48,487
Operating expenses:
Cost of goods sold	5,125	2,138
Research and development	59,913	56,611
Selling, general and administrative	72,245	46,788
Change in fair value of contingent consideration	6,756	9,080
Total operating expenses	144,039	114,617
Operating loss	(87,046)	(66,130)
Other income (expenses), net:
Interest income	3,646	278
Interest expense	(2,940)	(2,515)
Other income, net	87	26
Loss on extinguishment of debt	—	(7,578)
Total other income (expense), net	793	(9,789)
Loss before income tax provision	(86,253)	(75,919)
Income tax provision	(78)	(52)
Net loss	$(86,331)	$(75,971)

Basic and diluted net loss per common share	$(1.27)	$(1.20)
Basic and diluted weighted average common shares outstanding	68,174,099	63,132,841
Comprehensive loss:
Net loss	$(86,331)	$(75,971)
Foreign currency translation (loss) gain	(566)	71
Unrealized gain (loss) on marketable debt securities	1,297	(1,204)
Comprehensive loss	$(85,600)	$(77,104)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2023						Three Months Ended March 31, 2022
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	64,290,570	$6	$1,059,975	$(2,907)	$(1,014,223)	$42,851	62,491,498	$6	$1,068,634	$(562)	$(765,966)	$302,112
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	—	—	—	(74,945)	—	30,225	(44,720)
Share based compensation	—	—	13,325	—	—	13,325	—	—	7,935	—	—	7,935
Issuance of common stock under the equity incentive plan and proceeds from exercise	592,486	—	2,296	—	—	2,296	317,179	—	122	—	—	122
Employee stock purchase program purchase and expense	—	—	439	—	—	439	—	—	251	—	—	251
Equity offering, net of issuance costs of $12.6 million	9,703,750	1	191,198	—	—	191,199	—	—	—	—	—	—
Issuance of pre-funded common stock warrants, net of issuance costs of $1.6 million	—	—	24,630	—	—	24,630	—	—	—	—	—	—
Issuance of common stock under At-The-Market offering, net of issuance costs of $0.6 million	—	—	—	—	—	—	701,600	—	19,545	—	—	19,545
Foreign currency translation adjustments	—	—	—	(566)	—	(566)	—	—	—	71	—	71
Unrealized gain (loss) on marketable debt securities	—	—	—	1,297	—	1,297	—	—	—	(1,204)	—	(1,204)
Net loss	—	—	—	—	(86,331)	(86,331)	—	—	—	—	(75,971)	(75,971)
Balance - March 31	74,586,806	$7	$1,291,863	$(2,176)	$(1,100,554)	$189,140	63,510,277	$6	$1,021,542	$(1,695)	$(811,712)	$208,141

The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(86,331)	$(75,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,545	7,092
Share based compensation	13,764	8,186
Change in estimated fair value of contingent consideration	6,756	9,080
Payments from change in fair value of contingent consideration	(2,289)	(2,075)
Loss on extinguishment of debt	—	7,578
Other	(488)	2,112
Changes in operating assets and liabilities:
Accounts receivable	(4,891)	1,241
Inventory	(513)	(157)
Prepaid expenses and other current and non-current assets	(2,350)	648
Accounts payable	(627)	(4,606)
Accrued expenses	(9,611)	(4,413)
Deferred revenue, current and non-current	(3,844)	(2,146)
Other current and non-current liabilities	(238)	(1,889)
Net cash used in operating activities	(81,117)	(55,320)
Cash Flows From Investing Activities:
Proceeds from the sale/maturity of marketable debt securities	94,118	64,715
Purchase of marketable debt securities	(103,190)	(26,283)
Purchase of fixed assets	(630)	(131)
Purchase of intangible assets	(27,337)	(5,136)
Net cash (used in) provided by investing activities	(37,039)	33,165
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(525)	(525)
Payment of business combination-related contingent consideration	(604)	(667)
Proceeds from issuances of 2029 convertible senior notes	—	316,250
Payment of debt issuance costs	—	(9,488)
Repurchase of 2025 convertible senior notes including premium	—	(211,324)
Proceeds from exercise of stock options	2,296	122
Proceeds from the issuance of common stock, net of issuance costs	191,199	—
Proceeds from the issuance of pre-funded warrants, net of issuance costs	24,630	—
Proceeds from the issuance of common stock in At-the-Market equity offering, net of issuance costs	—	19,545
Net cash provided by financing activities	216,996	113,913
Effect of exchange rate changes on cash	848	(939)
Net increase in cash and cash equivalents	99,688	90,819
Cash and cash equivalents, beginning of year	61,688	165,753
Cash and cash equivalents, end of period	$161,376	$256,572
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  DESCRIPTION OF BUSINESS
Organization and Description of Business
Travere Therapeutics, Inc. (“we”, “our”, “us”, “Travere” and the “Company”) refers to Travere Therapeutics, Inc., a Delaware corporation, as well as its subsidiaries. Travere is a fully integrated biopharmaceutical company headquartered in San Diego, California focused on identifying, developing and delivering life-changing therapies to people living with rare kidney, liver, and metabolic diseases. The Company regularly evaluates and, where appropriate, acts on opportunities to expand its product pipeline through licenses and acquisitions of products in areas that will serve patients with serious unmet medical need and that the Company believes offer attractive growth characteristics.
FILSPARI™ (sparsentan)
On February 17, 2023, the FDA granted accelerated approval of FILSPARI™ (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at UPCR ≥1.5 gram/gram. FILSPARI, a once-daily, oral medication is designed to selectively target two critical pathways (endothelin 1 and angiotensin-II) in the disease progression of IgAN.
Clinical-Stage Programs:
The continued approval of FILSPARI for IgAN may be contingent upon confirmation of a clinical benefit in the Company's ongoing Phase 3 clinical trial of sparsentan for the treatment of IgAN (the "PROTECT Study"), which is designed to demonstrate whether FILSPARI slows kidney function decline. Topline results from the two-year confirmatory endpoints in the PROTECT Study are expected in the fourth quarter of 2023 and are intended to support traditional approval of FILSPARI.
Sparsentan remains a novel investigational product candidate which has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerosis (FSGS) in the U.S. and Europe. The double-blind portion of the Phase 3 study of sparsentan for FSGS has recently concluded and, following release of the top-line data from the study which showed that the study did not meet its primary endpoint, the Company is conducting further analyses of the data and is preparing to engage with regulators to explore a potential path forward toward a potential regulatory submission in FSGS.
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
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. In September 2022, the Company was granted Fast Track Designation by the FDA for the investigation of Chenodal for cerebrotendinous xanthomatosis (CTX). In January 2020, the Company randomized the first patients in its Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX, and the study enrollment remains open. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States.
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
The Company is party to a collaboration agreement with PharmaKrysto Limited and their early-stage cystinuria discovery program, whereby the Company is responsible for funding all research and development expenses for the pre-clinical activities associated with the cystinuria program.
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

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2022 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The unaudited consolidated financial statements represent the consolidation of the accounts of the Company, its subsidiaries and variable interest entities for which the Company has been determined to be the primary beneficiary, in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. See Note 6 for further discussion of variable interest entities (“VIE”) that the Company consolidates.
Revenue Recognition
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue from contracts when it is probable that the entity will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer. See Note 3 and Note 4 for further discussion.
Payments received under collaboration and licensing agreements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and royalties on the sale of products. At the inception of arrangements that include milestone payments, the Company uses judgement to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within the Company or the licensee’s control, such as regulatory approvals, are considered to be constrained due to a high degree of uncertainty and are not included in the transaction price until such uncertainty is resolved. At the end of each reporting period, the Company re-evaluates the probability of achievement of development milestones and any related constraint and adjusts the estimate of the overall transaction price, if necessary. The Company recognizes aggregate sales-based milestones and royalty payments from product sales of which the license is deemed to be the predominant item to which the royalties relate, at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied. Revenue from collaboration and licensing agreements may also include sales of inventory, at cost plus a margin, and is recorded in license and collaboration revenue.
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

Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory. Cost of goods sold also includes the cost of goods sold under the Company's license and collaboration agreements, which currently consists of the sale of active pharmaceutical ingredient to the Company's collaboration partner, at cost plus a margin.
The following table summarizes cost of goods sold for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold - product sales	$2,088	$2,138
Cost of goods sold - license and collaboration	3,037	—
Total cost of goods sold	$5,125	$2,138
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
Sales of FILSPARI for the three months ended March 31, 2023 primarily consisted of zero-cost inventories, which favorably impacted gross margin for related sales. Prior to the February 2023 FDA approval of FILSPARI (sparsentan), the Company recognized approximately $7.5 million in research and development expenses related to the production of active pharmaceutical ingredient to support the commercial launch of FILSPARI. The Company expects to continue to benefit from the sale of previously expensed inventories through at least 2024.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at March 31, 2023 as such royalties are not yet probable and estimable.
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

NOTE 3. REVENUE RECOGNITION
Product Sales, Net
Product sales consist of FILSPARI, bile acid products (Chenodal and Cholbam) and tiopronin products (Thiola and Thiola EC). The Company sells its products to specialty pharmacies and through direct-to-patient distributors worldwide, with the United States and Canada representing approximately 98% and 1% of net product sales, respectively, and rest of world representing less than 1% of net product sales, based on the product shipment destination.
The Company sells FILSPARI to three direct-to-patient specialty pharmacies. The Company sells its other products to patients and pharmacies, with distribution facilitated through a single direct-to-patient distributor. Revenues from product sales are recognized in satisfaction of a single performance obligation when the customer obtains control of the Company’s product. For FILSPARI, sales are recognized upon delivery of the product to the specialty pharmacies. The Company receives payments from its FILSPARI sales based on terms that are generally 30 days from shipment of the product to the specialty pharmacy. For the Company's other products, product sales are recognized upon delivery to the patient. The Company receives payments from sales of its other products, primarily through third party payers, based on terms that generally are within 30 days of delivery of product to the patient. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.

Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the three months ended March 31, 2023 and 2022, the Company recorded a net product revenue increase of $0.4 million and $0.1 million, respectively, related to performance obligations satisfied in previous periods.
Government Rebates: The Company calculates the rebates that it will be obligated to provide to government programs and deducts these estimated amounts from its gross product sales at the time the revenues are recognized. Allowances for government rebates and discounts are established based on an estimated allocation of payers and the government-mandated discounts applicable to government-funded programs. Rebate discounts are included in other current liabilities in the accompanying consolidated balance sheets.
Commercial Rebates: The Company calculates the rebates it incurs according to any contracts with certain commercial payers and deducts these amounts from its gross product sales at the time the revenues are recognized. Allowances for commercial rebates are established based on actual payer information, which is reasonably estimated at the time of delivery for applicable products. Rebate discounts are included in other current liabilities in the accompanying consolidated balance sheets.
Prompt Pay Discounts: The Company offers discounts to certain customers for prompt payments. The Company accrues for the calculated prompt pay discount based on the gross amount of each invoice for those customers at the time of sale.
Product Returns: Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. Historically, returns have been immaterial.
Co-pay Assistance: The Company offers a co-pay assistance program, which is intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the estimated cost per claim associated with product that has been recognized as revenue.
The following table summarizes net product sales for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Bile acid products	$26,105	$25,075
Tiopronin products	21,174	21,368
FILSPARI	3,004	—
Total net product sales	$50,283	$46,443

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
For the three months ended March 31, 2023, the Company recognized $6.7 million in license and collaboration revenue, which consisted of $3.3 million from the sale of active pharmaceutical ingredient to CSL Vifor at cost plus a margin, and $3.4 million for clinical development activities, based upon the ratio of costs incurred to total estimated costs. For the three months ended March 31, 2022, the Company recognized $2.0 million in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of March 31, 2023 was $19.8 million. Of this amount, $11.0 million was classified as current as of March 31, 2023, based upon amounts expected to be realized within the next year.

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of March 31, 2023 and December 31, 2022 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Marketable debt securities:
Commercial paper	$133,869	$123,647
Corporate debt securities	185,474	224,055
Securities of government sponsored entities	80,794	40,855
Total marketable debt securities	$400,137	$388,557
The following is a summary of short-term marketable debt securities classified as available-for-sale as of March 31, 2023 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$134,218	$—	$(349)	$133,869
Corporate debt securities	Less than 1	118,324	—	(883)	117,441
Securities of government-sponsored entities	Less than 1	27,845	9	(107)	27,747
Total maturity less than 1 year		280,387	9	(1,339)	279,057
Corporate debt securities	1 to 2	68,268	109	(344)	68,033
Securities of government-sponsored entities	1 to 2	53,140	117	(210)	53,047
Total maturity 1 to 2 years		121,408	226	(554)	121,080
Total available-for-sale marketable debt securities		$401,795	$235	$(1,893)	$400,137

The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2022 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$124,301	$2	$(656)	$123,647
Corporate debt securities	Less than 1	155,841	—	(1,355)	154,486
Securities of government-sponsored entities	Less than 1	7,473	—	(80)	7,393
Total maturity less than 1 year		287,615	2	(2,091)	285,526
Corporate debt securities	1 to 2	70,195	33	(659)	69,569
Securities of government-sponsored entities	1 to 2	33,702	6	(246)	33,462
Total maturity 1 to 2 years		103,897	39	(905)	103,031
Total available-for-sale securities		$391,512	$41	$(2,996)	$388,557
During the three months ended March 31, 2023, investment activity for the Company included $94.1 million in maturities and $103.2 million in purchases, all relating to debt-based marketable securities. During the three months ended March 31, 2022, investment activity for the Company included $64.7 million in maturities and $26.3 million in purchases, all relating to debt-based marketable securities. As of March 31, 2023 and December 31, 2022, the accrued interest receivable related to the Company's marketable debt securities was $2.0 million and $1.9 million and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of March 31, 2023 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$133,869	$349	$—	$—	$133,869	$349
Corporate debt securities	79,397	826	70,900	401	150,297	1,227
Securities of government-sponsored entities	51,225	292	2,486	25	53,711	317
Total	$264,491	$1,467	$73,386	$426	$337,877	$1,893
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
As of March 31, 2023 and December 31, 2022, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $339.8 million and $363.7 million, respectively.
As of March 31, 2023 and December 31, 2022, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The decrease in unrealized losses for the three months ended March 31, 2023 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

NOTE 6. VARIABLE INTEREST ENTITIES
On March 8, 2022, the Company entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company related to PharmaKrysto's early-stage cystinuria discovery program, and concurrently therewith entered into a Stock Purchase Agreement with PharmaKrysto (together, the "Agreements"). Pursuant to the terms of the Agreements, the Company paid PharmaKrysto's shareholders $0.6 million in cash to purchase 5% of the outstanding common shares of PharmaKrysto and $0.4 million to PharmaKrysto as a one-time signing fee. Under the Collaboration Agreement, the Company will fund all research and development expenses for the pre-clinical activities associated with the cystinuria program, which are estimated to be approximately $5.0 million. The Agreements require the Company to purchase an additional 5% of the outstanding common shares for $1.0 million upon the occurrence of a specified pre-clinical milestone, and grant an option to the Company to purchase all of the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone prior to expiration of the option on March 8, 2025. If the Company elects to exercise the option, it would be required to perform commercially reasonable clinical diligence obligations. In addition, it would be required to make cash milestone payments totaling up to an aggregate $16.0 million upon the achievement of certain development and regulatory milestones, plus tiered royalty payments of less than 4% on future net sales of a product, if approved. The Company has the right to terminate the Agreements and return the shares for a nominal price at any time upon 60 days’ notice, subject to survival of contingent obligations, if any.
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
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The consolidated assets and liabilities as of March 31, 2023 and December 31, 2022 were immaterial. The results of operations were not significant for the three months ended March 31, 2023 and 2022. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit or assets of the Company.

NOTE 7.  LEASES
As of March 31, 2023, the Company had two operating leases, including one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
The initial term of the office lease ends in August 2028, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. At lease inception, it was not reasonably certain that the Company will extend the term of the lease and therefore the renewal period has been excluded from the aforementioned ROU asset and lease liability measurements. The measurement of the lease term occurs from the February 2021 occupancy date of the office space delivered in September 2020.
The Company has one operating lease with Esprit Investments Limited for office space located in Dublin, Ireland, which was entered into in October 2022. The initial term of the office lease ends in September 2027. The lease provides the option to extend the term of the lease by a period of 5 years, although at lease inception, it was not reasonably certain that the Company would elect this option and therefore the renewal period was excluded from the initial lease measurement. The aggregate base rent due over the initial term of the lease is approximately $0.5 million. Utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established an ROU asset and corresponding lease liability of $0.4 million.

Following is a schedule of the future minimum rental commitments for the Company's operating leases reconciled to the lease liability and ROU asset as of March 31, 2023 (in thousands):

March 31, 2023
2023 (remaining nine months)	$4,754
2024	6,501
2025	6,673
2026	6,889
2027	7,064
Thereafter	4,781
Total undiscounted future minimum payments	36,662
Present value discount	(5,791)
Total lease liability	30,871
Unamortized lease incentives	(5,329)
Cash payments in excess of straight-line lease expense	(5,253)
Total ROU asset	$20,289

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term in years	5.4	5.7
Weighted-average discount rate	6.48%	6.48%
For the three months ended March 31, 2023, the Company recorded $1.2 million in expense related to operating leases, including amortized tenant improvement allowances. For the three months ended March 31, 2022, the Company recorded $1.2 million in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of March 31, 2023, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $65.2 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $307.8 million. As of December 31, 2022, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $62.9 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $283.0 million. The fair values were estimated utilizing market quotations and are considered Level 2.

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2023 (in thousands):

	As of March 31, 2023
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$161,376	$161,376	$—	$—
Marketable debt securities, available-for-sale	400,137	—	400,137	—
Total	$561,513	$161,376	$400,137	$—
Liabilities:
Business combination-related contingent consideration	$75,200	$—	$—	$75,200
Total	$75,200	$—	$—	$75,200
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
Discount rates used to determine the fair value at March 31, 2023 and December 31, 2022 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
March 31, 2023	6.75%	6.75%	7.65%
December 31, 2022	7.75%	8.00%	8.10%
Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the three months ended March 31, 2023 (in thousands):

	Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
	2023	2022
Balance at January 1,	$71,200	$67,100
Changes in the fair value of contingent consideration	6,756	9,080
Contractual payments included in accrued liabilities at March 31,	(2,756)	(2,680)
Balance at March 31,	$75,200	$73,500

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. In March 2023, the Company capitalized a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) that was triggered upon the accelerated approval of FILSPARI in February 2023. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and BMS) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three months ended March 31, 2023, the Company capitalized $0.5 million to intangible assets for royalties owed on net sales of FILSPARI. The cost of the $23.0 million milestone payment and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033.
The following table sets forth amortizable intangible assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Finite-lived intangible assets	$329,767	$302,935
Less: accumulated amortization	(167,820)	(158,833)
Net carrying value	$161,947	$144,102
As of March 31, 2023 and December 31, 2022, the Company had goodwill of $0.9 million.
The following table summarizes amortization expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,394	$286
Selling, general and administrative	6,593	6,270
Total amortization expense	$8,987	$6,556

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	March 31, 2023	December 31, 2022
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	68,904	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(8,400)	(8,750)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(780)	(859)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$375,974	$375,545
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At March 31, 2023, accrued interest on the 2029 Notes of $0.6 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The 2029 Notes will be redeemable, in whole or in part at the Company’s option at any time, and from time to time, on or after March 2, 2026 and, in the case of any partial redemption, on or before the 40th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2029 Notes unless at least $100.0 million aggregate principal amount of 2029 Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any 2029 Note for redemption will constitute a make-whole fundamental change with respect to that 2029 Note, in which case the conversion rate applicable to the conversion of that 2029 Note will be increased in certain circumstances if it is converted after it is called for redemption. If a fundamental change (as defined in the 2029 Indenture) occurs, then, except as described in the 2029 Indentures, holders may require the Company to repurchase their 2029 Notes at a cash repurchase price equal to the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the principal amount and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In addition, calling the 2029 Notes for redemption will constitute a “make-whole fundamental change."
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
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement (collectively, the "2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At March 31, 2023, accrued interest of $0.1 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt on its Consolidated Statements of Operations for the three months ended March 31, 2022, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of March 31, 2023 was $68.9 million.
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
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at March 31, 2023.
The 2025 and 2029 Notes are classified on the Company's Consolidated Balance Sheets at March 31, 2023 as long-tern convertible debt.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$2,209	$1,843
Amortization of debt issuance costs	429	337
Total interest expense for the 2025 and 2029 Notes	$2,638	$2,180
Total interest expense recognized for the three months ended March 31, 2023 was $2.9 million. Total interest expense recognized for the three months ended March 31, 2022 was $2.5 million.
NOTE 11. ACCRUED EXPENSES
Accrued expenses at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Compensation related costs	$26,839	$35,267
Research and development	24,909	26,070
Sales discounts, rebates, and allowances	11,451	13,486
Selling, general and administrative	9,064	8,791
Accrued royalties	7,218	7,755
Miscellaneous accrued expenses	6,285	4,373
Total accrued expenses	$85,766	$95,742

NOTE 12.  NET LOSS PER COMMON SHARE
Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period.
As discussed in Note 17, as part of its February 2023 underwritten public offering, the Company issued and sold pre-funded warrants to purchase 1.25 million shares of its common stock at a price to the public of $20.9999 per pre-funded warrant. The pre-funded warrants are exercisable immediately and are exercisable for one share of the Company's common stock. The exercise price of each pre-funded warrant is $0.0001 per share of common stock. Since the $0.0001 price per share represents little consideration and is non-substantive in relation to the $20.9999 price per pre-funded warrant and the $21.00 price per share of the common stock offered to the public, and as the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them, the shares underlying the warrants are therefore included in the calculation of basic net loss per common share.
The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, and shares issuable upon conversion of the 2025 Notes and 2029 Notes, are considered to be common stock equivalents and are not included in the calculation of diluted net loss per share because their effect is anti-dilutive.
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended March 31,
	2023			2022
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	68,174,099	$(86,331)	$(1.27)	63,132,841	$(75,971)	$(1.20)

The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Convertible debt	11,697,952	8,336,091
Options	10,546,780	9,864,889
Restricted stock	3,278,797	1,900,016
Total anti-dilutive shares	25,523,529	20,100,996

NOTE 13.  COMMITMENTS AND CONTINGENCIES
Commitments
Certain of the Company's contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements. As of March 31, 2023, we have commitments to purchase $36.3 million in active pharmaceutical ingredient, to be delivered in 2023, which is planned to support commercial sales of FILSPARI.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2023:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,932,422	$21.56	5.79	$24,658
Granted	1,011,250	22.35	—	—
Exercised	(148,466)	15.47	—	995
Forfeited/canceled	(70,488)	27.62	—	—
Outstanding at March 31, 2023	10,724,718	$21.68	5.95	$30,730
Vested and expected to vest at March 31, 2023	10,724,718	$21.68	5.95	$30,730
At March 31, 2023, unamortized stock compensation for stock options was $38.8 million, with a weighted-average recognition period of 2.8 years.
At March 31, 2023, outstanding options to purchase 7.4 million shares of common stock were exercisable with a weighted-average exercise price per share of $20.65.
In connection with the retirement of the Company's former Chief Financial Officer, the Board of Directors approved a modification to extend the deadline to exercise each stock option held to the earlier of three months following the last vesting date or the original expiration date of the option, and to continue vesting on the original schedule of any underlying unvested stock options and restricted stock units. The modification resulted in incremental compensation cost of $2.6 million for the three months ended March 31, 2023.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the three months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,343,709	$24.65
Granted	1,631,792	22.33
Vested	(444,020)	24.62
Forfeited/canceled	(26,180)	24.02
Unvested at March 31, 2023	3,505,301	$23.58
At March 31, 2023, unamortized stock compensation for service based restricted stock units was $73.8 million a weighted-average recognition period of 3.1 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the three months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	157,048	$25.24
Granted	66,250	22.40
Vested	—	—
Forfeited/canceled	(22,840)	24.86
Unvested at March 31, 2023	200,458	$24.34
At March 31, 2023, unamortized stock compensation for performance based restricted stock units was $2.6 million, with a weighted-average recognition period of 1.1 years.

Share-Based Compensation
The following table sets forth total share-based compensation for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$4,481	$3,168
Selling, general and administrative	9,283	5,018
Total share-based compensation	$13,764	$8,186

NOTE 15. INVENTORY
Inventory consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$3,077	$3,627
Finished goods	3,635	3,295
Total inventory	$6,712	$6,922

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $21.5 million and $16.6 million at March 31, 2023 and December 31, 2022, respectively. The total reserves for both periods were immaterial.
The Company's evaluation and accounting for credit losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

NOTE 17. EQUITY OFFERINGS
Underwritten Public Offering of Common Stock
In February 2023, the Company sold an aggregate of approximately 9.7 million shares of its common stock and pre-funded warrants to purchase 1.25 million shares of its common stock in an underwritten public offering, at a price to the public of $21.00 per share of common stock and $20.9999 per pre-funded warrant. The pre-funded warrants are exercisable immediately, subject to certain beneficial ownership limitations which can be modified by the respective holders with at least 61 days' notice, and are exercisable for one share of the Company's common stock. The exercise price of each pre-funded warrant is $0.0001 per share of common stock. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were approximately $215.8 million.
The pre-funded warrants were classified as a component of permanent stockholders' equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company's common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sale price approximated their fair value, and allocated the aggregate net proceeds from the sale proportionately to the common stock and prefunded warrants, including approximately $24.6 million allocated to the pre-funded warrants and recorded as a component of additional paid-in capital.
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million in the year ended December 31, 2022. The Company did not sell any shares under the ATM Agreement during the three months ended March 31, 2023. As of March 31, 2023, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.

NOTE 18. SUBSEQUENT EVENTS
On May 1, 2023, we announced that the pivotal Phase 3 DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan. We are continuing to analyze the data to further evaluate the potential for sparsentan as a treatment for FSGS and plan to meet with the regulators to explore a potential path to a submission for sparsentan in FSGS.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on February 23, 2023. Past operating results are not necessarily indicative of results that may occur in future periods. In addition, see the discussion under the heading “Forward-Looking Statements” immediately preceding the consolidated financial statements included under Part I of this Quarterly Report on Form 10-Q.
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

Our Pipeline and Approved Products
We have a diversified pipeline designed to address areas of high unmet need in rare kidney, liver, and metabolic diseases. We invest revenues from our commercial portfolio into our pipeline with the goal of delivering new treatments for diseases with limited or no approved therapies.
The following table summarizes the status of our clinical programs, preclinical programs and approved products, each of which is described in further detail below.

PROGRAM	THERAPEUTIC AREA	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	APPROVED
FILSPARI (sparsentan)[1]	IgAN					
Sparsentan[2]	FSGS					
CDCA[3]	CTX					
Pegtibatinase (TVT-058)[4]	HCU					
ALGS Collaboration	ALGS					
Thiola EC® and Thiola® (tiopronin)	Cystinuria					
Cholbam® (cholic acid)	Bile acid synthesis disorders (BASD) due to single enzyme defects and PBD-ZSD					
CDCA/Chenodal® (chenodiol)	Gallstones/CTX

CTX: cerebrotendinous xanthomatosis
1
On February 17, 2023, the FDA granted accelerated approval of FILSPARI™ (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a urine protein-to-creatinine ratio (UPCR) ≥1.5 gram/gram.

2	On May 1, 2023, we announced topline primary efficacy results from the pivotal Phase 3 DUPLEX Study of sparsentan, as described below.
3
CDCA is not indicated for CTX, but has received a medical necessity determination in the United States by the FDA for CTX. We are conducting a Phase 3 clinical trial to examine the safety and efficacy of CDCA (Chenodal®) for the treatment of CTX.

4	Pegtibatinase (TVT-058) is currently in a Phase 1/2 clinical study.

FILSPARI™ (sparsentan)
On February 17, 2023, the FDA granted accelerated approval of FILSPARI™ (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at UPCR ≥1.5 gram/gram. FILSPARI became commercially available in the U.S. beginning the week of February 27, 2023, and we are providing a comprehensive patient support program throughout the patient’s treatment journey.
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
FILSPARI (sparsentan) is a dual endothelin angiotensin receptor antagonist (DEARA). Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. Sparsentan has been granted Orphan Drug Designation for the treatment of IgAN in the U.S. and Europe and FILSPARI has been granted seven years of Orphan Drug Exclusivity for proteinuria in adults with primary IgAN at risk of rapid disease progression.
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
In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the "DUPLEX Study"). The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (UPCR) ≤1.5 g/g and a >40% reduction in UPCR from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). A preliminary review of the results from the interim analysis suggests that, as of the data cut-off, sparsentan has been generally well-tolerated and the overall safety results have been generally comparable between treatment groups. The confirmatory primary endpoint of the DUPLEX Study to support traditional regulatory approval is the rate of change in eGFR over 108 weeks of treatment. As of the time of the interim analyses, available long-term eGFR data for the confirmatory endpoint were limited. Consistent with the DUPLEX Study protocol, patients were continued in a blinded manner to assess the treatment effect on eGFR slope over 108 weeks in the confirmatory endpoint analysis.

In May 2021, we provided a regulatory update regarding the sparsentan FSGS program, including feedback from the FDA that additional data would be needed to potentially support a submission for accelerated approval under subpart H. We and the FDA subsequently aligned on a plan for us to provide the FDA with additional eGFR data from a 2022 data-cut to potentially support a submission for accelerated approval for FSGS. We provided the FDA with such additional eGFR data from the ongoing DUPLEX Study in the first half of 2022 and held a subsequent Type A meeting with the FDA to discuss the data and the potential for a submission for accelerated approval. Following review of the data, the FDA communicated that it did not deem such data sufficiently supportive for an accelerated approval submission, but indicated at that time that the DUPLEX Study as designed maintained the potential for traditional approval pending completion of the study.
In May 2023, we announced topline primary efficacy results from the pivotal Phase 3 DUPLEX Study of sparsentan in FSGS. At the end of the 108-week double-blind period, sparsentan was observed to have a 0.3 mL/min/1.73m2 per year (95% CI: -1.74, 2.41) favorable difference on eGFR total slope and a 0.9 mL/min/1.73m2 per year (95% CI: -1.27, 3.04) favorable difference on eGFR chronic slope compared to the active control irbesartan, which was not statistically significant. After 108 weeks of treatment, sparsentan achieved a mean reduction in proteinuria from baseline of 50%, compared to 32% for irbesartan. Although the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan, we are encouraged by topline results for the secondary endpoints on proteinuria and topline exploratory endpoints, including renal outcomes, which trended favorably for sparsentan. In addition, a preliminary review of the safety results through 108 weeks of treatment indicate sparsentan has been generally well-tolerated and the overall safety profile in the study to date has been generally consistent between treatment groups.
We are continuing to analyze the data to further evaluate the potential for sparsentan as a treatment for FSGS, and are planning to engage with regulators to explore a potential path forward for a supplemental New Drug Application (sNDA) in the U.S. Together with CSL Vifor, we also plan to engage with the EMA to determine the potential for a subsequent variation to the Conditional Marketing Authorization (CMA) of sparsentan for the treatment of FSGS, subject to a review decision on the pending application for CMA of sparsentan in IgA nephropathy. Given the high unmet need of FSGS patients, with no medicines currently approved for the condition, and the challenges associated with studying FSGS due to its heterogeneity and other attributes, we intend to pursue discussions with these regulators based on the totality of the data from the study and our clinical experience with sparsentan to date. While there is some regulatory precedent to evaluate drug candidates for potential approval despite the primary endpoint of a pivotal trial not being achieved, we are unable to predict if the regulatory agencies will be amenable to a submission based on the totality of data after not reaching statistical significance on the pre-specified primary endpoint.
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
In May 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted sales, and these or additional generic versions of either formulation could have a material adverse impact on sales. In February 2023, a generic version of Thiola EC (100 mg and 300 mg) was approved by the FDA.
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

Results of Operations
Results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022
Revenue
The following table provides information regarding net product sales (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Bile acid products	$26,105	$25,075	$1,030
Tiopronin products	21,174	21,368	(194)
FILSPARI	3,004	—	3,004
Total net product revenues	50,283	46,443	3,840
License and collaboration revenue	6,710	2,044	4,666
Total revenue	$56,993	$48,487	$8,506
Net product sales
The increase in total net product revenues for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due the launch of FILSPARI in February 2023 and an increase in net sales of our bile acid products, offset slightly by a decrease in Thiola net sales. The increase in sales of our bile acid products was driven organically, whereas the decrease in Thiola net sales was a result of generic competition.
License and collaboration revenue
The increase in license and collaboration revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a $3.3 million sale of active pharmaceutical ingredient to CSL Vifor in March 2023, at cost plus a margin, in preparation for a potential European approval and subsequent commercial launch.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Cost of goods sold - product sales	$2,088	$2,138	$(50)
Cost of goods sold - license and collaboration	3,037	—	3,037
Total cost of goods sold	5,125	2,138	2,987
Research and development	59,913	56,611	3,302
Selling, general and administrative	72,245	46,788	25,457
Change in fair value of contingent consideration	6,756	9,080	(2,324)
	$144,039	$114,617	$29,422
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.
For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, our cost of goods sold increased by $3.0 million, due primarily to the sale of active pharmaceutical ingredient to CSL Vifor.
Sales of FILSPARI primarily consisted of zero-cost inventories, which favorably impacted gross margin for related sales. Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we recognized approximately $7.5 million in research and development expenses related to the production of active pharmaceutical ingredient to support the commercial launch of FILSPARI. We expect to continue to benefit from the sale of previously expensed inventories through at least 2024.

Research and development expenses
Research and development costs include expenses related to sparsentan, pegtibatinase (TVT-058) and our other pipeline programs. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, non-cash share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery methods, manufacture drug product supplies to support clinical development, and associated overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
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
The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
External service provider costs:
Sparsentan	$21,150	$19,372	$1,778
Pegtibatinase	10,411	9,079	1,332
General and other product candidates	5,289	8,936	(3,647)
Total external service provider costs	36,850	37,387	(537)
Internal personnel costs	23,063	19,224	3,839
Total research and development	$59,913	$56,611	$3,302
For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, our research and development expenses increased by $3.3 million. Internal personnel costs to support all programs increased by $3.8 million, reflecting increased headcount along with rising labor costs driven in part by inflation. External service provider costs decreased by $0.5 million, which included a $3.6 million decrease in general research and development costs, offset by increases of $1.8 million and $1.3 million for external service provider costs associated with the development of sparsentan and pegtibatinase, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, our selling, general and administrative expenses increased by $25.5 million due to increased headcount as a result of operational growth, including rising labor costs driven in part by inflation, and commercial preparations and activity related to the U.S. launch of FILSPARI. Increases include combined employee compensation and stock compensation costs of $12.8 million, including a stock option modification that resulted in incremental compensation cost of $2.6 million, increases in commercial support expenses of $4.2 million and increases in various professional services expenses of $3.8 million.
Change in the valuation of contingent consideration
For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, the change in fair value of contingent consideration is due to the passage of time, updated revenue projections and changes in market driven discount rates, including fluctuations in treasury rates and credit spreads.
Other Income/Expenses
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Interest income	$3,646	$278	$3,368
Interest expense	(2,940)	(2,515)	(425)
Other income, net	87	26	61
Loss on extinguishment of debt	—	(7,578)	7,578
	$793	$(9,789)	$10,582

The $10.6 million change in our total other income (expense) for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, is primarily attributable to a $7.6 million loss on extinguishment of debt in connection with the partial repurchase in 2022 of the Convertible Senior Notes due 2025, along with a $3.4 million increase in interest income in 2023, which was driven by the impact of increases in short-term interest rates on our interest-bearing security investments.
Income Tax Benefit (Provision)
For the three months ended March 31, 2023, we recognized an income tax expense of $0.1 million as compared to an income tax expense of $0.1 million for the three months ended March 31, 2022.
At March 31, 2023, we had $11.5 million of unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three months ended March 31, 2023.

Liquidity and Capital Resources
We have financed our operations through a combination of borrowings, sales of our equity securities, and revenues generated from our commercialized products, including FILSPARI, Chenodal, Cholbam, Thiola and Thiola EC, along with proceeds from license and collaboration agreements. We have experienced significant growth in recent years in the number of our employees and the scope of our operations. We have expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization, including by adding additional members to our sales force in connection with the recent commercial launch of FILSPARI in the United States for IgAN. We anticipate that our expenses will continue to increase as we expand our sales and marketing infrastructure to commercialize FILSPARI and our other current approved products and any other new products for which we may obtain regulatory approval, advance the research and development of sparsentan for the treatment of IgAN and FSGS, along with the research and development for additional product candidates including pegtibatinase (TVT-058), and expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
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
We had the following balances at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cash and Cash Equivalents	$161,376	$61,688
Marketable debt securities	400,137	388,557
Accumulated Deficit	(1,100,554)	(1,014,223)
Stockholders' Equity	189,140	42,851
Net Working Capital*	$474,259	$344,274
Net Working Capital Ratio**	4.63	3.42
* Current assets less current liabilities. **Current assets divided by current liabilities.
As of March 31, 2023, we had cash and cash equivalents of $161.4 million and available-for-sale marketable debt securities of $400.1 million. Substantial sources of funds since the start of 2023, as summarized further below, include net proceeds of $215.8 million from an underwritten public offering of our common stock and pre-funded warrants to purchase our common stock.
Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the launch of FILSPARI, including purchase commitments for manufactured product. Additional sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, and certain earned and potential milestone payments associated with sparsentan in connection with our license and collaboration arrangement with CSL Vifor.
Beyond the next 12 months and over the foreseeable future, our known commitments and potential financial obligations will likely include ongoing operations funding, operating lease payments, interest payments on our outstanding debt, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, milestone and royalty payments associated with FILSPARI, pegtibatinase (TVT-058), and other developmental programs based upon the achievement of certain agreement-specific criteria, along with sales-based royalties and the repayment of principal on the outstanding 2025 Notes and 2029 Notes upon their respective maturities. Potential sources of cash over this time horizon may include net revenues from sales of our existing products and, if commercialized, our pipeline products, licensing revenue, the sale or maturity of marketable debt securities in our investment portfolio, the refinancing of all or a portion of our debt, including the 2025 Notes and 2029 Notes, on or before maturity, or the issuance of additional debt or equity. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt, including the 2025 Notes or 2029 Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. In light of global and macroeconomic conditions, including rising interest rates, liquidity concerns at, and failures of, banks and other financial institutions, and volatility in the capital markets, we may not be able to successfully conduct financing or refinancing activity on favorable terms or at all.
Collaboration and License Proceeds
License and Collaboration Agreement with CSL Vifor
On September 15, 2021, we entered into a License Agreement with CSL Vifor, pursuant to which we granted an exclusive license to CSL Vifor for the commercialization of sparsentan in the Licensed Territories. Under the terms of the License Agreement, we received an upfront payment of $55.0 million in September 2021 and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the Licensed Territories.
See Note 4 to our unaudited Consolidated Financial Statements for further discussion.
Equity Offerings
2023 Underwritten Public Offering of Common Stock
In February 2023, we sold an aggregate of approximately 9.7 million shares of our common stock and pre-funded warrants to purchase 1.25 million shares of our common stock in an underwritten public offering, at a price of $21.00 per share of common stock and $20.9999 per prefunded warrant. The pre-funded warrants are exercisable immediately, subject to certain beneficial ownership limitations which can be modified by the respective holders with at least 61 days' notice, and are exercisable for one share of our common stock. The exercise price of each pre-funded warrant is $0.0001 per share of common stock. The net proceeds to us from the offering, after deducting the underwriting discounts and offering expenses, were approximately $215.8 million.
At-the-Market Equity Offering
In February 2020, we entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under our prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under our effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million in the year ended December 31, 2022. We did not sell any shares under the ATM Agreement during the three months ended March 31, 2023. As of March 31, 2023, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.
Operating Leases
Future Minimum Rental Commitments
We have future minimum rental commitments totaling $36.7 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of the Company's contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements. As of March 31, 2023, we commitments to purchase $36.3 million in active pharmaceutical ingredient to be delivered in 2023.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through March 31, 2023, we have paid $41.4 million for contractual milestone payments under the Ligand License Agreement, which includes a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023. Upon commercialization of sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three months ended March 31, 2023, the Company capitalized $0.5 million to intangible assets for royalties owed on net sales of FILSPARI.

The license agreement will continue until neither party has any further payment obligations under the agreement and is expected to continue for up to 20 years from the effective date. Ligand may terminate the license agreement due to (i) our insolvency, (ii) our material uncured breach of the agreement, (iii) our failure to use commercially reasonable efforts to develop and commercialize sparsentan as described above or (iv) certain other conditions. We may terminate the license agreement due to a material uncured breach of the agreement by Ligand.
See Note 9 to our unaudited Consolidated Financial Statements for further discussion.
Thiola License Agreement
In 2014, we entered into a license agreement with Mission Pharmacal ("Mission"), pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. Under the terms of the license agreement, as subsequently amended, which runs through May 2029, we are obligated to pay to Mission guaranteed minimum royalties equaling the greater of $2.1 million or 20% of our Thiola net sales generated outside of the United States during each calendar year.
Acquisition of Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase (TVT-058). We acquired Orphan by purchasing all of the outstanding shares. Under the Stock Purchase Agreement ("the Agreement"), we agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted.
Stock Purchase and Collaboration Agreement with PharmaKrysto
On March 8, 2022, we entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company related to PharmaKrysto's early-stage cystinuria discovery program, and concurrently therewith entered into a Stock Purchase Agreement with PharmaKrysto (together, the "Agreements"). Pursuant to the terms of the Agreements, we acquired 5% of the outstanding common shares of PharmaKrysto and are required to purchase an additional 5% of the outstanding common shares for $1.0 million upon the occurrence of a specified pre-clinical milestone. The Agreements also require us to fund all research and development expenses for the pre-clinical activities associated with the cystinuria program, which are estimated to be approximately $5.0 million. In addition, the Agreements grant us an option to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone prior to expiration of the option on March 8, 2025. If we elect to exercise the option, we would be required to perform commercially reasonable clinical diligence obligations. In addition, we would be required to make cash milestone payments totaling up to an aggregate $16.0 million upon the achievement of certain development and regulatory milestones, plus tiered royalty payments of less than 4% on future net sales of a product, if approved. We have the right to terminate the Agreements and return the shares for a nominal price at any time upon 60 days’ notice, subject to survival of contingent obligations, if any.
See Note 6 to our unaudited Consolidated Financial Statements for further discussion.
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
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement (collectively, the "2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. On March 11, 2022, coinciding with the issuance of the 2029 Notes, we completed our repurchase of $207.1 million of aggregate principal amount of 2025 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of March 31, 2023 was $68.9 million. The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
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
•our ability to successfully commercialize FILSPARI for IgAN, to obtain full regulatory approval for, and successfully commercialize, FILSPARI for the treatment of IgAN, and to obtain regulatory approval for, and successfully commercialize, sparsentan for FSGS and our other or future product candidates;
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
Cash Flows
Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2023 was $81.1 million compared to cash used of $55.3 million for the three months ended March 31, 2022. The increase in cash used was primarily attributable to increased research and development and sales, general and administrative expenses.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2023 was $37.0 million compared to cash provided of $33.2 million for the three months ended March 31, 2022. The change was due to the increase in net purchases of marketable debt securities driven by reinvestment of proceeds from a more significant level of securities achieving maturity in the first quarter 2023 along with a $23.0 million milestone payment to Ligand (and BMS) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023.
Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2023 was $217.0 million compared to cash provided of $113.9 million for the three months ended March 31, 2022. The increase in cash provided was due to the March 2023 issuance of common stock and pre-funded warrants through an underwritten public offering that provided $215.8 million, offset by net proceeds of $95.4 million from the March 2022 issuance of the 2029 Notes and repurchase of the 2025 Notes.
Other Matters
Adoption of New Accounting Standards
See Note 2 to our unaudited Consolidated Financial Statements in this report for a discussion of adoption of new accounting standards.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited Consolidated Financial Statements in this report for a discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for information about critical accounting estimates as well as a description of our other significant accounting policies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of March 31, 2023, we had cash equivalents and marketable debt securities of approximately $561.5 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $2.7 million impact on our investments.
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
We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we enter into contracts with vendors that are located outside of the United States, which contracts are denominated in foreign currencies. We are subject to fluctuations in foreign currency rated in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.
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
As disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the following material weakness: We did not design effective controls and procedures to evaluate the accounting for a certain pre-launch inventory contract affecting the timing of recognition of research and development expense. Such material weakness did not result in a restatement of previously issued annual consolidated financial statements or interim consolidated financial statements. The material weakness has not been fully remediated as of the date of this report.
Our evaluation did not identify any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our remediation plan is underway to address the material weakness mentioned above. During the quarter ended March 31, 2023, we designed and implemented controls for the timely accounting evaluation of research and development contracts that are intended to ensure appropriate expense recognition of certain pre-launch inventory. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Consolidated Financial Statements--Note 13 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our business, as well as an investment in our common stock, is highly speculative in nature and involves a high degree of risk. Our securities should be purchased only by persons who can afford to lose their entire investment. Carefully consider the risks and uncertainties described below together with all of the other information included herein, including the financial statements and related notes, before deciding to invest in our common stock. If any of the following risks actually occur, they could adversely affect our business, prospects, financial condition and results of operations. In such event(s), the market price of our common stock could decline and result in a loss of part or all of your investment. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of our common stock. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission (SEC) on February 23, 2023.
Risks Related to the Commercialization of Our Products
Our future prospects are highly dependent upon our ability to successfully develop and execute commercialization strategies for our products, including FILSPARI, and to attain market acceptance among physicians, patients and healthcare payers.*
Our ability to generate significant product revenues and to achieve commercial success in the near-term will depend almost entirely on our ability to successfully commercialize our products in the United States, including FILSPARI (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, which was approved by the FDA in February 2023 under the FDA’s accelerated approval regulations.
As a newly-approved product for a rare disease that had no previously-approved non-immunosuppressive treatment, the successful launch and commercialization of FILSPARI is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. While we have established our commercial team and U.S. sales force, we will need to continue to train and further develop the team in order to successfully coordinate the ongoing launch and commercialization of FILSPARI in the United States. There are many factors that could cause the launch and commercialization of FILSPARI to be unsuccessful, including a number of factors that are outside our control. Because no non-immunosuppressive product has previously been approved by the FDA for the treatment of IgAN, it is difficult to estimate FILSPARI’s market potential or the time it will take to increase patient and physician awareness of FILSPARI and change current treatment paradigms. The commercial success of FILSPARI depends on the extent to which patients and physicians accept and adopt FILSPARI for IgAN patients. For example, if the addressable patient population suffering from primary IgAN is smaller than we estimate, if it proves difficult to educate physicians as to the availability and potential benefits of FILSPARI, or if physicians are unwilling to prescribe or patients are unwilling to take FILSPARI, the commercial potential of FILSPARI will be limited. We also do not know how physicians, patients and payers will respond to the pricing of FILSPARI. Physicians may not prescribe FILSPARI and patients may be unwilling to use FILSPARI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of FILSPARI. If the launch or commercialization of FILSPARI is unsuccessful or perceived as disappointing, the price of our common stock could decline significantly and long-term success of the product and our company could be harmed.
In order to operate our business and increase adoption and sales of our products, we need to continue to develop our commercial organization, including maintaining and growing a highly experienced and skilled workforce with qualified sales representatives.*
In order to successfully commercialize our products in the United States, we have built a specialized sales force. In order to successfully commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Factors that may hinder our ability to successfully market and commercially distribute our products include:
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
If we are unable to maintain an effective sales force for our products, including the recently expanded sales force for FILSPARI or any other potential future approved products, we may not be able to generate sufficient product revenue in the United States. In addition, until the commencement of our commercial launch in February 2023, no one in our sales force had promoted FILSPARI or any other medicine for the treatment of IgAN patients. We are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense our products. In addition, we must continually train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our products and any additional products we may develop or acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.
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
We face substantial generic and other competition, and our operating results will suffer if we fail to compete effectively.*
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Certain of our products, including Thiola, Chenodal and Cholbam, are subject to immediate competition from compounded and generic entrants, as the ANDA and NDA for these drug products have no remaining or current patent or non-patent exclusivity. In April 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and an additional generic option of the original formulation of Thiola (tiopronin tablets) was approved in June 2022. Additional generic versions of Thiola may be approved in the future. During the year ended December 31, 2022, we experienced a decrease in total net product revenues compared to the year ended December 31, 2021, which was due in part to competition from generic tiopronin tablets (100 mg version of the original formulation). Our future net product revenues from Thiola may be materially impacted by competition from existing or additional generic versions of Thiola. In February 2023, a generic version of Thiola EC (100 mg and 300 mg) was approved by the FDA. Our future net product revenues from Thiola EC may also be materially impacted by competition from existing or additional generic versions of Thiola or Thiola EC.
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
In October 2022, our licensor, Mission Pharmacal Company, was granted a patent covering the treatment of cystinuria by administering Thiola EC with food (US Patent No. 11,458,104, “the ‘104 patent”) and has listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Following Mission’s listing of the '104 patent in the Orange Book, and as of December 31, 2022, Mission has received three paragraph IV notice letters from three generic manufacturers notifying Mission that each has filed an ANDA seeking approval of a proposed generic version of Thiola EC (tiopronin) 100 mg and 300 mg oral tablets before expiration of the '104 patent and asserting that the '104 patent is not infringed and/or is invalid, with each such ANDA having been filed prior to the granting and listing of the ‘104 patent. The ANDA filed by Par Pharmaceutical Inc. (which had previously indicated to Mission that it may challenge the ‘104 patent through the Patent Trial and Appeal Board procedures at the United States Patent and Trademark Office), for a generic version of Thiola EC (100 mg and 300 mg) was approved by the FDA on February 24, 2023. Under our agreement with Mission, we have the right to enforce the '104 patent. We are evaluating these paragraph IV notices, and will evaluate any other paragraph IV notices received, on a case by case basis in order to determine whether to initiate patent litigation against any such generic manufacturer. There is no guarantee that the ‘104 patent will withstand any challenge at the Patent and Trademark Office or in litigation, if initiated. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome. If we determine not to pursue patent litigation or the patent is not upheld in litigation or administrative review or if a generic competitor is found not to infringe this patent, the resulting generic competition will likely negatively affect our business, financial condition and results of operations.
Healthcare reform initiatives, unfavorable pricing regulations, and changes in reimbursement practices of third-party payers or patients' access to insurance coverage could affect the pricing of and demand for our products.*
The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our current product candidates or any future product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell sparsentan, pegtibatinase (TVT-058), or any other product candidate for which we obtain marketing approval.
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
We may not be able to rely on orphan drug exclusivity for our products.*
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs, providing eligibility for orphan drug exclusivity upon regulatory approval if certain jurisdictional-specific conditions are met. For example, FILSPARI has been granted orphan drug designation for the treatment of IgAN and has been awarded seven years of orphan drug exclusivity to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram, and Cholbam was granted orphan drug designation in the United States and upon FDA approval of the marketing application in March 2015 was awarded seven years of orphan drug exclusivity, which expired in March 2022. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug designation in the United States and Europe for sparsentan for the treatment of IgAN and FSGS and for pegtibatinase for the treatment of HCU, we may not be able to maintain it in Europe and the orphan drug designation may not result in orphan drug exclusivity in the United States for FSGS or Europe if approved. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
Risks Related to the Development of our Product Candidates
Our clinical trials are expensive and time-consuming and may fail to demonstrate the safety and efficacy of our product candidates.*
Before obtaining regulatory approval for the sale of any of our current or future product candidates, we must subject these product candidates to extensive nonclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete.
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
For example, in our pivotal Phase 3 DUPLEX Study of sparsentan in FSGS, although we achieved the pre-specified interim FSGS partial remission of proteinuria endpoint after 36 weeks of treatment, the study did not achieve the primary efficacy eGFR slope endpoint over 108 weeks of treatment. While we intend to engage with the FDA to explore a potential path forward for a supplemental New Drug Application (sNDA) in the U.S. and work with our collaborator CSL Vifor to engage with the EMA to also explore a potential regulatory path forward in FSGS in Europe based on the DUPLEX data, there is no guarantee that we will be able to establish a pathway to a potential submission of sparsentan for FSGS based on the results from the DUPLEX Study, that the FDA and/or EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS. Moreover, while there is some regulatory precedent to evaluate drug candidates for potential approval despite the primary endpoint of a pivotal trial not being achieved, we are unable to predict if the regulatory agencies will be amenable to a submission based on the totality of data after not reaching statistical significance on the pre-specified primary endpoint.
In August 2021, we announced that our ongoing pivotal Phase 3 PROTECT Study of sparsentan in IgAN achieved its pre-specified primary efficacy endpoint after 36 weeks of treatment. Pursuant to the PROTECT Study protocol, patients are to continue in a blinded manner to assess the treatment effect on eGFR slope over two years in the confirmatory endpoint analyses of the study. Given that interim results from the study have been publicly announced, it is possible that we may see a higher than anticipated attrition rate in the study. To the extent that an insufficient number of patients choose to remain in the study for the full two years, it could jeopardize our ability to complete the study and submit for traditional regulatory approval for sparsentan in IgAN.
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
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful.*
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, although we observed favorable responses with the physician-initiated treatment of fosmetpantotenate in PKAN patients outside the United States, the Phase 3 FORT Study evaluating the safety and efficacy of fosmetpantotenate compared to placebo in patients with PKAN did not meet its primary endpoint, did not demonstrate a difference between treatment groups, and did not meet its secondary endpoint. Similarly, while we saw trends in favor of sparsentan in the two year confirmatory endpoint analysis in the DUPLEX Study in FSGS, the positive eGFR results from the open-label portion of the DUET study of sparsentan in FSGS were not replicated in the Phase 3 clinical trial with statistical significance. Similarly, the positive nonclinical data we have seen from pegtibatinase (TVT-058) being tested in a mouse model of homocystinuria and the positive topline results we reported in December 2021 from the ongoing Phase 1/2 clinical trial of pegtibatinase (TVT-058) may not be replicated in future studies. We cannot assure that any current or future clinical trials of sparsentan or pegtibatinase (TVT-058) will ultimately be successful.

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
Communications and/or feedback from regulatory authorities related to our current or planned future clinical trials does not guarantee any particular outcome from or timeline for regulatory review, and expedited regulatory review pathways may not actually lead to faster development or approval.*
Communications and/or feedback from regulatory authorities, including the FDA or EMA, related to our current or future clinical trials does not guarantee any particular outcome from or timeline for regulatory review for such clinical trials, and expedited regulatory review pathways may not actually lead to faster development or approval.
In 2018 we initiated the Phase 3 DUPLEX Study and the Phase 3 PROTECT Study. We initiated the DUPLEX Study and the PROTECT Study under the Subpart H pathway for potential accelerated approval in the United States, and potential conditional marketing authorization in Europe, in both jurisdictions based on change in proteinuria. Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints.
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
In May 2023, we announced that the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan. Although we are encouraged by the topline results for the secondary endpoints on proteinuria and topline exploratory endpoints, including renal outcomes, which trended favorably for sparsentan, and we are continuing to analyze the data to further evaluate the potential for sparsentan as a treatment for FSGS and plan to meet with the regulators to explore a potential path to a submission for sparsentan in FSGS, there is no guarantee that we or our collaborator CSL Vifor will be able to establish a pathway to a potential submission of sparsentan for FSGS based on the results from the DUPLEX Study, that the FDA and/or EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS. While there is some regulatory precedent to evaluate drug candidates for potential approval despite the primary endpoint of a pivotal trial not being achieved, we are unable to predict if the regulatory agencies will be amenable to a submission based on the totality of data after not reaching statistical significance on the pre-specified primary endpoint.
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
Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.*
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been executive, judicial, Congressional, and political challenges to certain aspects of the PPACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect until 2032 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
If we are unable to obtain and maintain coverage and adequate reimbursement from governments or third-party payers for any products that we may develop or if we are unable to obtain acceptable prices for those products, our prospects for generating revenue and achieving profitability will suffer.*
Our prospects for generating revenue and achieving profitability will depend heavily upon the availability of coverage and adequate reimbursement for the use of our approved product candidates from governmental and other third-party payers, both in the United States and in other markets. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a product is:
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We face potential product liability exposure far in excess of our limited insurance coverage.*
The use of any of our potential products in clinical trials, and the sale of any approved products, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10 million per occurrence and $30 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage as we obtain marketing approval for additional product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our operating results will suffer if we fail to compete effectively.*
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and drug industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell drugs. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render such potential products noncompetitive. Furthermore, competitors could enter the market with generic versions of our products. For example, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in May 2021 and a second 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in June 2022. Also, a generic option for the 100 mg and 300 mg versions of Thiola EC was approved by the FDA in late February 2023.
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
Use of third parties to manufacture our products and product candidates may increase the risk that we will not have sufficient quantities of our product and product candidates or such quantities at an acceptable cost, and clinical development and commercialization of our product and product candidates could be delayed, prevented or impaired.*
We do not own or operate manufacturing facilities for clinical or commercial production of our products or product candidates. We have limited personnel with experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We outsource all manufacturing and packaging of our nonclinical, clinical, and commercial products to third parties. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production and in maintaining required quality control. These problems include difficulties with production costs and yields and quality control, including stability of the product candidate.
We intend to rely on third-party manufacturers for the long-term commercial supply of FILSPARI and for our development stage product candidates. We expect the manufacturers of each product or product candidate to, at least initially and potentially for a significant period of time, be single source suppliers to us. Reliance on third-party manufacturers entails risks to which we may not be subject if we manufactured our product candidates or products ourselves, including:
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
Risks Related to Our Business
Our limited operating history makes it difficult to evaluate our future prospects, and our profitability in the future is uncertain.*
We face the problems, expenses, difficulties, complications and delays, many of which are beyond our control, associated with any business in its early stages and have a limited operating history on which an evaluation of our prospects can be made. Such prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a business in a new industry, characterized by a number of market entrants and intense competition, and in the shift from development to commercialization of new products based on innovative technologies.
We have experienced significant growth over the past five years in the number of our employees and the scope of our operations. We have expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. We have also expanded our operations in connection with the commercial launch of FILSPARI in the United States, including by adding additional members to our sales force, and expect to continue to hire additional staff in the coming months. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, continue to recruit and train additional qualified personnel, and successfully integrate such expanded operations into our existing business. To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical, commercial and management personnel, and we face significant competition for experienced personnel.
Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, including in connection with the ongoing commercial launch of FILSPARI in the United States. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.
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
We depend on a highly experienced and skilled workforce to grow and operate our business. If we are unable to attract, retain and engage our employees, we may not be able to grow effectively.*
The execution of our strategic objectives and future success will depend upon our continued ability to identify, hire, develop, motivate and retain a highly qualified workforce. We depend on contributions from our employees, and, in particular, our senior management team, to execute efficiently and effectively. Our success further depends on our ability to attract, retain and motivate highly skilled mid-level and senior managers as well as team members at various levels in the scientific, development, medical and commercial areas of the business, particularly as we hire additional personnel in connection with ongoing commercial launch of FILSPARI in the United States.
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
We will likely experience fluctuations in operating results and could incur substantial losses.*
We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and nonclinical development activities. We anticipate that our expenses will continue to increase as we:
•continue the ongoing portion of the Phase 3 trial of FILSPARI for the treatment of IgAN to the confirmatory endpoint and through the open-label extension period;
•continue the open label portions of DUET and DUPLEX;
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

We may need substantial funding and may be unable to raise capital when needed.*
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct later-stage clinical trials of our product candidates. In addition, in connection with the commercial launch of FILSPARI in the United States, we have begun to incur significant commercialization expenses and expect to continue to incur significant commercialization expenses for FILSPARI and any other future approved products, including for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. Our expenses have and may continue to increase as a result of increasing inflation in the United States and abroad. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. General market conditions, including increases in interest rates and stock price volatility, actual or anticipated bank failures, and ongoing issues arising from COVID-19, Russia's invasion of Ukraine and global geopolitical tensions, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all.
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
•our ability to successfully commercialize FILSPARI in adult patients with IgAN, and to obtain regulatory approval for and successfully commercialize our other or future product candidates;
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
The market price for shares of our common stock may be volatile and purchasers of our common stock could incur substantial losses.*
The price of our stock is likely to be volatile. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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

•general economic, industry and market conditions, including the impacts thereon of inflation and rising interest rates, actual or anticipated bank failures, COVID-19, Russia's invasion of Ukraine and global geopolitical tensions;
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

We may become involved in litigation matters, which could result in substantial costs, divert management's attention and otherwise have a material adverse effect on our business, operating results or financial condition.*
From time to time we may become involved in certain litigation matters, including those described in Note 13 of the Consolidated Financial Statements included in this report. Although we intend to vigorously defend our interests in each matter, there is no guarantee that we will be successful and we may have to pay damages awards or otherwise may enter into settlement arrangements in connection with such matters. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if we are successful in defending our interests in each matter, litigation with respect to such matters could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and may limit our commercial success.*
We are subject to significant ongoing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the manufacture, quality control, labeling, packaging, safety surveillance, adverse event reporting, storage and recordkeeping for our products are subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with any of our products, a regulatory agency may impose restrictions on our products, our contract manufacturers or us. If we, our products and product candidates, or the manufacturing facilities for our products and product candidates fail to comply with applicable regulatory requirements, a regulatory agency, including the FDA, may send enforcement letters, mandate labeling changes, suspend or withdraw regulatory approval, suspend any ongoing clinical trials, refuse to approve pending applications or supplements filed by us, suspend or impose restrictions on manufacturing operations, request a recall of, seize or detain a product, seek criminal prosecution or an injunction, or impose civil or criminal penalties or monetary fines. In such instances, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits.
We are also subject to regulation by national, regional, state and local agencies, including but not limited to the FDA, the Centers for Medicare & Medicaid Services ("CMS"), Department of Justice, the Federal Trade Commission, the HHS Office of Inspector General and other regulatory bodies. The FDC Act, Social Security Act, Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including nonclinical testing, clinical research, approval, production, labeling, sale, distribution, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government health care programs. Our manufacturing partners are subject to many of the same requirements.
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
The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the PPACA includes a number of provisions aimed at strengthening the government’s ability to pursue Anti-Kickback and False Claims Act cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the federal False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and public reporting of certain payments and transfers of value by certain pharmaceutical manufacturers to physicians and teaching hospitals nationwide. We anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of further government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In February 2021, we entered into a limited co-promotion arrangement with Albireo Pharma, Inc. ("Albireo"), providing for our Cholbam dedicated sales representatives to dedicate a portion of their efforts to promoting Albireo's product, Bylvay (odevixibat), in the United States following approval. In July 2021, Albireo announced that the U.S. Food & Drug Administration ("FDA") has approved Bylvay (odevixibat) for the treatment of pruritus in patients with Progressive Familial Intrahepatic Cholestasis ("PFIC"). The limited co-promotion agreement terminated in July 2022, in accordance with our mutual agreement with Albireo to terminate the agreement upon the one-year anniversary of the July 2021 launch. Nonetheless, if our activities in connection with promoting these products violated or were perceived to have violated any applicable regulatory requirements, we could become subject to investigations, litigation, and/or penalties as described above, and reputational harm, any of which could have a material adverse effect on our business.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful and could result in a material disruption of our programs and operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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
Effective January 1, 2022, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years of research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, in future years we may experience a material decrease in our cash flows from operations and an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States and our overall net operating loss position.
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.
Under current law, our federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2022, we had federal NOLs of $90.2 million. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced an ownership change in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
We have identified a material weakness in our internal control over financial reporting, and our financial controls and procedures may not in the future be sufficient to ensure timely and reliable reporting of financial information, which could, if not remediated, result in a material misstatement in our financial statements and could adversely affect our future results of operations and our stock price.*
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As disclosed under Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, there was a material weakness in our internal control over financial reporting as of December 31, 2022 because we did not design effective controls and procedures to evaluate the accounting for a certain pre-launch inventory contract affecting the timing of recognition of research and development expense.

As a result of the material weakness, we added controls for the timely accounting evaluation of research and development contracts that are intended to ensure appropriate expense recognition of certain pre-launch inventory. We do not believe that any of our remedial controls have been fully implemented or operated for a sufficient period of time or number of occurrences to allow for sufficient testing to determine the controls’ operating effectiveness. If we are unable to remediate this material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses and negatively impact the price of our common stock. In addition, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.
Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
We maintain our cash at financial institutions, often in balances that exceed federally insured limits.*
We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. As noted above, the FDIC recently took control of SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
Risks Related to our Indebtedness and Investments
Our indebtedness could adversely affect our financial condition.*
As of March 31, 2023, we had approximately $385 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.

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
The global credit and financial markets have experienced extreme volatility and disruptions, including as a result of inflation and rising interest rates, bank failures, COVID-19, Russia's invasion of Ukraine and global geopolitical tension, and may experience disruptions in the future. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2023).
10.1†	The Company’s 2023 Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2023).
10.2†	Employment Agreement, effective January 1, 2022, between the Company and Jula Inrig, M.D.
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2023	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer