Form 10-Q
period 2023-06-30
Travere Therapeutics, Inc.
filed 2023-08-03
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of August 1, 2023 was 75,010,865.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended June 30, 2023

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
•We might not successfully complete the sale of our bile acid product portfolio for the treatment of rare liver diseases when expected, or at all.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$70,874	$61,688
Marketable debt securities, at fair value	420,463	388,557
Accounts receivable, net	20,397	16,646
Inventory, net	18,765	6,922
Prepaid expenses and other current assets	11,556	12,624
Total current assets	542,055	486,437
Property and equipment, net	8,570	9,049
Operating lease right of use assets	19,559	21,000
Intangible assets, net	154,456	145,038
Other assets	11,789	11,061
Total assets	$736,429	$672,585
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,915	$17,290
Accrued expenses	88,749	95,742
Deferred revenue, current portion	10,244	11,976
Business combination-related contingent consideration, current portion	6,900	7,000
Operating lease liabilities, current portion	4,663	4,433
Other current liabilities	5,240	5,722
Total current liabilities	135,711	142,163
Convertible debt	376,403	375,545
Deferred revenue, less current portion	6,788	10,931
Business combination-related contingent consideration, less current portion	67,200	64,200
Operating lease liabilities, less current portion	25,106	27,510
Other non-current liabilities	8,736	9,385
Total liabilities	619,944	629,734
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 74,971,807, and 64,290,570 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	1,306,517	1,059,975
Accumulated deficit	(1,186,184)	(1,014,223)
Accumulated other comprehensive loss	(3,855)	(2,907)
Total stockholders' equity	116,485	42,851
Total liabilities and stockholders' equity	$736,429	$672,585
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net product sales	$57,012	$50,950	$107,295	$97,393
License and collaboration revenue	2,685	3,217	9,395	5,261
Total revenue	59,697	54,167	116,690	102,654
Operating expenses:
Cost of goods sold	1,990	2,051	7,115	4,189
Research and development	69,411	59,681	129,324	116,292
Selling, general and administrative	74,037	52,979	146,282	99,767
Change in fair value of contingent consideration	1,840	4,907	8,596	13,987
Total operating expenses	147,278	119,618	291,317	234,235
Operating loss	(87,581)	(65,451)	(174,627)	(131,581)
Other income (expenses), net:
Interest income	5,128	782	8,774	1,060
Interest expense	(2,911)	(2,972)	(5,851)	(5,487)
Other (expense) income, net	(201)	662	(114)	688
Loss on extinguishment of debt	—	—	—	(7,578)
Total other income (expense), net	2,016	(1,528)	2,809	(11,317)
Loss before income tax provision	(85,565)	(66,979)	(171,818)	(142,898)
Income tax provision	(65)	(53)	(143)	(105)
Net loss	$(85,630)	$(67,032)	$(171,961)	$(143,003)

Basic and diluted net loss per common share	$(1.13)	$(1.05)	$(2.38)	$(2.26)
Basic and diluted weighted average common shares outstanding	76,001,801	63,638,385	72,109,573	63,387,009
Comprehensive loss:
Net loss	$(85,630)	$(67,032)	$(171,961)	$(143,003)
Foreign currency translation (loss) gain	(170)	1,416	(736)	1,487
Unrealized loss on marketable debt securities	(1,509)	(803)	(212)	(2,007)
Comprehensive loss	$(87,309)	$(66,419)	$(172,909)	$(143,523)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2023						Three Months Ended June 30, 2022
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - March 31	74,586,806	$7	$1,291,863	$(2,176)	$(1,100,554)	$189,140	63,510,277	$6	$1,021,542	$(1,695)	$(811,712)	$208,141
Share based compensation	—	—	11,172	—	—	11,172	—	—	12,352	—	—	12,352
Issuance of common stock under the equity incentive plan and proceeds from exercise	228,461	—	793	—	—	793	250,598	—	824	—	—	824
Employee stock purchase program purchase and expense	156,540	—	2,689	—	—	2,689	77,175	—	1,815	—	—	1,815
Foreign currency translation adjustments	—	—	—	(170)	—	(170)	—	—	—	1,416	—	1,416
Unrealized loss on marketable debt securities	—	—	—	(1,509)	—	(1,509)	—	—	—	(803)	—	(803)
Net loss	—	—	—	—	(85,630)	(85,630)	—	—	—	—	(67,032)	(67,032)
Balance - June 30	74,971,807	$7	$1,306,517	$(3,855)	$(1,186,184)	$116,485	63,838,050	$6	$1,036,533	$(1,082)	$(878,744)	$156,713
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(unaudited, in thousands, except share amounts)

	Six Months Ended June 30, 2023						Six Months Ended June 30, 2022
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	64,290,570	$6	$1,059,975	$(2,907)	$(1,014,223)	$42,851	62,491,498	$6	$1,068,634	$(562)	$(765,966)	$302,112
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—		—	—	—	—	—	(74,945)	—	30,225	(44,720)
Share based compensation	—	—	24,497	—	—	24,497	—	—	20,287	—	—	20,287
Issuance of common stock under the equity incentive plan and proceeds from exercise	820,947	—	3,089	—	—	3,089	567,777	—	947	—	—	947
Employee stock purchase program purchase and expense	156,540	—	3,128	—	—	3,128	77,175	—	2,065	—	—	2,065
Equity offering, net of issuance costs of $12.6 million	9,703,750	1	191,198	—	—	191,199	—	—	—	—	—	—
Issuance of pre-funded common stock warrants, net of issuance costs of $1.6 million	—	—	24,630	—	—	24,630	—	—	—	—	—	—
Issuance of common stock under At-The-Market offering, net of issuance costs of $0.6 million	—	—	—	—	—	—	701,600	—	19,545	—	—	19,545
Foreign currency translation adjustments	—	—	—	(736)	—	(736)	—	—	—	1,487	—	1,487
Unrealized loss on marketable debt securities	—	—	—	(212)	—	(212)	—	—	—	(2,007)	—	(2,007)
Net loss	—	—	—	—	(171,961)	(171,961)	—	—	—	—	(143,003)	(143,003)
Balance - June 30	74,971,807	$7	$1,306,517	$(3,855)	$(1,186,184)	$116,485	63,838,050	$6	$1,036,533	$(1,082)	$(878,744)	$156,713
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(171,961)	$(143,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,449	15,200
Share based compensation	25,368	20,823
Change in estimated fair value of contingent consideration	8,596	13,987
Payments from change in fair value of contingent consideration	(4,890)	(4,247)
Amortization of (discounts) premiums on investments	(3,329)	895
Loss on extinguishment of debt	—	7,578
Other	1,367	3,980
Changes in operating assets and liabilities:
Accounts receivable	(3,735)	(777)
Inventory	(13,022)	(2,060)
Prepaid expenses and other current and non-current assets	933	(2,336)
Change in lease assets and liabilities, net	(492)	(492)
Accounts payable	2,512	(2,917)
Accrued expenses	(7,904)	9,070
Deferred revenue, current and non-current	(6,823)	(5,700)
Other current and non-current liabilities	(483)	(2,127)
Net cash used in operating activities	(150,414)	(92,126)
Cash Flows From Investing Activities:
Proceeds from the sale/maturity of marketable debt securities	196,871	217,325
Purchase of marketable debt securities	(225,660)	(206,529)
Purchase of intangible assets	(31,170)	(16,579)
Other	(633)	(148)
Net cash used in by investing activities	(60,592)	(5,931)
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(1,050)	(1,050)
Payment of business combination-related contingent consideration	(863)	(1,271)
Proceeds from issuances of 2029 convertible senior notes	—	316,250
Payment of debt issuance costs	—	(9,882)
Repurchase of 2025 convertible senior notes including premium	—	(211,324)
Proceeds from the issuance of common stock, net of issuance costs	191,198	—
Proceeds from the issuance of pre-funded warrants, net of issuance costs	24,630	—
Proceeds from exercise of stock options	3,089	947
Proceeds from issuances under the employee stock purchase plan	2,258	1,529
Proceeds from the issuance of common stock in At-the-Market equity offering, net of issuance costs	—	19,545
Net cash provided by financing activities	219,262	114,744
Effect of exchange rate changes on cash	930	(2,681)
Net increase in cash and cash equivalents	9,186	14,006
Cash and cash equivalents, beginning of year	61,688	165,753
Cash and cash equivalents, end of period	$70,874	$179,759
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
FILSPARI™ (sparsentan)
On February 17, 2023, the U.S. Food and Drug Administration (the "FDA") granted accelerated approval of FILSPARI™ (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at UPCR ≥1.5 gram/gram. FILSPARI, a once-daily, oral medication is designed to selectively target two critical pathways (endothelin 1 and angiotensin-II) in the disease progression of IgAN.
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
Pegtibatinase (TVT-058) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union. Pegtibatinase is currently being evaluated in the Phase 1/2 COMPOSE Study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. In May 2023, the Company announced positive topline results from cohort 6 in the Phase 1/2 COMPOSE Study. The Company acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
Chenodal (chenodeoxycholic acid or CDCA) is a naturally occurring bile acid that is approved for the treatment of people with radiolucent stones in the gallbladder. In September 2022, the Company was granted Fast Track Designation by the FDA for the investigation of Chenodal for cerebrotendinous xanthomatosis (CTX). In January 2020, the Company randomized the first patients in its Phase 3 RESTORE Study to evaluate the effects of Chenodal in adult and pediatric patients with CTX, and the study enrollment remains open. The pivotal study is intended to support an NDA submission for marketing authorization of Chenodal for CTX in the United States. In July 2023, the Company entered into an Asset Purchase Agreement to sell substantially all of the Company’s assets that are primarily related to the Company’s business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam. See Note 18.
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

Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory. Cost of goods sold also includes the cost of goods sold under the Company's license and collaboration agreements, which currently consists of the sale of active pharmaceutical ingredients to the Company's collaboration partner, at cost plus a margin.
The following table summarizes cost of goods sold for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold - product sales	$1,983	$2,051	$4,071	$4,189
Cost of goods sold - license and collaboration	7	—	3,044	—
Total cost of goods sold	$1,990	$2,051	$7,115	$4,189
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
Sales of FILSPARI for the three and six months ended June 30, 2023 primarily consisted of zero-cost inventories, which favorably impacted gross margin for related sales. Prior to the February 2023 FDA approval of FILSPARI (sparsentan), the Company recognized approximately $7.5 million in research and development expenses related to the production of active pharmaceutical ingredients to support the commercial launch of FILSPARI. Had these costs been included, total cost of goods sold would have increased by less than $0.1 million and by approximately $0.1 million for the three and six months ended June 30, 2023, respectively. The Company expects to continue to benefit from the sale of previously expensed inventories through at least 2024.
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

Intangible Assets with Cost Accumulation Model
In 2014, the Company entered into a license agreement with Mission Pharmacal in which the Company obtained the exclusive right to license the trademark of Thiola. The acquisition of the Thiola license qualified as an asset acquisition under the principles of ASC 805, Business Combinations ("ASC 805") in effect at the time of acquisition. The license agreement requires the Company to make royalty payments based on net sales of Thiola. The liability for royalties in excess of the annual contractual minimum is recognized in the period in which the royalties become probable and estimable, which is typically in the period corresponding with the respective sales. The Company records an offsetting increase to the cost basis of the asset under the cost accumulation model ("Thiola Intangible"). The additional cost basis is subsequently amortized over the remaining useful life.
In the second quarter of 2023, the Company reduced the estimated useful life of the Thiola Intangible to better reflect the pattern of projected future cash flows, resulting in incremental expense of $3.7 million for the three and six months ended June 30, 2023, recorded in selling, general, and administrative. The change in estimated useful life has been accounted for as a change in accounting estimate and the remaining carrying amounts of the Thiola Intangible will be amortized prospectively over the new useful life.
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at June 30, 2023 as such royalties are not yet probable and estimable.
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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the six months ended June 30, 2023 and 2022, adjustments to net product revenue related to performance obligations satisfied in previous periods, were immaterial.
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
The following table summarizes net product sales for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Bile acid products	$27,501	$25,534	$53,606	$50,609
Tiopronin products	26,050	25,416	47,224	46,784
FILSPARI	3,461	—	6,465	—
Total net product sales	$57,012	$50,950	$107,295	$97,393

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
For the three months ended June 30, 2023, the Company recognized $2.7 million in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs. For the six months ended June 30, 2023, the Company recognized $9.4 million in license and collaboration revenue, which consisted of $3.3 million from the sale of active pharmaceutical ingredients to CSL Vifor at cost plus a margin, and $6.1 million for clinical development activities, based upon the ratio of costs incurred to total estimated costs. For the three and six months ended June 30, 2022, the Company recognized $3.2 million and $5.3 million, respectively, in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of June 30, 2023 was $17.0 million. Of this amount, $10.2 million was classified as current as of June 30, 2023, based upon amounts expected to be realized within the next year.

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of June 30, 2023 and December 31, 2022 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Marketable debt securities:
Commercial paper	$97,201	$123,647
Corporate debt securities	235,631	224,055
Securities of government sponsored entities	87,631	40,855
Total available-for-sale marketable debt securities	$420,463	$388,557

The following is a summary of short-term marketable debt securities classified as available-for-sale as of June 30, 2023 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$97,362	$—	$(161)	$97,201
Corporate debt securities	Less than 1	97,682	8	(847)	96,843
Securities of government-sponsored entities	Less than 1	37,294	—	(229)	37,065
Total maturity less than 1 year		232,338	8	(1,237)	231,109
Corporate debt securities	1 to 2	140,014	33	(1,259)	138,788
Securities of government-sponsored entities	1 to 2	51,277	—	(711)	50,566
Total maturity 1 to 2 years		191,291	33	(1,970)	189,354
Total available-for-sale marketable debt securities		$423,629	$41	$(3,207)	$420,463
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2022 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$124,301	$2	$(656)	$123,647
Corporate debt securities	Less than 1	155,841	—	(1,355)	154,486
Securities of government-sponsored entities	Less than 1	7,473	—	(80)	7,393
Total maturity less than 1 year		287,615	2	(2,091)	285,526
Corporate debt securities	1 to 2	70,195	33	(659)	69,569
Securities of government-sponsored entities	1 to 2	33,702	6	(246)	33,462
Total maturity 1 to 2 years		103,897	39	(905)	103,031
Total available-for-sale securities		$391,512	$41	$(2,996)	$388,557
During the six months ended June 30, 2023, investment activity for the Company included $196.9 million in maturities and $225.7 million in purchases, all relating to debt-based marketable securities. During the six months ended June 30, 2022, investment activity for the Company included $217.3 million in maturities and $206.5 million in purchases, all relating to debt-based marketable securities. As of June 30, 2023 and December 31, 2022, the accrued interest receivable related to the Company's marketable debt securities was $2.5 million and $1.9 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of June 30, 2023 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$97,201	$161	$—	$—	$97,201	$161
Corporate debt securities	168,000	1,680	43,621	426	211,621	2,106
Securities of government-sponsored entities	86,632	936	999	4	87,631	940
Total	$351,833	$2,777	$44,620	$430	$396,453	$3,207

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
As of June 30, 2023 and December 31, 2022, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $399.7 million and $363.7 million, respectively.
As of June 30, 2023 and December 31, 2022, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The increase in unrealized losses for the six months ended June 30, 2023 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

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
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The consolidated assets and liabilities as of June 30, 2023 and December 31, 2022 were immaterial. The results of operations were not significant for the three and six months ended June 30, 2023 and 2022. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit or assets of the Company.

NOTE 7.  LEASES
As of June 30, 2023, the Company had two operating leases, including one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
Following is a schedule of the future minimum rental commitments for the Company's operating leases reconciled to the lease liability and ROU asset as of June 30, 2023 (in thousands):

June 30, 2023
2023 (remaining six months)	$3,174
2024	6,501
2025	6,673
2026	6,889
2027	7,064
Thereafter	4,781
Total undiscounted future minimum payments	35,082
Present value discount	(5,313)
Total lease liability	29,769
Unamortized lease incentives	(5,083)
Cash payments in excess of straight-line lease expense	(5,127)
Total ROU asset	$19,559

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term in years	5.2	5.7
Weighted-average discount rate	6.48%	6.48%
For the three and six months ended June 30, 2023, the Company recorded $1.2 million and $2.5 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances. For the three and six months ended June 30, 2022, the Company recorded $1.3 million and $2.5 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of June 30, 2023, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $65.4 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $284.9 million. As of December 31, 2022, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $62.9 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $283.0 million. The fair values were estimated utilizing market quotations and are considered Level 2.

The following table presents the Company’s assets and liabilities, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2023 (in thousands):

	As of June 30, 2023
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$70,874	$70,874	$—	$—
Marketable debt securities, available-for-sale	420,463	—	420,463	—
Total	$491,337	$70,874	$420,463	$—
Liabilities:
Business combination-related contingent consideration	$74,100	$—	$—	$74,100
Total	$74,100	$—	$—	$74,100
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
Discount rates used to determine the fair value at June 30, 2023 and December 31, 2022 are as follows:

	Revenue Discount		Payment Discount
	Cholbam	Chenodal
June 30, 2023	7.50%	7.50%	6.90%
December 31, 2022	7.75%	8.00%	8.10%
Based on the fair value hierarchy, the Company classified the fair value measurement of contingent consideration within Level 3 because valuation inputs are based on projected revenues discounted to a present value.
The following table sets forth a summary of changes in the estimated fair value of the Company's Level 3 business combination-related contingent consideration for the six months ended June 30, 2023 and 2022 (in thousands):

	Fair Value Measurements of Acquisition-Related Contingent Consideration (Level 3)
	2023	2022
Balance at January 1	$71,200	$67,100
Changes in the fair value of contingent consideration	8,596	13,987
Contractual payments disbursed	(2,756)	(2,685)
Contractual payments included in accrued liabilities at June 30	(2,940)	(2,702)
Balance at June 30	$74,100	$75,700

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. In March 2023, the Company capitalized a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) that was triggered upon the accelerated approval of FILSPARI in February 2023. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and BMS) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three and six months ended June 30, 2023, the Company capitalized $0.5 million and $1.0 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI. The cost of the $23.0 million milestone payment and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033.
The following table sets forth amortizable intangible assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Finite-lived intangible assets	$334,685	$302,935
Less: accumulated amortization	(181,165)	(158,833)
Net carrying value	$153,520	$144,102
As of June 30, 2023 and December 31, 2022, the Company had goodwill of $0.9 million.
The following table summarizes amortization expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,420	$1,625	$4,814	$1,911
Selling, general and administrative	10,925	5,946	17,518	12,216
Total amortization expense	$13,345	$7,571	$22,332	$14,127

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	June 30, 2023	December 31, 2022
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	68,904	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(8,050)	(8,750)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(701)	(859)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$376,403	$375,545
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At June 30, 2023, accrued interest on the 2029 Notes of $2.4 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At June 30, 2023, accrued interest of $0.5 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt on its Consolidated Statements of Operations for the six months ended June 30, 2022, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of June 30, 2023 was $68.9 million.
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
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at June 30, 2023.
The 2025 and 2029 Notes are classified on the Company's Consolidated Balance Sheets at June 30, 2023 as long-tern convertible debt.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$2,210	$2,210	$4,419	$4,053
Amortization of debt issuance costs	429	429	858	766
Total interest expense for the 2025 and 2029 Notes	$2,639	$2,639	$5,277	$4,819
Total interest expense recognized for the three and six months ended June 30, 2023 was $2.9 million and $5.9 million, respectively. Total interest expense recognized for the three and six months ended June 30, 2022 was $3.0 million and $5.5 million, respectively.

NOTE 11. ACCRUED EXPENSES
Accrued expenses at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Research and development	$28,254	$26,070
Compensation related costs	21,489	35,267
Sales discounts, rebates, and allowances	14,376	13,486
Selling, general and administrative	11,252	8,791
Accrued royalties	8,467	7,755
Miscellaneous accrued expenses	4,911	4,373
Total accrued expenses	$88,749	$95,742

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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended June 30,
	2023			2022
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	76,001,801	$(85,630)	$(1.13)	63,638,385	$(67,032)	$(1.05)

	Six Months Ended June 30,
	2023			2022
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	72,109,573	$(171,961)	$(2.38)	63,387,009	$(143,003)	$(2.26)
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Convertible debt	11,697,952	11,697,952	11,697,952	10,026,309
Options	10,719,869	10,313,152	10,633,802	10,090,259
Restricted stock	3,626,814	2,160,842	3,453,767	2,031,149
Total anti-dilutive shares	26,044,635	24,171,946	25,785,521	22,147,717

NOTE 13.  COMMITMENTS AND CONTINGENCIES
Commitments
Certain of the Company's contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements. As of June 30, 2023, we have commitments to purchase $22.1 million in active pharmaceutical ingredients, to be delivered in 2023, which is planned to support commercial sales of FILSPARI.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2023:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,932,422	$21.56	5.79	$24,658
Granted	1,157,750	21.69	—	—
Exercised	(211,663)	14.59	—	1,341
Forfeited/canceled	(292,208)	25.72	—	—
Outstanding at June 30, 2023	10,586,301	$21.60	5.82	$3,677
Vested and expected to vest at June 30, 2023	10,586,301	$21.60	5.82	$3,677
At June 30, 2023, unamortized stock compensation for stock options was $35.0 million, with a weighted-average recognition period of 2.6 years.
At June 30, 2023, outstanding options to purchase 7.5 million shares of common stock were exercisable with a weighted-average exercise price per share of $20.71.
In connection with the retirement of the Company's former Chief Financial Officer, the Board of Directors approved a modification to extend the deadline to exercise each stock option held to the earlier of three months following the last vesting date or the original expiration date of the option, and to continue vesting on the original schedule of any underlying unvested stock options and restricted stock units. The modification resulted in incremental compensation cost of $2.6 million for the three and six months ended June 30, 2023.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the six months ended June 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,343,709	$24.65
Granted	1,773,692	21.97
Vested	(609,284)	23.33
Forfeited/canceled	(117,837)	23.83
Unvested at June 30, 2023	3,390,280	$23.52
At June 30, 2023, unamortized stock compensation for service based restricted stock units was $67.8 million, with a weighted-average recognition period of 3.0 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the six months ended June 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	157,048	$25.24
Granted	66,250	22.40
Vested	—	—
Forfeited/canceled	(22,840)	24.86
Unvested at June 30, 2023	200,458	$24.34
At June 30, 2023, unamortized stock compensation for performance based restricted stock units was $2.0 million, with a weighted-average recognition period of 0.9 years.

Share-Based Compensation
The following table sets forth total share-based compensation for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$4,615	$3,684	$9,096	$6,852
Selling, general and administrative	6,988	8,953	16,271	13,971
Total share-based compensation	$11,603	$12,637	$25,367	$20,823

NOTE 15. INVENTORY
Inventory consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$14,652	$3,627
Finished goods	4,113	3,295
Total inventory	$18,765	$6,922

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $20.4 million and $16.6 million at June 30, 2023 and December 31, 2022, respectively. The total reserves for both periods were immaterial.
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million in the year ended December 31, 2022. The Company did not sell any shares under the ATM Agreement during the six months ended June 30, 2023. As of June 30, 2023, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.

NOTE 18. SUBSEQUENT EVENTS
On July 16, 2023, the Company executed an Asset Purchase Agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc., a Delaware corporation (“Mirum”). Subject to the terms and conditions of the Purchase Agreement, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (the “Asset Purchase”), Mirum will purchase from the Company substantially all of the assets that are primarily related to the Company’s business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”) for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the Purchase Agreement, of up to $445.0 million in cash, with $210.0 million due at the Closing and up to $235.0 million after the Closing, upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products (the “Milestone Events”).
Mirum has agreed to use certain specified resources and efforts during stipulated time-periods to obtain regulatory approval and to cause the Milestone Events to be achieved. The Company and Mirum have also entered into a transition services agreement pursuant to which the Company has agreed to perform certain services for a period of time following the Closing, with respect to Mirum’s use and operation of the assets purchased in the Asset Purchase.
The Company and Mirum are permitted under certain circumstances to terminate the Agreement, including in the event that the Closing has not occurred by October 16, 2023, which period will be automatically extended to April 16, 2024 if any condition remaining to be satisfied relates to regulatory approval.

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

4	In May 2023, the Company announced positive topline results from cohort 6 in the Phase 1/2 COMPOSE Study of pegtibatinase in HCU.

FILSPARI™ (sparsentan)
On February 17, 2023, the U.S. Food and Drug Administration (the "FDA") granted accelerated approval of FILSPARI™ (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at UPCR ≥1.5 gram/gram. FILSPARI became commercially available in the U.S. beginning the week of February 27, 2023, and we are providing a comprehensive patient support program throughout the patient’s treatment journey.
This indication is granted under accelerated approval based on reduction in proteinuria. It has not been established whether FILSPARI slows kidney function decline in patients with IgAN. The continued approval of FILSPARI may be contingent upon confirmation of a clinical benefit in the ongoing Phase 3 PROTECT Study, which is designed to demonstrate whether FILSPARI slows kidney function decline. Topline results from the two-year confirmatory endpoints in the PROTECT Study are expected in late third quarter or early fourth quarter of 2023 and are intended to support traditional approval of FILSPARI.
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
In August 2022, we and Vifor (International) Ltd. ("CSL Vifor"), with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, announced that the European Medicines Agency (the "EMA") had accepted for review the conditional marketing authorization application of sparsentan for the treatment of IgAN in Europe. We anticipate a review opinion by the Committee for Medicinal Products for Human Use (the "CHMP") around the end of 2023.
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
In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the "DUPLEX Study"). The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (UPCR) ≤1.5 g/g and a >40% reduction in UPCR from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). Following engagement with the FDA on the interim proteinuria analysis and a subsequent eGFR datacut, we elected to forego the previously planned submission for accelerated approval and pursue a potential traditional approval upon completion of the DUPLEX Study.
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
Following positive results from the first five cohorts of the ongoing Phase 1/2 COMPOSE Study, we evaluated pegtibatinase in the sixth cohort of the COMPOSE Study to further inform our pivotal development program to ultimately support potential approval of pegtibatinase for the treatment of HCU. The additional cohort was initiated to inform and refine formulation work for future development and commercial purposes and to further evaluate the dose response curve for pegtibatinase. In May 2023, we announced positive topline results from the sixth cohort of the Phase 1/2 COMPOSE Study. In this cohort, five patients were randomized in a blinded fashion to receive 2.5 mg/kg of lyophilized pegtibatinase or placebo twice weekly (BIW), with four patients assigned to the treatment group. In this highest dose cohort to date, treatment with pegtibatinase resulted in rapid and sustained reductions in total homocysteine (tHcy), with a 67.1% mean relative reduction in tHcy from baseline, as well as maintenance of mean tHcy below the clinically meaningful threshold of 100 μmol, over weeks 6 to 12. To date in the study, pegtibatinase has been generally well-tolerated, with no discontinuations due to treatment-related adverse events.
We are preparing for the potential initiation of a pivotal Phase 3 clinical trial of pegtibatinase in patients with HCU by the end of 2023, subject to communications and feedback from the FDA and associated program assessments.
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
Sale of Assets Related to Cholbam (cholic acid) and Chenodal (chenodiol)
In July 2023, we executed an Asset Purchase Agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc., a Delaware corporation (“Mirum”). Subject to the terms and conditions of the Purchase Agreement, at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (the “Asset Purchase”), Mirum will purchase from us substantially all of the assets that are primarily related to our business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”) for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the Purchase Agreement, of up to $445.0 million in cash, with $210.0 million due at the Closing and up to $235.0 million after the Closing, upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products (the “Milestone Events”).
We and Mirum are permitted under certain circumstances to terminate the Agreement, including in the event that the Closing has not occurred by October 16, 2023, which period will be automatically extended to April 16, 2024 if any condition remaining to be satisfied relates to regulatory approval.
We are in the process of evaluating the accounting impact, including any potential gain from the sale of assets, on the consolidated financial statements. We expect the Closing to occur in the third quarter of 2023.

Results of Operations
Results of operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Revenue
The following table provides information regarding net product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Bile acid products	$27,501	$25,534	$1,967	$53,606	$50,609	$2,997
Tiopronin products	26,050	25,416	634	47,224	46,784	440
FILSPARI	3,461	—	3,461	6,465	—	6,465
Total net product revenues	57,012	50,950	6,062	107,295	97,393	9,902
License and collaboration revenue	2,685	3,217	(532)	9,395	5,261	4,134
Total revenue	$59,697	$54,167	$5,530	$116,690	$102,654	$14,036
Net product sales
The increase in total net product revenues for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due the launch of FILSPARI in February 2023 and continued organic growth of our legacy products.
License and collaboration revenue
The increase in license and collaboration revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a $3.3 million sale of active pharmaceutical ingredients to CSL Vifor in March 2023, at cost plus a margin, in preparation for a potential European approval and subsequent commercial launch.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Cost of goods sold - product sales	$1,983	$2,051	$(68)	$4,071	$4,189	$(118)
Cost of goods sold - license and collaboration	7	—	7	3,044	—	3,044
Total cost of goods sold	1,990	2,051	(61)	7,115	4,189	2,926
Research and development	69,411	59,681	9,730	129,324	116,292	13,032
Selling, general and administrative	74,037	52,979	21,058	146,282	99,767	46,515
Change in fair value of contingent consideration	1,840	4,907	(3,067)	8,596	13,987	(5,391)
	$147,278	$119,618	$27,660	$291,317	$234,235	$57,082
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.
For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, our cost of goods sold - product sales decreased by $0.1 million and $0.1 million, respectively, due to higher inventory reserves recognized in the comparative period, offset by increased sales and higher FDA fees recognized in 2023.
For the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, our cost of goods sold - license and collaboration increased by $3.0 million due primarily to the sale of active pharmaceutical ingredients to CSL Vifor.
Sales of FILSPARI primarily consisted of zero-cost inventories, which favorably impacted gross margin for related sales. Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we recognized approximately $7.5 million in research and development expenses related to the production of active pharmaceutical ingredients to support the commercial launch of FILSPARI. Had these costs been included, total cost of goods sold would have increased by less than $0.1 million and by approximately $0.1 million for the three and six months ended June 30, 2023, respectively. We expect to continue to benefit from the sale of previously expensed inventories through at least 2024.

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
The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
External service provider costs:
Sparsentan	$22,036	$25,354	$(3,318)	$43,186	$44,726	$(1,540)
Pegtibatinase	18,260	9,197	9,063	28,671	18,275	10,396
General and other product candidates	7,511	5,909	1,602	12,800	14,845	(2,045)
Total external service provider costs	47,807	40,460	7,347	84,657	77,846	6,811
Internal personnel costs	21,604	19,221	2,383	44,667	38,446	6,221
Total research and development	$69,411	$59,681	$9,730	$129,324	$116,292	$13,032
For the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, our research and development expenses increased by $9.7 million and $13.0 million, respectively. Internal personnel costs to support all programs increased by $2.4 million and $6.2 million, respectively, reflecting increased headcount along with rising labor costs driven in part by inflation. External service provider costs increased by $7.3 million and $6.8 million, respectively, which was largely driven by increases in investment as we prepare for the potential Phase 3 development program for pegtibatinase, slightly offset by a decrease in costs associated with the development of sparsentan as its Phase 3 programs advance towards completion.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, our selling, general and administrative expenses increased by $21.1 million and $46.5 million, respectively, due to increased headcount as a result of operational growth, including rising labor costs driven in part by inflation, as well as commercial preparations and activity related to the U.S. launch of FILSPARI, such as the full staffing of the dedicated sales force. Increases include combined employee compensation and stock compensation costs of $3.8 million and $16.6 million, respectively, increases in commercial support expenses of $9.1 million and $13.8 million, respectively, and increases in various professional services expenses of $2.1 million and $6.0 million, respectively. A change in the estimated useful life of the Thiola intangible asset and the accelerated amortization recognized in connection with the change contributed to a $3.7 million increase in expense for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. The three and six months ended June 30, 2023 also includes amortization of intangible assets derived from the milestone payment made in connection with the February 2023 accelerated approval of FILSPARI and royalties owed on net sales of FILSPARI.
Change in the valuation of contingent consideration
For the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, the change in fair value of contingent consideration is due to the passage of time, updated revenue projections and changes in market driven discount rates, including fluctuations in treasury rates and credit spreads.

Other Income/Expenses
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Interest income	$5,128	$782	$4,346	$8,774	$1,060	$7,714
Interest expense	(2,911)	(2,972)	61	(5,851)	(5,487)	(364)
Other (expense) income, net	(201)	662	(863)	(114)	688	(802)
Loss on extinguishment of debt	—	—	—	—	(7,578)	7,578
	$2,016	$(1,528)	$3,544	$2,809	$(11,317)	$14,126
The $3.5 million change in our total other income (expense) for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, is primarily attributable to a $4.3 million increase in interest income in 2023, which was due to increases in short-term interest rates on our interest-bearing security investments. The $14.1 million change in our total other income (expense) for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, is primarily attributable to a $7.7 million increase in interest income in 2023, which was due to increases in short-term interest rates on our interest-bearing security investments, and the $7.6 million loss on extinguishment of debt that was recognized in 2022 in connection with the partial repurchase of the Convertible Senior Notes due 2025.
Income Tax Benefit (Provision)
At June 30, 2023, we had $11.5 million of unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three and six months ended June 30, 2023.

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
We had the following balances at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Cash and Cash Equivalents	$70,874	$61,688
Marketable debt securities	420,463	388,557
Accumulated Deficit	(1,186,184)	(1,014,223)
Stockholders' Equity	116,485	42,851
Net Working Capital*	$406,344	$344,274
Net Working Capital Ratio**	3.99	3.42
* Current assets less current liabilities. **Current assets divided by current liabilities.
As of June 30, 2023, we had cash and cash equivalents of $70.9 million and available-for-sale marketable debt securities of $420.5 million. Substantial sources of funds since the start of 2023, as summarized further below, include net proceeds of $215.8 million from an underwritten public offering of our common stock and pre-funded warrants to purchase our common stock.

Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the launch of FILSPARI, including purchase commitments for manufactured product. Sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, and certain earned and potential milestone payments associated with sparsentan in connection with our license and collaboration arrangement with CSL Vifor. Subject to the Closing of the Asset Purchase pursuant to the Asset Purchase Agreement entered into with Mirum in July 2023, we will receive $210.0 million due at the Closing, with the Closing expected to occur in the third quarter of 2023.
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
At-the-Market Equity Offering
In February 2020, we entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under our prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under our effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million in the year ended December 31, 2022. We did not sell any shares under the ATM Agreement during the six months ended June 30, 2023. As of June 30, 2023, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.
Operating Leases
Future Minimum Rental Commitments
As of June 30, 2023, we have future minimum rental commitments totaling $35.1 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.

Purchase Commitments
Manufactured Product
Certain of the Company's contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements. As of June 30, 2023, we have commitments to purchase $22.1 million in active pharmaceutical ingredients to be delivered in 2023.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through June 30, 2023, we have paid $41.4 million for contractual milestone payments under the Ligand License Agreement, which includes a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023. Upon commercialization of sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three and six months ended June 30, 2023, we capitalized $0.5 million and $1.0 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI.
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

Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement (collectively, the "2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. On March 11, 2022, coinciding with the issuance of the 2029 Notes, we completed our repurchase of $207.1 million of aggregate principal amount of 2025 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of June 30, 2023 was $68.9 million. The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
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
•increases or decreases in revenue from our marketed products, including decreases in revenue resulting from generic entrants or health epidemics or pandemics;
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
Cash Flows
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2023 was $150.4 million compared to cash used of $92.1 million for the six months ended June 30, 2022. The increase in cash used was primarily attributable to increased research and development and sales, general and administrative expenses.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2023 was $60.6 million compared to cash used of $5.9 million for the six months ended June 30, 2022. The change was due to the increase in net purchases of marketable debt securities along with a $23.0 million milestone payment to Ligand (and BMS) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2023 was $219.3 million compared to cash provided of $114.7 million for the six months ended June 30, 2022. The increase in cash provided was due to the March 2023 issuance of common stock and pre-funded warrants through an underwritten public offering that provided $215.8 million, offset by net proceeds of $95.4 million from the March 2022 issuance of the 2029 Notes and repurchase of the 2025 Notes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of June 30, 2023, we had cash equivalents and marketable debt securities of approximately $491.3 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $2.9 million impact on our investments.
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
Our evaluation did not identify any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our remediation plan is underway to address the material weakness mentioned above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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
In October 2022, our licensor, Mission Pharmacal Company, was granted a patent covering the treatment of cystinuria by administering Thiola EC with food (US Patent No. 11,458,104, “the ‘104 patent”) and has listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the "Orange Book"). Following Mission’s listing of the '104 patent in the Orange Book, and as of December 31, 2022, Mission has received three paragraph IV notice letters from three generic manufacturers notifying Mission that each has filed an ANDA seeking approval of a proposed generic version of Thiola EC (tiopronin) 100 mg and 300 mg oral tablets before expiration of the '104 patent and asserting that the '104 patent is not infringed and/or is invalid, with each such ANDA having been filed prior to the granting and listing of the ‘104 patent. The ANDA filed by Par Pharmaceutical Inc. (which had previously indicated to Mission that it may challenge the ‘104 patent through the Patent Trial and Appeal Board procedures at the United States Patent and Trademark Office), for a generic version of Thiola EC (100 mg and 300 mg) was approved by the FDA on February 24, 2023. Under our agreement with Mission, we have the right to enforce the '104 patent. We are evaluating these paragraph IV notices, and will evaluate any other paragraph IV notices received, on a case by case basis in order to determine whether to initiate patent litigation against any such generic manufacturer. There is no guarantee that the ‘104 patent will withstand any challenge at the Patent and Trademark Office or in litigation, if initiated. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome. If we determine not to pursue patent litigation or the patent is not upheld in litigation or administrative review or if a generic competitor is found not to infringe this patent, the resulting generic competition will likely negatively affect our business, financial condition and results of operations.
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
We may not be able to rely on orphan drug exclusivity for our products.*
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs, providing eligibility for orphan drug exclusivity upon regulatory approval if certain jurisdictional-specific conditions are met. For example, FILSPARI has been granted orphan drug designation for the treatment of IgAN and has been awarded seven years of orphan drug exclusivity to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a urinary protein-to-creatinine ration ("UPCR") ≥1.5 gram/gram, and Cholbam was granted orphan drug designation in the United States and upon FDA approval of the marketing application in March 2015 was awarded seven years of orphan drug exclusivity, which expired in March 2022. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug designation in the United States and Europe for sparsentan for the treatment of IgAN and FSGS and for pegtibatinase for the treatment of HCU, we may not be able to maintain it in Europe and the orphan drug designation may not result in orphan drug exclusivity in the United States for FSGS or Europe if approved. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
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
For example, in our pivotal Phase 3 DUPLEX Study of sparsentan in FSGS, although we achieved the pre-specified interim FSGS partial remission of proteinuria endpoint after 36 weeks of treatment, the study did not achieve the primary efficacy eGFR slope endpoint over 108 weeks of treatment. While we intend to engage with the FDA to explore a potential path forward for a supplemental New Drug Application ("sNDA") in the U.S. and work with our collaborator CSL Vifor to engage with the European Medicines Agency ("EMA") to also explore a potential regulatory path forward in FSGS in Europe based on the DUPLEX data, there is no guarantee that we will be able to establish a pathway to a potential submission of sparsentan for FSGS based on the results from the DUPLEX Study, that the FDA and/or EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS. Moreover, while there is some regulatory precedent to evaluate drug candidates for potential approval despite the primary endpoint of a pivotal trial not being achieved, we are unable to predict if the regulatory agencies will be amenable to a submission based on the totality of data after not reaching statistical significance on the pre-specified primary endpoint.
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
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful.*
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, although we observed favorable responses with the physician-initiated treatment of fosmetpantotenate in PKAN patients outside the United States, the Phase 3 FORT Study evaluating the safety and efficacy of fosmetpantotenate compared to placebo in patients with PKAN did not meet its primary endpoint, did not demonstrate a difference between treatment groups, and did not meet its secondary endpoint. Similarly, while we saw trends in favor of sparsentan in the two year confirmatory endpoint analysis in the DUPLEX Study in FSGS, the positive eGFR results from the open-label portion of the DUET study of sparsentan in FSGS were not replicated in the Phase 3 clinical trial with statistical significance. Similarly, the positive nonclinical data we have seen from pegtibatinase (TVT-058) being tested in a mouse model of homocystinuria and the positive topline results we reported in December 2021 and May 2023 from the ongoing Phase 1/2 clinical trial of pegtibatinase (TVT-058) may not be replicated in future studies. We cannot assure that any current or future clinical trials of sparsentan or pegtibatinase (TVT-058) will ultimately be successful.
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
In February 2023, the FDA granted accelerated approval to FILSPARI (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram. As a post marketing requirement, we must complete the PROTECT Study and fulfill other post-marketing requirements. The EMA has accepted for review the conditional marketing authorization application of sparsentan for the treatment of IgAN in Europe, and a review decision is expected in the second half of 2023.
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
We expect that the EMA’s determination as to whether the sufficiency of the data from the PROTECT Study supports a conditional marketing authorization in Europe will be made during the application review process based on the totality of the data, including eGFR data available for review from the relevant studies. There can be no assurance that the EMA will deem our achievement of any interim endpoint or measurement in the PROTECT Study to be sufficient to grant conditional marketing authorization for sparsentan for the treatment of IgAN, or that our timelines will not be delayed notwithstanding the availability of an expedited regulatory review pathway.
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
For products we develop based on a new chemical entity not previously approved by the FDA, we expect that in addition to the protection afforded by our patent filings that we will be able to obtain five years regulatory exclusivity via the provisions of the Food, Drug, and Cosmetic Act ("FDC Act") and possibly seven years regulatory exclusivity via the orphan drug provisions of the FDC Act. In the case of sparsentan, the periods of regulatory exclusivity may, if certain conditions are satisfied, be extended by six months on the basis of pediatric exclusivity, thereby resulting in exclusivity periods of 5.5 years and 7.5 years, respectively. In addition, we may be able to obtain up to five years patent term extension (to compensate for regulatory approval delay) for one patent covering such a product for its FDA-approved use. Such a patent, like the periods of regulatory exclusivity, also may be extended by a further six months on the basis of pediatric exclusivity if certain conditions are satisfied.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Health epidemics or pandemics could materially adversely affect our business, results of operations and financial condition.*
A health epidemic or pandemic poses the risk that we or our clinical trial subjects, employees, contractors, collaborators, suppliers and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders or shutdowns that have been or may be requested or mandated by governmental authorities, or that our or their ability to conduct operations will be negatively impacted by staffing shortages while employees quarantine as a result of exposure to or transmission of the virus. In addition, a health epidemic or pandemic could impact personnel at third-party manufacturing facilities in the United States and other countries, including China, or the availability or cost of materials, which could potentially disrupt the supply chain for our commercial products, our product candidates or the comparator products in our ongoing clinical trials.
The timelines and conduct of our ongoing clinical trials previously have been affected by COVID-19 and we may experience similar delays or interruptions due to COVID-19 or other health epidemics or pandemics in the future. For example, in 2020 we experienced a reduction in the rates of patient enrollment in our ongoing clinical trials as a result of the COVID-19 pandemic. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business, which could adversely impact our business and operating results.
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
We might not successfully complete the sale of our bile acid product portfolio for the treatment of rare liver diseases when expected, or at all.*
On July 16, 2023, we entered into a definitive asset purchase agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. (“Mirum”), pursuant to which we have agreed to sell to Mirum, subject to the terms of the Purchase Agreement and subject to the closing of the transaction, substantially all of our assets that are primarily related to our business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam) (the “Products”). A portion of the consideration for the sale is in the form of milestone payments that will only be payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Products (the “Milestone Events”). The closing of the transaction is subject to customary closing conditions, including but not limited to regulatory approval. Although we anticipate the transaction closing in the third quarter of 2023, there can be no assurance that the transaction will be consummated when expected, or at all. Failure to complete the transaction could negatively impact us in various ways, including but not limited to a negative impact on our financial condition and anticipated cash runway, and it could negatively impact our efforts regarding our other products and pipeline as part of our overall business strategy. In connection with the proposed transaction, we also face risks related to the effect of the announcement or pendency of the sale on our relationships with customers, suppliers, distributors and other business partners; risks relating to potential diversion of management attention away from our ongoing business operations; and the possibility that any or all of the Milestone Events might not be achieved and that any or all of the consideration tied to the achievement of the Milestone Events might not be received. The realization of any of the above risks could have an adverse impact on our business and operating results.
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

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. In addition, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices, and afford California residents certain privacy rights related to their personal data. The CCPA allows for administrative fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), operative on January 1, 2023, expanded the CCPA's requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CCPA (as amended) . Other states have enacted comprehensive data privacy laws, including Virginia and Colorado, both of which differ from the CPRA and became effective in 2023. Additional data privacy and security legislation has been proposed at the federal, state, and local levels in recent years. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, such laws could increase our potential liability, increase compliance costs, or adversely affect our business.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, the EU GDPR imposes significant and complex burdens on processing personal data, particularly for processing “special category personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our conduct of clinical trials and is of interest to relevant regulators. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, or 4% of annual global revenue, whichever is greater. Further, under the EU GDPR, individuals may initiate litigation related to processing of their personal data, as well as consumer protection organizations authorized at law to represent data subjects' interests.
In addition, privacy advocates and industry groups around the world have proposed, and may propose, standards with which we are legally or contractually bound to comply, or may become subject to in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Additionally, we publish privacy policies, marketing materials and other statements, such as compliance with certain certifications, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border transfer laws, which could make it more difficult to transfer information across jurisdictions or prevent us from conducting business in certain countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe. Inability to import personal data from Europe to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with CROs, service providers, contractors and other companies that are subject to such cross-border data transfer or localization laws; the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including proceedings against us by governmental entities or others. If we or any of our partners fail to comply or are perceived to have failed to comply with applicable obligations, we or they could be subject to a range of regulatory actions, litigation (including class actions), or mass arbitration demands that could affect our or our partners' ability to commercialize our products and conduct necessary research and development, and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any threatened or actual government enforcement action or litigation could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Compliance with applicable federal, state, and foreign laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include significant criminal fines, civil monetary penalties, administrative penalties, disgorgement, exclusion from participation in federal health care programs, individual imprisonment, injunctions, recall or seizure of products, total or partial suspension of production, reputational harm, administrative burdens, interruption or cessation of clinical trials, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings, and the curtailment or restructuring of our operations, and other sanctions. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our operations such as clinical trials; harm to our reputation; loss of revenue or profits; loss of sales and other adverse consequences.*
In the ordinary course of our business, we and our third-party service providers may process proprietary, confidential, and sensitive data, including personal data (such as health-related data and data related to our clinical trials), intellectual property, and trade secrets (collectively, sensitive information).
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists", organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war in Ukraine, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services. We and the third parties upon which we rely may be subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Additionally, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to provide certain products, including active pharmaceutical ingredients, to operate our business, including in China. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. We may share or receive sensitive information with or from third parties.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
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
The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the United Kingdom, result in restrictions or imposition of taxes and duties for importing our product candidates into the United Kingdom, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the United Kingdom.*
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020 and has been in effect since January 1, 2022.
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
Risks Related to our Indebtedness and Investments
Our indebtedness could adversely affect our financial condition.*
As of June 30, 2023, we had approximately $385 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2023.

Item 6.  Exhibits
(a) Exhibits

3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G, filed with the SEC on October 28, 2010).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.6	Certificate of Amendment of Bylaws of the Company, effective June 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2021).
10.1†	The Company’s 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2023.
10.2*	Asset Purchase Agreement, dated January 10, 2015, by and between the Company and Asklepion Pharmaceuticals, LLC.
10.3*†
Asset Purchase Agreement, dated July 16, 2023, by and between Mirum Therapeutics, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 17, 2023).

31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

*	Certain confidential information contained in this Exhibit, marked in brackets, has been omitted, because it is both not material and of the type of information that the registrant treats as private or confidential.
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2023	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric M. Dube
		Name:	Eric M. Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer