Form 10-Q
period 2023-09-30
Travere Therapeutics, Inc.
filed 2023-11-07
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of November 3, 2023 was 75,145,831.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended September 30, 2023

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
•We might not receive some or all of the potential milestone payments from the sale of our bile acid product portfolio for the treatment of rare liver diseases.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$144,244	$61,688
Marketable debt securities, at fair value	490,399	388,557
Accounts receivable, net	14,570	16,646
Inventory	20,773	4,523
Prepaid expenses and other current assets	16,244	12,033
Current assets of discontinued operations	—	2,990
Total current assets	686,230	486,437
Property and equipment, net	7,996	9,049
Operating lease right of use assets	18,806	21,000
Intangible assets, net	106,903	97,073
Other assets	12,915	10,684
Non-current assets of discontinued operations	—	48,342
Total assets	$832,850	$672,585
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,736	$17,290
Accrued expenses	95,712	95,742
Deferred revenue, current portion	8,959	11,976
Operating lease liabilities, current portion	4,782	4,433
Other current liabilities	5,244	5,722
Current liabilities of discontinued operations	—	7,000
Total current liabilities	139,433	142,163
Convertible debt	376,833	375,545
Deferred revenue, less current portion	4,574	10,931
Operating lease liabilities, less current portion	23,863	27,510
Other non-current liabilities	8,381	9,385
Non-current liabilities of discontinued operations	—	64,200
Total liabilities	553,084	629,734
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 75,111,517, and 64,290,570 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	1,318,861	1,059,975
Accumulated deficit	(1,035,449)	(1,014,223)
Accumulated other comprehensive loss	(3,653)	(2,907)
Total stockholders' equity	279,766	42,851
Total liabilities and stockholders' equity	$832,850	$672,585
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net product sales	$33,932	$25,369	$87,621	$72,154
License and collaboration revenue	3,163	2,706	12,558	7,967
Total revenue	37,095	28,075	100,179	80,121
Operating expenses:
Cost of goods sold	1,289	1,114	6,886	3,552
Research and development	60,590	57,145	185,244	169,246
Selling, general and administrative	67,801	52,420	201,954	140,434
Total operating expenses	129,680	110,679	394,084	313,232
Operating loss	(92,585)	(82,604)	(293,905)	(233,111)
Other income (expenses), net:
Interest income	5,842	2,101	14,616	3,161
Interest expense	(2,821)	(2,829)	(8,513)	(8,156)
Other income (expense), net	335	(586)	220	102
Loss on extinguishment of debt	—	—	—	(7,578)
Total other income (expense), net	3,356	(1,314)	6,323	(12,471)
Loss from continuing operations before income tax provision	(89,229)	(83,918)	(287,582)	(245,582)
Income tax provision on continuing operations	(12)	(145)	(155)	(250)
Loss from continuing operations, net of tax	(89,241)	(84,063)	(287,737)	(245,832)
Income from discontinued operations, net of tax	239,976	14,407	266,511	33,173
Net income (loss)	$150,735	$(69,656)	$(21,226)	$(212,659)

Per share data
Basic and diluted:
Net loss from continuing operations	$(1.17)	$(1.31)	$(3.91)	$(3.86)
Net income from discontinued operations	3.14	0.22	3.62	0.52
Net income (loss) per common share	$1.97	$(1.09)	$(0.29)	$(3.34)
Weighted average common shares outstanding	76,305,603	64,033,759	73,523,620	63,604,962
Comprehensive income (loss):
Net income (loss)	$150,735	$(69,656)	$(21,226)	$(212,659)
Foreign currency translation gain (loss)	8	2,596	(728)	4,083
Unrealized gain (loss) on marketable debt securities	194	(1,211)	(18)	(3,218)
Comprehensive income (loss)	$150,937	$(68,271)	$(21,972)	$(211,794)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2023						Three Months Ended September 30, 2022
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - June 30	74,971,807	$7	$1,306,517	$(3,855)	$(1,186,184)	$116,485	63,838,050	$6	$1,036,533	$(1,082)	$(878,744)	$156,713
Share based compensation	—	—	11,775	—	—	11,775	—	—	8,464	—	—	8,464
Issuance of common stock under the equity incentive plan and proceeds from exercise	139,710	—	151	—	—	151	312,460	—	3,408	—	—	3,408
Employee stock purchase program purchase and expense	—	—	418	—	—	418	—	—	362	—	—	362
Foreign currency translation adjustments	—	—	—	8	—	8	—	—	—	2,596	—	2,596
Unrealized gain (loss) on marketable debt securities	—	—	—	194	—	194	—	—	—	(1,211)	—	(1,211)
Net income (loss)	—	—	—	—	150,735	150,735	—	—	—	—	(69,656)	(69,656)
Balance - September 30	75,111,517	$7	$1,318,861	$(3,653)	$(1,035,449)	$279,766	64,150,510	$6	$1,048,767	$303	$(948,400)	$100,676
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(unaudited, in thousands, except share amounts)

	Nine Months Ended September 30, 2023						Nine Months Ended September 30, 2022
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	64,290,570	$6	$1,059,975	$(2,907)	$(1,014,223)	$42,851	62,491,498	$6	$1,068,634	$(562)	$(765,966)	$302,112
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—		—	—	—	—	—	(74,945)	—	30,225	(44,720)
Share based compensation	—	—	36,273	—	—	36,273	—	—	28,751	—	—	28,751
Issuance of common stock under the equity incentive plan and proceeds from exercise	960,657	—	3,240	—	—	3,240	880,237	—	4,354	—	—	4,354
Employee stock purchase program purchase and expense	156,540	—	3,545	—	—	3,545	77,175	—	2,428	—	—	2,428
Equity offering, net of issuance costs of $12.6 million	9,703,750	1	191,198	—	—	191,199	—	—	—	—	—	—
Issuance of pre-funded common stock warrants, net of issuance costs of $1.6 million	—	—	24,630	—	—	24,630	—	—	—	—	—	—
Issuance of common stock under At-The-Market offering, net of issuance costs of $0.6 million	—	—	—	—	—	—	701,600	—	19,545	—	—	19,545
Foreign currency translation adjustments	—	—	—	(728)	—	(728)	—	—	—	4,083	—	4,083
Unrealized loss on marketable debt securities	—	—	—	(18)	—	(18)	—	—	—	(3,218)	—	(3,218)
Net loss	—	—	—	—	(21,226)	(21,226)	—	—	—	—	(212,659)	(212,659)
Balance - September 30	75,111,517	$7	$1,318,861	$(3,653)	$(1,035,449)	$279,766	64,150,510	$6	$1,048,767	$303	$(948,400)	$100,676
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(21,226)	$(212,659)
Net income from discontinued operations	266,511	33,173
Net loss from continuing operations	(287,737)	(245,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,042	14,407
Share based compensation	36,102	28,846
Amortization of (discounts) premiums on investments	(5,181)	323
Loss on extinguishment of debt	—	7,578
Other	(634)	5,377
Changes in operating assets and liabilities:
Accounts receivable	(3,295)	4,944
Inventory	(17,027)	(1,247)
Prepaid expenses and other current and non-current assets	(4,402)	(2,593)
Change in lease assets and liabilities, net	(738)	(738)
Accounts payable	7,468	(198)
Accrued expenses	(3,903)	16,008
Deferred revenue, current and non-current	(10,200)	(8,898)
Other current and non-current liabilities	(479)	(2,119)
Net cash used in operating activities - continuing operations	(260,984)	(184,142)
Net cash provided by operating activities - discontinued operations	51,436	52,491
Net cash used in operating activities	(209,548)	(131,651)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	284,575	329,612
Purchase of marketable debt securities	(381,294)	(301,104)
Purchase of fixed assets	(643)	(161)
Purchase of intangible assets	(36,086)	(24,199)
Net cash (used in) provided by investing activities - continuing operations	(133,448)	4,148
Net cash provided by investing activities - discontinued operations	206,174	—
Net cash provided by investing activities	72,726	4,148
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(1,575)	(1,575)
Proceeds from issuances of 2029 convertible senior notes	—	316,250
Payment of debt issuance costs	—	(9,882)
Repurchase of 2025 convertible senior notes including premium	—	(211,324)
Proceeds from the issuance of common stock, net of issuance costs	191,198	—
Proceeds from the issuance of pre-funded warrants, net of issuance costs	24,630	—
Proceeds from exercise of stock options	3,240	4,354
Proceeds from issuances under the employee stock purchase plan	2,258	1,529
Proceeds from the issuance of common stock in At-the-Market equity offering, net of issuance costs	—	19,545
Net cash provided by financing activities - continuing operations	219,751	118,897
Net cash used in financing activities - discontinued operations	(1,123)	(1,875)
Net cash provided by financing activities	218,628	117,022
Effect of exchange rate changes on cash	750	(3,935)
Net increase in cash and cash equivalents	82,556	(14,416)
Cash and cash equivalents, beginning of year	61,688	165,753
Cash and cash equivalents, end of period	$144,244	$151,337
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  DESCRIPTION OF BUSINESS
Organization and Description of Business
Travere Therapeutics, Inc. (“we”, “our”, “us”, “Travere” and the “Company”) refers to Travere Therapeutics, Inc., a Delaware corporation, as well as its subsidiaries. Travere is a fully integrated biopharmaceutical company headquartered in San Diego, California focused on identifying, developing and delivering life-changing therapies to people living with rare kidney and metabolic diseases. The Company regularly evaluates and, where appropriate, acts on opportunities to expand its product pipeline through licenses and acquisitions of products in areas that will serve patients with serious unmet medical need and that the Company believes offer attractive growth characteristics.
Discontinued Operations - Sale of Bile Acid Product Portfolio
On July 16, 2023, Travere entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. ("Mirum Pharmaceuticals" or “Mirum”), pursuant to which Mirum agreed to purchase from Travere substantially all of the assets primarily related to Travere’s business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”), collectively, the "bile acid business". On August 31, 2023, the Company and Mirum consummated the transactions contemplated by the Purchase Agreement (the “Closing”). In connection with the Closing, Mirum paid Travere an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, after the Closing, Travere is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products. The Company has reflected the bile acid business as a discontinued operation in the unaudited Consolidated Financial Statements for all periods presented. See Note 18 for further discussion.
Unless otherwise noted, amounts and disclosures throughout the Notes to the unaudited Consolidated Financial Statements relate to the Company's continuing operations.
Approved Products:
FILSPARI® (sparsentan)
On February 17, 2023, the U.S. Food and Drug Administration (the "FDA") granted accelerated approval of FILSPARI® (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at UPCR ≥1.5 gram/gram. FILSPARI, a once-daily, oral medication is designed to selectively target two critical pathways (endothelin 1 and angiotensin-II) in the disease progression of IgAN.
Thiola® and Thiola EC® (tiopronin tablets)
Thiola® and Thiola EC® (tiopronin tablets) are approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.
Clinical-Stage Programs:
The continued approval of FILSPARI for IgAN may be contingent upon confirmation of a clinical benefit in the Company's Phase 3 clinical trial of sparsentan for the treatment of IgAN (the "PROTECT Study"). Topline results from the two-year confirmatory endpoints in the PROTECT Study were reported in September 2023 and are intended to support traditional approval of FILSPARI.
Sparsentan remains a novel investigational product candidate which has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerosis (FSGS) in the U.S. and Europe. The double-blind portion of the Phase 3 study of sparsentan for FSGS has recently concluded and, following release of the top-line data from the study which showed that the study did not meet its primary endpoint, the Company is conducting further analyses of the data and is engaging with regulators to explore a potential path forward toward a potential regulatory submission in FSGS.
Pegtibatinase (TVT-058) is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union. Pegtibatinase is currently being evaluated in the Phase 1/2 COMPOSE Study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. In May 2023, the Company announced positive topline results from cohort 6 in the Phase 1/2 COMPOSE Study. The Company is preparing for the potential initiation of a pivotal Phase 3 clinical trial of pegtibatinase in patients with HCU by the end of 2023, subject to communications and feedback from the FDA and associated program assessments. The Company acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
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
The following table summarizes cost of goods sold for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold - product sales	$1,289	$1,114	$3,842	$3,552
Cost of goods sold - license and collaboration	—	—	3,044	—
Total cost of goods sold	$1,289	$1,114	$6,886	$3,552
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
Sales of FILSPARI for the three and nine months ended September 30, 2023 primarily consisted of zero-cost inventories, which favorably impacted gross margin for related sales. Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), the Company recognized approximately $7.5 million in research and development expenses related to the production of active pharmaceutical ingredients to support the commercial launch of FILSPARI. The impact to cost of goods sold from product sales had these costs been included in cost of sales was immaterial for the three and nine months ended September 30, 2023, respectively. The Company expects to continue to benefit from the sale of previously expensed inventories through at least 2024.
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
In addition to ongoing non-clinical support trials, the Company currently has one Phase 1/2 clinical trial, two ongoing Phase 3 clinical trials, and is in the process of study start up activities for a third Phase 3 clinical trial. As such, clinical trial expenses will vary depending on all the factors set forth above and may fluctuate significantly from quarter to quarter.

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
In the second quarter of 2023, the Company reduced the estimated useful life of the Thiola Intangible to better reflect the pattern of projected future cash flows, resulting in incremental expense of $7.4 million for the nine months ended September 30, 2023, recorded in selling, general, and administrative. The change in estimated useful life has been accounted for as a change in accounting estimate and the remaining carrying amounts of the Thiola Intangible will be amortized prospectively over the new useful life.
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at September 30, 2023 as such royalties are not yet probable and estimable.
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
Discontinued Operations
Discontinued operations is presented when there is a disposal of a component or a group of components that in the Company's judgement represents a strategic shift that will have a major effect on the Company's operations and financial results. Results of operations for discontinued operations is aggregated into a single line item in the unaudited Consolidated Statements of Operations for all periods presented. General corporate overhead is not allocated to discontinued operations.
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

NOTE 3. REVENUE RECOGNITION
Product Sales, Net
Product sales consist of FILSPARI and tiopronin products (Thiola and Thiola EC). The Company sells its products to specialty pharmacies and through direct-to-patient distributors worldwide, with the United States representing over 98% of net product sales.

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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the nine months ended September 30, 2023 and 2022, adjustments to net product revenue related to performance obligations satisfied in previous periods, were immaterial.
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
The following table summarizes net product sales for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tiopronin products	$25,888	$25,369	$73,112	$72,154
FILSPARI	8,044	—	14,509	—
Total net product sales	$33,932	$25,369	$87,621	$72,154

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
For the three months ended September 30, 2023, the Company recognized $3.2 million in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs. For the nine months ended September 30, 2023, the Company recognized $12.6 million in license and collaboration revenue, which consisted of $3.3 million from the sale of active pharmaceutical ingredients to CSL Vifor at cost plus a margin, and $9.3 million for clinical development activities, based upon the ratio of costs incurred to total estimated costs. For the three and nine months ended September 30, 2022, the Company recognized $2.7 million and $8.0 million, respectively, in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of September 30, 2023 was $13.5 million. Of this amount, $9.0 million was classified as current as of September 30, 2023, based upon amounts expected to be realized within the next year.

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of September 30, 2023 and December 31, 2022 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Marketable debt securities:
Commercial paper	$49,243	$123,647
Corporate debt securities	334,281	224,055
Securities of government sponsored entities	106,875	40,855
Total available-for-sale marketable debt securities	$490,399	$388,557

The following is a summary of short-term marketable debt securities classified as available-for-sale as of September 30, 2023 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$49,306	$—	$(63)	$49,243
Corporate debt securities	Less than 1	110,582	10	(867)	109,725
Securities of government-sponsored entities	Less than 1	54,051	—	(391)	53,660
Total maturity less than 1 year		213,939	10	(1,321)	212,628
Corporate debt securities	1 to 2	225,773	68	(1,285)	224,556
Securities of government-sponsored entities	1 to 2	53,641	—	(426)	53,215
Total maturity 1 to 2 years		279,414	68	(1,711)	277,771
Total available-for-sale marketable debt securities		$493,353	$78	$(3,032)	$490,399
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2022 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$124,301	$2	$(656)	$123,647
Corporate debt securities	Less than 1	155,841	—	(1,355)	154,486
Securities of government-sponsored entities	Less than 1	7,473	—	(80)	7,393
Total maturity less than 1 year		287,615	2	(2,091)	285,526
Corporate debt securities	1 to 2	70,195	33	(659)	69,569
Securities of government-sponsored entities	1 to 2	33,702	6	(246)	33,462
Total maturity 1 to 2 years		103,897	39	(905)	103,031
Total available-for-sale securities		$391,512	$41	$(2,996)	$388,557
During the nine months ended September 30, 2023, investment activity for the Company included $284.6 million in maturities and $381.3 million in purchases, all relating to debt-based marketable securities. During the nine months ended September 30, 2022, investment activity for the Company included $329.6 million in maturities and $301.1 million in purchases, all relating to debt-based marketable securities. As of September 30, 2023 and December 31, 2022, the accrued interest receivable related to the Company's marketable debt securities was $4.1 million and $1.9 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of September 30, 2023 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$49,243	$63	$—	$—	$49,243	$63
Corporate debt securities	257,153	1,740	36,977	412	294,130	2,152
Securities of government-sponsored entities	92,405	654	12,470	163	104,875	817
Total	$398,801	$2,457	$49,447	$575	$448,248	$3,032

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
As of September 30, 2023 and December 31, 2022, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $451.3 million and $363.7 million, respectively.
As of September 30, 2023 and December 31, 2022, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The increase in unrealized losses for the nine months ended September 30, 2023 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

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
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The consolidated assets and liabilities as of September 30, 2023 and December 31, 2022 were immaterial. The results of operations were not significant for the three and nine months ended September 30, 2023 and 2022. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit or assets of the Company.

NOTE 7.  LEASES
As of September 30, 2023, the Company had two operating leases, including one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
Following is a schedule of the future minimum rental commitments for the Company's operating leases reconciled to the lease liability and ROU asset as of September 30, 2023 (in thousands):

September 30, 2023
2023 (remaining three months)	$1,582
2024	6,501
2025	6,673
2026	6,889
2027	7,064
Thereafter	4,781
Total undiscounted future minimum payments	33,490
Present value discount	(4,845)
Total lease liability	28,645
Unamortized lease incentives	(4,837)
Cash payments in excess of straight-line lease expense	(5,002)
Total ROU asset	$18,806

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term in years	4.9	5.7
Weighted-average discount rate	6.48%	6.48%
For the three and nine months ended September 30, 2023, the Company recorded $1.2 million and $3.7 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances. For the three and nine months ended September 30, 2022, the Company recorded $1.2 million and $3.7 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of September 30, 2023, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $65.4 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $241.6 million. As of December 31, 2022, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $62.9 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $283.0 million. The fair values were estimated utilizing market quotations and are considered Level 2.

The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2023 (in thousands):

	As of September 30, 2023
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$144,244	$78,367	$65,877	$—
Marketable debt securities, available-for-sale	490,399	—	490,399	—
Total	$634,643	$78,367	$556,276	$—
The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2022 (in thousands):

	As of December 31, 2022
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$61,688	$61,688	$—	$—
Marketable debt securities, available-for-sale	388,557	—	388,557	—
Total	$450,245	$61,688	$388,557	$—

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. In March 2023, the Company capitalized a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) that was triggered upon the accelerated approval of FILSPARI in February 2023. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and BMS) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three and nine months ended September 30, 2023, the Company capitalized $1.1 million and $2.2 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI. The cost of the $23.0 million milestone payment and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033.
The following table sets forth amortizable intangible assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Finite-lived intangible assets	$195,971	$158,783
Less: accumulated amortization	(89,821)	(62,463)
Net carrying value	$106,150	$96,320
As of September 30, 2023 and December 31, 2022, the Company had goodwill of $0.8 million.
The following table summarizes amortization expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,447	$1,906	$7,261	$3,817
Selling, general and administrative	8,461	3,173	20,097	9,008
Total amortization expense	$10,908	$5,079	$27,358	$12,825

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	September 30, 2023	December 31, 2022
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	68,904	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(7,699)	(8,750)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(622)	(859)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$376,833	$375,545
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At September 30, 2023, accrued interest on the 2029 Notes of $0.6 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At September 30, 2023, accrued interest of $0.1 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt on its Consolidated Statements of Operations for the nine months ended September 30, 2022, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of September 30, 2023 was $68.9 million.
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

The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at September 30, 2023.
The 2025 and 2029 Notes are classified on the Company's Consolidated Balance Sheets at September 30, 2023 as long-tern convertible debt.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$2,210	$2,170	$6,629	$6,223
Amortization of debt issuance costs	430	428	1,288	1,194
Total interest expense for the 2025 and 2029 Notes	$2,640	$2,598	$7,917	$7,417
Total interest expense recognized for the three and nine months ended September 30, 2023 was $2.8 million and $8.5 million, respectively. Total interest expense recognized for the three and nine months ended September 30, 2022 was $2.8 million and $8.2 million, respectively.

NOTE 11. ACCRUED EXPENSES
Accrued expenses at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation related costs	$26,844	$35,267
Research and development	26,249	26,070
Sales discounts, rebates, and allowances	10,385	13,486
Selling, general and administrative	8,707	8,791
Accrued royalties	8,002	7,755
Miscellaneous accrued expenses	15,525	4,373
Total accrued expenses	$95,712	$95,742

NOTE 12.  NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted net income (loss) per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. If there is a net loss from continuing operations, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share, even if the Company reports net income as a result of discontinued operations.
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
Basic and diluted net income (loss) per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended September 30,
	2023			2022
	Shares	Net Income	Income per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	76,305,603	$150,735	$1.97	64,033,759	$(69,656)	$(1.09)

	Nine Months Ended September 30,
	2023			2022
	Shares	Net Loss	Loss per common share	Shares	Net Loss	Loss per common share
Basic and diluted loss per share	73,523,620	$(21,226)	$(0.29)	63,604,962	$(212,659)	$(3.34)
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible debt	11,697,952	11,697,952	11,697,952	10,589,646
Options	10,533,703	10,035,309	10,600,069	10,071,741
Restricted stock	3,504,350	2,310,545	3,482,829	2,090,305
Total anti-dilutive shares	25,736,005	24,043,806	25,780,850	22,751,692

NOTE 13.  COMMITMENTS AND CONTINGENCIES
Commitments
Certain of the Company's contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements. As of September 30, 2023, we have commitments to purchase $22.1 million in active pharmaceutical ingredients, to be delivered in 2023, which is planned to support commercial sales of FILSPARI.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,932,422	$21.56	5.79	$24,658
Granted	1,157,750	21.69	—	—
Exercised	(226,663)	14.30	—	1,422
Forfeited/canceled	(410,559)	25.52	—	—
Outstanding at September 30, 2023	10,452,950	$21.58	5.44	$—
Vested and expected to vest at September 30, 2023	10,452,950	$21.58	5.44	$—
At September 30, 2023, unamortized stock compensation for stock options was $29.9 million, with a remaining weighted-average recognition period of 2.5 years.
At September 30, 2023, outstanding options to purchase 7.7 million shares of common stock were exercisable with a weighted-average exercise price per share of $20.80.
In connection with the retirement of the Company's former Chief Financial Officer, the Board of Directors approved a modification to extend the deadline to exercise each stock option held to the earlier of three months following the last vesting date or the original expiration date of the option, and to continue vesting on the original schedule of any underlying unvested stock options and restricted stock units. The modification resulted in incremental compensation cost of $2.6 million for the nine months ended September 30, 2023.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the nine months ended September 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,343,709	$24.65
Granted	1,829,792	21.77
Vested	(717,494)	23.48
Forfeited/canceled	(250,593)	23.61
Unvested at September 30, 2023	3,205,414	$23.35
At September 30, 2023, unamortized stock compensation for service based restricted stock units was $59.5 million, with a remaining weighted-average recognition period of 2.8 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the nine months ended September 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	157,048	$25.24
Granted	66,250	22.40
Vested	(16,500)	15.46
Forfeited/canceled	(31,340)	22.31
Unvested at September 30, 2023	175,458	$25.61
At September 30, 2023, unamortized stock compensation for performance based restricted stock units was $1.3 million, with a remaining weighted-average recognition period of 0.7 years.

Share-Based Compensation
Total share-based compensation presented in the unaudited Consolidated Statements of Stockholders' Equity includes both continuing operations and discontinued operations. The following table sets forth share-based compensation for continuing operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$4,372	$3,372	$13,372	$10,182
Selling, general and administrative	6,949	5,216	22,730	18,664
Total share-based compensation	$11,321	$8,588	$36,102	$28,846

NOTE 15. INVENTORY
Inventory consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$16,879	$2,397
Work in process	972	—
Finished goods	2,922	2,126
Total inventory	$20,773	$4,523

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $14.6 million and $16.6 million at September 30, 2023 and December 31, 2022, respectively. The total reserves for both periods were immaterial.
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million in the year ended December 31, 2022. The Company did not sell any shares under the ATM Agreement during the nine months ended September 30, 2023. As of September 30, 2023, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.

NOTE 18. DIVESTITURES
Discontinued Operations
Sale of Bile Acid Product Portfolio
On August 31, 2023, the Company closed the sale of its bile acid business to Mirum Pharmaceuticals pursuant to the terms of the Purchase Agreement dated July 16, 2023 between the Company and Mirum. The assets sold consisted of substantially all of the assets primarily related to the Company’s business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of the products, Chenodal and Cholbam (also known as Kolbam). In connection with the Closing, the Company received an upfront cash payment of $210.0 million.
Pursuant to the Purchase Agreement, after the Closing, the Company is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products. The Company will recognize the contingent consideration receivable in earnings when the target annual sales for the milestones are met and the contingency is resolved.
The Company's sale of the bile acid business resulted in a gain, net of tax, of $225.9 million. The net gain consists of net consideration, including the upfront payment and the deduction of investment banker fees owed upon Closing, plus the derecognition of the carrying value of the net liabilities included in the transaction and the immaterial tax due on the sale.
The Company and Mirum have also entered into a transition services agreement ("TSA") pursuant to which the Company has agreed to perform certain services for a period of time following the Closing, with respect to Mirum’s use and operation of the assets purchased in the Purchase Agreement. The TSA is designed to ensure and facilitate an orderly transfer of business operations, and the consideration to be received by the Company primarily consists of cost reimbursement. Amounts recognized for the three and nine months ended September 30, 2023 were immaterial and are included in continuing operations within other income (expense), net. TSA services provided by the Company are not anticipated to last beyond 12 months post-close.
The Company determined that the divestiture represents a strategic shift that will have a major effect on the Company's operations and financial results, and has therefore reflected the bile acid business as a discontinued operation for all periods presented.
Results of discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net product sales	$12,592	$25,421	$66,198	$76,029
Total revenue	12,592	25,421	66,198	76,029
Operating expenses:
Cost of goods sold	381	561	1,899	2,312
Research and development	1,491	2,111	6,161	6,302
Selling, general and administrative	5,723	5,099	17,851	16,852
Change in fair value of contingent consideration	(9,069)	3,180	(473)	17,167
Total operating expenses	(1,474)	10,951	25,438	42,633
Operating income	14,066	14,470	40,760	33,396
Other income (expenses), net:
Interest expense	(32)	(63)	(191)	(223)
Gain on disposal of discontinued operations, net of tax	225,942	—	225,942	—
Total other income (expense), net	225,910	(63)	225,751	(223)
Net income from discontinued operations	$239,976	$14,407	$266,511	$33,173

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of December 31, 2022 include the following (in thousands):

December 31, 2022
Assets
Current assets:
Inventory	$2,399
Prepaid expenses and other current assets	591
Total current assets of discontinued operations	2,990
Intangible assets, net	47,965
Other assets	377
Total assets of discontinued operations	$51,332
Liabilities
Current liabilities:
Business combination-related contingent consideration, current portion	$7,000
Total current liabilities of discontinued operations	7,000
Business combination-related contingent consideration, less current portion	64,200
Total liabilities of discontinued operations	$71,200

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
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney and metabolic diseases. Our approach centers on advancing our innovative pipeline with multiple late-stage clinical programs targeting rare diseases with significant unmet medical needs. Upon approval of any of our late-stage programs, we intend to leverage the skills of our talented commercial organization which has successfully identified, supported and treated patients prescribed our approved products over the last nine years.

Our Pipeline and Approved Products
We have a diversified pipeline designed to address areas of high unmet need in rare kidney and metabolic diseases. We invest revenues from our commercial portfolio into our pipeline with the goal of delivering new treatments for diseases with limited or no approved therapies.
The following table summarizes the status of our clinical programs, preclinical programs and approved products, each of which is described in further detail below.

1
On February 17, 2023, the FDA granted accelerated approval of FILSPARI® (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a urine protein-to-creatinine ratio (UPCR) ≥1.5 gram/gram. On September 21, 2023, we announced topline two-year confirmatory secondary endpoint results from the pivotal Phase 3 PROTECT Study, as described below.

2	On May 1, 2023, we announced topline primary efficacy results from the pivotal Phase 3 DUPLEX Study, as described below.
3	In May 2023, the Company announced positive topline results from cohort 6 in the Phase 1/2 COMPOSE Study of pegtibatinase in HCU.

FILSPARI® (sparsentan)
On February 17, 2023, the U.S. Food and Drug Administration (the "FDA") granted accelerated approval of FILSPARI® (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally at UPCR ≥1.5 gram/gram. FILSPARI became commercially available in the U.S. beginning the week of February 27, 2023, and we are providing a comprehensive patient support program throughout the patient’s treatment journey.
This indication was granted under accelerated approval based on reduction in proteinuria. It has not been established whether FILSPARI slows kidney function decline in patients with IgAN. The continued approval of FILSPARI may be contingent upon confirmation of a clinical benefit in the Phase 3 PROTECT Study. Topline results from the two-year confirmatory endpoints in the PROTECT Study were reported in September 2023 and are intended to support traditional approval of FILSPARI.
FILSPARI, a once-daily, oral medication is designed to selectively target two critical pathways in the disease progression of IgAN (endothelin 1 and angiotensin-II) and is the first and only non-immunosuppressive therapy approved for the treatment of this condition.
FILSPARI is a dual endothelin angiotensin receptor antagonist (DEARA). Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. Sparsentan has been granted Orphan Drug Designation for the treatment of IgAN in the U.S. and Europe and FILSPARI has been granted seven years of Orphan Drug Exclusivity for proteinuria in adults with primary IgAN at risk of rapid disease progression.
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
The Phase 3 PROTECT Study is the largest head-to-head interventional study to date in IgAN. It is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of 400mg of sparsentan, compared to 300mg of irbesartan, in 404 patients ages 18 years and up with IgAN and persistent proteinuria despite available ACE or ARB therapy.
The PROTECT Study protocol provided for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint - the change in proteinuria (UPCR) at week 36 from baseline. Secondary efficacy endpoints include the rate of change in eGFR following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. In August 2021, we announced positive topline interim results from the ongoing Phase 3 PROTECT Study. The PROTECT Study met its pre-specified interim primary efficacy endpoint with statistical significance. After 36 weeks of treatment, patients receiving FILSPARI achieved a mean reduction in proteinuria from baseline of 49.8 percent, compared to a mean reduction in proteinuria from baseline of 15.1 percent for irbesartan-treated patients (p<0.0001). Results from the interim assessment in the PROTECT Study showed that

FILSPARI was well tolerated with a clearly defined safety profile that has been consistent across all clinical trials conducted to date. In PROTECT, at the interim assessment, the most common adverse reactions (≥ 5%) were peripheral edema, hypotension (including orthostatic hypotension), dizziness, hyperkalemia, and anemia. Because of the risks of liver injury and birth defects, FILSPARI is available only through a REMS approved by the FDA.
Per request from the FDA, the efficacy data contained in the FDA-approved label under accelerated approval is a post-hoc sensitivity analysis that evaluates the first 281 randomized patients, a subset of the full trial population. The mean reduction in proteinuria from baseline in the post-hoc sensitivity analysis is 45% for FILSPARI versus 15% for the active control, irbesartan. Both the pre-specified and post-hoc sensitivity analyses have demonstrated that FILSPARI achieves a rapid and sustained reduction in proteinuria, with statistically significant and clinically meaningful improvement compared to the active comparator irbesartan.
In September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study. eGFR total and chronic slope are the secondary confirmatory endpoints for the U.S. and the EU, respectively. FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in estimated glomerular filtration rate (eGFR) total and chronic slope versus irbesartan, narrowly missing statistical significance in eGFR total slope while achieving statistical significance in eGFR chronic slope for purposes of regulatory review in the EU. All topline efficacy endpoints favored FILSPARI as compared to irbesartan. A preliminary review of the safety results through 110 weeks of treatment indicates FILSPARI was generally well-tolerated and the overall safety profile in the study has been consistent between treatment groups. We are engaging with regulators to discuss our planned regulatory submissions and intend to provide a regulatory update once the interactions are completed. We are preparing to submit a supplemental New Drug Application (sNDA) in the first half of 2024 for full approval in the U.S.
We are currently generating data through a sub study in the open-label extension of the ongoing PROTECT Study, as well as an open-label clinical study to investigate the safety and efficacy of sparsentan in combination with sodium glucose cotransporter-2 inhibitors (SGLT2i) for the treatment of IgAN.
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
We are continuing to analyze the data to further evaluate the potential for sparsentan as a treatment for FSGS, and are engaging with regulators to explore a potential path forward for a supplemental New Drug Application (sNDA) in the U.S. Together with CSL Vifor, we also plan to engage with the EMA to determine the potential for a subsequent variation to the Conditional Marketing Authorization (CMA) of sparsentan for the treatment of FSGS, subject to a review decision on the pending application for CMA of sparsentan in IgA nephropathy. Given the high unmet need of FSGS patients, with no medicines currently approved for the condition, and the challenges associated with studying FSGS due to its heterogeneity and other attributes, we intend to continue discussions with regulators based on the totality of the data from the study and our clinical experience with sparsentan to date.
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
We are preparing for the potential initiation of a pivotal Phase 3 clinical trial of pegtibatinase in patients with HCU by the end of 2023.
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
In May 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted sales, and these or additional generic versions of either formulation could have a material adverse impact on sales. In February and August 2023, generic versions of Thiola EC (100 mg and 300 mg) were approved by the FDA. Following receipt of paragraph IV certification notices from these manufacturers, we and our licensor Mission Pharmacal have entered into agreements with these manufacturers in order to settle disputes around patent validity and infringement, and providing for a license entry date of April 1, 2026 of these generic versions of Thiola EC (100mg and 300mg), or earlier under certain circumstances.

Sale of Bile Acid Product Portfolio
On July 16, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. ("Mirum Pharmaceuticals" or “Mirum”), pursuant to which Mirum agreed to purchase substantially all of the assets primarily related to our business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”), collectively, the "bile acid business". On August 31, 2023, we consummated the transactions contemplated by the Purchase Agreement (the "Closing"). In connection with the Closing, we received an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, after the Closing, we are eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products.
A $225.9 million gain, net of tax, was recognized on the transaction as a component of net income from discontinued operations in the Consolidated Statements of Operations. The bile acid business has been classified as a discontinued operation for all periods presented and is excluded from the following discussion of the results of our continuing operations in the results of operations. Refer to Note 18 of our unaudited Consolidation Financial Statements for additional information.

Results of Operations
Results of operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Unless noted otherwise, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.
Revenue
The following table provides information regarding net product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Tiopronin products	$25,888	$25,369	$519	$73,112	$72,154	$958
FILSPARI	8,044	—	8,044	14,509	—	14,509
Total net product revenues	33,932	25,369	8,563	87,621	72,154	15,467
License and collaboration revenue	3,163	2,706	457	12,558	7,967	4,591
Total revenue	$37,095	$28,075	$9,020	$100,179	$80,121	$20,058
Net product sales
The increase in total net product revenues for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due the launch of FILSPARI in February 2023 and subsequent sales throughout the year.
License and collaboration revenue
The increase in license and collaboration revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $3.3 million sale of active pharmaceutical ingredients to CSL Vifor in March 2023, at cost plus a margin, in preparation for a potential European approval and subsequent commercial launch.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Cost of goods sold - product sales	$1,289	$1,114	$175	$3,842	$3,552	$290
Cost of goods sold - license and collaboration	—	—	—	3,044	—	3,044
Total cost of goods sold	1,289	1,114	175	6,886	3,552	3,334
Research and development	60,590	57,145	3,445	185,244	169,246	15,998
Selling, general and administrative	67,801	52,420	15,381	201,954	140,434	61,520
Total operating expenses	$129,680	$110,679	$19,001	$394,084	$313,232	$80,852
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.

Sales of FILSPARI primarily consisted of zero-cost inventories, which favorably impacted gross margin for related sales. Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we recognized approximately $7.5 million in research and development expenses related to the production of active pharmaceutical ingredients to support the commercial launch of FILSPARI. The impact to cost of goods sold from sales had these costs been included in cost of sales was immaterial for the three and nine months ended September 30, 2023, respectively. We expect to continue to benefit from the sale of previously expensed inventories through at least 2024.
For the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, our cost of goods sold - license and collaboration increased by $3.0 million due primarily to the sale of active pharmaceutical ingredients to CSL Vifor.
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
In addition to ongoing non-clinical support trials, we currently have one Phase 1/2 clinical trial, two ongoing Phase 3 clinical trials, and are in the process of study start up activities for a third Phase 3 clinical trial. As such, clinical trial expenses will vary depending on the all the factors set forth above and may fluctuate significantly from quarter to quarter.
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
The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
External service provider costs:
Sparsentan	$25,185	$25,617	$(432)	$68,370	$70,343	$(1,973)
Pegtibatinase	9,919	7,885	2,034	38,590	26,160	12,430
General and other product candidates	4,728	5,583	(855)	12,954	16,278	(3,324)
Total external service provider costs	39,832	39,085	747	119,914	112,781	7,133
Internal personnel costs	20,758	18,060	2,698	65,330	56,465	8,865
Total research and development	$60,590	$57,145	$3,445	$185,244	$169,246	$15,998
For the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, our research and development expenses increased by $3.4 million and $16.0 million, respectively. Internal personnel costs to support all programs increased by $2.7 million and $8.9 million, respectively, reflecting increased headcount along with rising labor costs driven in part by inflation. External service provider costs increased by $0.7 million and $7.1 million, respectively, which was largely driven by increases in investment as we prepare for the potential Phase 3 development program for pegtibatinase, slightly offset by a decrease in costs associated with the development of sparsentan as our Phase 3 programs advance towards completion.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, our selling, general and administrative expenses increased by $15.4 million and $61.5 million, respectively, due to the onboarding of the dedicated sales force and other related commercial preparations and activity to support the U.S. launch of FILSPARI. Increases include combined employee compensation and stock compensation costs of $4.3 million and $21.2 million, respectively, increases in commercial support expenses of $3.7 million and $17.5 million, respectively, increases in various professional services expenses of $0.1 million and $6.0 million, respectively, and increased in various legal expenses of $4.0 million and $4.6 million, respectively. A change in the estimated useful life of the Thiola intangible asset and the accelerated amortization recognized in connection with the change contributed to a $7.4 million increase in expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The three and nine months ended September 30, 2023 also includes amortization of intangible assets derived from the milestone payment made in connection with the February 2023 accelerated approval of FILSPARI and royalties owed on net sales of FILSPARI.

Other Income/Expenses
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Interest income	$5,842	$2,101	$3,741	$14,616	$3,161	$11,455
Interest expense	(2,821)	(2,829)	8	(8,513)	(8,156)	(357)
Other income (expense), net	335	(586)	921	220	102	118
Loss on extinguishment of debt	—	—	—	—	(7,578)	7,578
Total other income (expense), net	$3,356	$(1,314)	$4,670	$6,323	$(12,471)	$18,794
The $4.7 million change in our total other income (expense) for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, is primarily attributable to a $3.7 million increase in interest income in 2023, which was due to increases in short-term interest rates on our interest-bearing security investments. The $18.8 million change in our total other income (expense) for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, is primarily attributable to a $11.5 million increase in interest income in 2023, which was due to increases in short-term interest rates and higher average balances of our interest-bearing security investments, and the $7.6 million loss on extinguishment of debt that was recognized in 2022 in connection with the partial repurchase of the Convertible Senior Notes due 2025.
Income Tax Benefit (Provision)
At September 30, 2023, we had $11.5 million of unrecognized tax benefits. We did not recognize any interest or penalties related to unrecognized tax benefits during the three and nine months ended September 30, 2023.
Discontinued Operations
Results of discontinued operations are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Income from discontinued operations, net of tax	$239,976	$14,407	$225,569	$266,511	$33,173	$233,338

The increase in net income from operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 is primarily due to the August 31, 2023 sale of our bile acid business, which resulted in a gain, net of tax, of $225.9 million. The gain consists of net consideration, including the upfront payment and the deduction of investment banker fees owed upon Closing, plus the derecognition of the carrying value of the net liabilities included in the transaction and the immaterial tax due on the sale. The remainder of the increase in net income from operations is primarily due to changes in the fair value of contingent consideration arising from updated revenue projections and changes in market driven discount rates, offset by one month less of bile acid business operations as a result of the divestiture on August 31, 2023.
See Note 18 to our unaudited Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
We have financed our operations through a combination of borrowings, sales of our equity securities, and revenues generated from our commercialized products, along with proceeds from license and collaboration agreements and the divestiture of our bile acid business. We have experienced significant growth in recent years in the number of our employees and the scope of our operations. We have expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization, including by adding additional members to our sales force in connection with the recent commercial launch of FILSPARI in the United States for IgAN. We anticipate that our expenses will continue to increase as we expand our sales and marketing infrastructure to commercialize FILSPARI and our other current approved products and any other new products for which we may obtain regulatory approval, advance the research and development of sparsentan for the treatment of IgAN and FSGS, along with the research and development for additional product candidates including pegtibatinase (TVT-058), and expand operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
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

We had the following balances at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cash and Cash Equivalents	$144,244	$61,688
Marketable debt securities	490,399	388,557
Accumulated Deficit	(1,035,449)	(1,014,223)
Stockholders' Equity	279,766	42,851
Net Working Capital*	$546,797	$344,274
Net Working Capital Ratio**	4.92	3.42
* Current assets less current liabilities. **Current assets divided by current liabilities.
As of September 30, 2023, we had cash and cash equivalents of $144.2 million and available-for-sale marketable debt securities of $490.4 million. Substantial sources of funds since the start of 2023, as summarized further below, include an upfront cash payment of $210.0 million in connection with the sale of our bile acid product portfolio, and net proceeds of $215.8 million from an underwritten public offering of our common stock and pre-funded warrants to purchase our common stock.
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
Purchase Agreement Proceeds
Sale of Bile Acid Product Portfolio
On July 16, 2023, we entered into a Purchase Agreement with Mirum, pursuant to which Mirum agreed to purchase substantially all of the assets primarily related to our business of development, manufacture and commercialization of the Products, which comprised our bile acid business. Upon the Closing of the transaction on August 31, 2023, we received an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, after the Closing, we are eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products.
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
At-the-Market Equity Offering
In February 2020, we entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under our prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under our effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million in the year ended December 31, 2022. We did not sell any shares under the ATM Agreement during the nine months ended September 30, 2023. As of September 30, 2023, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.
Operating Leases
Future Minimum Rental Commitments
As of September 30, 2023, we have future minimum rental commitments totaling $33.5 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of the Company's contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements. As of September 30, 2023, we have commitments to purchase $22.1 million in active pharmaceutical ingredients to be delivered in 2023.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through September 30, 2023, we have paid $41.4 million for contractual milestone payments under the Ligand License Agreement, which includes a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023. Upon commercialization of sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three and nine months ended September 30, 2023, we capitalized $1.1 million and $2.2 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI.
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
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement (collectively, the "2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. On March 11, 2022, coinciding with the issuance of the 2029 Notes, we completed our repurchase of $207.1 million of aggregate principal amount of 2025 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of September 30, 2023 was $68.9 million. The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
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
Cash Flows from Continuing Operations
Cash Flows from Operating Activities
Cash used in operating activities from continuing operations for the nine months ended September 30, 2023 was $261.0 million compared to cash used of $184.1 million for the nine months ended September 30, 2022. The increase in cash used was primarily attributable to increased research and development and sales, general and administrative expenses.
Cash Flows from Investing Activities
Cash used in investing activities from continuing operations for the nine months ended September 30, 2023 was $133.4 million compared to cash provided of $4.1 million for the nine months ended September 30, 2022. The change was due to the increase in net purchases of marketable debt securities along with a $23.0 million milestone payment to Ligand (and BMS) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023.
Cash Flows from Financing Activities
Cash provided by financing activities from continuing operations for the nine months ended September 30, 2023 was $219.8 million compared to cash provided of $118.9 million for the nine months ended September 30, 2022. The increase in cash provided was due to the March 2023 issuance of common stock and pre-funded warrants through an underwritten public offering that provided $215.8 million, offset by net proceeds of $95.4 million from the March 2022 issuance of the 2029 Notes and repurchase of the 2025 Notes.
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of September 30, 2023, we had cash equivalents and marketable debt securities of approximately $634.6 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $4.5 million impact on our investments.
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
Our evaluation did not identify any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our remediation plan is underway to address the material weakness mentioned above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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
Risks Related to the Commercialization of Our Products
Our future prospects are highly dependent upon our ability to successfully develop and execute commercialization strategies for our products, including FILSPARI, and to attain market acceptance among physicians, patients and healthcare payers.*
Our ability to generate significant product revenues and to achieve commercial success in the near-term will depend almost entirely on our ability to successfully commercialize our products in the United States, including FILSPARI (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, which was approved by the U.S. Food and Drug Administration ("FDA") in February 2023 under the FDA’s accelerated approval regulations.

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
In September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study. While FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in estimated glomerular filtration rate (eGFR) total and chronic slope versus irbesartan as well as statistical significance in eGFR chronic slope for purposes of regulatory review in the EU., the PROTECT Study narrowly missed statistical significance in eGFR total slope, which was the pre-specified confirmatory endpoint in the U.S. We are engaging with regulators to discuss our planned regulatory submissions, and we are preparing to submit a supplemental New Drug Application (sNDA) in the first half of 2024 for full approval in the U.S. There is no guarantee that the FDA will support an sNDA submission for full approval of IgAN based on the confirmatory endpoint results from the PROTECT Study, that the FDA's accelerated approval of FILSPARI will continue, or that FILSPARI will receive full approval for IgAN. The commercial success of FILSPARI depends on the extent to which patients and physicians accept and adopt FILSPARI for IgAN patients. For example, if the addressable patient population suffering from primary IgAN is smaller than we estimate, if it proves difficult to educate physicians as to the availability and potential benefits of FILSPARI, or if physicians are unwilling to prescribe or patients are unwilling to take FILSPARI, the commercial potential of FILSPARI will be limited. We also do not know how physicians, patients and payers will respond to the pricing of FILSPARI, the confirmatory endpoint data from the Phase 3 PROTECT Study, the results of our ongoing interactions with regulators, and any future publications. Physicians may not prescribe FILSPARI and patients may be unwilling to use FILSPARI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of FILSPARI. If the launch or commercialization of FILSPARI is unsuccessful or perceived as disappointing, the price of our common stock could decline significantly and long-term success of the product and our company could be harmed.
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
The commercial success of our products depends on them being considered to be effective drugs with advantages over other therapies.*
The commercial success of our products FILSPARI and Thiola, and, if approved, sparsentan for the treatment of FSGS, depends on them being considered to be effective drugs with advantages over other therapies. A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing therapies, as well as the coverage and reimbursement policies of third-party payers, such as government and private insurance plans.
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
We face substantial generic and other competition, and our operating results will suffer if we fail to compete effectively.*
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Our product Thiola, and products from which we may receive milestone payments including Cholbam and Chenodal, are subject to immediate competition from compounded and generic entrants, as the ANDA and/or NDA for these drug products have no remaining or current patent or non-patent exclusivity. In April 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and an additional generic option of the original formulation of Thiola (tiopronin tablets) was approved in June 2022. Additional generic versions of Thiola may be approved in the future. During the year ended December 31, 2022, we experienced a decrease in total net product revenues compared to the year ended December 31, 2021, which was due in part to competition from generic tiopronin tablets (100 mg version of the original formulation). Our future net product revenues from Thiola may be materially impacted by competition from existing or additional generic versions of Thiola. In February and August 2023, generic versions of Thiola EC (100 mg and 300 mg) were approved by the FDA. Our future net product revenues from Thiola EC may also be materially impacted by competition from existing or additional generic versions of Thiola or Thiola EC.
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
We have completed our response to a civil investigative demand from the FTC related to the marketing, sale, distribution and pricing of our products, including Thiola. While the investigation remains open, at this time the FTC has not indicated that it has additional questions for us and has not initiated any claim or proceeding against us relating to these matters.
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
If additional generic versions of Thiola or of Thiola EC, any generic versions of FILSPARI following the expiration of patent or regulatory exclusivity for the product, or generic versions of any other current or future products are approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on our revenue and profitability. If generic versions of Cholbam or Chenodal are approved, our potential to receive milestone payments from the sale of our bile acid product portfolio may be negatively impacted. In addition, the defense of litigation and response to investigation requests could result in substantial costs, reputational impact, and the diversion of management attention and resources.
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
In October 2022, our licensor, Mission Pharmacal Company, was granted a patent covering the treatment of cystinuria by administering Thiola EC with food (US Patent No. 11,458,104, “the ‘104 patent”) and has listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the "Orange Book"). Following Mission’s listing of the '104 patent in the Orange Book, and as of December 31, 2022, Mission has received three paragraph IV notice letters from three generic manufacturers notifying Mission that each has filed an ANDA seeking approval of a proposed generic version of Thiola EC (tiopronin) 100 mg and 300 mg oral tablets before expiration of the '104 patent and asserting that the '104 patent is not infringed and/or is invalid, with each such ANDA having been filed prior to the granting and listing of the ‘104 patent. The ANDAs filed by Par Pharmaceutical Inc. (Par) and Amneal EU, Limited (Amneal) for a generic version of Thiola EC (100 mg and 300 mg) were approved by the FDA in February and August 2023, respectively. Under our agreement with Mission, we have the right to enforce the '104 patent. We and Mission have entered into agreements with each of Par and Amneal in order to settle patent invalidity and infringement disputes related to the '104 patent and providing for a license entry date of April 1, 2026 for their generic versions of Thiola EC (100mg and 300mg), or earlier under certain circumstances. We are evaluating a third paragraph IV notice, and will evaluate any other paragraph IV notices received, on a case by case basis in order to determine whether to initiate patent litigation against any such generic manufacturer. There is no guarantee that the ‘104 patent will withstand any challenge at the Patent and Trademark Office or in litigation, if initiated. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome. If we determine not to pursue patent litigation or the patent is not upheld in litigation or administrative review or if a generic competitor is found not to infringe this patent, the resulting generic competition will likely negatively affect our business, financial condition and results of operations. In any event, we are expecting a generic version of Thiola EC (100mg and 300mg) to enter the market in 2026.
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
We are dependent on third parties to manufacture and distribute our products.*
We have no manufacturing capabilities and rely on third-party manufacturers who are sole source suppliers for manufacturing of FILSPARI and Thiola. The facilities used by our third-party manufacturers must be approved by the FDA. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. Because we are ultimately responsible for ensuring that our API and finished products are manufactured in accordance with cGMP regulations and similar regulatory requirements outside the United States, it is critical that we maintain effective management practices and oversight with respect to our third-party manufacturers, including routine auditing. If our third-party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.
We currently have no in-house distribution channels for FILSPARI or Thiola and we are dependent on third-party distributors to distribute such products. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of such products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another distributor on substantially similar terms, distribution of FILSPARI and/or Thiola could become disrupted, resulting in lost revenues, provider dissatisfaction, and/or patient dissatisfaction.
Governments outside the United States tend to impose strict price controls and reimbursement approval policies, which may adversely affect our prospects for generating revenue.*
In some countries, particularly EU countries and EFTA member states, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time (6 to 12 months or longer) after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidate to other available therapies. In addition, certain governmental authorities may conduct reviews of reimbursement previously provided and assert for various reasons that amounts need to be repaid. For example, in October 2021 our distributor/exploitant in France for our previously marketed product Kolbam (which has since been divested) informed us that they had received a notice that the price previously paid for Kolbam during its period on the market in France had been recalculated by the agency responsible for pharmaceutical pricing in France, with such notice asserting amounts owed for repayment. Based on the ongoing review process, we expect that we will need to repay the amounts being asserted prior to pursuing a formal appeal, which we currently estimate to be approximately $5 million. While we cannot predict the amount that we may ultimately need to repay, following ongoing review and future potential appeal proceedings, from 2015 through 2020, the period during which we had sales of Kolbam in France, our aggregate revenues from sales of Kolbam in France attributable to all purchasers/payers were approximately $8 million. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels or subject to re-assessment and recoupment procedures, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business may suffer.
We may not be able to rely on orphan drug exclusivity for our products.*
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs, providing eligibility for orphan drug exclusivity upon regulatory approval if certain jurisdictional-specific conditions are met. For example, FILSPARI has been granted orphan drug designation for the treatment of IgAN and has been awarded seven years of orphan drug exclusivity to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a urinary protein-to-creatinine ration ("UPCR") ≥1.5 gram/gram. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug designation in the United States and Europe for sparsentan for the treatment of IgAN and FSGS and for pegtibatinase for the treatment of HCU, we may not be able to maintain it in Europe and the orphan drug designation may not result in orphan drug exclusivity in the United States for FSGS or Europe if approved. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
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
Also, in our pivotal Phase 3 PROTECT Study of sparsentan in IgAN, although we achieved the pre-specified primary efficacy proteinuria endpoint after 36 weeks of treatment, and after 110 weeks of treatment, FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in estimated glomerular filtration rate (eGFR) total and chronic slope versus irbesartan, the study narrowly missed statistical significance in eGFR total slope while achieving statistical significance in eGFR chronic slope for purposes of regulatory review in the EU. We are engaging with regulators to discuss our planned regulatory submissions, and we are preparing to submit a supplemental New Drug Application (sNDA) in the first half of 2024 for full approval in the U.S.
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
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful.*
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, while we saw trends in favor of sparsentan in the two year confirmatory endpoint analysis in the DUPLEX Study in FSGS, the positive eGFR results from the open-label portion of the DUET study of sparsentan in FSGS were not replicated in the Phase 3 clinical trial with statistical significance. Similarly, while the Phase 3 PROTECT Study of FILSPARI in IgAN demonstrated long-term kidney function preservation in IgAN and met the endpoint for eGFR chronic slope in Europe, and all topline efficacy endpoints favored FILSPARI as compared to the active control (irbesartan), the study narrowly missed statistical significance with respect to the eGFR total slope endpoint. Similarly, the positive nonclinical data we have seen from pegtibatinase (TVT-058) being tested in a mouse model of homocystinuria and the positive topline results we reported in December 2021 and May 2023 from the ongoing Phase 1/2 clinical trial of pegtibatinase (TVT-058) may not be replicated in future studies. We cannot assure that any current or future clinical trials of sparsentan or pegtibatinase (TVT-058) will ultimately be successful. Before obtaining regulatory approval to conduct clinical trials of our product candidates, we must conduct extensive nonclinical tests to demonstrate the safety of our product candidates in animals. Nonclinical testing is expensive, difficult to design and implement, and can take many years to complete. In addition, during the clinical development process, additional nonclinical toxicology studies are routinely conducted concurrently with the clinical development of a product candidate. If any of our product candidates show unexpected findings in concurrent toxicology studies, we could experience potentially significant delays in, or be required to abandon, development of that product candidate. A failure of one or more of our nonclinical studies can occur at any stage of testing.
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

In February 2023, the FDA granted accelerated approval to FILSPARI (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram. In September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study. While FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in estimated glomerular filtration rate (eGFR) total and chronic slope versus irbesartan as well as statistical significance in eGFR chronic slope for purposes of regulatory review in the EU, the PROTECT Study narrowly missed statistical significance in eGFR total slope, which was the pre-specified confirmatory endpoint in the U.S. We are engaging with regulators to discuss our planned regulatory submissions, and we are preparing to submit a supplemental New Drug Application (sNDA) in the first half of 2024 for full approval in the U.S. There is no guarantee that the FDA will support an sNDA submission for full approval of IgAN based on the confirmatory endpoint results from the PROTECT Study, that the FDA's accelerated approval of FILSPARI will continue or that FILSPARI will receive full approval for IgAN.
The EMA has accepted for review the conditional marketing authorization application of sparsentan for the treatment of IgAN in Europe, and a review decision is expected in the second half of 2023.
In May 2023, we announced that the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan. Although we are encouraged by the topline results for the secondary endpoints on proteinuria and topline exploratory endpoints, including renal outcomes, which trended favorably for sparsentan, and we are continuing to analyze the data to further evaluate the potential for sparsentan as a treatment for FSGS and are engaging with the regulators to explore a potential path to a submission for sparsentan in FSGS, there is no guarantee that we or our collaborator CSL Vifor will be able to establish a pathway to a potential submission of sparsentan for FSGS based on the results from the DUPLEX Study, that the FDA and/or EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS.
We expect that the EMA’s determination as to whether the sufficiency of the data from the PROTECT Study supports a conditional marketing authorization in Europe will be made during the application review process based on the totality of the data, including eGFR data available for review from the relevant studies. There can be no assurance that the EMA will deem our achievement of any endpoint or measurement in the PROTECT Study to be sufficient to grant conditional marketing authorization for sparsentan for the treatment of IgAN, or that our timelines will not be delayed notwithstanding the availability of an expedited regulatory review pathway.
Although the EMA has accepted our conditional marketing authorization application for review, there can be no guarantee that the EMA will grant conditional marketing authorization in the EU for sparsentan for IgAN. Furthermore, even though sparsentan was granted accelerated approval for IgAN, there can be no assurance that the confirmatory endpoint data from the PROTECT Study will support traditional approval of sparsentan as a treatment for IgAN.
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
We and/or a collaborative partner are or will be subject to ongoing regulatory obligations and continued regulatory review for our approved products and any product candidates that receive regulatory approval.*
The FDA’s accelerated approval of FILSPARI is limited to adults with primary IgAN who are at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram. The continued approval of FILSPARI may be contingent upon confirmation of a clinical benefit in the Phase 3 PROTECT Study. In September 2023, we announced data from the Phase 3 PROTECT Study as further described herein, including in the risk factor titled “Our future prospects are highly dependent upon our ability to successfully develop and execute commercialization strategies for our products, including FILSPARI, and to attain market acceptance among physicians, patients and healthcare payers.” Any future regulatory approvals that sparsentan or any of our other product candidates receives may be subject to significant limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.
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
For example, we have certain post-marketing requirements and commitments associated with FILSPARI. Further, we face risks relating to those post-marketing obligations, as well as the commercial acceptance of FILSPARI. If the regulatory approval for FILSPARI and/or Thiola are withdrawn for any reason, it would have a material adverse impact on our sales and profitability. Furthermore, if the regulatory approval for Chenodal and/or Cholbam are withdrawn for any reason, it would reduce the chance that we will receive any or all of the milestone payments from the sale of our bile acid product portfolio.
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
The market opportunities for our products and product candidates may be smaller than we believe they are.*
Certain of the diseases that our current and future product candidates are being developed to address, such as IgAN, FSGS and HCU, are relatively rare. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, may not be accurate.
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
The FDA-approved label of FILSPARI is currently limited to adult patients with IgAN at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram. Based on our interactions with the FDA, we believe that the FDA has imposed the rapid disease progression limitation on the FILSPARI label because of the accelerated approval pathway under which the product has been approved, and that there may be an opportunity to further expand the label to cover a broader population of IgAN patients based on the confirmatory data from the PROTECT Study, pending favorable regulatory review. However, there can be no guarantee that this will be the case. For additional information, see the risk factor titled “Our future prospects are highly dependent upon our ability to successfully develop and execute commercialization strategies for our products, including FILSPARI, and to attain market acceptance among physicians, patients and healthcare payers.”
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
We do not currently have patent protection for certain of our commercial products. If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, their value will be adversely affected.*
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We do not have, and do not expect to obtain, patent protection for Thiola. Additionally, although we have a license to a granted U.S. patent covering the treatment of cystinuria by administering Thiola EC with food (U.S. Patent No. 11,458,104, "the '104 patent”), as well as a pending U.S. patent application directed to Thiola EC, we do not know whether the pending U.S. patent application or any future patent application will result in a granted patent covering Thiola EC. More generally, we may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors, including for example the 104 patent, may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
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
We expect to rely on orphan drug status to develop and commercialize certain of our products and product candidates, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits.*
We expect to rely on orphan drug exclusivity for sparsentan and potential future product candidates that we may develop. Orphan drug status currently confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. The FDA and EMA have granted orphan designation for sparsentan for the treatment of IgAN and FSGS, and pegtibatinase (TVT-058) for the treatment of homocystinuria. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling these molecules for the same indication beyond these time frames. Furthermore, in Europe, orphan drug status is re-evaluated in connection with the marketing authorization review process and a product candidate must re-qualify as of such time in order to maintain orphan drug status. In addition, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Materials necessary to manufacture our products and product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products and product candidates.*
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our nonclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, significant increases in inflation and global supply chain disruptions, as well as past and potential future disruptions related to COVID-19 and potential future disruptions related to Russia's invasion of Ukraine and global geopolitical tension, including between the U.S. and China, have had and may continue to have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our nonclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, in 2021 a membrane used in pegtibatinase (TVT-058) drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing processes and we continue to see challenges with securing materials used in the pegtibatinase manufacturing process that are in short supply as a result of COVID-19. While we believe our contingency plans will enable us to initiate the Phase 3 study of pegtibatinase (TVT-058) on our current desired timelines, there is no guarantee that we will not continue to face supply challenges or shortages of other materials necessary to manufacture pegtibatinase (TVT-058) or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.
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
We will likely experience fluctuations in operating results and could incur substantial losses.*
We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and nonclinical development activities. We anticipate that our expenses will continue to increase, depending on factors including but not limited to: the continuation and cost of our clinical trials and the research and development of additional product candidates; the costs involved in seeking and obtaining marketing approvals for our products, and in maintaining quality systems standards for our products; the timing of, and costs involved in, commercial activities, including product marketing, sales and distribution; costs related to our operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
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
We may need substantial funding and may be unable to raise capital when needed.*
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct later-stage clinical trials of our product candidates. In addition, in connection with the commercial launch of FILSPARI in the United States, we have begun to incur significant commercialization expenses and expect to continue to incur significant commercialization expenses for FILSPARI and any other future approved products, including for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. Our expenses have and may continue to increase as a result of increasing inflation in the United States and abroad. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. General market conditions, including increases in interest rates and stock price volatility, actual or anticipated bank failures, and ongoing issues arising from COVID-19, Russia's invasion of Ukraine and global geopolitical tensions, including the outbreak of armed conflict in Israel, Lebanon and surrounding regions, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all.
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
The market price for shares of our common stock may be volatile and purchasers of our common stock could incur substantial losses.*
The price of our stock is likely to be volatile. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock has been in the past, and may be in the future, influenced by many factors, including:
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
•general economic, industry and market conditions, including the impacts thereon of inflation and rising interest rates, actual or anticipated bank failures, COVID-19, Russia's invasion of Ukraine and global geopolitical tensions, including the outbreak of armed conflict in Israel, Lebanon and surrounding regions;
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
We might not receive some or all of the potential milestone payments from the sale of our bile acid product portfolio for the treatment of rare liver diseases.*
On July 16, 2023, we entered into a definitive asset purchase agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. (“Mirum”), pursuant to which we agreed to sell to Mirum, subject to the terms of the Purchase Agreement, our bile acid product portfolio including Chenodal and Cholbam (also known as Kolbam) (the “Products”). A portion of the consideration for the sale is in the form of milestone payments that will only be payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Products (the “Milestone Events”). The closing of the transaction occurred on August 31, 2023. There is a risk that any or all of the Milestone Events might not be achieved and that any or all of the consideration tied to the achievement of the Milestone Events might not be received.
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
Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of pharmaceutical products. If any of our product candidates in clinical trials or commercialized products harm people, we may be subject to costly and damaging product liability claims. We have clinical trial insurance and commercial product liability coverage. However, this insurance may not be adequate to cover all claims. We may be exposed to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, such products, whether or not such problems directly relate to the products we have provided. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
In February 2021, we entered into a limited co-promotion arrangement with Albireo Pharma, Inc. ("Albireo"), providing for the dedicated sales representatives for our previous product Cholbam to dedicate a portion of their efforts to promoting Albireo's product, Bylvay (odevixibat), in the United States following approval. In July 2021, Albireo announced that the FDA had approved Bylvay (odevixibat) for the treatment of pruritus in patients with Progressive Familial Intrahepatic Cholestasis ("PFIC"). The limited co-promotion agreement terminated in July 2022, in accordance with our mutual agreement with Albireo to terminate the agreement upon the one-year anniversary of the July 2021 launch. Nonetheless, if our activities in connection with promoting these products violated or were perceived to have violated any applicable regulatory requirements, we could become subject to investigations, litigation, and/or penalties as described above, and reputational harm, any of which could have a material adverse effect on our business.
If we are not able to obtain and maintain required regulatory approvals, we will not be able to commercialize our products, and our ability to generate revenue will be materially impaired.
Our product candidates, once approved, and the activities associated with their manufacture, marketing, distribution, and sales are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to adhere to regulations set out by these bodies for one or more of our commercial products could prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have only limited experience in meeting the regulatory requirements incumbent on the sale of drugs in the United States and elsewhere, and expect to rely on third parties to assist us in these processes. If these third parties fail to adequately adhere to the regulations governing drug distribution and promotion, we may be unable to sell our products, which could have a material effect on our ability to generate revenue.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively “CCPA”), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices, and afford California residents certain privacy rights related to their personal data, such as those noted below. The CCPA allows for administrative fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the CPRA expanded the CCPA's requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the law. Other states have also enacted comprehensive data privacy laws, including Virginia, Colorado, Utah, and Connecticut, all of which differ from the CCPA and become effective in 2023. Additional data privacy and security legislation has been proposed at the federal, state, and local levels in recent years. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products. While these states, like the CCPA, exempt some data processed in the context of clinical trials, such laws could increase our potential liability, increase compliance costs, or adversely affect our business.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, "GDPR"), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, the GDPR imposes significant and complex burdens on processing personal data, particularly for processing “special category personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our conduct of clinical trials and is of interest to relevant regulators. Under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, or 4% of annual global revenue, whichever is greater. Further, under the GDPR, individuals may initiate litigation related to processing of their personal data, as well as consumer protection organizations authorized at law to represent data subjects' interests.
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border transfer laws, which could make it more difficult to transfer information across jurisdictions or prevent us from conducting business in certain countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and the UK standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the

Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
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
Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including proceedings against us by governmental entities or others. If we or any of our partners fail to comply or are perceived to have failed to comply with applicable obligations, we or they could be subject to a range of regulatory actions, litigation (including class actions), or mass arbitration demands that could affect our or our partners' ability to commercialize our products and conduct necessary research and development, and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any threatened or actual government enforcement action or litigation could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Compliance with applicable federal, state, and foreign laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include significant criminal fines, civil monetary penalties, administrative penalties, disgorgement, exclusion from participation in federal health care programs, individual imprisonment, injunctions, recall or seizure of products, total or partial suspension of production, reputational harm, administrative burdens, interruption or cessation of clinical trials, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings, and the curtailment or restructuring of our operations, and other sanctions. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.Moreover, clinical trial subjects and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists", organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war in Ukraine, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. We and the third parties upon which we rely may be subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, ability to provide our products, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Additionally, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data security and public company disclosure obligations may require us to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators and investors. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of customer, investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of the Company or our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.
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
Risks Related to our Indebtedness and Investments
Our indebtedness could adversely affect our financial condition.*
As of September 30, 2023, we had approximately $385 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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

General Risk Factors
Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions, including as a result of inflation and rising interest rates, bank failures, COVID-19, Russia's invasion of Ukraine and global geopolitical tension, including the outbreak of armed conflict in Israel, Lebanon and surrounding regions, and may experience disruptions in the future. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023.

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
10.1*†
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

Date: November 7, 2023	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric Dube
		Name:	Eric Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer