Form 10-K
period 2023-12-31
Travere Therapeutics, Inc.
filed 2024-02-20
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,145,413,509.
The number of shares of outstanding common stock, par value $0.0001 per share, of the registrant as of February 15, 2024 was 76,098,485.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain information contained in this Annual Report on Form 10-K of Travere Therapeutics, Inc., a Delaware corporation (the “Company”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company's management and is subject to its interpretation of what are believed to be significant factors affecting the Company's business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:
•the potential full regulatory approval of FILSPARI for Immunoglobulin A nephropathy (IgAN);
•the estimated addressable U.S. patient population for FILSPARI under the indication approved via accelerated approval; and the estimated addressable patient populations if full approval is granted;
•estimated patient populations related to our other products and products in development;
•the anticipated opinion by the EMA’s Committee for Human Medicinal Products (“CHMP”) on the conditional marketing authorization ("CMA") application for sparsentan for the treatment of IgAN, and the timing thereof;
•expectations regarding our pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical homocystinuria (HCU);
•statements regarding our studies of sparsentan for focal segmental glomerulosclerosis (FSGS), plans for conducting additional analyses of FSGS data, and intentions to engage with regulators to evaluate potential regulatory pathways for a sparsentan FSGS indication;
•our ability to produce, sustain and expand sales of our products;
•our ability to develop, acquire and/or introduce new products including expectations with regard to clinical trials and preclinical studies;
•our projected future sales, profitability, savings and other financial metrics;
•our future financing plans;
•our anticipated needs for working capital;
•the anticipated trends in our industry;
•acquisitions of other companies or assets that we might undertake in the future;
•our operations in the United States and abroad, and the domestic and foreign regulatory, economic and political conditions; and
•competition existing today or that will likely arise in the future.
Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•Our future prospects are highly dependent upon our ability to successfully develop and execute commercialization strategies for our products, including FILSPARI (sparsentan) to reduce proteinuria in adults with primary IgAN, and to attain market acceptance among physicians, patients and healthcare payers.
•Our clinical trials are expensive and time-consuming and may fail to demonstrate the safety and efficacy of our product candidates.
•Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful.
•Communications and/or feedback from regulatory authorities related to our clinical trials does not guarantee any particular outcome from or timeline for regulatory review, and expedited regulatory review pathways may not actually lead to faster development or approval.
•In order to operate our business and increase adoption and sales of our products, we need to continue to develop our commercial organization, including maintaining a highly experienced and skilled workforce with qualified sales representatives.
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
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney and metabolic diseases. Our approach centers on advancing our innovative pipeline with multiple late-stage clinical programs targeting rare diseases with significant unmet medical needs. In February 2023, the U.S. Food and Drug Administration (FDA) granted accelerated approval to our first development program, FILSPARI® (sparsentan), which is indicated to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression. Sparsentan is also in late-stage development for focal segmental glomerulosclerosis (FSGS). IgAN and FSGS are rare kidney disorders that lead to kidney failure. We are also advancing pegtibatinase, a novel investigational enzyme replacement therapy for the treatment of classical homocystinuria (HCU), a genetic disorder caused by a deficiency in a pivotal enzyme essential to the body. In December 2023, we initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first disease modifying therapy for HCU. Our early research efforts include partnering with patient advocacy groups and government researchers to identify potential therapeutics for Alagille syndrome (ALGS), a condition with no approved treatment options. In addition, we continue to evaluate potential opportunities to expand our pipeline and approved products through licenses and acquisitions of products in areas that will serve rare disease patients with serious unmet medical need and that we believe offer attractive growth characteristics. Our research and development efforts are at the forefront of our mission to address the unmet needs of patients and we support this innovation by reinvesting revenues from our commercialized products. We are committed to ensuring broad access and educational and diagnostic support for patients.
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
•Develop a sustainable pipeline by employing disciplined decision criteria in the evaluation of potential in-licensing candidates. We seek to build a sustainable product pipeline by employing multiple therapeutic approaches and by developing or acquiring orphan drug candidates. We seek to augment our internally developed pipeline projects by selectively and strategically acquiring pipeline assets that will add value to the portfolio. We continue to evaluate potential in-licensing, out-licensing and other potential relationships with other pharmaceutical or biotechnology companies. We intend to mitigate risk by employing rigorous decision criteria, favoring therapeutic candidates that have undergone at least some clinical study. Our decision to acquire rights to a therapeutic candidate also depends on the scientific merits of the available clinical data; the identifiable orphan patient population; the economic terms of any proposed acquisition of rights; the projected amount of capital required to develop the therapeutic candidate; and the economic potential of the therapeutic candidate, should it be commercialized. We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future therapeutic candidates.
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
FILSPARI® (sparsentan)
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
This indication was granted under accelerated approval based on reduction in proteinuria. The continued approval of FILSPARI may be contingent upon confirmation of a clinical benefit in the Phase 3 PROTECT Study. As described in more detail below, in September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study, and in December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. Following our regulatory engagement, we plan to submit a supplemental New Drug Application (sNDA) in the first quarter 2024 for conversion of the existing U.S. accelerated approval of FILSPARI to full approval.
FILSPARI, a once-daily, oral medication is designed to selectively target two critical pathways in the disease progression of IgAN (endothelin 1 and angiotensin-II) and is the first and only non-immunosuppressive therapy approved for the treatment of this condition.
FILSPARI is a dual endothelin angiotensin receptor antagonist (DEARA). Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. Sparsentan has been granted Orphan Drug Designation for the treatment of IgAN in the U.S. and the European Economic Area countries (the “EEA”) and FILSPARI has been granted seven years of Orphan Drug Exclusivity in the U.S. for the reduction of proteinuria in adults with primary IgAN at risk of rapid disease progression.
IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of up to 150,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to kidney failure within 15 years. FILSPARI is the first and only non-immunosuppressive therapy approved for this condition. We estimate approximately 30,000 to 50,000 patients in the United States to be addressable under FILSPARI's accelerated approval indication statement.
Data to support the accelerated approval of FILSPARI was generated from the Phase 3 PROTECT Study, the largest head-to-head interventional study to date in IgAN. It is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial that evaluated the safety and efficacy of 400mg of sparsentan, compared to 300mg of irbesartan, in 404 patients ages 18 years and up with IgAN and persistent proteinuria despite available ACE or ARB therapy, and is currently ongoing in the open label extension phase of the study.
The PROTECT Study protocol provided for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint - the change in proteinuria (UPCR) at week 36 from baseline. Secondary efficacy endpoints include the rate of change in estimated glomerular filtration rate (eGFR) following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. In August 2021, we announced positive topline interim results from the ongoing Phase 3 PROTECT Study. The PROTECT Study met its pre-specified interim primary efficacy endpoint with statistical significance. After 36 weeks of treatment, patients receiving FILSPARI achieved a mean reduction in proteinuria from baseline of 49.8 percent, compared to a mean reduction in proteinuria from baseline of 15.1 percent for irbesartan-treated patients (p<0.0001). Results from the interim assessment in the PROTECT Study showed that FILSPARI was well tolerated with a clearly defined safety profile that has been consistent across all clinical trials conducted to date. In PROTECT, at the interim assessment, the most common adverse reactions (≥ 5%) were peripheral edema, hypotension (including orthostatic hypotension), dizziness, hyperkalemia, and anemia. FILSPARI is available only through a risk evaluation and mitigation strategy (REMS) approved by the FDA.
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
In September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study; eGFR total and chronic slope are the secondary confirmatory endpoints for the U.S. and the EU, respectively. FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in eGFR total and chronic slope versus irbesartan, narrowly missing statistical significance in eGFR total slope while achieving statistical significance in eGFR chronic slope for purposes of regulatory review in the EU. All topline efficacy endpoints favored FILSPARI as compared to irbesartan. A preliminary review of the safety results through 110 weeks of treatment indicates FILSPARI was generally well-tolerated and the overall safety profile in the study has been consistent between treatment groups. In December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. Following our regulatory engagement, we plan to submit a supplemental New Drug Application (sNDA) in the first quarter of 2024 for conversion of the existing U.S. accelerated approval of FILSPARI to full approval.
In August 2022, we and Vifor (International) Ltd. ("CSL Vifor"), with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, announced that the EMA had accepted for review the conditional marketing authorization ("CMA") application of sparsentan for the treatment of IgAN in the EU. We anticipate an opinion by the Committee for Medicinal Products for Human Use (the "CHMP") in the first quarter of 2024.
In January 2024, we announced our entry into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan to patients in Japan and other countries in Asia, for the treatment of IgAN. Renalys will hold regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, Renalys plans to initiate an open label registrational study of sparsentan in Japan in the second quarter of 2024 to support potential approval of sparsentan in Japan. Results from the urine protein/creatinine ratio (UP/C) endpoint in the study are expected in the second half of 2025 to support a submission for approval to PMDA. Under the terms of the licensing agreement, Renalys will be responsible for development, regulatory matters, and commercialization in the licensed territories.
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan has been granted Orphan Drug Designation for the treatment of FSGS in the U.S. and the EEA.

FSGS is a leading cause of kidney failure and nephrotic syndrome. There are currently no FDA-approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan.
In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the "DUPLEX Study"). The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (UPCR) ≤1.5 g/g and a >40% reduction in UPCR from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). Following engagement with the FDA on the interim proteinuria analysis and a subsequent eGFR data-cut, we elected to forego the previously planned submission for accelerated approval and pursue a potential traditional approval upon completion of the DUPLEX Study.
In May 2023, we announced topline primary efficacy results from the pivotal Phase 3 DUPLEX Study of sparsentan in FSGS. The confirmatory primary endpoint of the DUPLEX Study designed to support traditional regulatory approval was the rate of change in eGFR over 108 weeks of treatment. At the end of the 108-week double-blind period, sparsentan was observed to have a 0.3 mL/min/1.73m2 per year (95% CI: -1.74, 2.41) favorable difference on eGFR total slope and a 0.9 mL/min/1.73m2 per year (95% CI: -1.27, 3.04) favorable difference on eGFR chronic slope compared to the active control irbesartan, which was not statistically significant. After 108 weeks of treatment, sparsentan achieved a mean reduction in proteinuria from baseline of 50%, compared to 32% for irbesartan. Although the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan, we are encouraged by the results, including the secondary endpoints on proteinuria and topline exploratory endpoints, including renal outcomes, which trended favorably for sparsentan. In addition, a review of the safety results through 108 weeks of treatment indicate sparsentan was generally well-tolerated and the overall safety profile in the study to date was generally consistent between treatment groups.
In December 2023, we announced that we completed our planned Type C meeting with the FDA to discuss previously reported results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone are not sufficient to support an sNDA submission. The FDA acknowledged the work being done by the larger nephrology community to better understand proteinuria and eGFR as endpoints in clinical trials of FSGS and indicated a willingness to continue to engage with us on a potential path forward for sparsentan in FSGS following our consideration of additional evidence. Together with CSL Vifor, we also plan to engage with the EMA to determine the potential for a subsequent variation to the Conditional Marketing Authorization (CMA) of sparsentan for the treatment of FSGS, if the MAA of sparsentan in IgA nephropathy is approved. Given the high unmet need of FSGS patients, with no medicines currently approved for the condition, and the challenges associated with studying FSGS due to its heterogeneity and other attributes, we are conducting additional analyses of FSGS data and intend to engage with regulators to evaluate potential regulatory pathways for a sparsentan FSGS indication.
If sparsentan receives marketing authorization in any of the licensed territories covered by the exclusive license to CSL Vifor, CSL Vifor will be responsible for all commercialization activities in such licensed territories. If sparsentan receives marketing authorization in any of the territories covered by the exclusive license to Renalys, Renalys will be responsible for all development, regulatory matters, and commercialization activities in such licensed territories. We remain responsible for the clinical development of sparsentan in the applicable territories and we will retain all rights to sparsentan in the United States and rest of world outside of the territories licensed to CSL Vifor and Renalys, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.
Pegtibatinase
Pegtibatinase is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system complications. It is estimated that there are approximately 7,000 to 10,000 people living with HCU globally. Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union.
In December 2021, we announced positive topline results from the Phase 1/2 COMPOSE Study, a double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. Pegtibatinase demonstrated dose-dependent reductions in total homocysteine (tHcy) during the 12 weeks of treatment, and in the highest dose cohort to date evaluating 1.5mg/kg of pegtibatinase twice weekly (BIW), treatment with pegtibatinase resulted in rapid and sustained reductions in total homocysteine (tHcy) through 12 weeks of treatment, including a 55.1% mean relative reduction in tHcy from baseline as well as maintenance of tHcy below a clinically meaningful threshold of 100 μmol. Additionally, in a dose-dependent manner in the study to date, methionine levels were substantially reduced and cystathionine levels were substantially elevated following treatment with pegtibatinase, suggesting that pegtibatinase acts in a manner similar to the native CBS enzyme.
In May 2023, we announced positive topline results from the sixth cohort of the Phase 1/2 COMPOSE Study, which was initiated to inform and refine formulation work for future development and commercial purposes and to further evaluate the dose response curve for pegtibatinase, and to further inform our pivotal development program to ultimately support potential approval of pegtibatinase for the treatment of HCU. In this cohort, five patients were randomized in a blinded fashion to receive 2.5 mg/kg of lyophilized pegtibatinase or placebo twice weekly (BIW), with four patients assigned to the treatment group. In this highest dose cohort to date, treatment with pegtibatinase resulted in rapid and sustained reductions in total homocysteine (tHcy), with a 67.1% mean relative reduction in tHcy from baseline, as well as maintenance of mean tHcy below the clinically meaningful threshold of 100 μmol, over weeks 6 to 12. In the double-blind period, pegtibatinase was generally well-tolerated, with no discontinuations due to treatment-related adverse events.
In December 2023, we initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce total homocysteine (tHcy) levels. Topline results from the HARMONY Study are expected in 2026.
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
In May 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted our sales, and these or additional generic versions of either formulation could have a material adverse impact on sales. During 2023, two generic versions of Thiola EC (100 mg and 300 mg) were approved by the FDA. Following receipt of paragraph IV certification notices from these manufacturers, we and our licensor Mission Pharmacal entered into agreements with these manufacturers in order to settle disputes around patent validity and infringement, providing for a license entry date of April 1, 2026 of these generic versions of Thiola EC (100mg and 300mg), or earlier under certain circumstances. On January 30, 2024, the FDA approved an additional generic version of Thiola EC (100mg and 300mg). Accordingly, Thiola EC is subject to immediate generic competition, which could impact our sales of Thiola EC.

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
Our competition will be determined in part by the potential indications for which therapies are developed and ultimately approved by regulatory authorities. The speed with which we can develop products, complete preclinical testing, clinical trials, approval processes, and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement, patent position, and regulatory exclusivity.
Pegtibatinase
Current treatment options for homocystinuria (HCU) are limited to protein-restricted diet and supplemental use of vitamin B6 and betaine.
According to public sources, Synlogic Inc. and Ginkgo Bioworks Holdings, Inc. are developing a microbiome therapy, SYNB1353, for the management of HCU and have completed a Phase 1 study in healthy volunteers.
There are other pre-clinical development programs in HCU that may enter the clinic.
Thiola
In October 2022, Mission was granted a patent covering the treatment of cystinuria by administering Thiola EC with food (US Patent No. 11,458,104, “the ‘104 patent”) and has listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Following Mission’s listing of the '104 patent in the Orange Book, and as of December 31, 2023, Mission has received three paragraph IV notice letters from three generic manufacturers notifying Mission that each has filed an ANDA seeking approval of a proposed generic version of Thiola EC (tiopronin) 100 mg and 300 mg oral tablets before expiration of the '104 patent and asserting that the '104 patent is not infringed and/or is invalid, with each such ANDA having been filed prior to the granting and listing of the ‘104 patent. The ANDAs filed by Par Pharmaceutical Inc. (Par) and Amneal EU, Limited (Amneal) for a generic version of Thiola EC (100 mg and 300 mg) were approved by the FDA in February and August 2023, respectively. Under our agreement with Mission, we have the right to enforce the '104 patent. We and Mission have entered into agreements with each of Par and Amneal in order to settle patent invalidity and infringement disputes related to the '104 patent and providing for a license entry date of April 1, 2026 for their generic versions of Thiola EC (100mg and 300mg), or earlier under certain circumstances. On January 30, 2024, an ANDA filed by Torrent Pharmaceuticals Limited (Torrent) for a generic version of Thiola EC (100mg and 300mg) was approved by the FDA. Accordingly, Thiola EC is subject to immediate generic competition.
As of January 31, 2024, two generic versions of the original formulation of THIOLA® (tiopronin) tablets have been approved in the United States. Availability of either product is subject to the discretion of either ANDA holder (Teva Pharmaceuticals USA Inc. and Par Pharmaceutical Inc.). Furthermore, Thiola is subject to further competition from compounded and generic entrants, if any.
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

FILSPARI/Sparsentan
FILSPARI is the first and only non-immunosuppressive therapy approved to reduce proteinuria in adults with IgAN at risk of rapid disease progression. There are currently no non-immunosuppressive pharmacological treatments approved by the European Commission for IgAN or by the FDA or European Commission for the treatment of FSGS.
For IgAN, the traditional standard of care has been renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression. RAAS blockade is also commonly used in patients with significant proteinuria or rapidly progressive glomerulonephritis.
In December 2023, the FDA granted full approval for Calliditas’ budesonide delayed release capsules (Tarpeyo) to reduce the loss of kidney function in adults with primary IgAN at risk for disease progression. The same product was previously granted accelerated approval in December 2021 to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram. Calliditas' partner, Everest Medicines, has additionally filed for approval for the same product in other jurisdictions including South Korea, Taiwan, and Singapore. In July 2022, the European Commission issued a conditional marketing authorization to Calliditas (along with EU/UK licensee, Stada Arzneimittel) for the same product (branded as Kinpeygo) for the treatment of primary IgAN in adults at risk of rapid disease progression with a UPCR ≥1.5 gram/gram. In September 2023, Calliditas and Stada filed for full marketing authorization of Kinpeygo in the EU.
In the fourth quarter of 2023, Novartis announced Phase 3 data from their IgAN studies with iptacopan (Factor B complement inhibitor) and atrasentan (endothelin receptor antagonist), and we anticipate potential approvals could begin in 2024. Additionally, Novartis has also announced the commencement of a Phase 3 IgAN study with zigakibart (an anti-APRIL monoclonal antibody (mAb)). Both atrasentan and zigakibart were obtained by Novartis via the acquisition of Chinook Therapeutics in 2023.
We are aware of three additional Phase 3 IgAN programs that are ongoing and/or enrolling in the United States and Europe. Roche initiated their Phase 3 study with (licensed via Ionis Pharmaceuticals) sefaxersen (Factor B complement inhibitor) and Vera Therapeutics with atacicept (BAFF / APRIL inhibitor). Otsuka Corporation started their Phase 3 study in IgAN with sibeprenlimab (anti-APRIL mAb) in 2022. Based on public sources, Alpine Immune Sciences Inc., Arrowhead Pharmaceuticals, AstraZeneca (with its subsidiary Alexion Pharmaceuticals), BioCity Pharmaceutics Corporation, BioCryst Pharmaceuticals, Calliditas Therapeutics, DiaMedica Therapeutics, Eledon Pharmaceuticals, Everest Medicines, Human Immunology Biosciences Inc., Ionis Pharmaceuticals, Jiangsu HengRui Medicine Corporation, MorphoSys, Novartis (and subsidiaries), Omeros Corporation, Otsuka (Visterra), RemeGen, Roche, Stada Arzneimittel, Takeda Pharmaceuticals, Vera Therapeutics, and Viatris Pharmaceuticals Japan Inc. have programs in clinical development for the treatment of IgAN. Some of the listed companies have several assets that are in development for IgAN and some of these programs may no longer be active or may be deprioritized in favor of other indications.
Additionally, there are several pre-clinical, Phase 1, and later-stage programs/assets in development (including those that are academia-sponsored) that may enter the clinic for the treatment of IgAN or related conditions (such as diabetic and non-diabetic chronic disease).
In 2021-2023, there were global regulatory label expansions of two SGLT2 inhibitors, AstraZeneca's Farxiga/Forxiga and Boehringer Ingelheim and Eli Lilly’s Jardiance, in chronic kidney disease, which could potentially be competitive with or complementary to sparsentan for the treatment of IgAN and/or FSGS. Notably, Travere has and continues to generate combination data with this class of therapies. Additionally, although patients diagnosed with IgAN are not part of the label (nor were they included in the initial pivotal studies), Bayer’s non-steroidal mineralocorticoid receptor antagonist, Kerendia, could be used in patients with diabetic kidney disease and theoretically, those with concurrent IgAN and is currently studied in patients with chronic kidney disease without diabetes. Finally, there are ERAs (endothelin receptor antagonists) that are developed for CKD and CKD-related conditions which could potentially be used (if approved) in CKD patients without a specific IgAN diagnosis. In December 2022 and January 2023, Idorsia Pharmaceuticals submitted an application for approval of aprocitentan with FDA and EMA, with potential approvals expected in 2024. The pivotal study was in patients with resistant hypertension, including those with Stage 3 & 4 CKD. In November 2023, AstraZeneca initiated a registrational fixed-dose combination (FDC) study with zibotentan and Farxiga in CKD patients with high proteinuria. Patients with IgAN are not excluded from the study.
For FSGS, the current standard of care includes steroids, ACE/ARBs, calcineurin inhibitors, dialysis, and renal transplant. Moreover, as an adjuvant apheresis device which works to remove lipoproteins from blood, the Liposorber® LA-15 System (Kaneka Pharma America LLC) is FDA-approved for the treatment of adult and pediatric patients with Nephrotic Syndrome associated with primary FSGS when standard options are unsuccessful or post-transplant with FSGS recurrence. A post-approval study with this device is ongoing. Based on public sources, Amgen Inc., AstraZeneca / Ionis Pharmaceuticals, Boehringer Ingelheim, Dimerix Bioscience, Maze Therapeutics, Novartis, River 3 Renal Corp., Vertex Pharmaceuticals, and ZyVersa Therapeutics may have programs in clinical development for the treatment of FSGS or related conditions. Some of these programs may no longer be active or may be deprioritized in favor of other indications.
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
As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. In March 2023, we capitalized a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) that was triggered upon the accelerated approval of FILSPARI in February 2023. Pursuant to the Ligand License Agreement, we are obligated to pay to Ligand (and BMS) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the year ended December 31, 2023, the Company capitalized $4.4 million to intangible assets for royalties owed on net sales of FILSPARI.
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
Thiola License Agreement
In 2014, we entered into a license agreement with Mission Pharmacal, pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. We paid Mission an up-front license fee of $3.0 million and over the term of the agreement will pay the greater of $2.0 million, representing the guaranteed minimum royalty, or 20% of our net sales of Thiola in the United States and Canada during each calendar year.
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
In November 2018, the license agreement was amended to remove all territorial restrictions on our license rights. As consideration for the expanded territory, we paid an up-front fee of $0.3 million and will pay the greater of $0.1 million, representing the guaranteed minimum royalty, or 20% of our Thiola net sales generated outside of the United States during each calendar year.
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

FILSPARI
As of December 31, 2023, our patent portfolio for FILSPARI (sparsentan) was comprised of six distinct patent families, one of which is exclusively licensed from Ligand (the “Ligand patent family”). The other five patent families are owned by Travere (the "Travere patent families"). We previously had one additional licensed patent family related to sparsentan that was owned by BMS, exclusively licensed to Ligand and sub-licensed to us by Ligand. However, the BMS patent family expired in 2019 and therefore is no longer in force.
The Ligand patent family is directed to methods of using sparsentan in the treatment of various diseases, including glomerulosclerosis and IgAN. As of December 31, 2023, this patent family included two US patents (US Patent No. 9,662,312, which we refer to herein as the ‘312 patent, and US Patent No. 9,993,461, which we refer to herein as the ‘461 patent), a pending US application (Application Serial No. 17/951,830, filed September 23, 2022), two European patents (European Patent No. EP2732818, which we refer to herein as the European ‘818 patent, and European Patent No. EP3222277, which we refer to herein as the European ‘277 patent), a pending European application, and two granted Hong Kong patents. The ‘312 patent and the European ‘818 patent claim the use of sparsentan for treating glomerulosclerosis. The ‘461 patent and the European '277 patent each claim both the use of sparsentan for treating glomerulosclerosis and the use of sparsentan for treating IgAN. We expect the US and foreign patents in this patent family to expire in March 2030. In November 2020, a third party filed an opposition to the European ‘277 patent and we are vigorously defending the European '277 against the opposition. If we were to be unsuccessful in doing so, we would expect to rely on the data and/or marketing exclusivity that may be available in the EU, as described below under “Regulatory Exclusivity.”
The first Travere patent family is directed to methods of using sparsentan in the treatment of various kidney diseases, including focal segmental glomerulosclerosis (FSGS) and IgAN, e.g., by achieving a specified urine protein-to-creatinine ratio. As of December 31, 2023, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 10,864,197, which we refer to herein as the ‘197 patent) and pending patent applications in the US, Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Japan, Korea, New Zealand and South Africa. The ‘197 patent claims use of sparsentan for treating Alport syndrome.
The second Travere patent family is directed to methods of using sparsentan for treating hearing loss associated with Alport syndrome. As of December 31, 2023, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 11,207,299) and pending patent applications in the US, Australia Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand and South Africa.
The third Travere patent family is directed to an amorphous form of sparsentan. As of December 31, 2023, this patent family was comprised of pending patent applications in the United States, Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Russia and South Africa.
The fourth Travere patent family is comprised of a pending international patent application related to methods of treating kidney diseases or disorders.
The fifth Travere patent family is comprised of a U.S. provisional patent application, related to methods of treating a kidney disease or disorder comprising sparsentan, and a SGLT2 inhibitor.
We have filed an application for patent term extension of the ‘461 patent, which may be extended under the provisions of the Hatch-Waxman Act. Patent term extension also may be available in certain foreign jurisdictions upon regulatory approval. Likewise, it is possible, if sparsentan achieves regulatory approval in the EU and depending upon the date of any such approval, that the term of either the European ‘818 patent or the European '277 patent may be extended in various European countries under the provisions governing Supplementary Protection Certificates (SPCs).
Pegtibatinase
As of December 31, 2023, our patent portfolio for pegtibatinase was comprised of six distinct patent families, which we obtained upon our acquisition of Orphan Technologies Limited (now Travere Therapeutics Switzerland GmbH). Orphan Technologies obtained the rights to the first five patent families under an exclusive license agreement with the University of Colorado, while the sixth patent family was owned by Orphan Technologies. The first three patent families are owned by the University of Colorado and exclusively licensed to Travere Therapeutics Switzerland GmbH (the “CU patent families”). The first CU patent family is directed to human cystathionine β-synthase variants and methods for their production, the second CU patent family is directed to methods of purifying human cystathionine β-synthase variants, and the third CU patent family is directed to compositions comprising human cystathionine β-synthase variants and methods of treating homocystinuria. The next two families are co-owned by the University of Colorado and Travere Therapeutics Switzerland GmbH, with the University of Colorado’s interest exclusively licensed to Travere Therapeutics Switzerland GmbH (the “co-owned patent families”). The first co-owned patent family is directed to methods of pegylating human cystathionine β-synthase variants, while the second co-owned patent family is directed to pharmaceutical formulations comprising pegylated human cystathionine β-synthase variants and their use in treating homocystinuria. Lastly, the sixth patent family is owned by Travere Therapeutics Switzerland GmbH (the “Travere patent family”). The Travere patent family is directed to methods for treating human cystathionine β-synthase deficiency in patients with elevated homocysteine levels.

Thiola
Our patent portfolio for Thiola is comprised of a patent family which is exclusively licensed from Mission Pharmacal (the “Mission patent family”). The Mission patent family is directed to a new formulation of Thiola, known as Thiola EC. As of December 31, 2023, this patent family included a granted US patent (US Patent No. 11,458,104, which we refer to herein as the ‘104 patent) and a pending US patent application. The '104 patent claims a method for treating cystinuria by administering a formulation of tiopronin with food.
Regulatory Exclusivity
If we obtain marketing approval for sparsentan for the treatment of FSGS in the United States or in certain jurisdictions outside of the United States, or for sparsentan for the treatment of IgAN in certain jurisdictions outside of the United States, we may be eligible for regulatory exclusivity for the approved therapy. For example, in the United States, an FDA-approved therapy may be eligible to receive five years of new chemical entity ("NCE") exclusivity or, for drugs granted an orphan designation by the FDA, seven years of orphan drug exclusivity ("Orphan Drug Exclusivity" or "ODE"). In addition, both the five-year NCE period and the seven-year ODE period may be extended by six months upon submission of satisfactory written reports to the FDA of clinical studies conducted in pediatric populations.
Likewise, if we obtain marketing approval for pegtibatinase in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory exclusivity for the approved product. Pegtibatinase is a biologic product and therefore its application for approval would be via a biologic license application (“BLA”). In the United States, an FDA-approved biologic product may be eligible to receive twelve years of regulatory exclusivity. In addition, the twelve-year BLA exclusivity period may be extended by six months upon submission of satisfactory written reports to the FDA of clinical studies conducted in pediatric populations.
In the European Union and European Free Trade Association ("EFTA") countries, innovative medicinal products approved by the European Commission may receive eight years of data exclusivity and 10 years of market exclusivity. The 10-year period of market exclusivity may extend to 11 years if, during the eight-year period of data exclusivity, the product receives marketing authorization for a second therapeutic that provides a significant clinical benefit in comparison to existing therapies. Additionally, upon approval by the European Commission, orphan drugs may receive 10 years of market exclusivity or, in the case of orphan drugs for which a pediatric investigational plan (PIP) has been completed, 12 years of market exclusivity. This period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. The regulatory exclusivity periods run from the date of European Commission approval. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.
FILSPARI
FILSPARI (sparsentan) received orphan drug designation in the United States and in the European Union for the treatment of IgAN in 2021 and FSGS in 2015. In the United States, FILSPARI has been granted seven years of Orphan Drug Exclusivity for the reduction of proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram.
Thiola
Thiola does not have regulatory exclusivity in the United States.
Trademarks
Our trademark portfolio includes both Travere-owned and Travere-licensed trademarks and is comprised of various US and foreign registered trademarks and pending trademark applications relating to our company name, our commercial products (FILSPARI, Thiola, and Thiola EC), and sparsentan.
More specifically, as of December 31, 2023, our trademark portfolio included an allowed US trademark application and foreign registered trademark and trademark applications for the mark “Travere Therapeutics”, US and foreign trademark applications and foreign registered trademarks relating to sparsentan, a registered US trademark for the mark “TOTALCARE”, a registered US trademark for the TotalCare logo, and a registered US trademark for a leaves logo. In addition, under our license agreement with Mission we have an exclusive license to use Mission’s trademarks related to Thiola and Thiola EC, including three registered US trademarks and one registered Canadian trademark for the mark “THIOLA”, and one registered US trademark for the mark "Thiola EC", in the United States and Canada.
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
Manufacturing
STA Pharmaceutical Hong Kong Limited manufactures the active pharmaceutical ingredient for FILSPARI. Catalent Pharma Solutions manufactures FILSPARI and performs primary packaging. PCI Pharma Services performs secondary packaging and serialization for FILSPARI. Mission Pharmacal manufactures Thiola and Thiola EC.
We intend to continue to use our financial resources to accelerate development of our therapeutic candidates rather than establishing our own manufacturing facilities. We intend to meet our preclinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. Because we rely on these third parties, we have personnel with pharmaceutical development and manufacturing experience who are responsible for maintaining our third-party manufacturing relationships.
Should any of our therapeutic candidates obtain marketing approval, we anticipate establishing relationships with third-party manufacturers and other service providers in connection with the commercial production of our products. We have some flexibility in securing other manufacturers to produce our therapeutic candidates; however, our alternatives may be limited due to proprietary technologies or methods used in the manufacture of some of our therapeutic candidates.
Sales, Marketing and Distribution
In 2023, we continued to utilize our specialty sales force to market our FDA-approved products in the US. Through our deep understanding of patient and healthcare provider needs, we believe we are able to:
•serve patients living with rare disease that have limited treatment options;
•drive optimum performance of our marketed products;
•educate and train healthcare providers about our products and the diseases for which they are approved to treat;
•support access to and reimbursement coverage for our products without significant restrictions;
•minimize the number of patients who discontinue treatment or have low compliance with our products by providing patients with support services and disease education, to the extent and in the manner permitted under applicable laws, to help them utilize our products in a manner consistent with the label and maximize the benefits of treatment; and
•successfully launch new treatment options once approved.
Our US commercial initiatives are designed to support patients living with rare diseases and clinicians treating these patients. We believe that it is possible to commercialize our products in the United States with a relatively small specialty sales force. Nephrologists are the primary call point for FILSPARI. The primary call points for Thiola and Thiola EC include urologists and nephrologists.
Our sales force is differentiated by its high level of experience, averaging more than 20 years in pharmaceutical sales including over five years of experience in rare disease. Our commercial management and operations team has an average of more than 15 years of pharmaceutical experience focused on specialty and rare disease.
Our marketing and patient access teams, supported by third-party agencies with rare disease experience, drive our commercialization and disease awareness efforts in the United States. Specifically, we implement a variety of industry accepted programs to educate physicians, including direct-to-physician contact by sales representatives, peer-to-peer educational programs, and participation in targeted medical convention programs.
We distribute FILSPARI through three direct to patient pharmacies, and operate Travere TotalCare, pursuant to which we provide our comprehensive patient support services. This patient support program for FILSPARI in the United States provides services, assistance and resources that help patients understand IgAN, manage the insurance process, fill their prescriptions and initiate treatment.
We distribute our other products through one direct to patient pharmacy, Eversana, who also provides our comprehensive patient support services in the US for Thiola and Thiola EC (i.e., Travere TotalCare). This patient support program includes a case-managed approach to patient education, insurance verification and reimbursement support, co-pay and other financial assistance for eligible patients, monitoring and support of adherence, and 24/7 access to pharmacist counseling.

In August 2022, we and CSL Vifor, with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, announced that the EMA had accepted for review the CMA application of sparsentan for the treatment of IgAN in the EU. We anticipate an opinion by the Committee for Medicinal Products for Human Use (the "CHMP") in the first quarter of 2024. If sparsentan receives marketing authorization in any of the licensed territories, CSL Vifor will be responsible for all commercialization activities in such licensed territories. We remain responsible for the clinical development of sparsentan and will retain all rights to sparsentan in the United States and rest of world outside of the licensed territories, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.
In January 2024, we announced our entered into an exclusive licensing agreement with Renalys, to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. Renalys will hold regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, Renalys plans to initiate an open label registrational study of sparsentan in Japan in the second quarter of 2024 to support potential approval of sparsentan in Japan. Results from the urine protein/creatinine ratio (UP/C) endpoint in the study are expected in the second half of 2025 to support a submission for approval to PMDA. Under the terms of the agreement, Renalys will be responsible for development, regulatory matters, and commercialization in the licensed territories.
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
Government Regulation
Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of proposed products and in ongoing research and product development activities. All pipeline products will require regulatory approval by competent regulatory authorities prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence analytical testing, manufacturing, safety evaluation, labeling, storage, inspection and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial and human resources.
FDA Drug Approval Process
In the United States, pharmaceutical products (drugs and biologics) are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable US requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug or new biologic license applications, or NDAs and BLAs, respectively, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. Firms are also subject to potential inspection by FDA.
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
•performance of adequate and well-controlled human clinical trials (phase 1-3) in accordance with Good Clinical Practices ("GCP") requirements to establish the safety and efficacy of the drug for each proposed indication;
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
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of approval, the FDA may require a REMS to ensure that the benefits of the drug outweigh the potential risks. REMS can include a medication guide, a communication plan for healthcare professionals and elements to assure safe use, such as special training and certification requirements for individuals who prescribe or dispense the drug, requirements that patients enroll in a registry and other measures that the FDA deems necessary to assure the safe use of the drug. The requirement for REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
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
Pricing and Reimbursement
A portion of our product demand for our approved therapies comes from patients covered under Medicaid, Medicare and other federal and state government-related programs such as TRICARE and the Department of Veterans Affairs, or the VA. As required by Federal regulations, we provide rebates and discounts in connection with these programs.
Our commercial success depends in significant part on the extent to which coverage and adequate reimbursement for these products will be available from third-party payers, including government health administration authorities, private health insurers and other organizations. Third-party payers determine which medications they will cover and establish reimbursement levels. Even if a third-party payer covers a particular product, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payers to reimburse all or part of the costs associated with prescription therapies. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to product acceptance. Further, coverage policies and third-party payer reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
Government authorities and other third-party payers have and are developing methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payers are requiring that therapeutic companies provide them with predetermined discounts/rebates from list prices as a condition of coverage, are using restrictive formularies and preferred therapy lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. Third party payers also are carefully evaluating the medical necessity and cost-effectiveness of medical products and services, in addition to a product's safety and efficacy, which may require us to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products. Further, no uniform policy requirement for coverage and reimbursement for therapies exists among third-party payers in the United States. Therefore, coverage and reimbursement for therapies can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
In addition, it is possible that future legislation in the US and other jurisdictions could be enacted which could potentially influence the coverage and reimbursement rates for our products and also could further impact the levels of discounts and rebates paid to federal and state government entities, as well as commercial payers. Any legislation that influences these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.

There have been a number of enacted or proposed legislative and regulatory changes affecting the healthcare system and pharmaceutical industry that could affect our commercial success. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “PPACA”) a law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Specifically, by way of example, the PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. The IRA, discussed in more detail below, also established new pricing pressures, including government price setting for certain therapies and mandatory rebates on price increases over inflation.
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
Moreover, the Drug Supply Chain Security Act imposes additional obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and alter sales and promotional activities for pharmaceutical products.
There has been increasing legislative and enforcement interest in the United States with respect to therapy pricing practices. Specifically, there have been several recent US Congressional inquiries and numerous proposed and enacted legislation at both the state and federal levels designed to, among other things, bring more transparency to therapy pricing, reduce the cost of prescription therapies under Medicare, expedite generic competition, review the relationship between pricing and manufacturer patient programs, institute therapy re-importation, and reform government program reimbursement methodologies for therapies. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
We expect that the PPACA, the IRA, as well as other federal and state healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any of our products, and could seriously affect our future revenues. In addition, it is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.
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
Also, many states have similar fraud and abuse statutes or regulations, including state anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.
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
Clinical Trials and Marketing Authorization in the European Union
In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD. The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.
The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.
In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

Under European Union regulatory systems, a company may not market a medicinal product without a marketing authorization.
In the EU, medicinal products can only be commercialized after a related marketing authorization (“MA”), has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application (“MAA”), either under a centralized procedure administered by the EMA or one of the procedures administered by the competent national authorities of EU Member States: (i) the national procedure, (ii) the mutual recognition procedure; or (iii) the decentralized procedure. The submission strategy for a given product will depend on the nature of the product, the target indication(s), the history of the product and the marketing plan. The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the European Economic Area (which is comprised of the 27 EU Member States plus Norway, Iceland and Liechtenstein). The centralized procedure is compulsory for certain medicinal products which are produced by biotechnology processes, advanced therapy medicinal products, products which are designated as orphan medicinal products and products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.
Under the centralized procedure, the EMA’s Committee for Human Medicinal Products (“CHMP”) conducts the initial assessment of a product. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the European Commission. If this opinion is favorable, the Commission may then adopt a decision to grant a marketing authorization. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days, excluding clock stops. This is usually when the product targets an unmet medical need and is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.
Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.
The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.
An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).
In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.
An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.
Pediatric Development in the European Union
In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.
An innovator company enjoys a period of “data exclusivity” during which their pre-clinical and clinical trials data may not be referenced in the regulatory filings of another company (typically a generic company) for the same drug substance.
Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.
Orphan Designation in the European Union
In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.
Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.
Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.
Post-authorization Requirements
Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs or the conduct of additional clinical trials or post-authorization safety studies.
In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.
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
Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation which might result from future legislation or administrative action also cannot be predicted with accuracy.
Employees and Human Capital Management
As of January 31, 2024, we had 380 full-time employees, with most of those based in the United States and a small number outside of the United States. We consider the intellectual capital and well-being of our employees to be an important driver of our business and key to our future success. The biopharmaceutical industry is very competitive and we believe that our future success largely depends upon our continued ability to attract, develop and retain highly skilled employees as our operations expand, as well as our continued focus on our culture and patient centricity. Our workforce primarily consists of college-educated workers with experience in the biopharmaceutical industry, many of whom have advanced degrees. Our employees primarily focus on our drug development and commercialization efforts, including sales and general and administrative operational support of those functions. Currently, we rely on third-party contract manufacturers and conduct our discovery research efforts via collaborations and/or contracted third-party engagements. None of our employees in the United States are represented by a labor union or covered by collective bargaining agreements. We consider our current employee relations to be good.
We are committed to creating a multigenerational, multiracial, and multibackground workforce by welcoming each member’s unique experiences, backgrounds and talents and empowering them to reach their highest potential. We desire to have our organization be representative of the communities we aim to serve with our treatments, and we are placing an increased focus on ways in which we can gain greater ethnic and racial diversity within our workforce, as well as other underrepresented groups, both throughout the organization and in leadership roles. We support a number of initiatives that directly impact our human capital, including efforts to further diversity, equity, inclusion and belonging ("DEIB") initiatives within our recruitment, retention and developmental programs, and increase cultural awareness and engagement. We disclose information about our DEIB efforts on our website. Information on our website is not incorporated in this annual report on Form 10-K.
We strive to provide compensation, benefits and support services that help meet the varying needs of our employees. In the United States, our total compensation package includes competitive pay, including opportunities for performance-based bonuses; comprehensive healthcare benefits; paid time off and paid holidays, and the opportunity for equity ownership through our equity incentive plan and our employee stock purchase plan, as well as a suite of wellness focused offerings introduced during the pandemic. We also sponsor a 401(k) plan that includes a discretionary matching contribution. A similar package of benefits is provided to our employees outside of the United States, subject to regional differences.
By focusing on employee retention, engagement and development opportunities, we believe we also improve our ability to support our clinical trials, our pipeline, our business and our operations. We value the growth and professional development of our employees. We do this through clear organizational, team, and individual goal setting, performance measurement, customized professional development, and employee training and development sessions on various topics. Our success also depends on our ability to respond to the needs of employees. We do this by listening to our employees through many avenues, including formal engagement initiatives, such as surveys, as well as informal listening sessions hosted by senior leaders, including our CEO and our human resources department. The response rate for our latest employee engagement survey, which was conducted in November 2023, was 85%. During 2023 we continued to focus on ways to maximize a people-centered, inclusive, and recognition-based company culture, building on initiatives that have been implemented over the last several years. Also during 2023, we continued to enhance our hybrid workforce program that provides a variety of virtual and in-person collaboration opportunities. As we continue to navigate through new ways of working, we take pride in the role we play in helping to ensure our employees are as productive and engaged as possible and their physical and emotional health, well-being and safety remains a key priority. We are committed to providing a safe and healthy working environment for our employees and to avoiding adverse impact to the environment and the communities in which we do business.
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

In September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study. While FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in estimated glomerular filtration rate (eGFR) total and chronic slope versus irbesartan as well as statistical significance in eGFR chronic slope for purposes of regulatory review in the EU., the PROTECT Study narrowly missed statistical significance in eGFR total slope, which was the pre-specified confirmatory endpoint in the U.S. In December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. We plan to submit a supplemental New Drug Application (sNDA) in the first quarter of 2024 for conversion of the existing U.S. accelerated approval of FILSPARI to full approval. However, there is no guarantee that the FDA will accept our sNDA submission for filing, that the FDA's accelerated approval of FILSPARI will continue, or that FILSPARI will receive full approval for IgAN. Further, if the FDA grants full approval of FILSPARI for IgAN, there is no guarantee that the FDA will approve an expanded label. The commercial success of FILSPARI depends on the extent to which patients and physicians accept and adopt FILSPARI for IgAN patients. For example, if the addressable patient population suffering from primary IgAN is smaller than we estimate, if it proves difficult to educate physicians as to the availability and potential benefits of FILSPARI, or if physicians are unwilling to prescribe or patients are unwilling to take FILSPARI, the commercial potential of FILSPARI will be limited. We also do not know how physicians, patients and payers will respond to the pricing of FILSPARI, the confirmatory endpoint data from the Phase 3 PROTECT Study, the results of our ongoing interactions with regulators, and any future publications. Physicians may not prescribe FILSPARI and patients may be unwilling to use FILSPARI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of FILSPARI. If the launch or commercialization of FILSPARI is unsuccessful or perceived as disappointing, the price of our common stock could decline significantly and long-term success of the product and our company could be harmed.
In order to operate our business and increase adoption and sales of our products, we need to continue to develop our commercial organization, including maintaining a highly experienced and skilled workforce with qualified sales representatives.
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
If we are unable to maintain an effective sales force for our products, including the recently expanded sales force for FILSPARI or any other potential future approved products, we may not be able to generate sufficient product revenue in the United States. In addition, until the commencement of our commercial launch in February 2023, no one in our sales force had promoted FILSPARI or any other medicine for the treatment of IgAN patients. We are required to expend significant time and resources to train our sales force to be credible in educating physicians and pharmacists on the benefits of our products. In addition, we must continually train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our products and any additional products we may develop or acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.
We have granted exclusive licenses to third parties for the commercialization of sparsentan in certain territories outside of the United States, including Europe, Australia, New Zealand, Japan, South Korea, Taiwan and the ASEAN member states. If these third parties do not effectively engage or maintain their sales force for sparsentan if approved in the applicable territories, our ability to recognize milestone payments and royalties from the sales in such territories will be adversely affected.
We will need to continue to expend significant time and resources to train our sales forces to be credible in discussing our products with the specialists treating the patients indicated under the product’s label. In addition, if we are unable to effectively train our sales force and equip them with effective marketing materials our ability to successfully commercialize our products could be diminished, which would have a material adverse effect on our business, results of operations and financial condition.

We are dependent on third parties for the successful commercialization of sparsentan in certain key territories outside of the United States, if approved, and such third parties' commercialization efforts may fail to meet our expectations. We may not be able to establish additional collaborations or other arrangements for sparsentan in other territories, which may adversely impact our ability to generate product revenue in additional jurisdictions.
We have granted exclusive licenses to third parties for the commercialization of sparsentan in certain territories outside of the United States, including Europe, Australia, New Zealand, Japan, South Korea, Taiwan and the ASEAN member states. Consequently, the commercial success of sparsentan in these territories will depend in significant part on the efforts of such third parties, over which we will have limited control. In August 2022, Vifor Pharma Group was acquired by CSL Limited, parent company to CSL Behring and is now operating under the brand CSL Vifor. We do not currently know what effect, if any, this acquisition will ultimately have on our relationship with CSL Vifor. While our agreement with CSL Vifor remains in place following the acquisition, there is no guarantee that our collaboration with CSL Vifor will not be affected, adversely or otherwise, by the change in ownership. Moreover, in connection with the acquisition of CSL Vifor and related restructuring, substantially less resources could be devoted to the commercialization of sparsentan in the territories licensed to CSL Vifor, or such efforts could be discontinued entirely. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell sparsentan in territories outside of the United States, if approved, our ability to generate product revenue outside of the United States may be limited.
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
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Our product Thiola, and products from which we may receive milestone payments including Cholbam and Chenodal, are subject to immediate competition from compounded and generic entrants, as the ANDA and/or NDA for these drug products have no remaining or current patent or non-patent exclusivity. In April 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and an additional generic option of the original formulation of Thiola (tiopronin tablets) was approved in June 2022 and during the year ended December 31, 2022, we experienced a decrease in total net product revenues compared to the year ended December 31, 2021, which was due in part to competition from generic tiopronin tablets (100 mg version of the original formulation). Additional generic versions of Thiola may be approved in the future. In February 2023, August 2023 and January 2024, generic versions of Thiola EC (100 mg and 300 mg) were approved by the FDA. Our future net product revenues from Thiola and/or Thiola EC may be materially impacted by competition from existing or additional generic versions of Thiola or Thiola EC.
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
We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives, litigation or investigation. However, it is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. We have provided samples to certain generic manufacturers.

If additional generic versions of Thiola or Thiola EC, any generic versions of FILSPARI following the expiration of patent or regulatory exclusivity for the product, or generic versions of any other current or future products are approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on our revenue and profitability. If generic versions of Cholbam or Chenodal are approved, our potential to receive milestone payments from the sale of our bile acid product portfolio may be negatively impacted. In addition, the defense of litigation and response to investigation requests could result in substantial costs, reputational impact, and the diversion of management attention and resources.
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
In October 2022, our licensor, Mission Pharmacal Company, was granted a patent covering the treatment of cystinuria by administering Thiola EC with food (US Patent No. 11,458,104, “the ‘104 patent”) and listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the "Orange Book"). Following Mission’s listing of the '104 patent in the Orange Book, and as of December 31, 2023, Mission has received three paragraph IV notice letters from three generic manufacturers notifying Mission that each has filed an ANDA seeking approval of a proposed generic version of Thiola EC (tiopronin) 100 mg and 300 mg oral tablets before expiration of the '104 patent and asserting that the '104 patent is not infringed and/or is invalid, with each such ANDA having been filed prior to the granting and listing of the ‘104 patent. The ANDAs filed by Par Pharmaceutical Inc. (Par) and Amneal EU, Limited (Amneal) for generic versions of Thiola EC (100 mg and 300 mg) were approved by the FDA in February and August 2023, respectively. Under our agreement with Mission, we have the right to enforce the '104 patent. We and Mission have entered into agreements with each of Par and Amneal in order to settle patent invalidity and infringement disputes related to the '104 patent and providing for a license entry date of April 1, 2026 for their generic versions of Thiola EC (100mg and 300mg), or earlier under certain circumstances.
There is no guarantee that the ‘104 patent will withstand any challenge at the Patent and Trademark Office or in litigation, if initiated. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome. If we determine not to pursue patent litigation or the patent is not upheld in litigation or administrative review or if a generic competitor is found not to infringe this patent, the resulting generic competition will likely negatively affect our business, financial condition and results of operations. Following the FDA’s approval in January 2024 of an ANDA for a generic version of Thiola EC (100 mg and 300 mg), Thiola EC is subject to immediate generic competition.
Healthcare reform initiatives, unfavorable pricing regulations, and changes in reimbursement practices of third-party payers or patients' access to insurance coverage could affect the pricing of and demand for our products.
The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our current product candidates or any future product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell sparsentan, pegtibatinase, or any other product candidate for which we obtain marketing approval.
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
Economic, social, and congressional pressure may result in individuals and government entities increasingly seeking to achieve cost savings through mechanisms that limit coverage or payment for our products. For example, state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and are requiring prior authorization for use of drugs. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

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
We have no manufacturing capabilities and rely on third-party manufacturers who are sole source suppliers for manufacturing of FILSPARI and Thiola. The facilities used by our third-party manufacturers must be approved by the FDA and comparable foreign regulatory authorities. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. Because we are ultimately responsible for ensuring that our API and finished products are manufactured in accordance with cGMP regulations and similar regulatory requirements outside the United States, it is critical that we maintain effective management practices and oversight with respect to our third-party manufacturers, including routine auditing. If our third-party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.
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
Outside the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly EU Member States and EFTA countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time (6 to 12 months or longer) after the receipt of marketing approval for a product. The EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status.
Moreover, to obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidate to other available therapies. This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we or our partners are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we or our partners may successfully develop and for which we or our partners may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
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
Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs, providing eligibility for orphan drug exclusivity upon regulatory approval if certain jurisdictional-specific conditions are met. For example, FILSPARI has been granted orphan drug designation for the treatment of IgAN and has been awarded seven years of orphan drug exclusivity in the United States to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a urinary protein-to-creatinine ratio ("UPCR") ≥1.5 gram/gram. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug designation in the United States and the EU for sparsentan for the treatment of IgAN and FSGS and for pegtibatinase for the treatment of HCU, we may not be able to maintain it in the EU and the orphan drug designation may not result in orphan drug exclusivity in the United States for FSGS or the EU if approved. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
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
•regulators, institutional review boards or ethics committees may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•the FDA or any non-United States regulatory authority may impose conditions on us regarding the scope or design of our clinical trials or may require us to resubmit our clinical trial protocols to institutional review boards or ethics committees for re-inspection due to changes in the regulatory environment;
•the number of patients required for our clinical trials may be larger than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;
•our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;
•we might have to suspend, vary or terminate one or more of our clinical trials if we, regulators or institutional review boards or ethics committees determine that the participants are being exposed to unacceptable health risks;
•regulators, institutional review boards or ethics committees may require that we hold, suspend, vary or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

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
Conducting clinical trials effectively in pursuit of regulatory approval requires significant resources, and the costs of conducting clinical trials varies depending on a number of factors, including the dosage of the study therapy, trial size and duration. These costs may prove greater than we originally anticipated, which may result in us choosing to abandon or forgo clinical trials that we deem clinically promising as we actively strategize over time with respect to the allocation of our resources.
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
For example, in our pivotal Phase 3 DUPLEX Study of sparsentan in FSGS, although we achieved the pre-specified interim FSGS partial remission of proteinuria endpoint after 36 weeks of treatment, the study did not achieve the primary efficacy eGFR slope endpoint over 108 weeks of treatment. While we intend to continue to engage with the FDA to explore a potential path forward for a supplemental New Drug Application (sNDA) in the U.S. and work with our collaborator CSL Vifor to engage with the European Medicines Agency ("EMA") to also explore a potential regulatory path forward in FSGS in the EU based on the DUPLEX data, there is no guarantee that we will be able to establish a pathway to a potential submission of sparsentan for FSGS based on the results from the DUPLEX Study, that the FDA and/or EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS.
Also, in our pivotal Phase 3 PROTECT Study of sparsentan in IgAN, although we achieved the pre-specified primary efficacy proteinuria endpoint after 36 weeks of treatment, and after 110 weeks of treatment, FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in estimated glomerular filtration rate (eGFR) total and chronic slope versus irbesartan, the study narrowly missed statistical significance in eGFR total slope while achieving statistical significance in eGFR chronic slope for purposes of regulatory review in the EU. In December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. We plan to submit a supplemental New Drug Application (sNDA) in the first quarter of 2024 for conversion of the existing U.S. accelerated approval of FILSPARI to full approval. However, there is no guarantee that the FDA will accept our sNDA submission for filing, that the FDA's accelerated approval of FILSPARI will continue, or that FILSPARI will receive full approval for IgAN. Furthermore, if the FDA grants full approval for FILSPARI for IgAN, there is no guarantee that the FDA will approve an expanded label.
We may not be able to initiate or continue clinical trials in the rare diseases on which we are focused if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or foreign regulatory authorities. In addition, as other companies and researchers may be concurrently developing therapies for the same or similar indications that we are focused on, we could face competition for a limited number of patients, investigators and clinical trial sites willing to participate in clinical trials. Our inability to enroll and maintain a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful.
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, while we saw trends in favor of sparsentan in the two-year confirmatory endpoint analysis in the DUPLEX Study in FSGS, the positive eGFR results from the open-label portion of the DUET study of sparsentan in FSGS were not replicated in the Phase 3 clinical trial with statistical significance. Similarly, while the Phase 3 PROTECT Study of FILSPARI in IgAN demonstrated long-term kidney function preservation in IgAN and met the endpoint for eGFR chronic slope for the purposes of regulatory review in the EU, and all topline efficacy endpoints favored FILSPARI as compared to the active control (irbesartan), the study narrowly missed statistical significance with respect to the eGFR total slope endpoint. Similarly, the positive nonclinical data we have seen from pegtibatinase being tested in a mouse model of homocystinuria and the positive topline results we reported in December 2021 and May 2023 from the ongoing Phase 1/2 clinical trial of pegtibatinase may not be replicated in future studies. We cannot assure that any current or future clinical trials of sparsentan or pegtibatinase will ultimately be successful. Before obtaining regulatory approval to conduct clinical trials of our product candidates, we must conduct extensive nonclinical tests to demonstrate the safety of our product candidates in animals. Nonclinical testing is expensive, difficult to design and implement, and can take many years to complete. In addition, during the clinical development process, additional nonclinical toxicology studies are routinely conducted concurrently with the clinical development of a product candidate. If any of our product candidates show unexpected findings in concurrent toxicology studies, we could experience potentially significant delays in, or be required to abandon, development of that product candidate. A failure of one or more of our nonclinical studies can occur at any stage of testing.
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
In 2018 we initiated the Phase 3 DUPLEX Study and the Phase 3 PROTECT Study. We initiated the DUPLEX Study and the PROTECT Study under the Subpart H pathway for potential accelerated approval in the United States, and potential conditional marketing authorization in the EU, in both jurisdictions based on change in proteinuria. Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints.
In February 2023, the FDA granted accelerated approval to FILSPARI (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram. In September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study. While FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in estimated glomerular filtration rate (eGFR) total and chronic slope versus irbesartan as well as statistical significance in eGFR chronic slope for purposes of regulatory review in the EU, the PROTECT Study narrowly missed statistical significance in eGFR total slope, which was the pre-specified confirmatory endpoint in the U.S. In December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. We plan to submit a supplemental New Drug Application (sNDA) in the first quarter of 2024 for conversion of the existing U.S. accelerated approval of FILSPARI to full approval. However, there is no guarantee that the FDA will accept our sNDA submission for filing, that the FDA's accelerated approval of FILSPARI will continue, or that FILSPARI will receive full approval for IgAN. In January 2024, we announced that, following submission of the two-year results from the PROTECT Study of FILSPARI in IgAN and a corresponding procedural review clock-stop, we and our collaborator CSL Vifor anticipate an opinion by the Committee for Medicinal Products for Human Use (CHMP) on our conditional marketing authorization (CMA) application for sparsentan for the treatment of IgAN in the EU in the first quarter of 2024. There is no guarantee that sparsentan will be approved for the treatment of IgAN in the EU, or that our timelines will not be delayed notwithstanding the availability of an expedited regulatory review pathway.
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
In December 2023, we initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce total homocysteine (tHcy) levels. Topline results from the HARMONY Study are expected in 2026. Although the FDA has granted Fast Track and Breakthrough Therapy designations to pegtibatinase for the treatment of HCU, there is no guarantee that our pivotal Phase 3 Harmony Study will be successful or that pegtibatinase will be approved for HCU in the future, on an expedited timeline or at all.
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
Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular therapy, therapeutic candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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
•refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension, variation or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•harm to our reputation.
For example, we have certain post-marketing requirements and commitments associated with FILSPARI. Further, we face risks relating to those post-marketing obligations, as well as the commercial acceptance of FILSPARI. If the regulatory approval for FILSPARI and/or Thiola are withdrawn for any reason, it would have a material adverse impact on our sales and profitability. Furthermore, if the regulatory approval for Chenodal and/or Cholbam are withdrawn for any reason, it would reduce the chance that we will receive any or all of the milestone payments from the sale of our bile acid product portfolio in August 2023.
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
•the pricing of our product candidates;
•the relative convenience and ease of administration;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support and timing of market introduction of competitive products;

•publicity concerning our products or competing products and treatments; and
•sufficient third-party insurance coverage and reimbursement.
As part of the NDA review process for sparsentan for IgAN, the FDA required us to include a REMS and a boxed warning on the label regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for other approved endothelin antagonists, and a REMS and boxed warning on the label for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. As part of the liver monitoring REMS, monthly monitoring of each patient is required for the first year the patient is on treatment, and quarterly thereafter. While we have taken efforts to streamline the REMS with the cadence of typical patient monitoring and have implemented convenience-focused features within the REMS program, the existence of monthly liver monitoring has the potential to be viewed as an impediment to prescribing FILSPARI. Also, while we intend to utilize our continued clinical trial experience with FILSPARI and post-marketing data gathering commitment to potentially support modifying or lifting of the liver monitoring REMS in the future following sufficient experience with FILSPARI and if supported by the data, there is no guarantee that the data will support this endeavor, or even if we believe it does, that the FDA will agree with it.
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
•regulatory authorities may withdraw, suspend or vary their approval of the product; and
•we may be required to change the way the product is administered or conduct additional clinical trials.

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
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We do not have, and do not expect to obtain, patent protection for the original formulation of Thiola. Additionally, although we have a license to a granted U.S. patent covering the treatment of cystinuria by administering Thiola EC with food (U.S. Patent No. 11,458,104, "the '104 patent”), as well as a pending U.S. patent application directed to Thiola EC, we do not know whether the pending U.S. patent application or any future patent application will result in a granted patent covering Thiola EC. More generally, we may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. In addition, in certain circumstances with respect to method of use patents, an ANDA applicant may certify that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. On January 30, 2024, the FDA approved Torrent Pharmaceuticals Limited’s (Torrent) ANDA for Thiola EC (100mg and 300mg), and accordingly, Thiola EC is now subject to immediate generic competition. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
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
We expect to rely on orphan drug exclusivity for sparsentan and potential future product candidates that we may develop. Orphan drug status currently confers seven years of marketing exclusivity in the United States under the FDC Act, and up to ten years of marketing exclusivity in the EU for a particular product in a specified indication or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. The FDA and European Commission have granted orphan designation for sparsentan for the treatment of IgAN and FSGS, and pegtibatinase for the treatment of homocystinuria. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling these molecules for the same indication beyond these time frames. Furthermore, in the EU, orphan drug status is re-evaluated in connection with the marketing authorization review process and a product candidate must re-qualify as of such time in order to maintain orphan drug status and benefit from the potential regulatory exclusivity periods related to marketing authorizations granted to orphan products. The period of market exclusivity in the EU may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) the applicant consents to a second original orphan medicinal product application, (ii) the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.
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
Any therapies we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our therapies. Additionally, we are currently unable to predict what additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business.
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
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and therapeutic industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell therapeutics. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render our products and product candidates noncompetitive. Furthermore, competitors could enter the market with generic versions of our products. For example, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in May 2021 and a second 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in June 2022. Also, as of February 1, 2024, three generic options for the 100 mg and 300 mg versions of Thiola EC have been approved by the FDA.
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
Our contract manufacturers are required to adhere to FDA regulations setting forth cGMP and comparable foreign regulatory authority requirements. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize. Our manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our manufacturers are subject to unannounced inspections by the FDA, state regulators and similar regulators outside the United States to monitor and ensure compliance with cGMP. We are ultimately responsible for ensuring that our API and finished products are manufactured in accordance with cGMP regulations and similar regulatory requirements outside the United States, and it is therefore critical that we maintain effective management practices and oversight with respect to our third-party manufacturers, including routine auditing. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect regulatory approval and supplies of our product candidates.

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
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our nonclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, inflation and global supply chain disruptions, as well as past disruptions related to COVID-19 and potential future disruptions related to a future health epidemic or pandemic, wars, armed conflicts, and global geopolitical tension, including between the U.S. and China, have had and may continue to have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our nonclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, in 2021 a membrane used in pegtibatinase drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing processes. While our contingency plans enabled us to initiate the Phase 3 study of pegtibatinase on our desired timeline, there is no guarantee that we will not continue to face supply challenges or shortages of other materials necessary to manufacture pegtibatinase or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.
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
We have experienced significant growth over the past five years in the number of our employees and the scope of our operations. We have expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. We have also expanded our operations in connection with the commercial launch of FILSPARI in the United States, including by adding additional members to our sales force. To appropriately manage for our future, we must continue to implement and improve our managerial, operational and financial systems, continue to recruit, train and retain qualified personnel as needed, and successfully integrate any changes into our existing business. To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical, commercial and management personnel, and we face significant competition for experienced personnel.
Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit, train and retain qualified personnel, including in connection with the ongoing commercial launch of FILSPARI in the United States. The management of changes to our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth or other changes in our organization could delay the execution of our business plans or disrupt our operations.

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
Moreover, though we generate revenues from product sales arrangements, we may incur significant operating losses over the next several years. Our ability to achieve profitable operations in the future will depend in large part upon successful in-licensing of products approved by the FDA, selling and manufacturing these products, completing development of our products, obtaining regulatory approvals for these products, and bringing these products to market. The likelihood of the long-term success of our company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new therapeutics, competitive factors in the marketplace, as well as the regulatory environment in which we operate.
In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.
We depend on a highly experienced and skilled workforce to grow and operate our business. If we are unable to attract, retain and engage our employees, we may not be able to grow effectively.
The execution of our strategic objectives and future success will depend upon our continued ability to identify, hire, develop, motivate and retain a highly qualified workforce. We depend on contributions from our employees, and, in particular, our senior management team, to execute efficiently and effectively. Our success further depends on our ability to attract, retain and motivate highly skilled mid-level and senior managers as well as team members at various levels in the scientific, development, medical and commercial areas of the business, particularly in connection with our ongoing commercial launch of FILSPARI in the United States.
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
The timelines and conduct of our ongoing clinical trials previously have been affected by COVID-19 and we may experience similar delays or interruptions due to other health epidemics or pandemics in the future. For example, in 2020 we experienced a reduction in the rates of patient enrollment in our ongoing clinical trials as a result of the COVID-19 pandemic. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business, which could adversely impact our business and operating results.
Our strategic reorganization and the associated workforce reduction may not result in the level of savings that we currently anticipate, could result in costs and expenses that are greater than expected, and could disrupt our business.
In December 2023, we announced a strategic reorganization including an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. There is a chance that we will not realize the level of savings and improvements in our cost structure that we currently anticipate, and there may be unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition would be adversely affected. Furthermore, our strategic reorganization may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.
We will likely experience fluctuations in operating results and could incur substantial losses.
We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and nonclinical development activities. We anticipate that certain of our expenses will continue to increase, depending on factors including but not limited to: the continuation and cost of our clinical trials and the research and development of additional product candidates; the costs involved in seeking and obtaining marketing approvals for our products, and in maintaining quality systems standards for our products; the timing of, and costs involved in, commercial activities, including product marketing, sales and distribution, costs related to our operational, financial, and management information systems and personnel, including personnel to support product development efforts and our obligations as a public company.
To attain and sustain profitability, we must succeed in developing and commercializing therapies with significant market potential. This will require us to be successful in a range of challenging activities, including the discovery of product candidates, successful completion of nonclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may not be successful enough in these activities to generate revenues that are substantial enough to recoup the expenses we have expended in conducting these activities to achieve profitability. Pursuant to the Ligand License Agreement, we are obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of FILSPARI and any other products containing sparsentan or related compounds, which will impact our potential future profit from the commercialization of FILSPARI in the United States and sparsentan for the treatment of IgAN in the EU, if approved, as well as sparsentan for the treatment of FSGS, if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become or remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock may also cause a loss of a part or all of your investment.
Negative publicity regarding any of our products could impair our ability to market any such product and may require us to spend time and money to address these issues.
If any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to consumers and/or subject to FDA or comparable foreign regulatory authority enforcement action, our ability to successfully market and sell our products could be impaired. Because of our dependence on patient and physician perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products or any similar products distributed by other companies could limit the commercial potential of our products and expose us to potential liabilities.
We may not have sufficient insurance to cover our liability in any current or future litigation claims either due to coverage limits or as a result of insurance carriers seeking to deny coverage of such claims.
We face a variety of litigation-related liability risks. Our certificate of incorporation, bylaws, other applicable agreements, and/or Delaware law require us to indemnify (and advance expenses to) our current and past directors and officers and employees from reasonable expenses related to the defense of any action arising from their service to us, including circumstances under which indemnification is otherwise discretionary. While our directors and officers are included in a director and officer liability insurance policy, which covers all our directors and officers in some circumstances, our insurance coverage does not cover all of our indemnification obligations and may not be adequate to cover any indemnification or other claims against us. In addition, the underwriters of our present coverage may seek to avoid coverage in certain circumstances based upon the terms of the respective policies. If we incur liabilities that exceed our coverage under our directors and officers insurance policy or incur liabilities not covered by our insurance, we would have to self-fund any indemnification amounts owed to our directors and officers and employees in which case our results of operations and financial condition could be materially adversely affected. Further, if D&O insurance becomes prohibitively expensive to maintain in the future, we may be unable to renew such insurance on economic terms or unable to renew such insurance at all. The potential lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business.
We may need substantial funding and may be unable to raise capital when needed.
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct later-stage clinical trials of our product candidates. In addition, in connection with the commercial launch of FILSPARI in the United States, we have begun to incur significant commercialization expenses and expect to continue to incur significant commercialization expenses for FILSPARI and any other future approved products, including for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. Our expenses have and may continue to increase as a result of increasing inflation in the United States and abroad. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. General market conditions, including high interest rates and stock price volatility, actual or anticipated bank failures, and ongoing issues arising global geopolitical tensions, including the wars and other armed conflicts, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all.
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
•increases or decreases in revenue from our marketed products, including decreases resulting from generic entrants or health epidemics or pandemics;
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
•general economic, industry and market conditions, including the impacts thereon of inflation and high interest rates, actual or anticipated bank failures, wars, armed conflicts and global geopolitical tensions;
•results of clinical trials conducted by others on therapies that would compete with our product candidates;
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
On July 16, 2023, we entered into a definitive asset purchase agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. (“Mirum”), pursuant to which we agreed to sell to Mirum, subject to the terms of the Purchase Agreement, our bile acid product portfolio including Chenodal and Cholbam (also known as Kolbam) (the “Products”). The closing of the transaction occurred on August 31, 2023. A portion of the consideration for the sale is in the form of milestone payments that will only be payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Products (the “Milestone Events”). There is a risk that any or all of the Milestone Events might not be achieved and that any or all of the consideration tied to the achievement of the Milestone Events might not be received.
We may be unable to successfully integrate new products or businesses we may acquire.
We may in the future expand our product pipeline by pursuing acquisition of pharmaceutical products. If an acquisition is consummated, the integration of the acquired business, product or other assets into our company may also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

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
We are subject to significant ongoing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the manufacture, quality control, labeling, packaging, safety surveillance, adverse event reporting, storage and recordkeeping for our products are subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with any of our products, a regulatory authority may impose restrictions on our products, our contract manufacturers or us. If we, our products and product candidates, or the manufacturing facilities for our products and product candidates fail to comply with applicable regulatory requirements, a regulatory authority, including the FDA, may send enforcement letters, mandate labeling changes, suspend, vary or withdraw regulatory approval, suspend, vary or terminate any ongoing clinical trials, refuse to approve pending applications or supplements filed by us, suspend or impose restrictions on manufacturing operations, request a recall of, seize or detain a product, seek criminal prosecution or an injunction, or impose civil or criminal penalties or monetary fines. In such instances, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits.
We are also subject to regulation by supranational, national, regional, state and local agencies and regulatory authorities, including but not limited to the FDA, the Centers for Medicare & Medicaid Services ("CMS"), Department of Justice, the Federal Trade Commission, the HHS Office of Inspector General and other regulatory bodies. The FDC Act, Social Security Act, Public Health Service Act and other federal and state statutes and regulations, and comparable foreign regulatory acts, govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including nonclinical testing, clinical research, approval, production, labeling, sale, distribution, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government health care programs. Our manufacturing partners are subject to many of the same requirements.
Companies may not promote drugs for “off-label” uses—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory authorities. However, a company may share truthful and not misleading information that is otherwise consistent with the product’s labeling. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged.
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
We are also subject to foreign requirements comparable to those established above. Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
Securing FDA approval requires the submission of extensive nonclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and successful inspection of manufacturing facilities by, the FDA. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. Comparable requirements are applicable outside the United States.
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
•failure of the third-party manufacturers with which we contract for clinical or commercial supplies to satisfactorily complete an FDA or comparable foreign regulatory authority pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s cGMP regulations or comparable foreign regulatory authority requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•a change in the approval policies or regulations of the FDA or comparable regulatory authorities or a change in the laws governing the approval process.
The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and non-United States regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved product not commercially viable. Any FDA or other regulatory approval of our product candidates, once obtained, may be suspended, varied or withdrawn, including for failure to comply with regulatory requirements or if clinical or manufacturing problems follow initial marketing.
We are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
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
Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices, and afford California residents certain privacy rights related to their personal data, such as those noted below. The CCPA allows for fines for noncompliance (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA (like other U.S. comprehensive privacy laws) exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the state and local levels, and we expect more jurisdictions to pass similar laws in the future.
We may also be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. California also recently passed a law protecting privacy of abortion-related records and other reproductive healthcare services.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, since we obtain consumer information from third parties through various methods. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (EU GDPR and UK GDPR, collectively "GDPR"), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, the GDPR imposes significant and complex burdens on processing personal data, particularly for processing “special category personal data” (such as personal data related to health and genetic information), which could be relevant to our operations in the context of our conduct of clinical trials and is of interest to relevant regulators. Under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, or 4% of annual global revenue, whichever is greater. Further, under the GDPR, individuals may initiate litigation related to processing of their personal data, as well as consumer protection organizations authorized at law to represent data subjects' interests.
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border transfer laws, which could make it more difficult to transfer information across jurisdictions or prevent us from conducting business in certain countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU Standard Contractual Clauses ("EU SCCs"), the UK’s International Data Transfer Agreement / International Data Transfer Addendum to the EU SCCs, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the applicable frameworks), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on the Data Privacy Framework to lawfully transfer personal data to the United States.
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
Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including proceedings against us by governmental entities or others. If we or any of our partners fail to comply or are perceived to have failed to comply with applicable obligations, we or they could be subject to a range of regulatory actions, litigation (including class actions), or mass arbitration demands that could affect our or our partners' ability to commercialize our products and conduct necessary research and development, and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any threatened or actual government enforcement action or litigation could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Compliance with applicable federal, state, and foreign laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include significant criminal fines, civil monetary penalties, administrative penalties, disgorgement, exclusion from participation in federal health care programs, individual imprisonment, injunctions, recall or seizure of products, total or partial suspension of production, reputational harm, administrative burdens, interruption or cessation of clinical trials, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings, and the curtailment or restructuring of our operations, and other sanctions. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Moreover, clinical trial subjects and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our commercial operations, clinical trials or other operations; harm to our reputation; loss of revenue or profits; loss of sales and other adverse consequences.
In the ordinary course of our business, we and our third-party service providers may process proprietary, confidential, and sensitive data, including personal data (such as health-related data and data related to our clinical trials), intellectual property, and trade secrets (collectively, sensitive information).
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists", organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. For example, we have third parties upon which we rely to support our business located in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including in Israel, where businesses have experienced an increase in cyberattacks in relation to the Israel/Hamas conflict. We and the third parties upon which we rely may be subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, ability to provide our products, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Additionally, hybrid and remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely upon third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We also rely on third parties to provide certain products, including active pharmaceutical ingredients, to operate our business, including in China. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if the third parties upon which we rely fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. We may share or receive sensitive information with or from third parties.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
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
Applicable data security and public company disclosure obligations may require us to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators and investors. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss and other similar harms. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of customer, investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of us or our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.
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
Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years of research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, in future years we may experience a material decrease in our cash flows from operations and an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States and our overall net operating loss position.
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.
Under current law, our federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2023, we had federal NOLs of $154.3 million. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We completed a study to analyze whether any ownership changes occurred through March 31, 2023, and determined no ownership changes occurred. We are in the process of updating our analysis of owner shifts to determine whether an ownership change occurred since March 31, 2023. It is possible that we have experienced an ownership change in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
Changes in funding for the FDA, the SEC and other government agencies or regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if the FDA or EDA experience resource constraints, it could significantly impact the ability of the applicable regulatory agency to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Comparable considerations may be applicable in relation to foreign regulatory authorities.
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
The United Kingdom’s (“UK”) withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.
Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through UK national authorization procedures in Great Britain.
The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedures which entered into application on January 1, 2024. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.
There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our third-party manufacturers, CROs and other contractors and consultants, could be subject to disruptions resulting from earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics or pandemics, wars and other geopolitical conflicts, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
In addition, we rely on third-party manufacturers, some of whom are located in China, to manufacture API for FILSPARI and certain of our product candidates. Any disruption in production or inability of our manufacturers in China to produce or ship adequate quantities to meet our needs, whether as a result of a natural disaster or other causes (such as staffing shortages, or a health epidemic or pandemic), could impair our ability to meet commercial demand for FILSPARI, to operate our business on a day-to-day basis and to continue our research and development of our product candidates. In addition, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments (such as tariffs on chemical intermediates we use that are manufactured in China), political unrest or unstable economic conditions in China. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position.

We have previously identified a material weakness in our internal control over financial reporting. If additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could adversely affect our stock price and result in an inability to maintain compliance with applicable stock exchange listing requirements.
We previously concluded that there was a matter that constituted a material weakness in our internal control over financial reporting that has since been remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As disclosed under Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, there was a material weakness in our internal control over financial reporting as of December 31, 2022 because we did not design effective controls and procedures to evaluate the accounting for a certain pre-launch inventory contract affecting the timing of recognition of research and development expense. As a result of the material weakness, we added controls for the timely accounting evaluation of research and development contracts that were intended to ensure appropriate expense recognition of certain pre-launch inventory. As of December 31, 2023, the material weakness had been remediated.
If additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, or if we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures for any reason, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses and negatively impact the price of our common stock. In addition, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Furthermore, investor perceptions of our company may suffer as a result of the previous material weakness or any future material weakness in our internal controls, and this could cause a decline in the market price of our stock. Any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results, result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm, and harm our reputation.
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
We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
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
As of December 31, 2023, we had approximately $385 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
The global credit and financial markets have experienced extreme volatility and disruptions, including as a result of inflation and high interest rates, bank failures, wars, armed conflicts and global geopolitical tension, and may experience disruptions in the future. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to patients and clinical trials (“Information Systems and Data”).
Various members of our management team, IT department and other employees, including but not limited to the individuals on our cybersecurity incident management team, help identify, assess and manage our cybersecurity threats and risks. We manage, identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example: through the use of automated tools, including but not limited to tools for monitoring, geolocation, remote wiping, threat detection, intrusion detection and prevention (including through the use of machine learning, a form of artificial intelligence), patch management, distributed denial of service (DDoS) protection and forensics; conducting (directly or through third parties) regular audits and threat assessments for internal and external threats; subscribing to reports and services that identify cybersecurity threats; analyzing reports of threats and actors; conducting vulnerability assessments to identify vulnerabilities; evaluating our and our industry’s risk profile; conducting tabletop incident response exercises; and evaluating threats reported to us.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plans and procedures, disaster recovery/business continuity plans, risk assessments, implementation of security standards and certifications, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, vendor risk management program, employee training and penetration testing.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of our enterprise risk management program, and members of our management team, IT department and other relevant team members work together to prioritize our risk management processes, mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and report regularly to our board of directors on cybersecurity matters.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example managed cybersecurity service providers, threat intelligence service providers, dark web monitoring services, and other cybersecurity software providers.
We use third-party service providers to perform a variety of functions throughout our business, including but not limited to application providers, hosting companies, contract manufacturing organizations and contract research organizations. We have a vendor management program to oversee, identify and manage cybersecurity risks associated with our use of these providers. The program includes a risk assessment for vendors that may include, depending on the vendor and nature of services being performed, security questionnaires, review of the vendor's written security program, review of security assessments, audits and reports, vulnerability scans related to the vendor, security assessment calls with the vendor's security personnel, and the imposition of certain contractual obligations on the vendor, among other elements, in accordance with the processes outlined in our internal vendor selection, management, and oversight process policy and other internal guidelines. More specifically, the level of assessment may depend on the following: the nature of the services provided and the data the vendors may collect, retain, and utilize, the sensitivity of the Information Systems and Data at issue, and the identity of the provider.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor captioned “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our commercial operations, clinical trials or other operations; harm to our reputation; loss of revenue or profits; loss of sales and other adverse consequences.”
Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function.
Our cybersecurity risk assessment and management processes are implemented and maintained by various members of our management team, IT department and other employees, including but not limited to the individuals on our cybersecurity incident management team, which includes individuals who have a diverse combination of relevant expertise, experience, education and training, with representation from our IT, legal, human resources, compliance, risk and privacy functions, among others. Our team includes individuals with relevant experience in enterprise risk management and disclosure controls and procedures. Additionally, certain members of our IT department have experience managing cybersecurity programs and are specifically assigned cybersecurity oversight.
Certain members of our management team and IT department are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including in some cases to our executive team. Our cybersecurity incident management team, and other individuals as needed, work to help us mitigate and remediate cybersecurity incidents of which we are notified. In addition, our incident response processes include a procedure for reporting certain cybersecurity incidents to the board of directors.
The board of directors receives regular reports from management concerning our cybersecurity risk management program. The board also receives various summaries and/or presentations related to cybersecurity threats, risks and mitigation.
Commencing in 2024, our Nominating / Corporate Governance Committee is taking the lead on behalf of the board of directors on oversight of our cybersecurity risk management program.
ITEM 2.    PROPERTIES
We lease the following locations to conduct our business:

Location	Address	Lease Expiration	Square Feet
San Diego, California	3611 Valley Centre Drive, Suite 300	August 31, 2028	103,677
Dublin, Ireland	3 Mount Street Crescent, 2nd Floor	September 30, 2027	1,960
We believe these facilities are adequate to conduct our business.
For additional information regarding our lease agreements, see Note 18 of the Consolidated Financial Statements included in this report.
ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to the Notes to the Consolidated Financial Statements--Note 11 Commitments and Contingencies: Legal Proceedings in Item 15 of this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed for quotation on the Nasdaq Global Market under the trading symbol “TVTX” and is part of the Nasdaq Biotechnology Index (Nasdaq: NBI).
As of February 15, 2024, we had approximately 175 holders of record of our common stock.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Travere Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis of our financial condition and results of operations for 2023 as compared to 2022 are discussed below and should be read in conjunction with our audited Consolidated Financial Statements, including the notes thereto. For a discussion of our financial condition and results of operations for 2022 as compared to 2021, except as set forth below, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K, which discussion is incorporated by reference herein.
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney and metabolic diseases. Our approach centers on advancing our innovative pipeline with multiple late-stage clinical programs targeting rare diseases with significant unmet medical needs. Upon approval of any of our late-stage programs, we intend to leverage the skills of our talented commercial organization which has successfully identified, supported and treated patients prescribed our approved products over the last ten years.
FILSPARI® (sparsentan)
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
This indication was granted under accelerated approval based on reduction in proteinuria. The continued approval of FILSPARI may be contingent upon confirmation of a clinical benefit in the Phase 3 PROTECT Study. As described in more detail below, in September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study, and in December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. Following our regulatory engagement, we plan to submit a supplemental New Drug Application (sNDA) in the first quarter 2024 for conversion of the existing U.S. accelerated approval of FILSPARI to full approval.
FILSPARI, a once-daily, oral medication is designed to selectively target two critical pathways in the disease progression of IgAN (endothelin 1 and angiotensin-II) and is the first and only non-immunosuppressive therapy approved for the treatment of this condition.
FILSPARI is a dual endothelin angiotensin receptor antagonist (DEARA). Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. Sparsentan has been granted Orphan Drug Designation for the treatment of IgAN in the U.S. and the EEA and FILSPARI has been granted seven years of Orphan Drug Exclusivity in the U.S. for the reduction of proteinuria in adults with primary IgAN at risk of rapid disease progression.
IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of up to 150,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to kidney failure within 15 years. FILSPARI is the first and only non-immunosuppressive therapy approved for this condition. We estimate approximately 30,000 to 50,000 patients in the United States to be addressable under FILSPARI's accelerated approval indication statement.
Data to support the accelerated approval of FILSPARI was generated from the Phase 3 PROTECT Study, the largest head-to-head interventional study to date in IgAN. It is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial that evaluated the safety and efficacy of 400mg of sparsentan, compared to 300mg of irbesartan, in 404 patients ages 18 years and up with IgAN and persistent proteinuria despite available ACE or ARB therapy, and is currently ongoing in the open label extension phase of the study.

The PROTECT Study protocol provided for an unblinded analysis of at least 280 patients to be performed after 36 weeks of treatment to evaluate the primary efficacy endpoint - the change in proteinuria (UPCR) at week 36 from baseline. Secondary efficacy endpoints include the rate of change in estimated glomerular filtration rate (eGFR) following the initiation of randomized treatment over 58-week and 110-week periods, as well as the rate of change in eGFR over 52-week and 104-week periods following the first six weeks of randomized treatment in approximately 380 patients. In August 2021, we announced positive topline interim results from the ongoing Phase 3 PROTECT Study. The PROTECT Study met its pre-specified interim primary efficacy endpoint with statistical significance. After 36 weeks of treatment, patients receiving FILSPARI achieved a mean reduction in proteinuria from baseline of 49.8 percent, compared to a mean reduction in proteinuria from baseline of 15.1 percent for irbesartan-treated patients (p<0.0001). Results from the interim assessment in the PROTECT Study showed that FILSPARI was well tolerated with a clearly defined safety profile that has been consistent across all clinical trials conducted to date. In PROTECT, at the interim assessment, the most common adverse reactions (≥ 5%) were peripheral edema, hypotension (including orthostatic hypotension), dizziness, hyperkalemia, and anemia. FILSPARI is available only through a risk evaluation and mitigation strategy (REMS) approved by the FDA.
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
In September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study; eGFR total and chronic slope are the secondary confirmatory endpoints for the U.S. and the EU, respectively. FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in eGFR total and chronic slope versus irbesartan, narrowly missing statistical significance in eGFR total slope while achieving statistical significance in eGFR chronic slope for purposes of regulatory review in the EU. All topline efficacy endpoints favored FILSPARI as compared to irbesartan. A preliminary review of the safety results through 110 weeks of treatment indicates FILSPARI was generally well-tolerated and the overall safety profile in the study has been consistent between treatment groups. In December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. Following our regulatory engagement, we plan to submit a supplemental New Drug Application (sNDA) in the first quarter of 2024 for conversion of the existing U.S. accelerated approval of FILSPARI to full approval.
In August 2022, we and Vifor (International) Ltd. ("CSL Vifor"), with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, announced that the EMA had accepted for review the conditional marketing authorization ("CMA") application of sparsentan for the treatment of IgAN in the EU. We anticipate an opinion by the Committee for Medicinal Products for Human Use (the "CHMP") in the first quarter of 2024.
In January 2024, we announced our entry into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan to patients in Japan and other countries in Asia, for the treatment of IgAN. Renalys will hold regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, Renalys plans to initiate an open label registrational study of sparsentan in Japan in the second quarter of 2024 to support potential approval of sparsentan in Japan. Results from the urine protein/creatinine ratio (UP/C) endpoint in the study are expected in the second half of 2025 to support a submission for approval to PMDA. Under the terms of the licensing agreement, Renalys will be responsible for development, regulatory matters, and commercialization in the licensed territories.
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan has been granted Orphan Drug Designation for the treatment of FSGS in the U.S. and the EEA.
FSGS is a leading cause of kidney failure and nephrotic syndrome. There are currently no FDA-approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe with approximately half of them being candidates for sparsentan.
In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the "DUPLEX Study"). The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint (FPRE), which is defined as urine protein-to-creatinine ratio (UPCR) ≤1.5 g/g and a >40% reduction in UPCR from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). Following engagement with the FDA on the interim proteinuria analysis and a subsequent eGFR data-cut, we elected to forego the previously planned submission for accelerated approval and pursue a potential traditional approval upon completion of the DUPLEX Study.
In May 2023, we announced topline primary efficacy results from the pivotal Phase 3 DUPLEX Study of sparsentan in FSGS. The confirmatory primary endpoint of the DUPLEX Study designed to support traditional regulatory approval was the rate of change in eGFR over 108 weeks of treatment. At the end of the 108-week double-blind period, sparsentan was observed to have a 0.3 mL/min/1.73m2 per year (95% CI: -1.74, 2.41) favorable difference on eGFR total slope and a 0.9 mL/min/1.73m2 per year (95% CI: -1.27, 3.04) favorable difference on eGFR chronic slope compared to the active control irbesartan, which was not statistically significant. After 108 weeks of treatment, sparsentan achieved a mean reduction in proteinuria from baseline of 50%, compared to 32% for irbesartan. Although the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan, we are encouraged by the results, including the secondary endpoints on proteinuria and topline exploratory endpoints, including renal outcomes, which trended favorably for sparsentan. In addition, a review of the safety results through 108 weeks of treatment indicate sparsentan was generally well-tolerated and the overall safety profile in the study to date was generally consistent between treatment groups.
In December 2023, we announced that we completed our planned Type C meeting with the FDA to discuss previously reported results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone are not sufficient to support an sNDA submission. The FDA acknowledged the work being done by the larger nephrology community to better understand proteinuria and eGFR as endpoints in clinical trials of FSGS and indicated a willingness to continue to engage with us on a potential path forward for sparsentan in FSGS following our consideration of additional evidence. Together with CSL Vifor, we also plan to engage with the EMA to determine the potential for a subsequent variation to the Conditional Marketing Authorization (CMA) of sparsentan for the treatment of FSGS, if the MAA of sparsentan in IgA nephropathy is approved. Given the high unmet need of FSGS patients, with no medicines currently approved for the condition, and the challenges associated with studying FSGS due to its heterogeneity and other attributes, we are conducting additional analyses of FSGS data and intend to engage with regulators to evaluate potential regulatory pathways for a sparsentan FSGS indication.
If sparsentan receives marketing authorization in any of the licensed territories covered by the exclusive license to CSL Vifor, CSL Vifor will be responsible for all commercialization activities in such licensed territories. If sparsentan receives marketing authorization in any of the territories covered by the exclusive license to Renalys, Renalys will be responsible for all development, regulatory matters, and commercialization activities in such licensed territories. We remain responsible for the clinical development of sparsentan in the applicable territories and we will retain all rights to sparsentan in the United States and rest of world outside of the territories licensed to CSL Vifor and Renalys, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.
Pegtibatinase
Pegtibatinase is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system complications. It is estimated that there are approximately 7,000 to 10,000 people living with HCU globally. Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union.
In December 2021, we announced positive topline results from the Phase 1/2 COMPOSE Study, a double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. Pegtibatinase demonstrated dose-dependent reductions in total homocysteine (tHcy) during the 12 weeks of treatment, and in the highest dose cohort to date evaluating 1.5mg/kg of pegtibatinase twice weekly (BIW), treatment with pegtibatinase resulted in rapid and sustained reductions in total homocysteine (tHcy) through 12 weeks of treatment, including a 55.1% mean relative reduction in tHcy from baseline as well as maintenance of tHcy below a clinically meaningful threshold of 100 μmol. Additionally, in a dose-dependent manner in the study to date, methionine levels were substantially reduced and cystathionine levels were substantially elevated following treatment with pegtibatinase, suggesting that pegtibatinase acts in a manner similar to the native CBS enzyme.
In May 2023, we announced positive topline results from the sixth cohort of the Phase 1/2 COMPOSE Study, which was initiated to inform and refine formulation work for future development and commercial purposes and to further evaluate the dose response curve for pegtibatinase, and to further inform our pivotal development program to ultimately support potential approval of pegtibatinase for the treatment of HCU. In this cohort, five patients were randomized in a blinded fashion to receive 2.5 mg/kg of lyophilized pegtibatinase or placebo twice weekly (BIW), with four patients assigned to the treatment group. In this highest dose cohort to date, treatment with pegtibatinase resulted in rapid and sustained reductions in total homocysteine (tHcy), with a 67.1% mean relative reduction in tHcy from baseline, as well as maintenance of mean tHcy below the clinically meaningful threshold of 100 μmol, over weeks 6 to 12. In the double-blind period, pegtibatinase was generally well-tolerated, with no discontinuations due to treatment-related adverse events.
In December 2023, we initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce total homocysteine (tHcy) levels. Topline results from the HARMONY Study are expected in 2026.
We acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
Preclinical Programs:
We are a participant in a Cooperative Research and Development Agreement (CRADA), which forms a multi-stakeholder approach to pool resources with leading experts and incorporate the patient perspective early in the therapeutic identification and development process. We are partnering with the National Institutes of Health’s National Center for Advancing Translational Sciences (NCATS) and a leading patient advocacy organization, Alagille Syndrome Alliance, aimed at the identification of potential small molecule therapeutics for Alagille syndrome (ALGS). There are no treatment options currently approved for ALGS.
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
In May 2021, a generic option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100 mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted our sales, and these or additional generic versions of either formulation could have a material adverse impact on sales. During 2023, two generic versions of Thiola EC (100 mg and 300 mg) were approved by the FDA. Following receipt of paragraph IV certification notices from these manufacturers, we and our licensor Mission Pharmacal entered into agreements with these manufacturers in order to settle disputes around patent validity and infringement, providing for a license entry date of April 1, 2026 of these generic versions of Thiola EC (100mg and 300mg), or earlier under certain circumstances. On January 30, 2024, the FDA approved an additional generic version of Thiola EC (100mg and 300mg). Accordingly, Thiola EC is subject to immediate generic competition, which could impact our sales of Thiola EC.
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
A $226.0 million gain, net of tax, was recognized on the transaction as a component of net income from discontinued operations in the Consolidated Statements of Operations. The bile acid business has been classified as a discontinued operation for all periods presented and is excluded from the following discussion of the results of our continuing operations in the results of operations. Refer to Note 19 of our Consolidation Financial Statements for additional information.

Strategic Reorganization
In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring adjustments are expected to result in an estimated annualized savings of approximately $25.0 million beginning in 2024, and an estimated non-recurring charge of approximately $12.0 million to $14.0 million, of which $11.4 million was recognized in the fourth quarter 2023. We expect that we will incur the remaining estimated restructuring costs during 2024.
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
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to its customers, health care providers, payers and other indirect customers relating to the sale of our products. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration to which we will be entitled. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). Calculating these provisions involves estimates and judgements. Where appropriate, these reserves take into consideration our historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the provisions, we will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a net product revenue increase of $0.4 million, $0.2 million, and $0.2 million, respectively, related to performance obligations satisfied in previous periods.
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
Commercial Rebates: We calculate the rebates we incur according to any contracts with certain commercial payers and deduct these amounts from our gross product sales at the time the revenues are recognized. Allowances for commercial rebates are established based on actual payer information, which is reasonably estimated at the time of delivery for applicable products. Rebate discounts are included in accrued expenses in the accompanying consolidated balance sheets.
Prompt Pay Discounts: We offer discounts to certain customers for prompt payments. We accrue for the calculated prompt pay discount based on the gross amount of each invoice for those customers at the time of sale.
Product Returns: Consistent with industry practice, we offer our customers a limited right to return product purchased directly from us, which is principally based upon the product’s expiration date. Historically, returns have been immaterial.

Co-pay Assistance: We offer a co-pay assistance program, which is intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the estimated cost per claim associated with product that has been recognized as revenue.
Payments received under collaboration and licensing agreements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and royalties on the sale of products. At the inception of arrangements that include milestone payments, we use judgement to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are considered to be constrained due to a high degree of uncertainty and are not included in the transaction price until such uncertainty is resolved. At the end of each reporting period, we re-evaluate the probability of achievement of development milestones and any related constraint and adjust the estimate of the overall transaction price, if necessary. As of December 31, 2023, our evaluation concluded that all such milestones associated with our collaboration and licensing agreements remained constrained and therefore no adjustment to the respective transaction price was necessary. We recognize aggregate sales-based milestones and royalty payments from product sales of which the license is deemed to be the predominant item to which the royalties relate, at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied.
We utilize significant judgement to develop estimates of the stand-alone selling price for each distinct performance obligation based upon the relative stand-alone selling price. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. The stand-alone selling price for license-related performance obligations requires judgement in developing assumptions to project probability-weighted cash flows based upon estimates of forecasted revenues, clinical and regulatory timelines and discount rates. The stand-alone selling price for clinical development performance obligations is based on forecasted expected costs of satisfying a performance obligation plus an appropriate margin. In 2023, there were no new collaboration and licensing agreements with customers which required an estimate of the stand-alone selling price for an underlying performance obligation.
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
The following weighted average assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the specified reporting periods:

	Year Ended December 31,
	2023	2022	2021
Risk free rate	3.9%	1.7%	0.6%
Expected volatility	50%	50%	59%
Expected life (in years)	6.4	6.4	6.4
Expected dividend yield	—	—	—
For the years ended December 31, 2023, 2022 and 2021, non-cash stock-based compensation expense totaled $44.2 million, $38.1 million and $29.6 million, respectively.
Inventory
We capitalize inventory costs associated with our products after regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Until the date at which regulatory approval has been received, costs related to the production of inventory are recorded as research and development expenses as incurred.
We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and write down such inventory as appropriate. In addition, our products are subject to strict quality control and monitoring which our suppliers and manufacturers perform throughout their manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to write down such inventory to its estimated realizable value.
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
We are subject to generic competition, and if additional generic versions of Thiola and Thiola EC, any generic versions of FILSPARI following the expiration of patent or regulatory exclusivity for the product, or any of our current or future products, are approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on the recoverability of certain related intangible assets. Generic versions of Thiola and Thiola EC have been approved and have impacted sales, and these or additional generic versions of either formulation could have a material adverse impact on sales and the recoverability of the intangible assets depending on the timing of the market entry and the related impact on net sales.
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

The following table provides information regarding revenue, including net product sales and license and collaboration revenue (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change	2022	2021	Change
Tiopronin products	$98,329	$97,970	$359	$97,970	$115,122	$(17,152)
FILSPARI	29,208	—	29,208	—	—	—
Total net product sales	127,537	97,970	29,567	97,970	115,122	(17,152)
License and collaboration revenue	17,701	11,490	6,211	11,490	16,714	(5,224)
Total revenue	$145,238	$109,460	$35,778	$109,460	$131,836	$(22,376)
Net product sales
The $29.6 million increase in total net product revenues for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due the launch of FILSPARI in February 2023 and subsequent sales throughout the year.
The $17.2 million decrease in total net product revenues for the year ended December 31, 2022 as compared to the year ended December 31, 2021, which consisted of Thiola net sales, was a result of generic competition.
License and collaboration revenue
The increase in license and collaboration revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to a $3.3 million sale of active pharmaceutical ingredients to CSL Vifor in March 2023 in preparation for a potential European Union approval and subsequent commercial launch, along with a $2.9 million increase in amortization of deferred revenue under the cost-to-cost model, which saw total costs for clinical development activities decrease as a result of the restructuring announced in December 2023. We recognize costs for clinical development activities in research and development; costs related to sale of active pharmaceutical ingredients are recognized in cost of goods sold.
The decrease in license and collaboration revenue for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to the recognition of $12.0 million in license revenue upon entering into the CSL Vifor License Agreement in September 2021, offset by an increase in collaboration revenue associated with the CSL Vifor License Agreement. Collaboration revenue, derived from the performance of clinical development activities and based upon the ratio of costs incurred to total estimated costs, increased by $6.8 million from $4.7 million in 2021 to $11.5 million in 2022, primarily due to a full year of performance in 2022 as compared to a partial year of performance in 2021.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change	2022	2021	Change
Cost of goods sold - product sales	$8,406	$4,420	$3,986	$4,420	$3,818	$602
Cost of goods sold - license and collaboration	3,044	—	3,044	—	—	—
Total cost of goods sold	11,450	4,420	7,030	4,420	3,818	602
Research and development	244,990	227,333	17,657	227,333	201,159	26,174
Selling, general and administrative	265,542	197,520	68,022	197,520	126,284	71,236
Restructuring	11,394	—	11,394	—	—	—
Total operating expenses	$533,376	$429,273	$104,103	$429,273	$331,261	$98,012
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping, tracking and handling costs, and provisions for excess and obsolete inventory.
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we recognized approximately $7.5 million in research and development expenses related to the production of active pharmaceutical ingredients to support the commercial launch of FILSPARI. For the year ended December 31, 2023, sales of FILSPARI primarily consisted of zero-cost inventories. As of December 31, 2023, we had $7.2 million of zero-cost inventory remaining. We expect to continue to benefit from the sale of previously expensed inventories through at least 2025.

We began capitalizing inventory costs associated with FILSPARI (sparsentan) following the February 2023 approval for treatment in IgAN. At December 31, 2023, our evaluation of excess inventory and obsolescence considered certain minimum purchase obligations, which in combination with lower forecasted sales of FILSPARI resulted in a $3.2 million charge to cost of goods sold. The charge to cost of goods sold included a $2.1 million write-down of inventory balances and $1.1 million accrued for firm purchase commitments.
For the year ended December 31, 2023 compared to the year ended December 31, 2022, our cost of goods sold - license and collaboration increased by $3.0 million due to the sale of active pharmaceutical ingredients to CSL Vifor in March 2023.
Research and development expenses
Research and development costs include expenses related to sparsentan, pegtibatinase and our other pipeline programs. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, non-cash share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery methods, manufacture drug product supplies to support clinical development, and associated overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
We currently have one Phase 1/2 clinical trial and three Phase 3 clinical trials in process that are in various stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on the all the factors set forth above and may fluctuate significantly from quarter to quarter and year to year.
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
The following table provides information regarding research and development expenses (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
External service provider costs:
Sparsentan	$91,702	$87,598	$103,350
Pegtibatinase	50,780	42,100	27,823
General and other product candidates	17,850	21,971	9,493
Total external service provider costs	160,332	151,669	140,666
Internal personnel costs	84,658	75,664	60,493
Total research and development	$244,990	$227,333	$201,159
For the year ended December 31, 2023 compared to the year ended December 31, 2022, our research and development expenses increased by $17.7 million. Internal personnel costs to support all programs increased by $9.0 million, reflecting increased headcount along with rising labor costs driven in part by inflation. External service provider costs increased by $8.7 million, which was largely driven by increases in investment toward the December 2023 initiation of the Phase 3 HARMONY Study for pegtibatinase. While costs associated with the development of sparsentan have been decreasing throughout the year as our Phase 3 programs advance towards completion, we observed a year over year increase as a result of increased investment in Medical Affairs initiatives supporting the IgAN program.
For the year ended December 31, 2022 compared to the year ended December 31, 2021, our research and development costs increased by $26.2 million due to increases in clinical trial expenses, chemistry manufacturing and control costs, and related expenses associated with the advancement of our programs in development. Internal personnel costs to support all programs increased by $15.2 million, reflecting increased headcount along with rising labor costs. External service provider costs increased by $11.0 million, which included a $14.3 million increase in such costs for the development of pegtibatinase along with a $12.5 million increase in other general research and development costs, offset by a $15.8 million decrease in external service provider costs associated with the development of sparsentan as the program progresses through the development cycle.

Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the year ended December 31, 2023 compared to the year ended December 31, 2022, our selling, general and administrative expenses increased by $68.0 million due to the onboarding of the dedicated sales force and other related commercial preparations and activity to support the U.S. launch of FILSPARI. Increases include an increase in combined employee compensation and stock compensation costs of $22.0 million, an increase in commercial support expenses of $19.1 million, an increase in various professional services expenses of $2.0 million, and an increase in various legal expenses of $5.0 million, along with incremental increases in information technology expense, legal fees, travel expense, and depreciation and amortization. A change in the estimated useful life of the Thiola intangible asset and the accelerated amortization recognized in connection with the change also contributed to the increase in expense.
For the year ended December 31, 2022 compared to the year ended December 31, 2021 our selling, general and administrative expenses increased by $71.2 million due to increased headcount as a result of operational growth, including rising labor costs, and commercial launch preparations in anticipation of the U.S. launch of FILSPARI. Increases include combined employee compensation and stock compensation costs of $31.9 million, increases in commercial support expenses of $15.6 million and increases in various professional services expenses of $12.0 million. Incremental increases in information technology expense, legal fees, travel expense, and depreciation and amortization also contributed to the increase in selling, general and administrative expenses.
Restructuring expenses
In December 2023, we initiated a restructuring plan that resulted in a reduction of our workforce by approximately 20%, primarily impacting non-field-based employees. Restructuring adjustments are expected to result in an estimated annualized savings of approximately $25.0 million beginning in 2024, and a total estimated non-recurring charge of approximately $12.0 million to $14.0 million. For the year ended December 31, 2023, we recognized restructuring costs of $11.4 million, comprised of one-time termination benefits, including severance, continuation of health insurance coverage, and other benefits for a specified period of time.
Other Income/Expenses
Other income/expenses consists of interest income and expense, finance expense and miscellaneous other income/expenses.
The following table provides information regarding other income (expenses) (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change	2022	2021	Change
Interest income	$21,768	$6,276	$15,492	$6,276	$1,993	$4,283
Interest expense	(11,334)	(11,014)	(320)	(11,014)	(19,682)	8,668
Other income, net	1,594	974	620	974	231	743
Loss on extinguishment of debt	—	(7,578)	7,578	(7,578)	—	(7,578)
Total other income (expense), net	$12,028	$(11,342)	$23,370	$(11,342)	$(17,458)	$6,116
The $23.4 million change in our total other income (expense), net for the year ended December 31, 2023 compared to the year ended December 31, 2022, is primarily attributable to a $15.5 million increase in interest income in 2023, which was due to increases in short-term interest rates and higher average balances on our interest-bearing security investments, and the $7.6 million loss on extinguishment of debt that was recognized in 2022 in connection with the partial repurchase of the Convertible Senior Notes due 2025. For the year ended December 31, 2023, we also recognized other income of $1.0 million in connection with the transition services agreement entered into with Mirum as part of our sale of the bile acid business.
The $6.1 million change in our total other income (expense), net for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to loss on extinguishment of debt in connection with the partial repurchase in 2022 of the Convertible Senior Notes due 2025, offset by reduced interest expense due to adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") as debt discount is no longer amortized. In 2021, we recognized $10.3 million in interest expense for the amortization of the debt discount in accordance with the previous accounting guidance. The increase in interest income was driven by the impact of increases in short-term interest rates on our interest-bearing security investments.

Income Tax Benefit (Provision)
The tax provision was $0.2 million for fiscal 2023 compared to $0.3 million for fiscal 2022, a decrease of $0.1 million. The tax provision was $0.4 million for fiscal 2021.
Discontinued Operations
Results of discontinued operations are as follows (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change	2022	2021	Change
Income from discontinued operations, net of tax	$264,934	$52,986	$211,948	$52,986	$37,201	$15,785
The $211.9 million increase in income from discontinued operations, net of tax for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to the August 31, 2023 sale of our bile acid business, which resulted in a gain, net of tax, of $226.0 million. The gain consists of net consideration, including the upfront payment and the deduction of investment banker fees owed upon the Closing, plus the derecognition of the carrying value of the net liabilities included in the transaction and the immaterial tax due on the sale. The increase arising from the gain was offset by four months less of bile acid business operations as a result of the divestiture on August 31, 2023.
The $15.8 million increase in income from discontinued operations, net of tax for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due in part to a $6.9 million increase in net sales of our bile acid products. The remainder of the increase in income from discontinued operations, net of tax, was primarily due to changes in the fair value of contingent consideration arising from updated revenue projections and changes in market driven discount rates.
See Note 19 to our Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
We have financed our operations through a combination of borrowings, sales of our equity securities, and revenues generated from our commercialized products, along with proceeds from license and collaboration agreements and the divestiture of our bile acid business. We experienced significant growth in recent years in the number of our employees and the scope of our operations. We also expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization, including by adding additional members to our sales force in connection with the recent commercial launch of FILSPARI in the United States for IgAN. In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring adjustments are expected to result in an estimated annualized savings of approximately $25.0 million beginning in 2024.
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
For the years ended December 31, 2023 and 2022, we had the following balances and financial performance (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$58,176	$61,688
Marketable debt securities, at fair value	$508,675	$388,557
Convertible debt	$377,263	$375,545
Accumulated deficit	$(1,125,622)	$(1,014,223)
Stockholders' equity	$200,810	$42,851
Net working capital*	$438,867	$344,274
Net working capital ratio**	3.47	3.42
* Current assets less current liabilities **Current assets divided by current liabilities
As of December 31, 2023, we had cash and cash equivalents of $58.2 million and available-for-sale marketable debt securities of $508.7 million. Substantial sources of funds since the start of 2023, as summarized further below, include an upfront cash payment of $210.0 million in connection with the sale of our bile acid product portfolio, and net proceeds of $215.8 million from an underwritten public offering of our common stock and pre-funded warrants to purchase shares of our common stock.
Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, anticipated milestone payments, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the launch of FILSPARI. Sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, and certain earned and potential milestone payments. We anticipate achieving milestones with both FILSPARI and pegtibatinase that will result in us making net payments of approximately $50.0 million during the next 12 months.
Beyond the next 12 months and over the foreseeable future, our known commitments and potential financial obligations will likely include ongoing operations funding, operating lease payments, interest payments on our outstanding debt, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, milestone and royalty payments associated with FILSPARI, pegtibatinase, and other developmental programs based upon the achievement of certain agreement-specific criteria, along with sales-based royalties and the repayment of principal on the outstanding 2025 Notes and 2029 Notes upon their respective maturities. Potential sources of cash over this time horizon may include net revenues from sales of our existing products and, if commercialized, our pipeline products, licensing revenue, the sale or maturity of marketable debt securities in our investment portfolio, the refinancing of all or a portion of our debt, including the 2025 Notes and 2029 Notes, on or before maturity, or the issuance of additional debt or equity. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt, including the 2025 Notes or 2029 Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. In light of global and macroeconomic conditions, including rising interest rates, liquidity concerns at, and failures of, banks and other financial institutions, and volatility in the capital markets, we may not be able to successfully conduct financing or refinancing activity on favorable terms or at all.
Purchase Agreement Proceeds
Sale of Bile Acid Product Portfolio
On July 16, 2023, we entered into the Purchase Agreement with Mirum, pursuant to which Mirum agreed to purchase substantially all of the assets primarily related to our business of development, manufacture and commercialization of the Products, which comprised our bile acid business. Upon the Closing of the transaction on August 31, 2023, we received an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, we are eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products.
Collaboration and License Proceeds
License and Collaboration Agreement with CSL Vifor
In September, 2021, we entered into a License Agreement with CSL Vifor, pursuant to which we granted an exclusive license to CSL Vifor for the commercialization of sparsentan in the Licensed Territories. Under the terms of the License Agreement, we received an upfront payment of $55.0 million in September 2021, and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the Licensed Territories.
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
At-the-Market Equity Offering
In February 2020, we entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under our prior registration statement on Form S-3 (Registration Statement No. 333-227182). An additional $51.9 million were sold under our effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million in the year ended December 31, 2022. We did not sell any shares under the ATM Agreement during the year ended December 31, 2023. As of December 31, 2023, an aggregate amount of $19.5 million remained eligible for sale under the ATM Agreement.
Operating Leases
Future Minimum Rental Commitments
As of December 31, 2023, we have future minimum rental commitments totaling $31.9 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
See Note 18 to Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through December 31, 2023, we have paid $41.4 million for contractual milestone payments under the Ligand License Agreement, which includes a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023. Following commercialization of sparsentan or any products containing related compounds, we are obligated to pay to Ligand an escalating royalty between 15% and 17% of net sales of all such products, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the year ended December 31, 2023, we capitalized $4.4 million to intangible assets for royalties owed on net sales of FILSPARI.
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

Thiola License Agreement
In 2014, we entered into a license agreement with Mission Pharmacal ("Mission"), pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. Under the terms of the license agreement, as subsequently amended, which runs through May 2029, we are obligated to pay to Mission the greater of $2.1 million, representing the guaranteed minimum royalty, or 20% of our Thiola net sales generated globally during each calendar year.
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
Stock Purchase and Collaboration Agreement with PharmaKrysto
On March 8, 2022, we entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company related to PharmaKrysto's early-stage cystinuria discovery program, and concurrently therewith entered into a Stock Purchase Agreement with PharmaKrysto (together, the "Agreements"). Pursuant to the terms of the Agreements, we acquired 5% of the outstanding common shares and are required to purchase an additional 5% of the outstanding common shares for $1.0 million upon the occurrence of a specified pre-clinical milestone. The Agreements also require us to fund all research and development expenses for the pre-clinical activities associated with the cystinuria program, which are expected to be approximately $5.0 million. In addition, the Agreements grant us an option to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone prior to expiration of the option on March 8, 2025. If we elect to exercise the option, we would be required to perform commercially reasonable clinical diligence obligations. In addition, we would be required to make cash milestone payments totaling up to an aggregate $16.0 million upon the achievement of certain development and regulatory milestones, plus tiered royalty payments of less than 4% on future net sales of a product, if approved. We have the right to terminate the Agreements and return the shares for a nominal price at any time upon 60 days' notice, subject to survival of contingent obligations, if any.
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
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. On March 11, 2022, coinciding with the issuance of the 2029 Notes, we completed our repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of December 31, 2023 was $68.9 million. The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
See Note 7 to Consolidated Financial Statements for further discussion.

Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations beyond the next 12 months. We expect to use cash flows from operations and, when necessary, outside financings, to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we cannot control. Factors that may affect financing requirements include, but are not limited to:
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

Cash Flows
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(280,021)	$(186,291)	$(14,792)
Net cash provided by (used in) investing activities	55,776	(32,553)	(137,623)
Net cash provided by financing activities	218,752	117,573	231,683
Effect of exchange rate changes on cash	1,981	(2,794)	1,713
Net (decrease) increase in cash and cash equivalents	(3,512)	(104,065)	80,981

Cash and cash equivalents, beginning of year	61,688	165,753	84,772
Cash and cash equivalents, end of year	58,176	61,688	165,753
Marketable debt securities, at fair value	508,675	388,557	387,129
Total cash and cash equivalents and marketable debt securities	$566,851	$450,245	$552,882
Management considers marketable debt securities to be available to fund current operations, and they are classified as available for sale and included within current assets in our Consolidated Balance Sheets. Therefore, cash and short-term investments available to fund operations is $566.9 million as of December 31, 2023.
Cash Flows from Operating Activities
Operating activities used $280.0 million of cash during the year ended December 31, 2023 compared to $186.3 million of cash used for the year ended December 31, 2022. The increase in cash used was primarily attributable to increased research and development and sales, general and administrative expenses.
Cash Flows from Investing Activities
Cash provided by investing activities for the year ended December 31, 2023 was $55.8 million compared to cash used of $32.6 million for the year ended December 31, 2022. The change was due to $207.4 million in net proceeds from the sale of our bile acid business in the third quarter 2023, offset by an increase in net purchases of marketable debt securities and the $23.0 million milestone payment to Ligand (and BMS) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023.
Cash Flows from Financing Activities
For the year ended December 31, 2023, cash provided by financing activities was $218.8 million compared to cash provided of $117.6 million for the year ended December 31, 2022. The increase in cash provided was due to the March 2023 issuance of common stock and pre-funded warrants through an underwritten public offering that provided $215.8 million in net proceeds, compared with net proceeds of $95.0 million from the March 2022 issuance of the 2029 Notes and repurchase of the 2025 Notes and $19.5 million in net proceeds from sales under the ATM Agreement in 2022.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to changes in interest rates. As of December 31, 2023, we had cash equivalents and marketable debt securities of approximately $566.9 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $4.2 million impact on our investments.
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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2023. Ernst & Young LLP ("EY"), our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2023, which is included herein.
Changes in Internal Control Over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the fourth quarter of 2023 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the following material weakness: We did not design effective controls and procedures to evaluate the accounting for a certain pre-launch inventory contract affecting the timing of recognition of research and development expense. Such material weakness did not result in a restatement of previously issued annual consolidated financial statements or interim consolidated financial statements. The material weakness has been fully remediated as of December 31, 2023 and as of the date of this report.
Other than the aforementioned material weakness remediation, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Travere Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Travere Therapeutics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Travere Therapeutics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ Ernst & Young LLP
San Diego, California
February 20, 2024

ITEM 9B.    OTHER INFORMATION
Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023.
There are no other items required to be disclosed.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item and not included below will be contained under the captions "Election of Directors" and "Information Regarding the Board of Directors and Corporate Governance", in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023 (the "Proxy Statement"). Such information is incorporated herein by reference.
Our Board of Directors consists of the following members:
Roy D. Baynes, M.D., Ph.D. has served as a director of the Company since June 2016. Since July 2022, Dr. Baynes has served as Executive Vice President and Chief Medical Officer of Eikon Therapeutics, Inc., a privately-held biotechnology company. Prior to Eikon Therapeutics, Inc., until April 2022 he served as Senior Vice President and Head of Global Clinical Development at Merck Research Laboratories, the research division of Merck and Co., Inc., commencing in December 2013 and as Chief Medical Officer of Merck and Co, Inc., a global healthcare company, commencing in July 2016. Prior to his roles at Merck, Dr. Baynes served as Senior Vice President of Oncology, Inflammation and Respiratory Therapeutics at Gilead Sciences, Inc., a biopharmaceutical company, from January 2012 to December 2013. Prior to Gilead, Dr. Baynes held positions of increasing responsibility at Amgen Inc., a biotechnology company, including Vice President of Global Clinical Development and Therapeutic Area Head for Hematology/Oncology. Before joining Amgen, Dr. Baynes was the Charles Martin Professor of Cancer Research at the Barbara Ann Karmanos Cancer Institute, a National Cancer Institute-designated Comprehensive Cancer Center, at Wayne State University. Dr. Baynes has authored more than 150 publications and is a member or fellow of several international medical societies. Dr. Baynes currently serves on the Board of Directors of Natera, Inc., a genetic testing and diagnostics company, and on the Board of Directors of CatalYm GmbH, a privately-held Germany based biotechnology company. Previously he served on the Board of Directors of Atara Biotherapeutics, Inc., a T-cell immunotherapy company. Dr. Baynes received his medical degree and doctorate in philosophy from the University of the Witwatersrand in South Africa, and completed his medical training in the Department of Hematology and Oncology at Johannesburg Hospital.
Suzanne Bruhn, Ph.D. has served as a director of the Company since April 2020. Since November 2023, Dr. Bruhn has served as Chief Executive Officer of The Charcot-Marie-Tooth Association (CMTA), a nonprofit organization dedicated to finding a cure for CMT, a rare, debilitating peripheral neuropathy. Previously, from May 2019 to December 2023, Dr. Bruhn served as the President and Chief Executive Officer of Tiaki Therapeutics Inc., a biotechnology company. Dr. Bruhn served as President and Chief Executive Officer of Proclara Biosciences, Inc., a biotechnology company, from April 2017 to September 2018, and as President and Chief Executive Officer of Promedior, Inc., a biotechnology company, from May 2012 to November 2015. Currently, Dr. Bruhn serves on the Boards of Directors of Pliant Therapeutics, Inc., Vigil Neuroscience, Inc., and Mind Medicine Inc. (MindMed). Previously, Dr. Bruhn served as a member of the Board of Directors of Raptor Pharmaceuticals Corp., a pharmaceutical company, from April 2011 until it was acquired by Horizon Pharma plc in October 2016, as a member of the Board of Directors of Novelion Therapeutics, Inc., a biopharmaceutical company, from October 2017 to January 2020, as a member of the Board of Directors of Aeglea BioTherapeutics, Inc., a clinical stage biotechnology company, from February 2017 to August 2020, and on the Board of Directors of Avalo Therapeutics, Inc. (formerly Cerecor, Inc.), a biopharmaceutical company from April 2020 to November 2021. Earlier in her career Dr. Bruhn served in roles of increasing responsibility at Shire Human Genetic Therapies (formerly Transkaryotic Therapies), including Senior Vice President, Strategic Planning and Program Management. Dr. Bruhn received her B.S. degree in Chemistry from Iowa State University and her Ph.D. in Chemistry from Massachusetts Institute of Technology.
Timothy Coughlin has served as a director of the Company since March 2015. Mr. Coughlin is the former Chief Financial Officer of Neurocrine Biosciences, Inc., a biopharmaceutical company that received FDA approval for INGREZZA® (valbenazine) and ORILISSA® (elagolix), both of which were discovered and developed during his tenure at Neurocrine from 2002 to 2018. Mr. Coughlin currently serves on the board of directors of Fate Therapeutics, Inc., and aTyr Pharma, Inc., both biotechnology companies, and previously served on the Board of Directors of Peloton Therapeutics, Inc. prior to its sale to Merck in 2019. Prior to joining Neurocrine, he was with Catholic Health Initiatives, a nationwide integrated healthcare delivery system, where he served as Vice President, Financial Services. Earlier in his career Mr. Coughlin served as a Senior Manager in the Health Sciences practice of Ernst & Young LLP and its predecessors. Mr. Coughlin holds a master's degree in international business from San Diego State University and a bachelor’s degree in accounting from Temple University. Mr. Coughlin is a certified public accountant in both California and Pennsylvania.
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
Gary Lyons has served as a director of the Company since October 2014 and Chair of the Company since May 2016. Previously, Mr. Lyons was the founding President and Chief Executive Officer of Neurocrine Biosciences, Inc. and he remains a member of its Board of Directors. Prior to joining Neurocrine, Mr. Lyons held a number of senior management positions at Genentech, Inc., including Vice President of Business Development and Vice President of Sales. Mr. Lyons currently serves on the Board of Directors of Rigel Pharmaceuticals, Inc., a biotechnology company focused on developing drugs for the treatment of inflammatory/autoimmune and metabolic diseases. Previously, Mr. Lyons served on the Board of Directors of Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.), from May 2017 to June 2023, and on the Board of Directors of Fresh Tracks Therapeutics, Inc. (formerly known as Brickell Biotech, Inc.) from August 2019 to September 2023. Mr. Lyons is also a Senior Advisor for HealthCare Royalty Partners. Mr. Lyons holds a B.A. in Marine Biology from the University of New Hampshire and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management.
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
John A. Orwin has served as a director of the Company since March 2017. Since April 2018, Mr. Orwin has served as the President and Chief Executive Officer of Atreca, Inc., a biopharmaceutical company. From June 2013 through June 2017, Mr. Orwin served as Chief Executive Officer of Relypsa, Inc. and from June 2013 through March 2017 also served as President of Relypsa and served on its board of directors from June 2013 until Relypsa’s acquisition by the Galenica Group in September 2016. Prior to Relypsa, Mr. Orwin served as President and Chief Operating Officer of Affymax, Inc., a biotechnology company, from April 2010 to January 2011, and as Affymax’s Chief Executive Officer and a member of the board of directors from February 2011 to May 2013. Previously, Mr. Orwin served as Vice President and then Senior Vice President of the BioOncology Business Unit at Genentech, Inc. (now a member of the Roche Group), a biotechnology company, and served in various executive-level positions at Johnson & Johnson, a life sciences company. Prior to such roles, Mr. Orwin held senior marketing and sales positions at various life sciences and pharmaceutical companies, including Alza Corporation (acquired by Johnson & Johnson), SangStat Medical Corporation (acquired by Genzyme), Rhone-Poulenc Rorer Pharmaceuticals, Inc. (merged with Sanofi-Aventis) and Schering-Plough Corporation (merged with Merck). Mr. Orwin currently serves as the Chair of the Board of Directors of CARGO Therapeutics (formerly Syncopation Life Sciences), a biotechnology company, and as the Chair of the Board of Directors for AnaptysBio, Inc., a clinical-stage biotechnology company, and as the Chair of the Board of Directors of the privately held company Nested Therapeutics which is focused on precision oncology medicine. Previously, Mr. Orwin served as a member of the Board of Directors of Seagen Inc. from January 2014 to December 2023, the board of directors of NeurogesX, Inc., and on the board of directors of Array BioPharma Inc. from November 2012 until its acquisition by Pfizer in July of 2019. Mr. Orwin received a B.A. in Economics from Rutgers University and an M.B.A. from New York University.
Sandra Poole has served as a director of the Company since May 2019. Since July 2020, Ms. Poole has served as the Chief Operating Officer of Mythic Therapeutics, a clinical stage biotechnology company focused on the development of novel antibody-drug conjugates (ADCs) for cancer therapy. Prior to Mythic, Ms. Poole served as the Chief Operating Officer of LogicBio Therapeutics, Inc., a genome editing company from April 2018 to March 2019, and of Candel Therapeutics, a biotechnology company, from January 2020 to March 2020. Prior to LogicBio, Ms. Poole held executive roles of increasing responsibility at ImmunoGen, Inc., a company developing antibody-drug conjugates (ADCs) to treat cancer, including serving as Senior Vice President of Technical Operations from September 2014 to July 2015, Executive Vice President, Technical Operations from July 2015 to October 2016 and Executive Vice President, Technical Operations and Commercial Development from October 2016 to January 2017. From February 2017 to March 2018 Ms. Poole served as managing director of S.E.P. Life Sciences Consulting LLC (formerly S. Poole Consulting LLC), a biopharmaceutical consulting company. Before joining ImmunoGen, Ms. Poole spent more than 15 years in CMC product development and manufacturing leadership positions at Genzyme (now Sanofi), ultimately becoming SVP of Biologics Manufacturing, overseeing global manufacturing of six commercial products across five manufacturing sites in the US and EU. Previously, Ms. Poole served on the Supervisory Board for Valneva, SE a France based vaccine company, and on the Board of Directors of ViaCyte, a privately held biotechnology until its acquisition by Vertex Pharmaceuticals Incorporated in July of 2022. Ms. Poole holds an M.A.Sc. and a B.A.Sc. in chemical engineering from the University of Waterloo (Canada).
Ron Squarer has served as a director of the Company since April 2017. Since June 2023, Mr. Squarer has served as Chair of the Board of Directors of Deciphera Pharmaceuticals, Inc., a commercial-stage biopharmaceutical company, where he has served as a Director since December 2019. Mr. Squarer has also served as Chair of the Board of Directors of ADC Therapeutics SA, a commercial-stage biopharmaceutical company, since March 2020. Mr. Squarer has extensive commercial, development and executive leadership expertise from a greater than 25-year career in the pharmaceutical industry. Previously, Mr. Squarer served as the Chief Executive Officer and a member of the Board of Directors of Array BioPharma, Inc., an oncology focused biopharmaceutical company from April 2012 to July 2019, when Array BioPharma, Inc. was acquired by Pfizer, Inc. at an enterprise value of approximately $11.4 billion. Prior to this, Mr. Squarer held positions of increasing responsibility with Hospira Inc., a global pharmaceutical and medical device company, including serving as Senior Vice President, Chief Commercial Officer, where he was responsible for delivering $4 billion in annual revenue and leading more than 2,000 employees worldwide. Mr. Squarer joined Hospira from Mayne Pharma, an oncology-focused, global pharmaceutical company, where he served as Senior Vice President, Global Corporate and Business Development when Mayne was sold to Hospira for $2 billion in 2007. Prior to Mayne Pharma, Mr. Squarer held senior management roles at both Pfizer, Inc., focused on global oncology commercial development, and at SmithKline Beecham Pharmaceuticals (now GlaxoSmithKline) in the U.S. and Europe. Mr. Squarer holds an MBA from the Kellogg School of Management, Northwestern University and a bachelor’s degree in biochemistry from the University of California, Berkeley.
Ruth Williams-Brinkley has served as a director of the Company since September 2021. In January 2024, Ms. Williams-Brinkley retired as President of the Kaiser Foundation Health Plan of the Mid-Atlantic States, where she led all of Kaiser Permanente’s care delivery and health plan operations in Washington, D.C., suburban Maryland, Baltimore, and Northern Virginia since June 2020. She joined Kaiser Permanente in 2017 as President of Kaiser Foundation Health Plan and Hospitals of the Northwest, in Portland, Oregon. Prior to joining Kaiser, Ms. Williams-Brinkley served as CEO of KentuckyOne Health, an affiliate of CommonSpirit Health, from 2011 to 2017, as President and CEO of Carondelet Health Network in Tucson, Arizona, an affiliate of Ascension Health, from 2008 to 2011, and as President and CEO of Memorial Health Care System of Chattanooga, Tennessee, an affiliate of CommonSpirit Health, from 2002 to 2008. Currently Ms. Williams-Brinkley serves on the Board of Directors of Natera, Inc., on the Board of Trustees of the University of Phoenix, and on the not for profit Boards of DePaul University in Chicago, Illinois, and Allina Health. Previously, she served as a member of the Board of Directors of Results Physiotherapy, a private care delivery company until it was acquired by Upstream Rehabilitation in 2021, and Chattem, Inc. until it was acquired by Sanofi in 2009. Earlier in her career, Ms. Williams-Brinkley held various nursing staff and management roles of increasing responsibility. Ms. Williams-Brinkley received her B.S. and Master of Science in Nursing from DePaul University and is a Life Fellow of the American College of Healthcare Executives.
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
Jula Inrig has served as Chief Medical Officer of the Company since January 2022. Previously, Dr. Inrig served as Global Head of the Renal Center of Excellence at IQVIA, a global provider of analytics, technology solutions, and clinical research services to the life sciences industry, from September 2017 to December 2021, where she helped develop the design, execution and strategy of clinical trials leading to FDA and European Commission approvals in autosomal dominant polycystic kidney disease (ADPKD), and diabetic kidney disease. From August 2012 to March 2015 Dr. Inrig served as Medical Director, and then as Senior Medical Director from April 2015 to December 2021 and was responsible for the execution of numerous global clinical trials, including pivotal phase 3 trials in FSGS, IgAN and lupus nephritis. From March 2013 to January 2018 Dr. Inrig served on the board of directors for the Kidney Health Initiative, a public-private partnership with the FDA, working to improve the development of therapies for patients with kidney disease. Dr. Inrig has authored or co-authored over 50 peer-reviewed publications and editorials and is currently a member of several professional medical societies. Dr. Inrig is board certified in nephrology and internal medicine and has served on the faculty at the University of California, Irvine, and as an adjunct in the Department of Medicine at the Duke University School of Medicine. Dr. Inrig holds a B.A. from California State University, Sacramento, and received her M.D. from Loma Linda University and completed her internal medicine residency, her nephrology fellowship and Masters of Health Science at Duke University.
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
William E. Rote has served as Senior Vice President of Research & Development of the Company since February 2017. Previously, Dr. Rote led clinical development at Ardea Biosciences, a wholly owned subsidiary of AstraZeneca, serving as Vice President, Clinical Development from September 2014 to July 2016. From 2003 to 2014, Dr. Rote held numerous positions of increasing responsibility at Amylin Pharmaceuticals, Inc., a biopharmaceutical company, including Vice President, Site Head for Research & Development from September 2012 to July 2014, Vice President, Research & Product Development from January 2010 to September 2012, and Vice President, Corporate Development, New Ventures, from 2007 to 2010, among others. Prior to Amylin, Dr. Rote served as Executive Director, Development of Corvas International, a biopharmaceutical company. He earned both his Ph.D. in Pharmacology and B.S. in Pre-Medicine from Pennsylvania State University and received postdoctoral training from the University of Michigan.
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

1.1
Open Market Sales Agreement, dated February 24, 2020, by and between the Company and Jefferies LLC. (incorporated by reference to Exhibit 1.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2020).[1]

2.1∞
Asset Purchase Agreement, dated January 10, 2015, by and between the Company and Asklepion Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 3, 2023).

2.2*
Stock Purchase Agreement, dated October 21, 2020, by and among the Company, Orphan Technologies Limited and Citco Trustees (Cayman) Limited acting solely in its capacity as the sole trustee of The Fuhrer Family Trust (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 18, 2020).

2.3↡∞
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

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2023).
10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018).
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

10.4†
Employment Agreement, dated February 13, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and William Rote (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

10.5†
Employment Agreement, dated February 6, 2017, and Amendment to Employment Agreement, dated April 11, 2017, by and between the Company and Elizabeth E. Reed (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018)

1

10.6†
Employment Agreement, dated October 1, 2019, by and between the Company and Peter Heerma (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2020).

10.7†
Employment Agreement, effective January 1, 2022, between the Company and Jula Inrig, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.8†	Non-Employee Director Compensation Program, as amended.
10.9†	The Company’s 2023 Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2023).
10.10†	The Company's 2024 Executive Officer Annual Bonus Plan.
10.11†	The Company's 2014 Incentive Compensation Plan as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
10.12†	The Company's 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2017).
10.13†
Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.14†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Inducement Grant Outside of 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.15†	The Company's 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Current report on Form 8-K, filed with the SEC on May 18, 2017).
10.16†	The Company's 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 22, 2023).
10.17†
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

10.19†
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

10.21+↡
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

10.22*
Amendment No. 3 to Sublicense Agreement dated as of February 27, 2015, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.23*
Amendment No. 4 to Sublicense Agreement dated as of September 17, 2015, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.24
Amendment No. 5 to Sublicense Agreement dated as of March 20, 2018, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2018).

10.25∞	Trademark License and Supply Agreement, dated May 29, 2014, by and between the Company and Mission Pharmacal Company.
10.26
First Amendment to Trademark License and Supply Agreement, effective as of July 28, 2014, by and between Mission Pharmacal Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2014).

10.27
Addendum to Trademark License and Supply Agreement, dated October 19, 2015, by and between to Company and Mission Pharmacal (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2015).

10.28∞	Third Amendment to Trademark License and Supply Agreement dated as of March 17, 2016, between the Company and Mission Pharmacal Company.
10.29∞	Amendment One to the Third Amendment to Trademark License and Supply Agreement, dated September 12, 2016, by and between the Company and Mission Pharmacal Company.
10.30∞	Amendment Two to the Third Amendment to Trademark License and Supply Agreement, dated November 3, 2017, by and between the Company and Mission Pharmacal Company.
10.31
Fourth Amendment to Trademark License and Supply Agreement dated as of November 28, 2018, between the Company and Mission Pharmacal (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.32∞	Fifth Amendment to Trademark License and Supply Agreement dated as of September 30, 2020, between the Company and Mission Pharmacal Company.
10.33↡*
Master Manufacturing Supply Agreement, dated September 30, 2020, between the Company and STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020).

10.34↡*
First Amendment to Master Manufacturing Supply Agreement, effective as of November 14, 2022, between the Company and STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, filed with the SEC on February 23, 2023).

10.35↡*
License and Collaboration Agreement, dated September 15, 2021, by and among Orphan Technologies and Vifor (International) Ltd., and, solely with respect to Article 15, the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on October 29, 2021).

10.36↡*
Amendment No. 1 to the License and Collaboration Agreement, effective as of October 5, 2022, by and between Travere Therapeutics Switzerland GmbH (formerly known as Orphan Technologies Limited) and Vifor (International) Ltd. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K, filed with the SEC on February 23, 2023).

10.37↡*
Commercial Supply Agreement, dated December 21, 2021, between the Company and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.38
Office Lease, effective April 12, 2019, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2019).

10.39*
First Amendment to Office Lease, dated November 7, 2019, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2020).

10.40
Third Amendment to Existing Office Lease and Second Amendment to Long Term Lease, dated May 29, 2020, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2020).

21.1	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young.
23.2	Consent of BDO USA, P.C.
24.1	Power of Attorney (see signature page hereto).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Taxonomy Extension Presentation Linkbase Document.
104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL.

†	Indicates management contract or compensatory plan.
↡	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv).
∞	Certain confidential information contained in this Exhibit, marked in brackets, has been omitted, because it is both not material and of the type of information that the registrant treats as private or confidential.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2024	Travere Therapeutics, Inc.

	By:	/s/ Eric Dube
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Dube	Chief Executive Officer and Director (Principal Executive Officer)
Eric Dube		February 20, 2024

/s/ Christopher Cline	Chief Financial Officer (Principal Financial Officer)
Christopher Cline		February 20, 2024

/s/ Sandra Calvin	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Sandra Calvin		February 20, 2024

/s/ Roy D. Baynes	Director
Roy D. Baynes		February 20, 2024

/s/ Suzanne Bruhn	Director
Suzanne Bruhn		February 20, 2024

/s/ Timothy Coughlin	Director
Timothy Coughlin		February 20, 2024

/s/ Gary Lyons	Director
Gary Lyons		February 20, 2024

/s/ Jeffrey A. Meckler	Director
Jeffrey A. Meckler		February 20, 2024

/s/ John A. Orwin	Director
John A. Orwin		February 20, 2024

/s/ Sandra E. Poole	Director
Sandra E. Poole		February 20, 2024

/s/ Ron Squarer	Director
Ron Squarer		February 20, 2024

/s/ Ruth Williams-Brinkley	Director
Ruth Williams-Brinkley		February 20, 2024

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Travere Therapeutics, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Travere Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Government rebate deductions from revenue

Description of the Matter
As described in Note 3 to the consolidated financial statements under the caption “Deductions from Revenue”, the Company calculates the rebates that it will be obligated to provide to government programs and deducts these estimated amounts from its gross product sales at the time the revenues are recognized. Allowances for government rebates and discounts are established based on an estimated allocation of payers and the government-mandated discounts applicable to government-funded programs. Where appropriate, these allowances take into consideration the Company’s historical experience, current statutory requirements and specific known market events and trends. Estimated government rebates are included in accrued expenses on the consolidated balance sheet.

Auditing the government rebate deductions from revenue was complex and required significant auditor judgment because the related accruals were dependent on certain subjective assumptions. Such subjective assumptions included estimated allocations of payers and estimated government-mandated discounts applicable to government-funded programs, each of which are adjusted for the Company’s historical experience, current statutory requirements and specific known market events and trends, where appropriate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s government rebate deductions from revenue process. This included testing controls over management’s review of the significant assumptions described above and inputs into the rebate calculations. For example, we tested controls over actual product sales and the accuracy of forecasting estimated allocations of payers. The testing was inclusive of management’s controls to evaluate the accuracy of its judgments when compared to actual rebates paid, rebate validation and processing, and controls to ensure that the data used to evaluate and support the significant assumptions was complete, accurate and, where applicable, verified to external data sources.

To test the government rebate deductions from revenue, our audit procedures included, among others, understanding and evaluating the significant assumptions and underlying data used in management’s calculations. Our testing of significant assumptions included a lookback analysis to evaluate the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performed sensitivity analyses over the subjective assumptions to evaluate the completeness of the reserves. As a part of our procedures, we evaluated the reasonableness of the Company’s assumptions considering recent sales trends and regulatory factors related to government rebates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2023.
San Diego, California
February 20, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Travere Therapeutics, Inc.
San Diego, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Travere Therapeutics, Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
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
/s/ BDO USA, P.C.
We served as the Company’s auditor from 2014 to 2023.
San Diego, California
February 23, 2023, except for the effects of discontinued operations discussed in Notes 1 and 19, as to which the date is February 20, 2024.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$58,176	$61,688
Marketable debt securities, at fair value	508,675	388,557
Accounts receivable, net	21,179	16,646
Inventory, net	9,410	4,523
Prepaid expenses and other current assets	19,335	12,033
Current assets of discontinued operations	—	2,990
Total current assets	616,775	486,437
Long-term inventory, net	31,494	—
Property and equipment, net	7,479	9,049
Operating lease right of use assets	18,061	21,000
Intangible assets, net	104,443	97,073
Other assets	10,661	10,684
Non-current assets of discontinued operations	—	48,342
Total assets	$788,913	$672,585
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,675	$17,290
Accrued expenses	118,991	95,742
Deferred revenue, current portion	7,096	11,976
Operating lease liabilities, current portion	4,909	4,433
Other current liabilities	5,237	5,722
Current liabilities of discontinued operations	—	7,000
Total current liabilities	177,908	142,163
Convertible debt	377,263	375,545
Deferred revenue, less current portion	1,835	10,931
Operating lease liabilities, less current portion	22,612	27,510
Other non-current liabilities	8,485	9,385
Non-current liabilities of discontinued operations	—	64,200
Total liabilities	588,103	629,734
Commitments and contingencies (See Note 11)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 75,367,117 and 64,290,570 issued and outstanding as of December 31, 2023 and 2022, respectively	7	6
Additional paid-in capital	1,327,881	1,059,975
Accumulated deficit	(1,125,622)	(1,014,223)
Accumulated other comprehensive loss	(1,456)	(2,907)
Total stockholders' equity	200,810	42,851
Total liabilities and stockholders' equity	$788,913	$672,585
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net product sales	$127,537	$97,970	$115,122
License and collaboration revenue	17,701	11,490	16,714
Total revenue	145,238	109,460	131,836
Operating expenses:
Cost of goods sold	11,450	4,420	3,818
Research and development	244,990	227,333	201,159
Selling, general and administrative	265,542	197,520	126,284
Restructuring	11,394	—	—
Total operating expenses	533,376	429,273	331,261
Operating loss	(388,138)	(319,813)	(199,425)
Other income (expenses), net:
Interest income	21,768	6,276	1,993
Interest expense	(11,334)	(11,014)	(19,682)
Other income, net	1,594	974	231
Loss on extinguishment of debt	—	(7,578)	—
Total other income (expense), net	12,028	(11,342)	(17,458)
Loss from continuing operations before income tax provision	(376,110)	(331,155)	(216,883)
Income tax provision on continuing operations	(223)	(313)	(409)
Loss from continuing operations, net of tax	(376,333)	(331,468)	(217,292)
Income from discontinued operations, net of tax	264,934	52,986	37,201
Net loss	$(111,399)	$(278,482)	$(180,091)

Per share data
Basic and diluted:
Net loss from continuing operations	$(5.07)	$(5.20)	$(3.63)
Net income from discontinued operations	3.57	0.83	0.62
Net loss per common share	$(1.50)	$(4.37)	$(3.01)
Weighted average common shares outstanding	74,267,418	63,758,515	59,832,287

Comprehensive loss:
Net loss	$(111,399)	$(278,482)	$(180,091)
Unrealized loss on defined benefit pension plan	(374)	(368)	—
Foreign currency translation (loss) gain	(1,871)	507	1,515
Unrealized gain (loss) on marketable debt securities	3,696	(2,484)	(1,175)
Comprehensive loss	$(109,948)	$(280,827)	$(179,751)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2020	52,248,431	$5	$797,985	$(902)	$(585,875)	$211,213
Share based compensation	—	—	29,862	—	—	29,862
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,302,966	—	12,841	—	—	12,841
Employee stock purchase program stock purchase and expense	166,961	—	3,012	—	—	3,012
Equity offering, net of issuance costs of $12.2 million	7,532,500	1	189,278	—	—	189,279
Issuance of common stock under At-The-Market offering, net of issuance costs of $1.1 million.	1,240,640	—	35,656	—	—	35,656
Foreign currency translation adjustments	—	—	—	1,515	—	1,515
Unrealized loss on marketable debt securities	—	—	—	(1,175)	—	(1,175)
Net loss	—	—	—	—	(180,091)	(180,091)
BALANCE - DECEMBER 31, 2021	62,491,498	$6	$1,068,634	$(562)	$(765,966)	$302,112
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(74,945)	—	30,225	(44,720)
Share based compensation	—	—	37,897	—	—	37,897
Issuance of common stock under the equity incentive plan and proceeds from exercise	935,598	—	4,585	—	—	4,585
Employee stock purchase program purchase and expense	161,874	—	4,259	—	—	4,259
Issuance of common stock under At-The-Market offering, net of issuance costs of $0.6 million.	701,600	—	19,545	—	—	19,545
Unrealized loss on defined benefit pension plan	—	—	—	(368)	—	(368)
Foreign currency translation adjustments	—	—	—	507	—	507
Unrealized loss on marketable debt securities	—	—	—	(2,484)	—	(2,484)
Net loss	—	—	—	—	(278,482)	(278,482)
BALANCE - DECEMBER 31, 2022	64,290,570	$6	$1,059,975	$(2,907)	$(1,014,223)	$42,851
Share based compensation	—	—	43,985	—	—	43,985
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,046,276	—	3,240	—	—	3,240
Employee stock purchase program purchase and expense	326,521	—	4,853	—	—	4,853
Equity offering, net of issuance costs of $12.6 million	9,703,750	1	191,198	—	—	191,199
Issuance of pre-funded common stock warrants, net of issuance costs of $1.6 million	—	—	24,630	—	—	24,630
Unrealized loss on defined benefit pension plan	—	—	—	(374)	—	(374)
Foreign currency translation adjustments	—	—	—	(1,871)	—	(1,871)
Unrealized gain on marketable debt securities	—	—	—	3,696	—	3,696
Net loss	—	—	—	—	(111,399)	(111,399)
BALANCE - DECEMBER 31, 2023	75,367,117	$7	$1,327,881	$(1,456)	$(1,125,622)	$200,810
The accompanying notes are an integral part of these consolidated financial statements

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net loss	$(111,399)	$(278,482)	$(180,091)
Net income from discontinued operations	264,934	52,986	37,201
Net loss from continuing operations	(376,333)	(331,468)	(217,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,530	20,719	12,746
Share based compensation	44,246	38,143	29,566
Loss on extinguishment of debt	—	7,578	—
Loss on allowance for inventory	3,039	1,039	498
Amortization of debt discount and issuance costs	1,718	1,622	11,242
Amortization of (discounts) premiums on investments	(7,456)	(700)	2,008
Other	(3,626)	1,346	4,219
Changes in operating assets and liabilities:
Accounts receivable	(11,264)	(1,060)	853
Inventory	(39,420)	(1,209)	117
Tax receivable	(35)	(374)	17,099
Prepaid expenses and other current and non-current assets	(4,657)	(5,196)	(1,439)
Change in lease assets and liabilities, net	(986)	(984)	5,577
Accounts payable	24,763	2,055	2,467
Accrued expenses	22,321	22,181	16,678
Deferred revenue, current and non-current	(15,779)	(12,929)	38,300
Other current and non-current liabilities	(418)	(1,609)	1,123
Net cash used in operating activities - continuing operations	(325,357)	(260,846)	(76,238)
Net cash provided by operating activities - discontinued operations	45,336	74,555	61,446
Net cash used in operating activities	(280,021)	(186,291)	(14,792)
Cash Flows From Investing Activities:
Proceeds from the sale/maturity of marketable debt securities	334,575	381,993	433,604
Purchase of marketable debt securities	(443,942)	(385,389)	(547,076)
Purchase of fixed assets	(668)	(191)	(5,101)
Purchase of intangible assets	(41,591)	(28,366)	(19,050)
Other	—	(600)	—
Net cash used in investing activities - continuing operations	(151,626)	(32,553)	(137,623)
Net cash provided by investing activities - discontinued operations	207,402	—	—
Net cash provided by (used in) investing activities	55,776	(32,553)	(137,623)
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(2,100)	(2,100)	(2,100)
Proceeds from issuance of 2029 convertible senior notes	—	316,250	—
Payment of debt issuance costs	—	(9,882)	—
Repurchase of 2025 convertible senior notes including premium	—	(211,324)	—
Proceeds from the issuance of common stock, net of issuance costs	191,198	—	189,278
Proceeds from the issuance of pre-funded warrants, net of issuance costs	24,630	—	—

Proceeds from exercise of stock options	3,240	4,585	12,841
Proceeds from the issuances under the employee stock purchase program	3,166	2,978	2,112
Proceeds from the issuance of common stock in At-the-Market equity offering	—	19,545	35,656
Net cash provided by financing activities - continuing operations	220,134	120,052	237,787
Net cash used in financing activities - discontinued operations	(1,382)	(2,479)	(6,104)
Net cash provided by financing activities	218,752	117,573	231,683
Effect of exchange rate changes on cash	1,981	(2,794)	1,713
Net (decrease) increase in cash and cash equivalents	(3,512)	(104,065)	80,981
Cash and cash equivalents, beginning of year	61,688	165,753	84,772
Cash and cash equivalents, end of year	$58,176	$61,688	$165,753
Supplemental Disclosure of Cash Flow Information:
Operating cash flows used for operating leases	$6,315	$6,020	$2,205
Cash paid for interest	$8,838	$10,159	$7,327
Cash (paid) refunded for income taxes	$(578)	$(996)	$16,420
Non-cash investing and financing activities:
Accrued royalty in excess of minimum payable to the sellers of Thiola	$16,206	$16,067	$19,362
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
Discontinued Operations - Sale of Bile Acid Product Portfolio
On July 16, 2023, Travere entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. ("Mirum Pharmaceuticals" or “Mirum”), pursuant to which Mirum agreed to purchase from Travere substantially all of the assets primarily related to Travere’s business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”), collectively, the "bile acid business". On August 31, 2023, the Company and Mirum consummated the transactions contemplated by the Purchase Agreement (the “Closing”). In connection with the Closing, Mirum paid Travere an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, Travere is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products. The Company has reflected the bile acid business as a discontinued operation in the Consolidated Financial Statements for all periods presented. See Note 19 for further discussion.
Unless otherwise noted, amounts and disclosures throughout the Notes to the Consolidated Financial Statements relate to the Company's continuing operations.
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
This indication was granted under accelerated approval based on reduction in proteinuria. The continued approval of FILSPARI may be contingent upon confirmation of a clinical benefit in the Company's Phase 3 clinical trial of sparsentan for the treatment of IgAN (the "PROTECT Study"). In September 2023, the Company announced topline two-year confirmatory secondary endpoint results from the PROTECT Study and in December 2023, the Company announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. Following its regulatory engagement, the Company plans to submit a supplemental New Drug Application (sNDA) for conversion of the existing U.S. accelerated approval of FILSPARI to full approval.
In August 2022, the Company and Vifor (International) Ltd. ("CSL Vifor"), with whom the Company entered into a license and collaboration agreement ("License Agreement") in September 2021, announced that the European Medicines Agency (the "EMA") had accepted for review the MAA of sparsentan for the treatment of IgAN in the EU. The Company is awaiting an opinion by the Committee for Medicinal Products for Human Use (the "CHMP").
Thiola® and Thiola EC® (tiopronin tablets)
Thiola® and Thiola EC® (tiopronin tablets) are approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.

Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan remains a novel investigational product candidate which has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerosis (FSGS) in the U.S. and the EEA. In December 2023, the Company announced that it had completed its planned Type C meeting with the FDA to discuss previously reported results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. Together with CSL Vifor, the Company also plans to engage with the EMA to determine the potential for a subsequent variation to the Conditional Marketing Authorization (CMA) of sparsentan for the treatment of FSGS, subject to a review decision on the pending application for CMA of sparsentan in IgAN. The Company is conducting additional analyses of FSGS data and intends to engage with regulators to evaluate potential regulatory pathways for a sparsentan FSGS indication.
Pegtibatinase
Pegtibatinase is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union. In May 2023, the Company announced positive topline results from cohort 6 in the Phase 1/2 COMPOSE Study. In December 2023, the Company initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce total homocysteine (tHcy) levels. Topline results from the HARMONY Study are expected in 2026. The Company acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
Preclinical Programs:
The Company is a participant in a Cooperative Research and Development Agreement ("CRADA"), which forms a multi-stakeholder approach to pool resources with leading experts and incorporate the patient perspective early in the therapeutic identification and development process. The Company is partnering with the National Institutes of Health’s National Center for Advancing Translational Sciences ("NCATS") and a leading patient advocacy organization, Alagille Syndrome Alliance, aimed at the identification of potential small molecule therapeutics for Alagille syndrome ("ALGS"). There are no treatment options currently approved for ALGS.
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
Use of Estimates
In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include revenue recognition, forecasting probability-weighted cash flows based upon estimates of forecasted revenues, clinical and regulatory timelines and discount rates, valuing equity securities in share-based payments, estimating expenses of contracted research organizations, estimating reserves for inventory, estimating the useful lives of depreciable and amortizable assets, estimating of valuation allowances and uncertain tax positions, and estimates associated with the assessment of impairment for long-lived assets.

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
Payments received under collaboration and licensing agreements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and royalties on the sale of products. At the inception of arrangements that include milestone payments, the Company uses judgement to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within the Company or the licensee’s control, such as regulatory approvals, are considered to be constrained due to a high degree of uncertainty and are not included in the transaction price until such uncertainty is resolved. At the end of each reporting period, the Company re-evaluates the probability of achievement of development milestones and any related constraint and adjusts the estimate of the overall transaction price, if necessary. The Company recognizes aggregate sales-based milestones and royalty payments from product sales of which the license is deemed to be the predominant item to which the royalties relate, at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied. Revenue from collaboration and licensing agreements may also include sales of inventory, at cost plus a margin, which is recorded in license and collaboration revenue.
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
Inventory, Related Reserves and Cost of Goods Sold
Inventory, which is recorded at the lower of cost or net realizable value, includes materials and other direct and indirect costs and is valued using the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process. The Company does not directly manufacture any product. The Company has a single supplier for its product Thiola, and utilizes contract service providers for the manufacture of the active pharmaceutical ingredient for FILSPARI and the manufacture of primary packaging, secondary packaging and serialization for its product FILSPARI. The inventory reserve was $2.4 million and zero at December 31, 2023 and 2022, respectively.

Inventory, net of reserves, consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$33,790	$2,397
Work in process	4,727	—
Finished goods	2,387	2,126
Total inventory	$40,904	$4,523
Classified as:
Inventory, net	$9,410	$4,523
Long-term inventory, net	31,494	—
Total inventory	$40,904	$4,523
The balance classified as long-term inventory consists of raw materials and work in process for FILSPARI as of December 31, 2023. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption. Such inventories are classified as long-term.
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping, tracking and handling costs, and provisions for excess and obsolete inventory. Cost of goods sold also includes the cost of goods sold under the Company's license and collaboration agreements, which currently consists of the sale of active pharmaceutical ingredients to the Company's collaboration partner, at cost plus a margin.
The following table summarizes cost of goods sold for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of goods sold - product sales	$8,406	$4,420	$3,818
Cost of goods sold - license and collaboration	3,044	—	—
Total cost of goods sold	$11,450	$4,420	$3,818
Capitalization of Inventory Costs
Prior to the regulatory approval of the Company's therapeutic candidates, the Company incurs expenses for the manufacture of drug product supplies to support clinical development that could potentially be available to support the commercial launch of those therapies. The Company capitalizes inventory costs associated with its products after regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Until the date at which regulatory approval has been received, costs related to the production of inventory are recorded as research and development expenses as incurred. Any eventual sale of previously expensed ("zero-cost") inventories may impact future margins, for any periods in which those inventories are sold.
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), the Company recognized approximately $7.5 million in research and development expenses related to the production of active pharmaceutical ingredients to support the commercial launch of FILSPARI. For the year ended December 31, 2023, sales of FILSPARI primarily consisted of zero-cost inventories. As of December 31, 2023, the Company had $7.2 million of zero-cost inventory remaining. The Company expects to continue to benefit from the sale of previously expensed inventories through at least 2025. The Company began capitalizing inventory costs associated with FILSPARI (sparsentan) following the February 2023 approval for treatment in IgAN.
At December 31, 2023, the Company's evaluation of excess inventory and obsolescence considered certain minimum purchase obligations, which in combination with lower forecasted sales of FILSPARI resulted in a $3.2 million charge to cost of goods sold. The charge to cost of goods of sold included a $2.1 million write-down of inventory balances and $1.1 million accrued for firm purchase commitments.
Research and Development Expenses
Research and development includes expenses related to sparsentan, pegtibatinase, and the Company's other pipeline programs. The Company expenses all research and development costs as they are incurred. The Company's research and development costs are composed of salaries and bonuses, benefits, share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, costs to develop drug materials and delivery devices, costs to manufacture drug product supplies to support clinical development, and associated overhead expenses and facilities costs. The Company charges direct internal and external program costs to the respective development programs. The Company also incurs indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
Nonrefundable advance payments for goods and services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered.
During the three months ended December 31, 2022, the Company recorded an out of period adjustment that decreased research and development expenses and related accrued expenses by $7.7 million, $1.5 million of which was previously recorded in fiscal year 2022 and $6.2 million that was originally recorded in fiscal year 2021. The adjustment was the result of a certain pre-launch inventory contract that was not properly evaluated for accounting implications at inception. The Company evaluated the impact of the adjustment and concluded it is not material, individually and in the aggregate, to 2022 or any prior period financial statements.
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
Share-Based Compensation
The Company recognizes all employee share-based compensation as a cost within research and development expenses and selling, general, and administrative expenses. Equity-classified awards principally related to stock options, restricted stock units (“RSUs”) and performance stock units ("PSUs"), are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSUs and PSUs are determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized over the requisite service period. For PSUs, expense is recognized over the implicit service period, assuming vesting is probable. No expense is recognized for PSUs if it is not probable the vesting criteria will be satisfied. Forfeitures are accounted for as they occur.

	Expiration Term	Vesting Term
Stock Options	10 years	3 to 4 years
Restricted Stock Units	----	1 to 4 years
Earnings (Loss) Per Share
The Company calculates basic earnings per share by dividing net income/(loss) by the weighted average number of shares outstanding during the period. Pre-funded warrants issued and sold by the Company to purchase shares of its common stock are included in the calculation of basic net loss per common share if the exercise price of the pre-funded warrant represents little consideration and is non-substantive in relation to the price paid for the warrant, and if the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them.
The Company's diluted earnings/(loss) per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, convertible debt and RSUs, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings per share calculation. In accordance with ASC 260, Earnings per Share, if a company had a discontinued operation, the company uses income from continuing operations, adjusted for preferred dividend and similar adjustments, as its control number to determine whether potential common shares are dilutive.

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
Accounts Receivables, Net
Trade accounts receivable are recorded net of reserves for prompt pay discounts and expected credit losses. Estimates for allowances for credit losses are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for credit losses was zero at both December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, bad debt expense recorded in the Consolidated Statements of Operations and Comprehensive Loss was immaterial. The Company's evaluation of credit losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.
Supplier Concentration Risk
The Company has no manufacturing capabilities and relies on third party manufacturers who are sole source suppliers for manufacturing of its products. The Company intends to rely on third-party manufacturers for the long-term commercial supply of FILSPARI and for its development stage product candidates, including sparsentan for the treatment of FSGS and pegtibatinase. The Company expects the manufacturers of each product or product candidate to, at least initially and potentially for a significant period of time, be single source suppliers to the Company.
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
In the second quarter of 2023, the Company reduced the estimated useful life of the Thiola Intangible to better reflect the pattern of projected future cash flows, resulting in incremental expense of $3.7 million recorded in selling, general, and administrative. The change in estimated useful life has been accounted for as a change in accounting estimate and the remaining carrying amounts of the Thiola Intangible will be amortized prospectively over the new useful life.
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at December 31, 2023 as such royalties are not yet probable and estimable.
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
For the years ended December 31, 2023, 2022 and 2021 there were no impairments to goodwill.
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
In addition, indefinite-lived intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired by comparing the fair value to the carrying value of the asset. To determine the fair value of the asset, the Company used the multi-period excess earnings method of the income approach. The more significant assumptions inherent in the application of this method include: the amount and timing of projected future cash flows (including revenue, cost of sales, research and development costs, and sales and marketing expenses), and the discount rate selected to measure the risks inherent in the future cash flows.
There were no impairments related to finite-lived intangible assets in the years ended December 31, 2023, 2022 and 2021.
Income Taxes
The Company follows ASC 740, Income Taxes ("ASC 740"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized.
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
The aggregate gain arising from foreign exchange transactions included in other income (expense), net for the years ended December 31, 2023, 2022 and 2021 was $0.5 million, $1.4 million, and $0.3 million, respectively.
The results and financial position of the Company that have a functional currency different from the US dollar are translated as follows:
a.assets and liabilities presented are translated at the closing exchange rate as of December 31, 2023 and 2022;
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
The following table summarizes the foreign currency translation adjustment included in accumulated other comprehensive loss for the year ended December 31, 2023, 2022 and 2021 (in thousands):

	Foreign Currency Translation Adjustments included in Accumulated Other Comprehensive Loss
	2023	2022	2021
Balance at January 1,	$415	$(92)	$(1,607)
Foreign currency translation adjustments	(1,871)	507	1,515
Balance at December 31,	$(1,456)	$415	$(92)
Reclassifications
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation, including reclassifying the prior period carrying values of the assets and liabilities included in the sale of the bile acid business as assets and liabilities of discontinued operations within the Consolidated Balance Sheets, and revenues and expenses attributable to the bile acid business as net income from discontinued operations. These reclassifications did not have an impact on total assets or total liabilities in the Consolidated Balance Sheets or net loss in the Consolidated Statements of Operations.
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
Discontinued Operations
Discontinued operations is presented when there is a disposal of a component or a group of components that in the Company's judgement represents a strategic shift that will have a major effect on the Company's operations and financial results. Results of operations directly related to discontinued operations are aggregated into a single line item in the Consolidated Statements of Operations for all periods presented. See Note 19 for further discussion.

Restructuring
Restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of its workforce, and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the service period. Termination benefits are calculated based on a regional benefit practices and local statutory requirements.
In December 2023, the Company initiated a restructuring plan that resulted in a reduction of its workforce, primarily impacting non-field-based employees. One-time termination benefits include severance, continuation of health insurance coverage, and other benefits for a specified period of time. The Company estimates that it will incur a total of $12.0 million to $14.0 million in non-recurring charges in connection with the restructuring, of which the Company has recognized $11.4 million for the year ended December 31, 2023. As of December 31, 2023, the Company recorded accrued restructuring costs of $11.4 million, which is included in accrued expenses of the Consolidated Balance Sheets. No cash payments were made related to the restructuring during 2023. The Company expects that it will incur the remaining estimated restructuring costs during 2024. The Company intends to pay all restructuring plan amounts during 2024.

2023
Liability balance at January 1,	$—
Restructuring expenses	11,394
Foreign currency impact	27
Liability balance at December 31,	$11,421
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity's own equity in Subtopic 815-40 and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU requires entities to use the "if-converted" method when calculating diluted earnings per share for convertible instruments. The adoption of the new standard impacted the Company's accounting for its Convertible Senior Notes Due 2025 (2025 Notes), discussed in Note 7, which were previously accounted for using the cash conversion model applied under ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20"). The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. The cumulative effect of the accounting change as of January 1, 2022 increased the carrying amount of the 2025 Notes by $44.7 million, reduced additional paid-in capital by $74.9 million, and reduced accumulated deficit by $30.2 million.
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
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This new standard does not change accounting for income taxes but requires new disclosures focusing on two areas, the effective rate reconciliation and taxes paid. This new standard is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt this new standard beginning in fiscal 2025 when it becomes effective.
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosure. The FASB amended the guidance in ASC 280, Segment Reporting ("ASC 280"), to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. This new guidance is effective for public business entities for annual periods beginning after December 15, 2023. Early adoption is permitted. The Company will adopt this new guidance beginning in fiscal 2024 when it becomes effective.

NOTE 3. REVENUE RECOGNITION
Product Sales, Net
Product sales consist of FILSPARI and tiopronin products (Thiola and Thiola EC). The Company sells its products to specialty pharmacies and through direct-to-patient distributors worldwide, with the United States representing 99% of net product sales.
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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a net product revenue increase of $0.4 million, $0.2 million, and $0.2 million, respectively, related to performance obligations satisfied in previous periods.
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
The following table summarizes net product sales for the year ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tiopronin products	$98,329	$97,970	$115,122
FILSPARI	29,208	—	—
Total net product sales	$127,537	$97,970	$115,122

NOTE 4. COLLABORATION AND LICENSE AGREEMENTS
In September 2021, the Company entered into a license and collaboration agreement (“License Agreement”) with Vifor (International) Ltd. (“CSL Vifor”), pursuant to which the Company granted an exclusive license to CSL Vifor for the commercialization of sparsentan in Europe, Australia and New Zealand ("Licensed Territories"). CSL Vifor also has first right of negotiation to expand the licensed territories into Canada, China, Brazil and/ or Mexico. Under the terms of the License Agreement, the Company received an upfront payment of $55.0 million and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. The Company is also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the Licensed Territories.
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
The Company recognized a total of $17.7 million in license and collaboration revenue for the year ended December 31, 2023, which consisted of $3.3 million from the sale of active pharmaceutical ingredients to CSL Vifor, and $14.4 million for clinical development activities, based upon the ratio of costs incurred to total estimated costs. A decrease in total costs for clinical development activities due to the restructuring announced in December 2023 resulted in a $2.9 million increase in amortization of deferred revenue under the cost-to-cost model for the year ended December 31, 2023. For the year ended December 31, 2022, the Company recognized a total of $11.5 million in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of December 31, 2023 was $8.9 million. Of this amount, $7.1 million was classified as current as of December 31, 2023, based upon amount expected to be realized within the next year. As of December 31, 2022, deferred revenue related to the clinical development activities was $22.9 million, of which $12.0 million was classified as current. The Company estimates that the remainder of the deferred revenue balance will be fully realized by mid-2025.
The following table sets forth a summary of changes in deferred revenue for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Deferred Revenue
	2023	2022	2021
Balance at January 1,	$22,907	$36,647	$—
New consideration resulting in deferred revenue	—	—	55,000
License and collaboration revenue	(14,363)	(11,490)	(16,714)
Foreign currency impact	387	(2,250)	(1,639)
Balance at December 31,	$8,931	$22,907	$36,647

NOTE 5.    VARIABLE INTEREST ENTITIES
Stock Purchase and Collaboration Agreement with PharmaKrysto
On March 8, 2022, the Company entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company related to PharmaKrysto's early-stage cystinuria discovery program, and concurrently therewith entered into a Stock Purchase Agreement with PharmaKrysto (together, the "Agreements"). Pursuant to the terms of the Agreements, the Company paid PharmaKrysto's shareholders $0.6 million in cash to purchase 5% of the outstanding common shares of PharmaKrysto and $0.4 million to PharmaKrysto as a one-time signing fee. Under the Collaboration Agreement, the Company will fund all research and development expenses for the pre-clinical activities associated with the cystinuria program, which are estimated to be approximately $5.0 million. The Agreements require the Company to purchase an additional 5% of the outstanding common shares for $1.0 million upon the occurrence of a specified pre-clinical milestone, and granted an option to the Company to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone prior to expiration of the option on March 8, 2025. If the Company elects to exercise the option, it would be required to perform commercially reasonable clinical diligence obligations. In addition, it would be required to make cash milestone payments totaling up to an aggregate $16.0 million upon the achievement of certain development and regulatory milestones, plus tiered royalty payments of less than 4% on future net sales of a product, if approved. The Company has the right to terminate the Agreements and return the shares for a nominal price at any time upon 60 days’ notice, subject to survival of contingent obligations, if any.
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
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The consolidated assets and liabilities as of December 31, 2023 and 2022 were immaterial. The results of operations were not significant for the years ended December 31, 2023 and 2022. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit or assets of the Company.
NOTE 6.    MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of December 31, 2023 and 2022 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Marketable debt securities:
Commercial paper	$34,458	$123,647
Corporate debt securities	368,323	224,055
Securities of government-sponsored entities	105,894	40,855
Total available-for-sale marketable debt securities	$508,675	$388,557

The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2023 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$34,450	$25	$(17)	$34,458
Corporate debt securities	Less than 1	133,463	29	(408)	133,084
Securities of government-sponsored entities	Less than 1	81,334	36	(274)	81,096
Total maturity less than 1 year		249,247	90	(699)	248,638
Corporate debt securities	1 to 2	233,969	1,444	(174)	235,239
Securities of government-sponsored entities	1 to 2	24,718	106	(26)	24,798
Total maturity 1 to 2 years		258,687	1,550	(200)	260,037
Total available-for-sale marketable debt securities		$507,934	$1,640	$(899)	$508,675
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2022 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$124,301	$2	$(656)	$123,647
Corporate debt securities	Less than 1	155,841	—	(1,355)	154,486
Securities of government-sponsored entities	Less than 1	7,473	—	(80)	7,393
Total maturity less than 1 year		287,615	2	(2,091)	285,526
Corporate debt securities	1 to 2	70,195	33	(659)	69,569
Securities of government-sponsored entities	1 to 2	33,702	6	(246)	33,462
Total maturity 1 to 2 years		103,897	39	(905)	103,031
Total available-for-sale marketable debt securities		$391,512	$41	$(2,996)	$388,557
During 2023 and 2022, realized gains on marketable debt securities were immaterial. As of December 31, 2023 and December 31, 2022, the accrued interest receivable related to the Company's marketable debt securities was $4.6 million and $1.9 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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

The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of December 31, 2023 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$24,798	$17	$—	$—	$24,798	$17
Corporate debt securities	140,802	405	28,775	177	169,577	582
Securities of government-sponsored entities	61,933	217	12,540	83	74,473	300
Total	$227,533	$639	$41,315	$260	$268,848	$899
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
As of December 31, 2023 and December 31, 2022, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $269.7 million and $363.7 million, respectively.
As of December 31, 2023 and December 31, 2022, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The decrease in unrealized losses for the year ended December 31, 2023 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.
NOTE 7.    CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	December 31, 2023	December 31, 2022
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	68,904	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(7,348)	(8,750)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(543)	(859)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$377,263	$375,545
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

The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At December 31, 2023, accrued interest on the 2029 Notes of $2.4 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At December 31, 2023, accrued interest of $0.5 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.

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
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt on its Consolidated Statements of Operations for the year ended December 31, 2022, which included the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, and as of December 31, 2023, the total remaining principal amount outstanding under the 2025 Notes was $68.9 million.
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
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at December 31, 2023.
The 2025 and 2029 Notes are classified on the Company's Consolidated Balance Sheets at December 31, 2023 as long-tern convertible debt.

Interest Expense
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$8,838	$8,433	$6,900
Amortization of debt discount	—	—	10,339
Amortization of debt issuance costs	1,718	1,622	903
Total interest expense for the 2025 and 2029 Notes	$10,556	$10,055	$18,142
Total interest expense recognized for the years ended December 31, 2023, 2022 and 2021 was $11.3 million, $11.0 million and $19.7 million, respectively.
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
The valuation techniques used to measure the fair value of the Company’s debt securities and all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. Based on the fair value hierarchy, the Company classified marketable debt securities within Level 2.
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of December 31, 2023 and 2022, the fair value of the Company's 2.50% Convertible Senior Notes due 2025 was $58.3 million and $62.9 million, respectively. As of December 31, 2023 and 2022, the fair value of the Company's 2.25% Convertible Senior Notes due 2029, which were issued in 2022, was $212.1 million and $283.0 million, respectively. The fair values were estimated utilizing market quotations and are considered Level 2.
The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2023 (in thousands):

	As of December 31, 2023	Fair Value Hierarchy at December 31, 2023
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$58,176	$58,176	$—	$—
Marketable debt securities, available-for-sale	508,675	—	508,675	—
Total	$566,851	$58,176	$508,675	$—

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
NOTE 9.    INTANGIBLE ASSETS
Amortizable Intangible Assets
Ligand License Agreement
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. In March 2023, the Company capitalized a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) that was triggered upon the accelerated approval of FILSPARI in February 2023. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and BMS) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the year ended December 31, 2023, the Company capitalized $4.4 million to intangible assets for royalties owed on net sales of FILSPARI. The cost of the $23.0 million milestone payment and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033
Thiola License Agreement
The Company entered into a license agreement with Mission Pharmacal in 2014, in which the Company obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. The initial term of the license is 10 years and will automatically renew thereafter for periods of one year.
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
The Company paid Mission an up-front license fee of $3.0 million and during the term of the agreement will pay the greater of $2.0 million, representing the guaranteed minimum royalty, or 20% of the Company’s net sales of Thiola during each calendar year.
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
In November 2018, the Company amended its agreement with Mission to remove all territorial restrictions on our license. As consideration for the expanded territory, the Company paid an up-front fee of $0.3 million and will pay the greater of $0.1 million, representing the guaranteed minimum, or 20% of the Company's net sales of Thiola generated outside of the United States during each calendar year. Upon execution of the amendment, the Company capitalized an additional $1.0 million in intangible assets and recorded a guaranteed minimum liability of $0.7 million related to this amendment.
The present value of guaranteed minimum royalties payable using a discount rate ranging from approximately 7% to 11% based on the Company’s then borrowing rate is $9.7 million and $11.1 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $7.6 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheets. As of December 31, 2022, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $9.0 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheets. The Company has capitalized $155.6 million related to the Thiola intangible asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payments through December 31, 2023 in excess of minimum royalties. In 2023 the Company added $16.2 million to the intangible asset related to royalties in excess of the minimum. Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for royalties in excess of the annual contractual minimum at December 31, 2023, as such royalties are not yet probable and estimable.
Amortizable intangible assets as of December 31, 2023 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Thiola license	12	$155,589	$(77,311)	$78,278
Ligand license	11	27,448	(2,036)	25,412
Total amortizable intangible assets		$183,037	$(79,347)	$103,690
Amortizable intangible assets as of December 31, 2022 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Thiola license	12	$139,383	$(50,324)	$89,059
Ligand license	11	19,400	(12,139)	7,261
Total amortizable intangible assets		$158,783	$(62,463)	$96,320
The following table summarizes amortization expense for the year ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Selling, general and administrative	$29,021	$12,339	$9,888
Research and development	7,261	6,264	1,158
Total amortization expense	$36,282	$18,603	$11,046
As of December 31, 2023, amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2024	$37,625
2025	40,709
2026	8,347
2027	2,722
2028	2,729
Thereafter	11,558
Total	$103,690
Goodwill
As of December 31, 2023 and 2022, the Company had goodwill of $0.8 million.

NOTE 10.    ACCRUED EXPENSES
Accrued expenses consist of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Compensation related costs	$29,908	$35,267
Research and development	26,006	26,070
Sales discounts, rebates, and allowances	13,730	13,486
Transition services accrual	12,282	—
Accrued restructuring costs	11,421	—
Selling, general and administrative	7,190	8,791
Accrued royalties	6,991	7,755
Miscellaneous accrued	11,463	4,373
Total accrued expenses	$118,991	$95,742
NOTE 11.    COMMITMENTS AND CONTINGENCIES
Commitments
Certain of the Company's contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements.
Contingencies
In November 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. The Company acquired Orphan by purchasing all of the outstanding shares. Under the Agreement, the Company has also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted. In accordance with ASC 450, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2023, no contingent cash payments have been accrued.
The Company anticipates that it may achieve certain milestones with both FILSPARI and pegtibatinase that will result in the Company making net payments of approximately $50.0 million in the next 12 months.
Legal Proceedings
From time to time in the normal course of business, the Company is subject to various legal matters such as threatened or pending claims or litigation. Although the results of claims and litigation cannot be predicted with certainty, the Company does not believe it is a party to any claim or litigation in which the outcome, if determined adversely to it, would individually or in the aggregate be reasonably expected to have a material adverse effect on its results of operations or financial condition.
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
2018 Equity Incentive Plan
The Company's 2018 Equity Incentive Plan (the "2018 Plan") is the successor to and continuation of the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the Company's 2014 Equity Incentive Plan (the "2014 Plan", and together with the 2015 Plan, the "Prior Plans"). Unallocated shares under the Prior Plans are no longer available for issuance under the Prior Plans, and have instead been added to the shares available for issuance under the 2018 Plan. The 2018 Plan, as amended, and including the unallocated shares of the Prior Plans, provides for a total of 15.7 million shares to be issued, plus the Prior Plans' returning shares, if any, which become available for grant under the 2018 Plan from time to time. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of December 31, 2023, there were approximately 4.5 million shares reserved for future issuance under the 2018 Plan.
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
Substantially all employees are eligible to participate in the 2017 ESPP and, through payroll deductions, can purchase shares on established dates semi-annually. The purchase price per share sold pursuant to the 2017 ESPP will be the lower of (i) 85% of the fair market value of common stock on the first day of the offering period or (ii) 85% of the fair market value on the purchase date. Each offering period will span up to six months. Purchases may be up to 15% of qualified compensation, with an annual limit of $25,000. The 2017 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.
As of December 31, 2023, there were approximately 2,180,000 shares authorized and 1,100,657 shares reserved for future issuance under the 2017 ESPP.
Stock Options
The fair values of stock option grants during the years ended December 31, 2023, 2022 and 2021 were calculated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. The following weighted average assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the specified reporting periods:

	Year Ended December 31,
	2023	2022	2021
Risk free rate	3.9%	1.7%	0.6%
Expected volatility	50%	50%	59%
Expected life (in years)	6.4	6.4	6.4
Expected dividend yield	—	—	—
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

The following table summarizes our stock option activity and related information for the year ended December 31, 2023:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,932,422	$21.56	5.79	$24,658
Granted	1,157,750	21.69	—	—
Forfeited and expired	(652,156)	24.98	—	—
Exercised	(226,663)	14.30	—	1,422
Outstanding at December 31, 2023	10,211,353	$21.52	4.91	$—
Vested and expected to vest at December 31, 2023	10,211,353	$21.52	4.88	$—
The aggregate intrinsic value of stock options exercised in the years ended December 31, 2023, 2022 and 2021 was $1.4 million, $5.1 million, and $7.5 million, respectively.
The following table summarizes our stock options exercisable at December 31, 2023, 2022 and 2021:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Exercisable at December 31, 2021	6,011,349	$19.34	5.16	$71,063
Exercisable at December 31, 2022	6,999,669	$20.22	4.62	$21,806
Exercisable at December 31, 2023	7,942,964	$20.85	3.95	$—
The weighted average grant date fair value of options granted was $11.66, $13.45, and $14.00 during the years ended December 31, 2023, 2022 and 2021, respectively. The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock of $8.99, $21.03 and $31.04 as of December 31, 2023, 2022 and 2021, respectively. Unrecognized compensation cost associated with unvested stock options amounts to $24.1 million as of December 31, 2023, which will be expensed over a weighted average remaining vesting period of 2.3 years.
In connection with the retirement of the Company's former Chief Financial Officer, the Board of Directors approved a modification to extend the deadline to exercise each stock option held to the earlier of three months following the last vesting date or the original expiration date of the option, and to continue vesting on the original schedule of any underlying unvested stock options and restricted stock units. The modification resulted in incremental compensation cost of $2.6 million for the year ended December 31, 2023.
Restricted Stock Units
As of December 31, 2023, there was approximately $46.8 million of unrecognized compensation cost related to restricted stock units ("RSUs") granted. This amount is expected to be recognized over a weighted average period of 2.5 years.
The following table summarizes our restricted stock unit activity for the year ended December 31, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2022	2,343,709	$24.65
Granted	1,907,542	21.20
Vested	(803,113)	23.30
Forfeited/cancelled	(574,092)	23.48
Unvested December 31, 2023	2,874,046	$22.97

The fair value of restricted stock units vested for the years ended December 31, 2023, 2022 and 2021 was $18.7 million, $11.5 million, and $7.4 million, respectively. The weighted average grant date fair value for stock awards granted during the years ended December 31, 2023, 2022 and 2021 was $23.30, $21.21, and $18.08, respectively.
Performance-based Stock Units
Performance-based stock units ("PSUs") are subject to vest only if certain specified criteria are achieved. As of December 31, 2023, there was approximately $2.0 million of unrecognized compensation cost related to PSUs granted and deemed probable of vesting. This amount is expected to be recognized over a weighted average period of 0.9 years.
The following table summarizes our performance-based stock unit activity for the year ended December 31, 2023:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2022	157,048	$25.24
Granted	66,250	22.40
Vested	(16,500)	15.46
Forfeited/cancelled	(31,340)	22.31
Unvested December 31, 2023	175,458	$25.61
The fair value of PSUs vested for the years ended December 31, 2023, 2022 and 2021 was $0.3 million, $0.4 million, and $1.8 million, respectively. The weighted average grant date fair value for performance-based stock awards granted during the years ended December 31, 2023, 2022 and 2021 was $15.46, $25.26, and $15.46, respectively.
Share Based Compensation
Total non-cash stock-based compensation expense consisted of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Selling, general and administrative expenses	$27,111	$24,368	$17,009
Research and development expenses	17,135	13,775	12,557
Total stock-based compensation expense	$44,246	$38,143	$29,566
NOTE 13.    NET LOSS PER COMMON SHARE
Basic and diluted net income (loss) per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. In accordance with ASC 260, Earnings per Share, if a company had a discontinued operation, the company uses income from continuing operations, adjusted for preferred dividend and similar adjustments, as its control number to determine whether potential common shares are dilutive.
As discussed in Note 15, as part of its February 2023 underwritten public offering, the Company issued and sold pre-funded warrants to purchase 1.25 million shares of its common stock at a price to the public of $20.9999 per pre-funded warrant. The pre-funded warrants are exercisable immediately and are exercisable for one share of the Company's common stock. The exercise price of each pre-funded warrant is $0.0001 per share of common stock. Since the $0.0001 price per share represents little consideration and is non-substantive in relation to the $20.9999 price per pre-funded warrant and the $21.00 price per share of the common stock offered to the public, and as the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them, the shares underlying the warrants are therefore included in the calculation of basic net loss per common share.
The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, performance-based stock units, and shares issuable upon conversion of the 2025 Notes and 2029 Notes, are considered to be common stock equivalents and are not included in the calculation of diluted net loss per share because their effect is anti-dilutive.

Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	For the year ended December 31,
	2023			2022			2021
	Shares	Net (loss) income	EPS	Shares	Net (loss) income	EPS	Shares	Net (loss) income	EPS
Continuing operations	74,267,418	$(376,333)	$(5.07)	63,758,515	$(331,468)	$(5.20)	59,832,287	$(217,292)	$(3.63)
Discontinued operations	74,267,418	$264,934	$3.57	63,758,515	$52,986	$0.83	59,832,287	$37,201	$0.62
Basic and diluted loss per share	74,267,418	$(111,399)	$(1.50)	63,758,515	$(278,482)	$(4.37)	59,832,287	$(180,091)	$(3.01)
For the years ended December 31, 2023, 2022 and 2021, the following weighted-average number of common stock equivalents were excluded because they were anti-dilutive:

	For the year ended December 31,
	2023	2022	2021
Convertible debt	11,697,952	10,869,000	7,113,402
Options	10,555,550	10,041,249	9,214,188
Restricted stock units and performance-based stock units	3,417,245	2,175,100	1,569,470
Total anti-dilutive shares	25,670,747	23,085,349	17,897,060
NOTE 14.    INCOME TAXES
For financial reporting purposes, net loss from continuing operations before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(293,283)	$(268,887)	$(161,333)
Foreign	(82,827)	(62,268)	(55,550)
Total	$(376,110)	$(331,155)	$(216,883)
The components of the provision for income taxes, in the Consolidated Statements of Operations are as follows (in thousands):

	2023	2022	2021
Current
Federal	$—	$—	$—
State	223	314	412
Foreign	—	(1)	(3)
	223	313	409
Deferred
Federal	—	—	—
State	—	—	—
	—	—	—
Total tax provision	$223	$313	$409

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate expressed as a percentage of loss before income taxes:

	2023	2022	2021
Statutory rate - federal	(21.00)%	(21.00)%	(21.00)%
State taxes, net of federal benefit	(3.19)%	(3.62)%	(2.92)%
Foreign rate differential	1.29%	0.81%	2.72%
Nondeductible executive compensation	1.50%	0.41%	0.40%
Excess tax benefits associated with share-based awards	0.68%	(0.17)%	0.15%
Other permanent differences	0.37%	0.17%	0.12%
Tax credits	(1.13)%	(5.29)%	(8.65)%
Return to provision adjustments and other true-ups	4.19%	(0.17)%	2.00%
Adoption of ASU 2020-06	—%	(3.54)%	—%
Other	0.57%	—%	0.18%
Change in valuation allowance	16.78%	32.49%	27.19%
Income tax provision (benefit)	0.06%	0.09%	0.19%
The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred Tax Assets:
Net operating loss	$81,531	$49,811
Research and development and other tax credits	77,555	91,052
Capitalized research and development	39,907	36,442
Contingent consideration	—	18,124
Other accrued expenses	13,187	13,247
Stock based compensation	21,607	22,936
Charitable contributions	6,110	4,781
Intangible assets greater than book	47,731	51,391
Interest expense limitation	1,679	4,346
Operating lease liabilities	6,812	8,018
Tax basis depreciation greater than book depreciation	292	105
Difference in basis of loan costs	62	15
	296,473	300,268
Deferred Tax Liabilities:
Operating lease right of use assets	(5,595)	(6,658)
Prepaid assets	(198)	(206)
	(5,793)	(6,864)

Net deferred tax assets before valuation allowance	290,680	293,404
Valuation allowance	(290,680)	(293,404)
Total deferred tax assets	$—	$—
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

The Company has recorded a valuation allowance of $290.7 million as of December 31, 2023 to reflect the estimated amount of deferred tax assets that may not be realized. The Company decreased its valuation allowance by $2.7 million for the year ended December 31, 2023, compared to a $95.1 million increase for the year ended December 31, 2022.
As of December 31, 2023, the Company had available unused U.S. federal and state net operating loss (“NOL”) carryforwards of $154.3 million and $208.4 million, respectively, all of which are fully offset by a valuation allowance. Additionally, the Company had an interest expense limitation carryforward of $8.0 million that is fully offset by a valuation allowance. The federal NOL and interest expense limitation carryforward have an indefinite life. The state NOL carryforwards will begin to expire in 2024 unless previously utilized, except for $39.8 million of the state net operating losses that have an indefinite carryforward period. In addition, at December 31, 2023, the Company had federal orphan drug tax credit carryforwards of $86.8 million that begin to expire in 2035 unless utilized, federal research and development tax credit carryforwards of $4.8 million that begin to expire in 2033 unless utilized, state research and development tax credit carryforwards of $8.0 million that begin to expire in 2030 unless utilized and $1.3 million that have an indefinite carryforward period, and California Competes tax credit carryforwards of $2.0 million that begin to expire in 2024. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited upon a cumulative change in ownership of more than 50% within a three-year period. The Company completed a study to analyze whether any ownership changes had occurred through March 31, 2023, and determined no ownership changes occurred. The Company is in the process of updating its analysis of owner shifts to determine whether an ownership change occurred since March 31, 2023. Any change in ownership should not impact the utilization of tax attributes for the year ended December 31, 2023, and due to the Company’s full valuation allowance any subsequent ownership changes will not impact the Company’s effective tax rate.
As of December 31, 2023, the Company had Irish NOL carryforwards of $16.1 million which are fully offset by a valuation allowance and have an indefinite life. The Company also had Swiss NOL carryforwards of $251.1 million which are fully offset by a valuation allowance and begin to expire in 2024, as well as Federal Act on Tax Reform and AHV Financing (“TRAF”) cantonal tax benefits of $526.2 million which expire in 2029.
The Company accounts for uncertain tax benefits in accordance with the provisions of ASC 740-10 of the Accounting for Uncertainty in Income Taxes. As of December 31, 2023, the Company had $22.9 million in unrecognized tax benefits, all of which are related to orphan drug and research and development tax credits and were recorded as a reduction to the deferred tax assets with a corresponding reduction in the Company’s valuation allowance of $22.9 million. To the extent unrecognized tax benefits are recognized at a time when a valuation allowance does not exist, the recognition of the $22.9 million tax benefit would reduce the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2023 will change materially within the following 12 months.
A reconciliation of the Company's unrecognized tax benefits for the years 2023 and 2022 is provided in the following table (in thousands):

	2023	2022
Balance as of January 1:	$11,490	$7,825
Increase in current period positions	4,871	2,056
Increase in prior period positions	7,383	1,919
Decrease in prior period positions	(838)	—
Decrease due to settlements with tax authorities	—	(310)
Balance as of December 31:	$22,906	$11,490
The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions related to the carryforward of unutilized tax attributes, the Company’s income tax returns are open to examination by federal authorities for the years ended December 31, 2019, and forward, and for state authorities, for the years ended December 31, 2014, and forward. The Company's Swiss income tax returns are open to examination for the years ended December 31, 2018, and forward and the Company's Irish tax returns are open to examination for the years ended December 31, 2019, and forward.
The Company recognizes interest and penalties as a component of income tax expense. The Company did not recognize any interest or penalties for the year ended December 31, 2023. Interest and penalties for the years ended December 31, 2022 and 2021 were less than $0.1 million.
NOTE 15.    EQUITY OFFERINGS
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company's prior registration statement on Form S-3 (Registration Statement No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million in the year ended December 31, 2022. The Company did not sell any shares under the ATM Agreement during the year ended December 31, 2023. As of December 31, 2023, an aggregate amount of $19.5 million remained eligible for sale under the ATM Agreement.
NOTE 16.    RETIREMENT PLAN
401(k) Savings Plan
The Company has a 401(k) defined contribution savings plan for the benefit of all eligible employees. Employer matching contributions were $2.7 million, $2.1 million, and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Switzerland Defined Benefit Plan
The Company maintains a defined benefit pension plan covering employees of its Swiss subsidiary, Travere Therapeutics Switzerland GmbH (the "Swiss Plan"). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum benefit. Employer and employee contributions are made to the Swiss Plan based on various percentages of participants' salaries and wages that vary according to the participants' age and other factors. As of December 31, 2023, the projected benefit obligations under the Swiss Plan were approximately $3.3 million, and plan assets were approximately $2.5 million. The funded status of the Swiss Plan is included in other long-term liabilities on the Company's Consolidated Balance Sheets.
NOTE 17. PROPERTY AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Computers and equipment	$2,071	$2,049
Furniture and fixtures	2,990	2,938
Leasehold improvements	9,692	9,180
Construction-in-progress	169	77
	14,922	14,244
Less: Accumulated depreciation	(7,443)	(5,195)
Total property and equipment, net	$7,479	$9,049

The construction-in-process balance consists of costs related to the Company’s leasehold improvements at its facilities in San Diego, California.
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $2.2 million, $2.1 million and $1.7 million, respectively.
NOTE 18. LEASES
As of December 31, 2023, the Company had two operating leases, including one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
The initial term of the office lease ends in August 2028, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. At lease inception, it was not reasonably certain that the Company will extend the term of the lease and therefore the renewal period has been excluded from the aforementioned ROU asset and lease liability measurements. The measurement of the lease term occurs from the February 2021 occupancy date of the office space.
The Company also has one operating lease with Esprit Investments Limited for office space located in Dublin, Ireland, which was entered into in October 2022. The initial term of the office lease ends in September 2027. The lease provides the option to extend the term of the lease by a period of 5 years, although at lease inception, it was not reasonably certain that the Company will elect this option and therefore the renewal period has been excluded from the initial lease measurement. Utilizing a discount rate equal to the Company's borrowing rate, the Company established an ROU asset and corresponding lease liability of $0.4 million.
The following is a schedule of the future minimum rental commitments for our operating leases reconciled to the lease liability and ROU asset as of December 31, 2023 (in thousands):

December 31, 2023
2024	$6,501
2025	6,673
2026	6,889
2027	7,064
2028	4,781
Thereafter	—
Total undiscounted future minimum payments	31,908
Present value discount	(4,387)
Total lease liability	27,521
Unamortized lease incentives	(4,591)
Cash payments in excess of straight-line lease expense	(4,869)
Total ROU asset	$18,061
The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term in years	4.7	5.7
Weighted-average discount rate	6.48%	6.48%
For the year ended December 31, 2023, 2022 and 2021 the Company recorded $4.9 million, $5.0 million, and $4.9 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
The Company's sale of the bile acid business resulted in a gain, net of tax, of $226.0 million. The net gain consists of net consideration, including the upfront payment and the deduction of investment banker fees owed upon the Closing, plus the derecognition of the carrying value of the net liabilities included in the transaction and the immaterial tax due on the sale.
The Company and Mirum have also entered into a transition services agreement ("TSA") pursuant to which the Company has agreed to perform certain services for a period of time following the Closing, with respect to Mirum’s use and operation of the assets purchased in the Purchase Agreement. The TSA is designed to ensure and facilitate an orderly transfer of business operations, and the consideration to be received by the Company primarily consists of cost reimbursement. For the year ended December 31, 2023, the Company recognized $1.0 million, included in continuing operations within other income (expense), net, of which the Company collected $0.6 million as of December 31, 2023. As part of the TSA, the Company is collecting certain receivables related to purchased assets for a period of time and remitting them to Mirum. The transition services accrual as of December 31, 2023 was $12.3 million, and is included in accrued expenses in the accompanying consolidated balance sheets. TSA services provided by the Company are not anticipated to last beyond 12 months post-close.
The Company determined that the divestiture represents a strategic shift that will have a major effect on the Company's operations and financial results, and has therefore reflected the bile acid business as a discontinued operation for all periods presented.
Results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net product sales	$66,164	$102,558	$95,654
Total revenue	66,164	102,558	95,654
Operating expenses:
Cost of goods sold	1,899	3,172	2,966
Research and development	6,118	8,447	9,169
Selling, general and administrative	19,500	22,686	23,599
Change in fair value of contingent consideration	(473)	15,006	22,260
Total operating expenses	27,044	49,311	57,994
Operating income	39,120	53,247	37,660
Other income (expenses), net:
Interest expense	(191)	(261)	(459)
Gain on disposal of discontinued operations, net of tax	226,005	—	—
Total other income (expense), net	225,814	(261)	(459)
Income from discontinued operations before income tax	264,934	52,986	37,201
Income tax on discontinued operations	—	—	—
Net income from discontinued operations	$264,934	$52,986	$37,201

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

NOTE 20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected consolidated statements of operations data for each quarter for the fiscal years ended December 31, 2023 and 2022 (unaudited, in thousands, except for per share data):

		Quarter
		First	Second	Third	Fourth
For the year ended December 31, 2023:
Total revenue		$30,888	$32,196	$37,095	$45,059
Total operating expenses		128,257	136,147	129,680	139,292
Operating loss		(97,369)	(103,951)	(92,585)	(94,233)
Loss from continuing operations before income tax provision		(96,486)	(101,867)	(89,229)	(88,528)
Loss from continuing operations, net of tax		(96,564)	(101,932)	(89,241)	(88,596)
Income (loss) from discontinued operations, net of tax	1	10,233	16,302	239,976	(1,577)
Net (loss) income		(86,331)	(85,630)	150,735	(90,173)
(Loss) income per common share - basic and diluted:
Continuing operations		$(1.42)	$(1.34)	$(1.17)	$(1.16)
Discontinued operations		0.15	0.21	3.14	(0.02)
Net (loss) income per common share		$(1.27)	$(1.13)	$1.97	$(1.18)
For the year ended December 31, 2022:
Total revenue		$23,412	$28,634	$28,075	$29,339
Total operating expenses		95,393	107,160	110,679	116,041
Operating loss		(71,981)	(78,526)	(82,604)	(86,702)
Loss from continuing operations before income tax provision		(81,694)	(79,970)	(83,918)	(85,573)
Loss from continuing operations, net of tax		(81,746)	(80,023)	(84,063)	(85,636)
Income from discontinued operations, net of tax	1	5,775	12,991	14,407	19,813
Net loss		(75,971)	(67,032)	(69,656)	(65,823)
(Loss) income per common share - basic and diluted:
Continuing operations		$(1.29)	$(1.25)	$(1.31)	$(1.33)
Discontinued operations		0.09	0.20	0.22	0.30
Net loss per common share		$(1.20)	$(1.05)	$(1.09)	$(1.03)

1
On August 31, 2023, the Company sold its bile acid business, resulting in a gain, net of tax, of $226.0 million. The Company has reflected the bile acid business as a discontinued operation in the Consolidated Financial Statements for all periods presented. See Note 19 for results of discontinued operations and further discussion.

NOTE 21. SUBSEQUENT EVENTS
On January 25, 2024, the Company announced that it has entered into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan, a dual endothelin angiotensin receptor antagonist for the treatment of IgAN, to patients in Japan and other countries in Asia. Renalys will hold regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam.
Under the terms of the agreement, Travere will receive an upfront payment and be eligible to receive up to $120 million in regulatory, development and sales-based milestone payments. As part of the collaboration, Travere has obtained a minority equity stake in Renalys and will be eligible to receive tiered royalties on net sales of sparsentan in the licensed territories. Renalys will be responsible for development, regulatory matters, and commercialization in the licensed territories.