Form 10-Q
period 2024-03-31
Travere Therapeutics, Inc.
filed 2024-05-06
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of May 2, 2024 was 76,129,018.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2024

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in this Quarterly Report on Form 10-Q. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$43,251	$58,176
Marketable debt securities, at fair value	397,793	508,675
Accounts receivable, net	22,731	21,179
Inventory	4,532	9,410
Prepaid expenses and other current assets	12,769	19,335
Total current assets	481,076	616,775
Long-term inventory	37,774	31,494
Property and equipment, net	6,943	7,479
Operating lease right of use assets	17,271	18,061
Intangible assets, net	101,182	104,443
Other assets	19,301	10,661
Total assets	$663,547	$788,913
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,725	$41,675
Accrued expenses	139,580	118,991
Deferred revenue, current portion	6,460	7,096
Operating lease liabilities, current portion	5,036	4,909
Other current liabilities	5,428	5,237
Total current liabilities	173,229	177,908
Convertible debt	377,693	377,263
Deferred revenue, less current portion	888	1,835
Operating lease liabilities, less current portion	21,287	22,612
Other non-current liabilities	16,379	8,485
Total liabilities	589,476	588,103
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 76,108,829, and 75,367,117 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8	7
Additional paid-in capital	1,337,638	1,327,881
Accumulated deficit	(1,261,683)	(1,125,622)
Accumulated other comprehensive loss	(1,892)	(1,456)
Total stockholders' equity	74,071	200,810
Total liabilities and stockholders' equity	$663,547	$788,913
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net product sales	$39,984	$24,178
License and collaboration revenue	1,390	6,710
Total revenue	41,374	30,888
Operating expenses:
Cost of goods sold	1,504	4,145
Research and development	49,420	58,162
Selling, general and administrative	64,223	65,950
In-process research and development	65,205	—
Restructuring	259	—
Total operating expenses	180,611	128,257
Operating loss	(139,237)	(97,369)
Other income (expenses), net:
Interest income	6,032	3,646
Interest expense	(2,800)	(2,850)
Other income, net	238	87
Total other income, net	3,470	883
Loss from continuing operations before income tax provision	(135,767)	(96,486)
Income tax provision on continuing operations	(191)	(78)
Loss from continuing operations, net of tax	(135,958)	(96,564)
(Loss) income from discontinued operations, net of tax	(103)	10,233
Net loss	$(136,061)	$(86,331)

Per share data
Basic and diluted:
Net loss from continuing operations	$(1.76)	$(1.42)
Net income from discontinued operations	—	0.15
Net loss per common share	$(1.76)	$(1.27)
Weighted average common shares outstanding	77,136,493	68,174,099
Comprehensive loss:
Net loss	$(136,061)	$(86,331)
Foreign currency translation gain (loss)	629	(566)
Unrealized (loss) gain on marketable debt securities	(1,065)	1,297
Comprehensive loss	$(136,497)	$(85,600)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2024						Three Months Ended March 31, 2023
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	75,367,117	$7	$1,327,881	$(1,456)	$(1,125,622)	$200,810	64,290,570	$6	$1,059,975	$(2,907)	$(1,014,223)	$42,851
Share based compensation	—	—	9,420	—	—	9,420	—	—	13,325	—	—	13,325
Issuance of common stock under the equity incentive plan and proceeds from exercise	741,712	1	(1)	—	—	—	592,486	—	2,296	—	—	2,296
Employee stock purchase program purchase and expense	—	—	338	—	—	338	—	—	439	—	—	439
Issuance of common stock, net of issuance costs of $12.6 million	—	—	—	—	—	—	9,703,750	1	191,198	—	—	191,199
Issuance of pre-funded common stock warrants, net of issuance costs of $1.6 million	—	—	—	—	—	—	—	—	24,630	—	—	24,630
Foreign currency translation adjustments	—	—	—	629	—	629	—	—	—	(566)	—	(566)
Unrealized (loss) gain on marketable debt securities	—	—	—	(1,065)	—	(1,065)	—	—	—	1,297	—	1,297
Net loss	—	—	—	—	(136,061)	(136,061)	—	—	—	—	(86,331)	(86,331)
Balance - March 31	76,108,829	$8	$1,337,638	$(1,892)	$(1,261,683)	$74,071	74,586,806	$7	$1,291,863	$(2,176)	$(1,100,554)	$189,140
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(136,061)	$(86,331)
Net (loss) income from discontinued operations	(103)	10,233
Net loss from continuing operations	(135,958)	(96,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,880	6,620
Share based compensation	9,758	13,471
Other	364	(1,097)
Changes in operating assets and liabilities:
Accounts receivable	(1,547)	(4,658)
Inventory	(1,824)	(510)
Prepaid expenses and other current and non-current assets	(2,724)	(2,599)
Accounts payable	(24,841)	(351)
Accrued expenses	21,474	(8,879)
Deferred revenue, current and non-current	(1,522)	(3,844)
Other current and non-current liabilities	8,038	(238)
Net cash used in operating activities - continuing operations	(118,902)	(98,649)
Net cash (used in) provided by operating activities - discontinued operations	(103)	17,532
Net cash used in operating activities	(119,005)	(81,117)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	111,364	94,118
Purchase of marketable debt securities	—	(103,190)
Purchase of fixed assets	—	(630)
Purchase of intangible assets	(6,466)	(27,337)
Net cash provided by (used in) investing activities - continuing operations	104,898	(37,039)
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(525)	(525)
Proceeds from the issuance of common stock, net of issuance costs	—	191,199
Proceeds from the issuance of pre-funded warrants, net of issuance costs	—	24,630
Proceeds from exercise of stock options	—	2,296
Net cash (used in) provided by financing activities - continuing operations	(525)	217,600
Net cash used in financing activities - discontinued operations	—	(604)
Net cash (used in) provided by financing activities	(525)	216,996
Effect of exchange rate changes on cash	(293)	848
Net (decrease) increase in cash and cash equivalents	(14,925)	99,688
Cash and cash equivalents, beginning of year	58,176	61,688
Cash and cash equivalents, end of period	$43,251	$161,376
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
Discontinued Operations - Sale of Bile Acid Product Portfolio
In July 2023, Travere entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. ("Mirum Pharmaceuticals" or “Mirum”), pursuant to which Mirum agreed to purchase from Travere substantially all of the assets primarily related to Travere’s business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”), collectively, the "bile acid business". On August 31, 2023, the Company and Mirum consummated the transactions contemplated by the Purchase Agreement (the “Closing”). In connection with the Closing, Mirum paid Travere an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, after the Closing, Travere is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products. The Company has reflected the bile acid business as a discontinued operation in the unaudited consolidated financial statements for all periods presented. See Note 18 for further discussion.
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
This indication was granted under accelerated approval based on reduction in proteinuria. The continued approval of FILSPARI may be contingent upon confirmation of a clinical benefit in the Company's Phase 3 clinical trial of sparsentan for the treatment of IgAN (the "PROTECT Study"). In September 2023, the Company announced topline two-year confirmatory secondary endpoint results from the PROTECT Study and in December 2023, the Company announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. In March 2024, the Company submitted a supplemental New Drug Application (sNDA) for conversion of the existing U.S. accelerated approval of FILSPARI to full approval. In May 2024, the Company announced that the FDA has accepted and granted Priority Review of its sNDA to convert FILSPARI from accelerated approval to full approval for the treatment of IgAN in the U.S. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of September 5, 2024.
In April 2024, the Company and Vifor (International) Ltd. ("CSL Vifor"), with whom the Company entered into a license and collaboration agreement ("License Agreement") in September 2021, announced that the European Commission has granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The CMA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. The European Commission's decision follows the positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in February 2024, based on results from the pivotal Phase 3 PROTECT Study of FILSPARI in IgAN. Under the terms of the License Agreement, the Company will be entitled to receive a regulatory milestone payment of $17.5 million upon receipt of full regulatory approval by the European Commission for IgAN, and an additional milestone payment upon achievement of market access initiatives in certain countries. The Company also expects to make a milestone payment of $5.8 million to Ligand Pharmaceuticals in the second quarter of 2024.
Thiola® and Thiola EC® (tiopronin tablets)
Thiola® and Thiola EC® (tiopronin tablets) are approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan remains a novel investigational product candidate which has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerosis (FSGS) in the U.S. and the EEA. In December 2023, the Company announced that it had completed its planned Type C meeting with the FDA to discuss previously reported results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. Together with CSL Vifor, the Company also plans to engage with the EMA to determine the potential for a subsequent variation to the CMA of sparsentan for the treatment of FSGS, subject to a review decision on the pending application for CMA of sparsentan in

IgAN. The Company is conducting additional analyses of FSGS data and intends to engage with regulators to evaluate potential regulatory pathways for a sparsentan FSGS indication.
Pegtibatinase
Pegtibatinase is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union. In May 2023, the Company announced positive topline results from cohort 6 in the Phase 1/2 COMPOSE Study. In December 2023, the Company initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce total homocysteine (tHcy) levels. In the beginning of 2024, the first patients were dosed in the HARMONY Study. Topline results from the HARMONY Study are expected in 2026. The Company acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
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

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including reclassifying the prior period revenues and expenses attributable to the bile acid business as net income from discontinued operations. These reclassifications did not have an impact on total assets or total liabilities in the Consolidated Balance Sheets or net loss in the Consolidated Statements of Operations.
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

Payments received under collaboration and licensing agreements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and royalties on the sale of products. At the inception of arrangements that include milestone payments, the Company uses judgment to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within the Company or the licensee’s control, such as regulatory approvals, are considered to be constrained due to a high degree of uncertainty and are not included in the transaction price until such uncertainty is resolved. At the end of each reporting period, the Company re-evaluates the probability of achievement of development milestones and any related constraint and adjusts the estimate of the overall transaction price, if necessary. The Company recognizes aggregate sales-based milestones and royalty payments from product sales of which the license is deemed to be the predominant item to which the royalties relate, at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied. Revenue from collaboration and licensing agreements may also include sales of inventory, at cost plus a margin, which is recorded in license and collaboration revenue.
The Company utilizes significant judgment to develop estimates of the stand-alone selling price for each distinct performance obligation based upon the relative stand-alone selling price. Variable consideration that relates specifically to the Company’s efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. The stand-alone selling price for license-related performance obligations requires judgment in developing assumptions to project probability-weighted cash flows based upon estimates of forecasted revenues, clinical and regulatory timelines and discount rates. The stand-alone selling price for clinical development performance obligations is based on forecasted expected costs of satisfying a performance obligation plus an appropriate margin.
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
The following table summarizes cost of goods sold for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of goods sold - product sales	$1,504	$1,108
Cost of goods sold - license and collaboration	—	3,037
Total cost of goods sold	$1,504	$4,145
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), the Company expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three months ended March 31, 2024 and 2023, sales of FILSPARI primarily consisted of zero-cost inventories. As of March 31, 2024, the Company had approximately $5.0 million of zero-cost inventory. The Company expects to continue to record zero cost of goods sold on the sale of previously expensed inventories through at least 2025. The Company began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
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
In the second quarter of 2023, the Company reduced the estimated useful life of the Thiola Intangible to better reflect the pattern of projected future cash flows. The change in estimated useful life was accounted for as a change in accounting estimate with the remaining carrying amounts of the Thiola Intangible being amortized prospectively over the new useful life.
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at March 31, 2024 as such royalties are not yet probable and estimable.
Variable Interest Entity
The Company reviews each investment and collaboration agreement to determine if it has a variable interest in the entity. In assessing whether the Company has a variable interest in the entity as a whole, the Company considers and makes judgments regarding the purpose and design of the entity, the value of the licensed assets to the entity, the value of the entity’s total assets and the significant activities of the entity. If the Company has a variable interest in the entity as a whole, the Company assesses whether or not the Company is a primary beneficiary of that VIE, based on a number of factors, including: (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to the collaboration agreement, and (iii) which party has the obligation to absorb losses of or the right to receive benefits from the VIE that could be significant to the VIE. If the Company determines that it is the primary beneficiary of a VIE at the onset of the collaboration, the collaboration is treated as a business combination and the Company consolidates the financial statements of the VIE into the Company’s consolidated financial statements. On a quarterly basis, the Company evaluates whether it continues to be the primary beneficiary of the consolidated VIE. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, it deconsolidates the VIE in the period in which the determination is made.
Assets and liabilities recorded as a result of consolidating the financial results of the VIE into the Company’s consolidated balance sheet do not represent additional assets that could be used to satisfy claims against the Company’s general assets or liabilities for which creditors have recourse to the Company’s general assets.
Equity Securities
The Company applies the equity method of accounting for investments when it has significant influence, but no controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in joint steering committees and material intercompany transactions. The Company’s proportionate share of the earnings or losses resulting from these investments is reported in other income, net in the accompanying Consolidated Statements of Operations. Investments accounted for using the equity method may be reported on a lag of up to three months if financial statements of the investee are not available in sufficient time for the Company to apply the equity method as of the current reporting date. The January 2024 exercise of the option to purchase shares of common stock of Renalys represents a non-cash investing activity of $3.3 million. See Note 6 for further discussion.

Discontinued Operations
Discontinued operations is presented when there is a disposal of a component or a group of components that in the Company's judgment represents a strategic shift that will have a major effect on the Company's operations and financial results. Results of operations directly related to discontinued operations are aggregated into a single line item in the Consolidated Statements of Operations for all periods presented. See Note 18 for further discussion.
Restructuring
Restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of its workforce, and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the service period. Termination benefits are calculated based on regional benefit practices and local statutory requirements.
In December 2023, the Company initiated a restructuring plan that resulted in a reduction of its workforce, primarily impacting non-field-based employees. One-time termination benefits include severance, continuation of health insurance coverage, and other benefits for a specified period of time. The Company estimated that it will incur a total of $12.0 million to $14.0 million in non-recurring charges in connection with the restructuring, of which the Company has recognized a total of $11.7 million as of March 31, 2024, including $0.3 million for the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company had accruals related to the restructuring of $1.2 million and $11.4 million, respectively, which is included in accrued expenses in the Consolidated Balance Sheets. Cash payments totaling $10.5 million were made related to the restructuring during 2024. The Company expects that it will incur the remaining estimated restructuring costs during 2024. The Company anticipates it will pay all restructuring plan amounts during 2024.
The following table sets forth a summary of changes in accrued restructuring costs for the three months ended March 31, 2024 and 2023 (in thousands):

	Restructuring
	2024	2023
Liability balance at January 1,	$11,421	$—
Restructuring expenses	259	—
Payments	(10,502)	—
Foreign currency impact	26	—
Liability balance at March 31,	$1,204	$—
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosure. The FASB amended the guidance in ASC 280, Segment Reporting ("ASC 280"), to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. This new guidance is effective for public business entities for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted this new standard as of January 1, 2024, however, the adoption did not have an impact on the accompanying quarterly financial statements since the standard is not effective for interim periods until fiscal 2025.
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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the three months ended March 31, 2024 and 2023, adjustments to net product revenue related to performance obligations satisfied in previous periods were immaterial.
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
The following table summarizes net product sales for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Tiopronin products	$20,150	$21,174
FILSPARI	19,834	3,004
Total net product sales	$39,984	$24,178

NOTE 4. COLLABORATION AND LICENSE AGREEMENTS
License Agreement with CSL Vifor
On September 15, 2021, the Company entered into a license and collaboration agreement (“CSL Vifor License Agreement”) with Vifor (International) Ltd. (“CSL Vifor”), pursuant to which the Company granted an exclusive license to CSL Vifor for the commercialization of sparsentan in Europe, Australia and New Zealand ("CSL Vifor Licensed Territories"). CSL Vifor also has first right of negotiation to expand the licensed territories into Canada, China, Brazil and/ or Mexico. Under the terms of the CSL Vifor License Agreement, the Company received an upfront payment of $55.0 million and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. The Company is also entitled to receive tiered double-digit royalties up to 40 percent of annual net sales of sparsentan in the CSL Vifor Licensed Territories.
Under the CSL Vifor License Agreement, CSL Vifor will be responsible for all commercialization activities in the CSL Vifor Licensed Territories. The Company remains responsible for the worldwide clinical development of sparsentan through regulatory approval as defined and will retain all rights to sparsentan in the United States and rest of world outside of the CSL Vifor Licensed Territories. Development costs for any post regulatory approval development activities, subject to approval by both parties, will be borne by the Company and CSL Vifor as defined, respectively. The CSL Vifor License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for sparsentan in the licensed territories. Each party has the right to terminate the CSL Vifor License Agreement for the other party’s uncured material breach, insolvency or if the time required for performance under the CSL Vifor License Agreement by the other party is extended due to a force majeure event that continues for six months or more.
The Company assessed the CSL Vifor License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the Scope of ASC 808, Collaborative Arrangements ("ASC 808") of active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Both parties participate on joint steering and other committees overseeing the collaboration activities. Also, both parties are exposed to significant risks and rewards based on the economic outcomes of regulatory approvals and commercialization of sparsentan.
The Company determined the transaction price under the CSL Vifor License Agreement totaled $55.0 million, consisting of the fixed non-refundable upfront payment. The variable regulatory and access related milestones were excluded from the transaction price given the substantial uncertainty related to their achievement. Sales-based milestone payments and royalties on net sales were excluded from the transaction price and will be recognized at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated have been satisfied.
The Company concluded that CSL Vifor represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the CSL Vifor License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct from the promise to provide clinical development services resulting in two performance obligations. As a result, the Company allocated $12.0 million of the transaction price, based on the performance obligations' relative standalone selling prices, to the license, which was recognized in full in 2021. The remaining $43.0 million of the transaction price was allocated to the clinical development activities and recorded as deferred revenue, which will be recognized over the development period based upon the ratio of costs incurred to date to the total estimated costs.
For the three months ended March 31, 2024, the Company recognized $1.4 million in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs. For the three months ended March 31, 2023, the Company recognized $3.4 million in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of March 31, 2024 was $7.3 million. Of this amount, $6.5 million was classified as current as of March 31, 2024, based upon amounts expected to be realized within the next year. As of December 31, 2023, deferred revenue related to the clinical development activities was $8.9 million, of which $7.1 million was classified as current. The Company estimates that the remainder of the deferred revenue balance will be fully realized by mid-2025.
Licensing Agreement with Renalys
In January 2024, the license agreement (“Renalys License Agreement”) between the Company and Renalys Pharma, Inc. (“Renalys”) came into effect. Pursuant to the terms of the Renalys License Agreement, the Company granted an exclusive license to Renalys for the development and commercialization of sparsentan in Japan, South Korea, Taiwan and other specified Asian countries ("Renalys Licensed Territories"). Under the terms of the Renalys License Agreement, the Company received a non-refundable upfront payment and will be eligible to receive up to $120.0 million in aggregate development and sales-based milestones. The Company is also entitled to receive tiered double-digit to mid-20 percent royalties of annual net sales of sparsentan in the Renalys Licensed Territories. In addition, the Company received an option to purchase shares of common stock of Renalys (“Option Agreement”), which it exercised in January 2024. The Company has the option to purchase all equity securities of Renalys at any time prior to the top-line results of the Phase 3 trial in Japan (“Buyout Right”).
Under the Renalys License Agreement, Renalys will be responsible for all development and commercialization activities in the Renalys Licensed Territories. The Renalys License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for sparsentan in the Renalys Licensed Territories. Each party has the right to terminate the Renalys License Agreement for the other party’s uncured material breach or insolvency, or if the time required for performance under the Renalys License Agreement by the other party is extended due to a force majeure event that continues for nine months or more. Renalys may terminate the Renalys License Agreement for any reason upon prior written notice to the Company. The Company may terminate the Renalys License Agreement if Renalys abandons development in Japan or South Korea prior to first commercial sales of sparsentan in either Japan or South Korea.
The Company assessed the Renalys License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the Scope of ASC 808, Collaborative Arrangements of active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Both parties participate on a joint steering committee overseeing the development and commercial activities. Also, both parties are exposed to significant risks and rewards based on the economic outcomes of regulatory approvals and commercialization of sparsentan.

The Company determined the transaction price under the Renalys License Agreement totaled $8.3 million, consisting of the fixed non-refundable upfront payment, milestone payment and estimated fair value of the Option Agreement. The variable development-related milestones were excluded from the transaction price given the substantial uncertainty related to their achievement. Sales-based milestone payments and royalties on net sales were excluded from the transaction price and will be recognized at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied.
The Company concluded that Renalys represents a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the Renalys License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct, resulting in one performance obligation as the license has stand-alone functionally at contract inception. The Buyout Right precludes transferring control of the license to Renalys under ASC 606 and the Company’s option to repurchase the common stock at a price greater than the original license premium results in accounting for the Renalys License Agreement as a financing arrangement. The transaction price was recorded in other non-current liabilities, and will be recognized in revenue upon exercise or termination of the Buyout Right.
See Note 6 for further discussion of VIE’s.

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of March 31, 2024 and December 31, 2023 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Marketable debt securities:
Commercial paper	$9,899	$34,458
Corporate debt securities	304,771	368,323
Securities of government sponsored entities	83,123	105,894
Total available-for-sale marketable debt securities	$397,793	$508,675
The following is a summary of short-term marketable debt securities classified as available-for-sale as of March 31, 2024 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$9,902	$—	$(3)	$9,899
Corporate debt securities	Less than 1	148,618	47	(328)	148,337
Securities of government-sponsored entities	Less than 1	83,351	29	(257)	83,123
Total maturity less than 1 year		241,871	76	(588)	241,359
Corporate debt securities	1 to 2	156,245	364	(175)	156,434
Total maturity 1 to 2 years		156,245	364	(175)	156,434
Total available-for-sale marketable debt securities		$398,116	$440	$(763)	$397,793

The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2023 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$34,450	$25	$(17)	$34,458
Corporate debt securities	Less than 1	133,463	29	(408)	133,084
Securities of government-sponsored entities	Less than 1	81,334	36	(274)	81,096
Total maturity less than 1 year		249,247	90	(699)	248,638
Corporate debt securities	1 to 2	233,969	1,444	(174)	235,239
Securities of government-sponsored entities	1 to 2	24,718	106	(26)	24,798
Total maturity 1 to 2 years		258,687	1,550	(200)	260,037
Total available-for-sale securities		$507,934	$1,640	$(899)	$508,675
For the three months ended March 31, 2024 and 2023, realized gains on marketable debt securities were immaterial. As of March 31, 2024 and December 31, 2023, the accrued interest receivable related to the Company's marketable debt securities was $3.8 million and $4.6 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of March 31, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$9,899	$3	$—	$—	$9,899	$3
Corporate debt securities	112,935	379	30,860	124	143,795	503
Securities of government-sponsored entities	27,224	67	36,037	190	63,261	257
Total	$150,058	$449	$66,897	$314	$216,955	$763
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
As of March 31, 2024 and December 31, 2023, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $217.7 million and $269.7 million, respectively.
As of March 31, 2024 and December 31, 2023, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The increase in unrealized losses for the three months ended March 31, 2024 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

NOTE 6. VARIABLE INTEREST ENTITIES
Stock Purchase and Collaboration Agreement with PharmaKrysto
In March 2022, the Company entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company related to PharmaKrysto's early-stage cystinuria discovery program, and concurrently therewith entered into a Stock Purchase Agreement with PharmaKrysto (together, the "Agreements"). Pursuant to the terms of the Agreements, the Company paid PharmaKrysto's shareholders $0.6 million in cash to purchase 5% of the outstanding common shares of PharmaKrysto and $0.4 million to PharmaKrysto as a one-time signing fee. Under the Collaboration Agreement, the Company will fund all research and development expenses for the pre-clinical activities associated with the cystinuria program, which are estimated to be approximately $5.0 million. The Agreements require the Company to purchase an additional 5% of the outstanding common shares for $1.0 million upon the occurrence of a specified pre-clinical milestone, and grant an option to the Company to purchase all of the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone prior to expiration of the option on March 8, 2025. If the Company elects to exercise the option, it would be required to perform commercially reasonable clinical diligence obligations. In addition, it would be required to make cash milestone payments totaling up to an aggregate $16.0 million upon the achievement of certain development and regulatory milestones, plus tiered royalty payments of less than 4% on future net sales of a product, if approved. The Company has the right to terminate the Agreements and return the shares for a nominal price at any time upon 60 days’ notice, subject to survival of contingent obligations, if any.
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
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The consolidated assets and liabilities as of March 31, 2024 and December 31, 2023 were immaterial. The results of operations were not significant for the three months ended March 31, 2024 and 2023. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit or assets of the Company.
Licensing Agreement with Renalys
In January 2024, the Renalys License Agreement between the Company and Renalys came into effect and the Company exercised its option to purchase shares of common stock of Renalys. The Company determined that Renalys is a VIE as they could require additional funding to support development and commercial activities. The Company has variable interests in Renalys, including an equity interest, Buyout Right and performance-related payments under the Renalys License Agreement that absorb variability from the performance of Renalys.
In order to determine the primary beneficiary of Renalys, the Company evaluated its variable interest to identify if the Company had the power to direct the activities that most significantly impact the economic performance. Based upon the capital structure, governing documents and overall business operations, the Company determined that it is not the primary beneficiary as it does do not have the power to direct the activities that most significantly impact the economic performance and does not have an obligation absorb losses.
The carrying amount of the assets and liabilities related to the Company’s variable interests are $3.3 million and $8.3 million, recorded in other assets and other non-current liabilities, respectively, in the Company’s Consolidated Balance Sheets. The $3.3 million in assets represent the Company’s maximum exposure to loss. The Company is not required to provide additional funding. The creditors have no recourse to the general credit or assets of the Company.

NOTE 7.  LEASES
As of March 31, 2024, the Company had two operating leases, including one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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

The following is a schedule of the future minimum rental commitments for the Company's operating leases reconciled to the lease liability and ROU asset as of March 31, 2024 (in thousands):

March 31, 2024
2024 (remaining nine months)	$4,890
2025	6,673
2026	6,889
2027	7,064
2028	4,781
Total undiscounted future minimum payments	30,297
Present value discount	(3,974)
Total lease liability	26,323
Unamortized lease incentives	(4,345)
Cash payments in excess of straight-line lease expense	(4,707)
Total ROU asset	$17,271

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term in years	4.4	4.7
Weighted-average discount rate	6.48%	6.48%
For the three months ended March 31, 2024 and 2023, the Company recorded $1.2 million and $1.2 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of March 31, 2024, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $61.0 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $202.4 million. As of December 31, 2023, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $58.3 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $212.1 million. The fair values were estimated utilizing market quotations and are considered Level 2.
The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2024 (in thousands):

	As of March 31, 2024
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$43,251	$43,251	$—	$—
Marketable debt securities, available-for-sale	397,793	—	397,793	—
Total	$441,044	$43,251	$397,793	$—

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

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. In March 2023, the Company capitalized a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) that was triggered upon the accelerated approval of FILSPARI in February 2023. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and BMS) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three months ended March 31, 2024 and 2023, the Company capitalized $2.9 million and $0.5 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI. The cost of the $23.0 million milestone payment and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033.
The following table sets forth amortizable intangible assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Finite-lived intangible assets	$189,128	$183,037
Less: accumulated amortization	(88,699)	(79,347)
Net carrying value	$100,429	$103,690
As of March 31, 2024 and December 31, 2023, the Company had goodwill of $0.8 million.
The following table summarizes amortization expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$—	$2,394
Selling, general and administrative	9,352	3,668
Total amortization expense	$9,352	$6,062

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	March 31, 2024	December 31, 2023
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	68,904	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(6,997)	(7,348)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(464)	(543)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$377,693	$377,263
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At March 31, 2024, accrued interest on the 2029 Notes of $0.6 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At March 31, 2024, accrued interest of $0.1 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt on its Consolidated Statements of Operations for the three months ended March 31, 2023, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of March 31, 2024 was $68.9 million.
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
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at March 31, 2024.
The 2025 and 2029 Notes are classified on the Company's Consolidated Balance Sheets at March 31, 2024 as long-tern convertible debt.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$2,209	$2,209
Amortization of debt issuance costs	431	429
Total interest expense for the 2025 and 2029 Notes	$2,640	$2,638
Total interest expense recognized for the three months ended March 31, 2024 and 2023 was $2.8 million and $2.9 million, respectively.

NOTE 11. ACCRUED EXPENSES
Accrued expenses at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued milestone payments	$65,000	$—
Research and development	20,861	26,006
Compensation related costs	18,715	29,908
Sales discounts, rebates, and allowances	11,633	13,730
Accrued royalties	6,686	6,991
Selling, general and administrative	5,893	7,190
Accrued restructuring costs	1,204	11,421
Transition services accrual	605	12,282
Miscellaneous accrued expenses	8,983	11,463
Total accrued expenses	$139,580	$118,991

NOTE 12.  NET LOSS PER COMMON SHARE
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
Basic and diluted net income (loss) per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended March 31,
	2024			2023
	Shares	Net Income (loss)	EPS	Shares	Net Income (loss)	EPS
Continuing operations	77,136,493	$(135,958)	$(1.76)	68,174,099	$(96,564)	$(1.42)
Discontinued operations	77,136,493	$(103)	$—	68,174,099	$10,233	$0.15
Basic and diluted loss per share	77,136,493	$(136,061)	$(1.76)	68,174,099	$(86,331)	$(1.27)
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Convertible debt	11,697,952	11,697,952
Options	10,927,909	10,546,780
Restricted stock	3,769,139	3,278,797
Total anti-dilutive shares	26,395,000	25,523,529

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
Substantially all of the value of the assets acquired was concentrated within pegtibatinase, and as of the acquisition date, the Company did not anticipate any economic benefit to be derived from pegtibatinase other than the primary indication. Accordingly, the transaction was treated as an asset acquisition with amounts charged to acquired in-process research and development (IPR&D) expense for the acquired in-process research and development on the date of acquisition.
In accordance with ASC 450, Contingencies, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. In March 2024, the Company recognized $65.2 million in IPR&D expense upon the achievement of a development milestone, which is recorded in accrued expenses of the Consolidated Balance Sheets as of March 31, 2024 and will be paid in the second quarter of 2024.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2024:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	10,211,353	$21.52	4.91	$—
Granted	1,323,800	8.91	—	—
Exercised	—	—	—	—
Forfeited/canceled	(271,109)	22.31	—	—
Outstanding at March 31, 2024	11,264,044	$20.02	5.26	$—
Vested and expected to vest at March 31, 2024	11,264,044	$20.02	5.26	$—
At March 31, 2024, unamortized stock compensation for stock options was $26.3 million, with a remaining weighted-average recognition period of 2.8 years.
At March 31, 2024, outstanding options to purchase 8.2 million shares of common stock were exercisable with a weighted-average exercise price per share of $20.99.

Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the three months ended March 31, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	2,874,046	$22.97
Granted	1,856,715	8.96
Vested	(741,712)	23.49
Forfeited/canceled	(133,302)	22.46
Unvested at March 31, 2024	3,855,747	$16.14
At March 31, 2024, unamortized stock compensation for service based restricted stock units was $55.0 million, with a remaining weighted-average recognition period of 3.0 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the three months ended March 31, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	175,458	$25.61
Granted	107,000	8.93
Vested	—	—
Forfeited/canceled	—	—
Unvested at March 31, 2024	282,458	$19.29
At March 31, 2024, unamortized stock compensation for performance based restricted stock units was $2.6 million, with a remaining weighted-average recognition period of 1.4 years.
Share-Based Compensation
Total share-based compensation presented in the Consolidated Statements of Stockholders' Equity includes both continuing operations and discontinued operations. The following table sets forth share-based compensation for continuing operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3,657	$4,433
Selling, general and administrative	6,101	9,038
Total share-based compensation	$9,758	$13,471

NOTE 15. INVENTORY
Inventory consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$29,838	$33,790
Work in process	9,329	4,727
Finished goods	3,139	2,387
Total inventory	$42,306	$40,904
Classified as:
Inventory	$4,532	$9,410
Long-term inventory	37,774	31,494
Total inventory	$42,306	$40,904

The balance classified as long-term inventory consists of raw materials and work in process for FILSPARI as of March 31, 2024 and December 31, 2023. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption. Such inventories are classified as long-term.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $22.7 million and $21.2 million at March 31, 2024 and December 31, 2023, respectively. The total reserves for both periods were immaterial.
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million in the year ended December 31, 2022. The Company did not sell any shares under the ATM Agreement during the year ended December 31, 2023 or during the three months ended March 31, 2024. As of March 31, 2024, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.

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

The Company's sale of the bile acid business resulted in a gain, net of tax, of $226.0 million, which was recognized in 2023. The net gain consists of net consideration, including the upfront payment and the deduction of investment banker fees owed upon Closing, plus the derecognition of the carrying value of the net liabilities included in the transaction and the immaterial tax due on the sale.
The Company and Mirum have also entered into a transition services agreement ("TSA") pursuant to which the Company has agreed to perform certain services for a period of time following the Closing, with respect to Mirum’s use and operation of the assets purchased in the Purchase Agreement. The TSA is designed to ensure and facilitate an orderly transfer of business operations, and the consideration to be received by the Company primarily consists of cost reimbursement. For the three months ended March 31, 2024, the Company recognized $0.4 million under the TSA, included in continuing operations within other income (expense), net. The balance is included in accounts receivable of the Consolidated Balance Sheets. As part of the TSA, the Company is collecting certain receivables related to purchased assets for a period of time and remitting them to Mirum. The transition services accrual as of March 31, 2024 was $0.6 million, and is included in accrued expenses in the accompanying Consolidated Balance Sheets. TSA services provided by the Company are anticipated to be substantially complete 12 months post-close.
The Company determined that the divestiture represents a strategic shift that will have a major effect on the Company's operations and financial results, and has therefore reflected the bile acid business as a discontinued operation for all periods presented.
Results of discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net product sales	$(63)	$26,105
Total revenue	(63)	26,105
Operating expenses:
Cost of goods sold	(10)	980
Research and development	31	1,751
Selling, general and administrative	19	6,295
Change in fair value of contingent consideration	—	6,756
Total operating expenses	40	15,782
Operating income	(103)	10,323
Other income (expenses), net:
Interest expense	—	(90)
Gain on disposal of discontinued operations, net of tax	—	—
Total other income (expense), net	—	(90)
Net income from discontinued operations	$(103)	$10,233
The Company held no assets or liabilities of discontinued operations as of March 31, 2024 and December 31, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on February 20, 2024. Past operating results are not necessarily indicative of results that may occur in future periods. In addition, see the discussion under the heading “Forward-Looking Statements” immediately preceding the consolidated financial statements included under Part I of this Quarterly Report on Form 10-Q.
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

1
On February 17, 2023, the FDA granted accelerated approval of FILSPARI® (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a urine protein-to-creatinine ratio (UPCR) ≥1.5 gram/gram. In September 2023, we announced topline two-year confirmatory secondary endpoint results from the pivotal Phase 3 PROTECT Study and in March 2024, we submitted a supplemental New Drug Application (sNDA) for conversion of the existing U.S. accelerated approval of FILSPARI to full approval, as described below. In May 2024, the FDA accepted the sNDA and granted Priority Review with a PDUFA target action date of September 5, 2024.

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
This indication was granted under accelerated approval based on reduction in proteinuria. The continued approval of FILSPARI may be contingent upon confirmation of a clinical benefit in the Phase 3 PROTECT Study. As described in more detail below, in September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study, and in December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. In March 2024, we submitted a supplemental New Drug Application (sNDA) for conversion of the existing U.S. accelerated approval of FILSPARI to full approval. In May 2024, we announced that the FDA has accepted and granted Priority Review of the sNDA to convert FILSPARI from accelerated approval to full approval for the treatment of IgAN in the U.S. The FDA assigned a PDUFA target action date of September 5, 2024.
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
IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of up to 150,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to kidney failure within 15 years. FILSPARI is the first and only non-immunosuppressive therapy approved for this condition. We estimate approximately 30,000 to 50,000 patients in the United States to be addressable under FILSPARI's accelerated approval indication statement, with the potential to grow with full approval.
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
In September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study; eGFR total and chronic slope are the secondary confirmatory endpoints for the U.S. and the EU, respectively. FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in eGFR total and chronic slope versus irbesartan, narrowly missing statistical significance in eGFR total slope while achieving statistical significance in eGFR chronic slope for purposes of regulatory review in the EU. All topline efficacy endpoints favored FILSPARI as compared to irbesartan. A preliminary review of the safety results through 110 weeks of treatment indicates FILSPARI was generally well-tolerated and the overall safety profile in the study has been consistent between treatment groups. In December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. In March 2024, we submitted a supplemental New Drug Application (sNDA) for conversion of the existing U.S. accelerated approval of FILSPARI to full approval. In May 2024, we announced that the FDA has accepted and granted Priority Review of the sNDA to convert FILSPARI from accelerated approval to full approval for the treatment of IgAN in the U.S. The FDA assigned a PDUFA target action date of September 5, 2024.
In April 2024, we and our partner CSL Vifor announced that the European Commission has granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The CMA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. The European Commission's decision follows the positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in February 2024, based on results from the pivotal Phase 3 PROTECT Study of FILSPARI in IgAN. Under the terms of our license agreement with CSL Vifor, we will be entitled to receive a regulatory milestone payment of $17.5 million upon receipt of full regulatory approval by the European Commission for IgAN, and we anticipate receiving an additional milestone payment upon achievement of market access initiatives in certain countries. We also expect to make a milestone payment of $5.8 million to Ligand Pharmaceuticals in the second quarter of 2024. CSL Vifor expects to submit an application for full approval in mid-2024. The first launch of FILSPARI in Europe is expected in the second half of 2024.
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
In May 2023, we announced topline primary efficacy results from the pivotal Phase 3 DUPLEX Study of sparsentan in FSGS. The confirmatory primary endpoint of the DUPLEX Study designed to support traditional regulatory approval was the rate of change in eGFR over 108 weeks of treatment. At the end of the 108-week double-blind period, sparsentan was observed to have a 0.3 mL/min/1.73m2 per year (95% CI: -1.74, 2.41) favorable difference on eGFR total slope and a 0.9 mL/min/1.73m2 per year (95% CI: -1.27, 3.04) favorable difference on eGFR chronic slope compared to the active control irbesartan, which was not statistically significant. After 108 weeks of treatment, sparsentan achieved a mean reduction in proteinuria from baseline of 50%, compared to 32% for irbesartan. Although the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan, we are encouraged by the results, including the secondary endpoints on proteinuria and exploratory endpoints, including renal outcomes, which trended favorably for sparsentan. In addition, a review of the safety results through 108 weeks of treatment indicate sparsentan was generally well-tolerated and the overall safety profile in the study to date was generally consistent between treatment groups.
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
In May 2023, we announced positive topline results from the sixth cohort of the Phase 1/2 COMPOSE Study, which was initiated to inform and refine formulation work for future development and commercial purposes and to further evaluate the dose response curve for pegtibatinase, and to further inform our pivotal development program to ultimately support potential approval of pegtibatinase for the treatment of HCU. In this cohort, five patients were randomized in a blinded fashion to receive 2.5mg/kg of lyophilized pegtibatinase or placebo twice weekly (BIW), with four patients assigned to the treatment group. In this highest dose cohort to date, treatment with pegtibatinase resulted in rapid and sustained reductions in total homocysteine (tHcy), with a 67.1% mean relative reduction in tHcy from baseline, as well as maintenance of mean tHcy below the clinically meaningful threshold of 100 μmol, over weeks 6 to 12. In the double-blind period, pegtibatinase was generally well-tolerated, with no discontinuations due to treatment-related adverse events.
In December 2023, we initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce total homocysteine (tHcy) levels. In the beginning of 2024, the first patients were dosed in the HARMONY Study. Topline results from the HARMONY Study are expected in 2026.
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
In June 2019 we announced that the FDA approved 100mg and 300mg tablets of Thiola EC, an enteric-coated formulation of Thiola, to be used for the treatment of cystinuria. Thiola EC offers the potential for administration with or without food, and the ability to reduce the number of tablets necessary to manage cystinuria. Thiola EC became available to patients in July 2019.
In May 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted our sales, and these or additional generic versions of either formulation could have a material adverse impact on sales. During 2023, two generic versions of Thiola EC (100mg and 300mg) were approved by the FDA. Following receipt of paragraph IV certification notices from these manufacturers, we and our licensor Mission Pharmacal entered into agreements with these manufacturers in order to settle disputes around patent validity and infringement, providing for a license entry date of April 1, 2026 of these generic versions of Thiola EC (100mg and 300mg), or earlier under certain circumstances. On January 30, 2024, the FDA approved an additional generic version of Thiola EC (100mg and 300mg). Accordingly, Thiola EC is subject to immediate generic competition, which could impact our sales of Thiola EC.
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
A $226.0 million gain, net of tax, was recognized on the transaction as a component of net income from discontinued operations in the Consolidated Statements of Operations. The bile acid business has been classified as a discontinued operation for all periods presented and is excluded from the following discussion of the results of our continuing operations in the results of operations. Refer to Note 18 of our Consolidation Financial Statements for additional information.
Strategic Reorganization
In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring adjustments are expected to result in an estimated annualized savings of approximately $25.0 million beginning in 2024, and an estimated non-recurring charge of approximately $12.0 million to $14.0 million in connection with the restructuring, of which we have recognized a total of $11.7 million as of March 31, 2024, including $0.3 million for the three months ended March 31, 2024. We expect that we will incur the remaining estimated restructuring costs during 2024.

Results of Operations
Results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Unless noted otherwise, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.
Revenue
The following table provides information regarding net product sales (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Tiopronin products	$20,150	$21,174	$(1,024)
FILSPARI	19,834	3,004	16,830
Total net product revenues	39,984	24,178	15,806
License and collaboration revenue	1,390	6,710	(5,320)
Total revenue	$41,374	$30,888	$10,486
Net product sales
The increase in total net product revenues for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a full quarter of FILSPARI sales in 2024, which launched in February 2023.
License and collaboration revenue
The decrease in license and collaboration revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the $3.3 million sale of active pharmaceutical ingredient to CSL Vifor in March 2023, at cost plus a margin, and a $2.0 million decrease in collaboration revenue associated with the CSL Vifor License Agreement, which is derived from the performance of clinical development activities and based upon the ratio of costs incurred to total estimated costs. We estimate that the remainder of the deferred revenue balance associated with these clinical development activities will be fully realized by mid-2025.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Cost of goods sold - product sales	$1,504	$1,108	$396
Cost of goods sold - license and collaboration	—	3,037	(3,037)
Total cost of goods sold	1,504	4,145	(2,641)
Research and development	49,420	58,162	(8,742)
Selling, general and administrative	64,223	65,950	(1,727)
In-process research and development	65,205	—	65,205
Restructuring	259	—	259
Total operating expenses	$180,611	$128,257	$52,354
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three months ended March 31, 2024 and 2023, sales of FILSPARI primarily consisted of zero-cost inventories, and therefore cost of goods sold remained relatively flat despite the increase in product sales. As of March 31, 2024, we had $5.0 million of zero-cost inventory remaining. We expect to continue to record zero cost of goods sold on the sale of previously expensed inventories through at least 2025. We began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, our cost of goods sold - license and collaboration decreased by $3.0 million due to the sale of active pharmaceutical ingredients to CSL Vifor in the first quarter of 2023.

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
The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
External service provider costs:
Sparsentan	$15,036	$21,150	$(6,114)
Pegtibatinase	10,876	10,411	465
General and other product candidates	3,762	3,923	(161)
Total external service provider costs	29,674	35,484	(5,810)
Internal personnel costs	19,746	22,678	(2,932)
Total research and development	$49,420	$58,162	$(8,742)
For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, our research and development expenses decreased by $8.7 million. Internal personnel costs to support all programs decreased by $2.9 million, primarily as a result of our restructuring initiatives. External service provider costs decreased by $5.8 million, which was largely driven by a decrease in costs associated with the development of sparsentan as our Phase 3 programs advance towards completion.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, our selling, general and administrative expenses decreased by $1.7 million, primarily as a result of the restructuring and other cost saving initiatives.
IPR&D expense
In March 2024, we recognized $65.2 million in IPR&D expense upon the achievement of a development milestone associated with our treatment candidate pegtibatinase, which we acquired as part of the November 2020 acquisition of Orphan Technologies Limited.
Restructuring expenses
In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring adjustments were expected to result in an estimated non-recurring charge of approximately $12.0 million to $14.0 million, the majority of which was recognized in the fourth quarter of 2023. Of the $11.7 million recognized to date, $0.3 million was recognized during the three months ended March 31, 2024. We expect that we will incur the remaining estimated restructuring costs during 2024.

Other Income/Expenses
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Interest income	$6,032	$3,646	$2,386
Interest expense	(2,800)	(2,850)	50
Other income, net	238	87	151
Total other income, net	$3,470	$883	$2,587
The $2.6 million change in our total other income (expense) for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, is primarily attributable to a $2.4 million increase in interest income in 2024, which was due to increases in short-term interest rates on our interest-bearing security investments.
Discontinued Operations
Results of discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
(Loss) income from discontinued operations, net of tax	$(103)	$10,233	$(10,336)
The change in net (loss) income from operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is due to the August 2023 divestiture of our bile acid business.
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
We had the following balances at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$43,251	$58,176
Marketable debt securities, at fair value	$397,793	$508,675
Convertible debt	$377,693	$377,263
Accumulated deficit	$(1,261,683)	$(1,125,622)
Stockholders' equity	$74,071	$200,810
Net working capital*	$307,847	$438,867
Net working capital ratio**	2.78	3.47
* Current assets less current liabilities. **Current assets divided by current liabilities.

As of March 31, 2024, we had cash and cash equivalents of $43.3 million and available-for-sale marketable debt securities of $397.8 million. Substantial sources of funds over the past year, as summarized further below, include an upfront cash payment of $210.0 million in connection with the sale of our bile acid product portfolio, and net proceeds of $215.8 million from an underwritten public offering of our common stock and pre-funded warrants to purchase our common stock.
Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, anticipated milestone payments, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the launch of FILSPARI. Sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, and certain earned and potential milestone payments. We anticipate achieving milestones with FILSPARI that will result in us receiving net payments of approximately $11.8 million during the next 12 months.
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
Purchase Agreement Proceeds
Sale of Bile Acid Product Portfolio
On July 16, 2023, we entered into the Purchase Agreement with Mirum, pursuant to which Mirum agreed to purchase substantially all of the assets primarily related to our business of development, manufacture and commercialization of the Products, which comprised our bile acid business. Upon the Closing of the transaction on August 31, 2023, we received an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, we are eligible to receive up to an additional $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products.
Collaboration and License Proceeds
License and Collaboration Agreement with CSL Vifor
In September 2021, we entered into a license agreement with CSL Vifor, pursuant to which we granted an exclusive license to CSL Vifor for the commercialization of sparsentan in the licensed territories. Under the terms of the license agreement, we will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the Licensed Territories.
Licensing Agreement with Renalys
In January 2024, our license agreement with Renalys Pharma, Inc. came into effect. Under the terms of the license agreement, we granted an exclusive license to Renalys for the commercialization of sparsentan in Japan and other countries in Asia. Pursuant to the terms of the agreement, we are eligible to receive up to $120.0 million in regulatory, development and sales-based milestone payments. We are also entitled to receive tiered double-digit to mid-20 percent royalties of annual net sales of sparsentan in the licensed territories.
See Note 4 to our unaudited Consolidated Financial Statements for further discussion.
Equity Offerings
2023 Underwritten Public Offering of Common Stock
In February 2023, we sold an aggregate of approximately 9.7 million shares of our common stock and pre-funded warrants to purchase 1.25 million shares of our common stock in an underwritten public offering, at a price to the public of $21.00 per share of common stock and $20.9999 per prefunded warrant. The pre-funded warrants are exercisable immediately, subject to certain beneficial ownership limitations which can be modified by the respective holders with at least 61 days' notice, and are exercisable for one share of our common stock. The exercise price of each pre-funded warrant is $0.0001 per share of common stock. The net proceeds to us from the offering, after deducting the underwriting discounts and offering expenses, were approximately $215.8 million.
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

333-259311), which included $20.1 million in the year ended December 31, 2022. We did not sell any shares under the ATM Agreement during the year ended December 2023 or the three months ended March 31, 2024. As of March 31, 2024, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.
Operating Leases
Future Minimum Rental Commitments
As of March 31, 2024, we have future minimum rental commitments totaling $30.3 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through March 31, 2024, we have paid $41.4 million for contractual milestone payments under the Ligand License Agreement, which includes a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023. Following commercialization of sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three months ended March 31, 2024, we capitalized $2.9 million to intangible assets for royalties owed on net sales of FILSPARI.
The Ligand License Agreement will continue until neither party has any further payment obligations under the agreement and is expected to continue for up to 20 years from the effective date. Ligand may terminate the Ligand License Agreement due to (i) our insolvency, (ii) our material uncured breach of the agreement, (iii) our failure to use commercially reasonable efforts to develop and commercialize sparsentan as described above or (iv) certain other conditions. We may terminate the Ligand License Agreement due to a material uncured breach of the agreement by Ligand.
See Note 9 to our unaudited Consolidated Financial Statements for further discussion.
Thiola License Agreement
In 2014, we entered into a license agreement with Mission Pharmacal ("Mission"), pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola ("Thiola License Agreement"). Under the terms of the Thiola License Agreement, as subsequently amended, which runs through May 2029, we are obligated to pay to Mission the greater of $2.1 million, representing the guaranteed minimum royalty, or 20% of our Thiola net sales generated globally during each calendar year.
See Note 2 to our unaudited Consolidated Financial Statements for further discussion.
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
See Note 13 to our unaudited Consolidated Financial Statements for further discussion.

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
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement (collectively, the "2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. On March 11, 2022, coinciding with the issuance of the 2029 Notes, we completed our repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of March 31, 2024 was $68.9 million. The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
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
Cash Flows from Continuing Operations
Cash Flows from Operating Activities
Cash used in operating activities from continuing operations for the three months ended March 31, 2024 was $118.9 million compared to cash used of $98.6 million for the three months ended March 31, 2023. The increase in cash used was primarily attributable to cash payments totaling $10.5 million related to the restructuring that were made during 2024, and the timing of payments from normal operations.
Cash Flows from Investing Activities
Cash provided by investing activities from continuing operations for the three months ended March 31, 2024 was $104.9 million compared to cash used of $37.0 million for the three months ended March 31, 2023. The change was due to a decrease in net purchases of marketable debt securities along with a $23.0 million milestone payment to Ligand (and BMS) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023.
Cash Flows from Financing Activities
Cash used in financing activities from continuing operations for the three months ended March 31, 2024 was $0.5 million compared to cash provided of $217.6 million for the three months ended March 31, 2023. The change was due to the March 2023 issuance of common stock and pre-funded warrants through an underwritten public offering that provided $215.8 million.
Other Matters
Adoption of New Accounting Standards
See Note 2 to our unaudited Consolidated Financial Statements in this report for a discussion of adoption of new accounting standards.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited Consolidated Financial Statements in this report for a discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for information about critical accounting estimates as well as a description of our other significant accounting policies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of March 31, 2024, we had cash equivalents and marketable debt securities of approximately $441.0 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $3.0 million impact on the fair value of our investments.
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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)), as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Consolidated Financial Statements--Note 13 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our business, as well as an investment in our common stock, is highly speculative in nature and involves a high degree of risk. Our securities should be purchased only by persons who can afford to lose their entire investment. Carefully consider the risks and uncertainties described below together with all of the other information included herein, including the financial statements and related notes, before deciding to invest in our common stock. If any of the following risks actually occur, they could adversely affect our business, prospects, financial condition and results of operations. In such event(s), the market price of our common stock could decline and result in a loss of part or all of your investment. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of our common stock. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (SEC) on February 20, 2024.
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
As a product for a rare disease that had no previously-approved non-immunosuppressive treatment, the successful launch and commercialization of FILSPARI is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. While we have established our commercial team and U.S. sales force, we will need to continue to train and further develop the team in order to successfully coordinate the ongoing launch and commercialization of FILSPARI in the United States. There are many factors that could cause the launch and commercialization of FILSPARI to be unsuccessful, including a number of factors that are outside our control. Because no non-immunosuppressive product has previously been approved by the FDA for the treatment of IgAN, it is difficult to estimate FILSPARI’s market potential or the time it will take to increase patient and physician awareness of FILSPARI and change current treatment paradigms.
In September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study. While FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in estimated glomerular filtration rate (eGFR) total and chronic slope versus irbesartan as well as statistical significance in eGFR chronic slope for purposes of regulatory review in the EU., the PROTECT Study narrowly missed statistical significance in eGFR total slope, which was the pre-specified confirmatory endpoint in the U.S. In December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. In March 2024, we submitted a supplemental New Drug Application (sNDA) for conversion of the existing U.S. accelerated approval of FILSPARI to full approval. In May 2024, we announced that the FDA has accepted and granted Priority Review of the sNDA to convert FILSPARI from accelerated approval to full approval for the treatment of IgAN in the U.S. The FDA assigned a PDUFA target action date of September 5, 2024. However, there is no guarantee that the FDA will provide a decision on the application by the target action date, that the FDA will not raise additional requirements prior to acting on the application for approval, that the FDA's accelerated approval of FILSPARI will continue, or that FILSPARI will receive full approval for the treatment of IgAN. Further, if the FDA grants full approval of FILSPARI for the treatment of IgAN, there is no guarantee that the FDA will approve an expanded label. The commercial success of FILSPARI depends on the extent to which patients and physicians accept and adopt FILSPARI for IgAN patients. For example, if the addressable patient population suffering from primary IgAN is smaller than we estimate, if it proves difficult to educate physicians as to the availability and potential benefits of FILSPARI, or if physicians are unwilling to prescribe or patients are unwilling to take FILSPARI, the commercial potential of FILSPARI will be limited. We also do not know how physicians, patients and payers will respond to the pricing of FILSPARI, the confirmatory endpoint data from the Phase 3 PROTECT Study, the results of our ongoing interactions with regulators, and any future publications. Physicians may not prescribe FILSPARI and patients may be unwilling to use FILSPARI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of FILSPARI. If the launch or commercialization of FILSPARI is unsuccessful or perceived as disappointing, the price of our common stock could decline significantly and long-term success of the product and our company could be harmed.
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
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Our product Thiola, and products from which we may receive milestone payments including Cholbam and Chenodal, are subject to immediate competition from compounded and generic entrants, as the ANDA and/or NDA for these drug products have no remaining or current patent or non-patent exclusivity. In April 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and an additional generic option of the original formulation of Thiola (tiopronin tablets) was approved in June 2022 and during the year ended December 31, 2022, we experienced a decrease in total net product revenues compared to the year ended December 31, 2021, which was due in part to competition from generic tiopronin tablets (100mg version of the original formulation). Additional generic versions of Thiola may be approved in the future. In February 2023, August 2023 and January 2024, generic versions of Thiola EC (100mg and 300mg) were approved by the FDA. Our future net product revenues from Thiola and/or Thiola EC may be materially impacted by competition from existing or additional generic versions of Thiola or Thiola EC.
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
In October 2022, our licensor, Mission Pharmacal Company, was granted a patent covering the treatment of cystinuria by administering Thiola EC with food (US Patent No. 11,458,104, “the ‘104 patent”) and listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the "Orange Book"). Following Mission’s listing of the '104 patent in the Orange Book, and as of December 31, 2023, Mission has received three paragraph IV notice letters from three generic manufacturers notifying Mission that each has filed an ANDA seeking approval of a proposed generic version of Thiola EC (tiopronin) 100mg and 300mg oral tablets before expiration of the '104 patent and asserting that the '104 patent is not infringed and/or is invalid, with each such ANDA having been filed prior to the granting and listing of the ‘104 patent. The ANDAs filed by Par Pharmaceutical Inc. (Par) and Amneal EU, Limited (Amneal) for generic versions of Thiola EC (100mg and 300mg) were approved by the FDA in February and August 2023, respectively. Under our agreement with Mission, we have the right to enforce the '104 patent. We and Mission have entered into agreements with each of Par and Amneal in order to settle patent invalidity and infringement disputes related to the '104 patent and providing for a license entry date of April 1, 2026 for their generic versions of Thiola EC (100mg and 300mg), or earlier under certain circumstances.
There is no guarantee that the ‘104 patent will withstand any challenge at the Patent and Trademark Office or in litigation, if initiated. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome. If we determine not to pursue patent litigation or the patent is not upheld in litigation or administrative review or if a generic competitor is found not to infringe this patent, the resulting generic competition will likely negatively affect our business, financial condition and results of operations. Following the FDA’s approval in January 2024 of an ANDA for a generic version of Thiola EC (100mg and 300mg), Thiola EC is subject to immediate generic competition.
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
We are dependent on third parties to manufacture and distribute our products.*
We have no manufacturing capabilities and rely on third-party manufacturers who are currently sole source suppliers for manufacturing of FILSPARI and Thiola. The facilities used by our third-party manufacturers must be approved by the FDA and comparable foreign regulatory authorities. Our dependence on third parties for the manufacture of our products may harm our profit margin on the sale of products and our ability to deliver products on a timely and competitive basis. Because we are ultimately responsible for ensuring that our API and finished products are manufactured in accordance with cGMP regulations and similar regulatory requirements outside the United States, it is critical that we maintain effective management practices and oversight with respect to our third-party manufacturers, including routine auditing. If our third-party manufacturers are unable to manufacture to specifications or in compliance with applicable regulatory requirements, our ability to commercialize our products will be adversely impacted and could affect our ability to gain market acceptance for our products and negatively impact our revenues.
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
In addition, certain governmental authorities may conduct reviews of reimbursement previously provided and assert for various reasons that amounts need to be repaid. For example, in October 2021 our distributor/exploitant in France for our previously marketed product Kolbam (which has since been divested) informed us that they had received a notice that the price previously paid for Kolbam during its period on the market in France had been recalculated by the agency responsible for pharmaceutical pricing in France. Such notice was confirmed by a decision in October 2023, asserting percentages of our turnover owed for repayment. In April 2024, we filed an appeal with the Competent Administrative Court regarding this matter. Based on the ongoing review process, we expect that we will need to repay the amounts being asserted during the appeal process, which we currently estimate to be approximately $5 million. While we cannot predict the amount that we may ultimately need to repay, following ongoing review and future potential appeal proceedings, from 2015 through 2020, the period during which we had sales of Kolbam in France, our aggregate revenues from sales of Kolbam in France attributable to all purchasers/payers were approximately $8 million. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels or subject to re-assessment and recoupment procedures, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business may suffer.
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
Also, in our pivotal Phase 3 PROTECT Study of sparsentan in IgAN, although we achieved the pre-specified primary efficacy proteinuria endpoint after 36 weeks of treatment, and after 110 weeks of treatment, FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in estimated glomerular filtration rate (eGFR) total and chronic slope versus irbesartan, the study narrowly missed statistical significance in eGFR total slope while achieving statistical significance in eGFR chronic slope for purposes of regulatory review in the EU. In December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. In March 2024, we submitted a supplemental New Drug Application (sNDA) for conversion of the existing U.S. accelerated approval of FILSPARI to full approval. In May 2024, we announced that the FDA has accepted and granted Priority Review of the sNDA to convert FILSPARI from accelerated approval to full approval for the treatment of IgAN in the U.S. The FDA assigned a PDUFA target action date of September 5, 2024. However, there is no guarantee that the FDA will provide a decision on the application by the target action date, that the FDA will not raise additional requirements prior to acting on the application for approval, that the FDA's accelerated approval of FILSPARI will continue, or that FILSPARI will receive full approval for the treatment of IgAN. Furthermore, if the FDA grants full approval for FILSPARI for the treatment of IgAN, there is no guarantee that the FDA will approve an expanded label.
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
In February 2023, the FDA granted accelerated approval to FILSPARI (sparsentan) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a UPCR ≥1.5 gram/gram. In September 2023, we announced topline two-year confirmatory secondary endpoint results from the PROTECT Study. While FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in estimated glomerular filtration rate (eGFR) total and chronic slope versus irbesartan as well as statistical significance in eGFR chronic slope for purposes of regulatory review in the EU, the PROTECT Study narrowly missed statistical significance in eGFR total slope, which was the pre-specified confirmatory endpoint in the U.S. In December 2023, we announced the completion of a successful pre-NDA meeting with the FDA for FILSPARI in IgAN. In March 2024, we submitted a supplemental New Drug Application (sNDA) for conversion of the existing U.S. accelerated approval of FILSPARI to full approval. In May 2024, we announced that the FDA has accepted and granted Priority Review of the sNDA to convert FILSPARI from accelerated approval to full approval for the treatment of IgAN in the U.S. The FDA assigned a PDUFA target action date of September 5, 2024. However, there is no guarantee that the FDA will provide a decision on the application by the target action date, that the FDA will not raise additional requirements prior to acting on the application for approval, that the FDA's accelerated approval of FILSPARI will continue, or that FILSPARI will receive full approval for IgAN.
In April 2024, we and CSL Vifor announced that the European Commission has granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The CMA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. The European Commission's decision follows the positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in February 2024, based on results from the pivotal Phase 3 PROTECT Study of FILSPARI in IgAN. There is no guarantee that regulators will grant full approval of sparsentan for IgAN, that our timelines will not be delayed notwithstanding the availability of an expedited regulatory review pathway, or that we will receive related milestone payments.
In May 2023, we announced that the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan. Although we are encouraged by the results for the secondary endpoints on proteinuria and exploratory endpoints, including renal outcomes, which trended favorably for sparsentan, and we are continuing to analyze the data to further evaluate the potential for sparsentan as a treatment for FSGS and are engaging with the regulators to explore a potential path to a submission for sparsentan in FSGS, there is no guarantee that we or our collaborator CSL Vifor will be able to establish a pathway to a potential submission of sparsentan for FSGS based on the results from the DUPLEX Study, that the FDA and/or EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS.
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
We have negotiated a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of IgAN and FSGS. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we and our licensees (including CSL Vifor and Renalys Pharma) could lose our rights to sparsentan. We have obtained a U.S. patent and European patent each covering the use of sparsentan for treating glomerulosclerosis, including FSGS, as well as a second U.S. patent and a second European patent each covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. In November 2020, a third party filed an opposition to our second European patent (European Patent No. EP3222277, “the ‘277 EP Patent”), in the European Patent Office ("EPO"). While we are vigorously defending the ‘277 EP Patent against the opposition, there is no guarantee that we will be successful in doing so.
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
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and therapeutic industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell therapeutics. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render our products and product candidates noncompetitive. Furthermore, competitors could enter the market with generic versions of our products. For example, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in May 2021 and a second 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in June 2022. Also, as of February 1, 2024, three generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA.
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
Materials necessary to manufacture our products and product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products and product candidates.*
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our nonclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, inflation and global supply chain disruptions, as well as past disruptions related to COVID-19 and potential future disruptions related to a future health epidemic or pandemic, wars, armed conflicts, and global geopolitical tension, including between the U.S. and China, have had and may continue to have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Changes in legislation could potentially impact our ability to secure the materials we need for our products and product candidates. For example, the U.S. Senate's homeland security committee recently voted to approve a bill that could restrict business with Chinese biotech companies. If this bill becomes law, or if other new laws or regulations prohibiting us from dealing with suppliers in China, we may have to find alternative suppliers and our ability to secure the materials we need on our planned timelines could be adversely impacted. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our nonclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, in 2021 a membrane used in pegtibatinase drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing processes. While our contingency plans enabled us to initiate the Phase 3 study of pegtibatinase on our desired timeline, from time to time we continue to, and may in the future, face supply challenges or shortages of other materials necessary to manufacture pegtibatinase or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.
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
We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
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
Additionally, in the past few years, numerous U.S. states—including but not limited to California, Colorado, Connecticut, Texas, Utah and Virginia—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices, and afford California residents certain privacy rights related to their personal data, such as those noted below. The CCPA allows for fines for noncompliance (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, but these developments increase compliance costs and potential liability with respect to other personal data we maintain about residents in these states. Similar laws are being considered in several other states, as well as at the state and local levels, and we expect more jurisdictions to pass similar laws in the future.
In addition, numerous U.S. states—including but not limited to Connecticut, Nevada and Washington—have enacted new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. California also recently passed a law protecting privacy of abortion-related records and other reproductive healthcare services.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, since we obtain consumer information from third parties through various methods, including via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
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
If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe. Inability to import personal data from Europe to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with third parties with whom we work (such as CROs, service providers, contractors and other companies) that are subject to such cross-border data transfer or localization laws; the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. The Unites States is also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements.
Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties with whom we work. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third party with whom we work to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including proceedings against us by governmental entities or others. If we or any of the third parties with whom we work fail to comply or are perceived to have failed to comply with applicable obligations, we or they could be subject to a range of regulatory actions, litigation (including class actions), or mass arbitration demands that could affect our or our partners' ability to commercialize our products and conduct necessary research and development, and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any threatened or actual government enforcement action or litigation could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Compliance with applicable federal, state, and foreign laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include significant criminal fines, civil monetary penalties, administrative penalties, disgorgement, exclusion from participation in federal health care programs, individual imprisonment, injunctions, recall or seizure of products, total or partial suspension of production, reputational harm, administrative burdens, interruption or cessation of clinical trials, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings, and the curtailment or restructuring of our operations, and other sanctions. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Moreover, clinical trial subjects and other individuals about whom we or the third parties with whom we work obtain personal data, as well as the third parties with whom we work who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our commercial operations, clinical trials or other operations; harm to our reputation; loss of revenue or profits; loss of sales and other adverse consequences.*
In the ordinary course of our business, we and the third parties with whom we work may process proprietary, confidential, and sensitive data, including personal data (such as health-related data and data related to our clinical trials), intellectual property, and trade secrets (collectively, sensitive information).
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists", organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. For example, we work with third parties to support our business located in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including in Israel, where businesses have experienced an increase in cyberattacks in relation to the Israel/Hamas conflict. We and the third parties with whom we work may be subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, ability to provide our products, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Additionally, hybrid and remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely upon third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We also rely on third parties to provide certain products, including active pharmaceutical ingredients or API, to operate our business, including in China. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised. We may share or receive sensitive information with or from third parties.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
Applicable data security and public company disclosure obligations may require us to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators and investors. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss and other similar harms. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of us or our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or third parties with whom we work use of generative AI technologies.
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
Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for increased future disclosures, we may be perceived by certain stakeholders as not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC recently adopted rules designed to enhance and standardize climate-related disclosures, which have been stayed pending judicial review. If these rules or other climate-related disclosures rules become effective, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price.
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
We previously concluded that there was a matter that constituted a material weakness in our internal control over financial reporting that has since been remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As disclosed under Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, there was a material weakness in our internal control over financial reporting as of December 31, 2022 because we did not design effective controls and procedures to evaluate the accounting for a certain pre-launch inventory contract affecting the timing of recognition of research and development expense. As a result of the material weakness, we added controls for the timely accounting evaluation of research and development contracts that were intended to ensure appropriate expense recognition of certain pre-launch inventory. As of December 31, 2023, the material weakness has been remediated.
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
As of March 31, 2024, we had approximately $385 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Trading Arrangements
During the fiscal quarter ended March 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Regulation S-K, Item 408, set forth below:

Trading Arrangements Adopted:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Expiration Date (2)
Eric Dube, Ph.D., President and Chief Executive Officer	March 15, 2024	Rule 10b5-1 Trading Arrangement	Up to 131,775 shares	July 15, 2025
Christopher Cline, Chief Financial Officer	March 15, 2024	Rule 10b5-1 Trading Arrangement	Up to 55,000 shares (3)	July 15, 2025
Peter Heerma, Chief Commercial Officer	March 15, 2024	Rule 10b5-1 Trading Arrangement	Up to 14,493 shares	July 15, 2025
Jula Inrig, M.D., Chief Medical Officer	March 15, 2024	Rule 10b5-1 Trading Arrangement	Up to 30,796 shares	July 15, 2025
Elizabeth E. Reed, SVP, General Counsel and Corporate Secretary	March 15, 2024	Rule 10b5-1 Trading Arrangement	Up to 147,115 shares (4)	July 15, 2025
William E. Rote, Ph.D., SVP, Research & Development	March 15, 2024	Rule 10b5-1 Trading Arrangement	Up to 27,371 shares	July 15, 2025

1	Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “Rule”).
2	Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales and (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
3	Consists of shares underlying stock options expiring in 2024 and 2025.
4	Includes shares underlying stock options expiring in January 2027.
Trading Arrangements Modified:
On March 17, 2023, Jeffrey Meckler, a member of our Board of Directors, adopted a Rule 10b5-1 Trading Arrangement with a duration through October 8, 2024 (the “Meckler Trading Plan”) intended to satisfy the affirmative defense of the Rule, which provides for the sale by Mr. Meckler of up to 40,000 shares of our common stock underlying a stock option granted to Mr. Meckler on October 8, 2014 which will expire on October 8, 2024. On March 15, 2024, Mr. Meckler entered into an amendment to the Meckler Trading Plan, which under the Rule constitutes the termination of the Meckler Trading Plan and the adoption of a new Rule 10b5-1 Trading Arrangement (the “Amended Meckler Trading Plan”). The Amended Meckler Trading Plan continues to cover the sale of up to 40,000 shares of our common stock underlying a stock option granted to Mr. Meckler on October 8, 2014 and has an expiration date of October 8, 2024.

Item 6.  Exhibits
(a) Exhibits

3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G, filed with the SEC on October 28, 2010).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.6	Certificate of Amendment of Bylaws of the Company, effective June 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2021).
10.1†	Non-Employee Director Compensation Program, as amended.
10.2†
The Company’s 2024 Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024).

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

Date: May 6, 2024	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric Dube
		Name:	Eric Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer