Form 10-Q
period 2024-06-30
Travere Therapeutics, Inc.
filed 2024-08-01
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of July 29, 2024 was 76,491,485.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended June 30, 2024

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
•We may not receive some or all of the potential milestone and/or royalty payments from our corporate and licensing transactions.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$32,291	$58,176
Marketable debt securities, at fair value	293,105	508,675
Accounts receivable, net	24,466	21,179
Inventory	5,976	9,410
Prepaid expenses and other current assets	13,139	19,335
Total current assets	368,977	616,775
Long-term inventory	37,004	31,494
Property and equipment, net	6,580	7,479
Operating lease right of use assets	16,467	18,061
Intangible assets, net	105,174	104,443
Other assets	16,919	10,661
Total assets	$551,121	$788,913
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,843	$41,675
Accrued expenses	79,641	118,991
Deferred revenue, current portion	5,378	7,096
Operating lease liabilities, current portion	5,163	4,909
Other current liabilities	5,243	5,237
Total current liabilities	121,268	177,908
Convertible debt	378,125	377,263
Deferred revenue, less current portion	—	1,835
Operating lease liabilities, less current portion	19,938	22,612
Other non-current liabilities	16,643	8,485
Total liabilities	535,974	588,103
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 76,456,562, and 75,367,117 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8	7
Additional paid-in capital	1,348,865	1,327,881
Accumulated deficit	(1,332,092)	(1,125,622)
Accumulated other comprehensive loss	(1,634)	(1,456)
Total stockholders' equity	15,147	200,810
Total liabilities and stockholders' equity	$551,121	$788,913
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net product sales	$52,176	$29,511	$92,160	$53,689
License and collaboration revenue	1,940	2,685	3,330	9,395
Total revenue	54,116	32,196	95,490	63,084
Operating expenses:
Cost of goods sold	2,061	1,452	3,565	5,597
Research and development	54,330	66,492	103,750	124,654
Selling, general and administrative	64,776	68,203	128,999	134,153
In-process research and development	—	—	65,205	—
Restructuring	653	—	912	—
Total operating expenses	121,820	136,147	302,431	264,404
Operating loss	(67,704)	(103,951)	(206,941)	(201,320)
Other (expense) income, net:
Interest income	4,420	5,128	10,452	8,774
Interest expense	(2,788)	(2,843)	(5,588)	(5,693)
Other (expense) income, net	(3,495)	(201)	(3,257)	(114)
Total other (expense) income, net	(1,863)	2,084	1,607	2,967
Loss from continuing operations before income tax provision	(69,567)	(101,867)	(205,334)	(198,353)
Income tax provision on continuing operations	(85)	(65)	(276)	(143)
Loss from continuing operations, net of tax	(69,652)	(101,932)	(205,610)	(198,496)
(Loss) income from discontinued operations, net of tax	(757)	16,302	(860)	26,535
Net loss	$(70,409)	$(85,630)	$(206,470)	$(171,961)

Per share data
Basic and diluted:
Net loss from continuing operations	$(0.90)	$(1.34)	$(2.66)	$(2.75)
Net (loss) income from discontinued operations	(0.01)	0.21	(0.01)	0.37
Net loss per common share	$(0.91)	$(1.13)	$(2.67)	$(2.38)
Weighted average common shares outstanding	77,500,245	76,001,801	77,318,369	72,109,573
Comprehensive loss:
Net loss	$(70,409)	$(85,630)	$(206,470)	$(171,961)
Foreign currency translation gain (loss)	404	(170)	1,033	(736)
Unrealized loss on marketable debt securities	(146)	(1,509)	(1,211)	(212)
Comprehensive loss	$(70,151)	$(87,309)	$(206,648)	$(172,909)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2024						Three Months Ended June 30, 2023
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - March 31	76,108,829	$8	$1,337,638	$(1,892)	$(1,261,683)	$74,071	74,586,806	$7	$1,291,863	$(2,176)	$(1,100,554)	$189,140
Share based compensation	—	—	9,615	—	—	9,615	—	—	11,172	—	—	11,172
Issuance of common stock under the equity incentive plan and proceeds from exercise	108,233	—	—	—	—	—	228,461	—	793	—	—	793
Employee stock purchase program purchase and expense	239,500	—	1,612	—	—	1,612	156,540	—	2,689	—	—	2,689
Foreign currency translation adjustments	—	—	—	404	—	404	—	—	—	(170)	—	(170)
Unrealized loss on marketable debt securities	—	—	—	(146)	—	(146)	—	—	—	(1,509)	—	(1,509)
Net loss	—	—	—	—	(70,409)	(70,409)	—	—	—	—	(85,630)	(85,630)
Balance - June 30	76,456,562	$8	$1,348,865	$(1,634)	$(1,332,092)	$15,147	74,971,807	$7	$1,306,517	$(3,855)	$(1,186,184)	$116,485
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Six Months Ended June 30, 2024						Six Months Ended June 30, 2023
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	75,367,117	$7	$1,327,881	$(1,456)	$(1,125,622)	$200,810	64,290,570	$6	$1,059,975	$(2,907)	$(1,014,223)	$42,851
Share based compensation	—	—	19,035	—	—	19,035	—	—	24,497	—	—	24,497
Issuance of common stock under the equity incentive plan and proceeds from exercise	849,945	1	(1)	—	—	—	820,947	—	3,089	—	—	3,089
Employee stock purchase program purchase and expense	239,500	—	1,950	—	—	1,950	156,540	—	3,128	—	—	3,128
Issuance of common stock, net of issuance costs of $12.6 million	—	—	—	—	—	—	9,703,750	1	191,198	—	—	191,199
Issuance of pre-funded common stock warrants, net of issuance costs of $1.6 million	—	—	—	—	—	—	—	—	24,630	—	—	24,630
Foreign currency translation adjustments	—	—	—	1,033	—	1,033	—	—	—	(736)	—	(736)
Unrealized loss on marketable debt securities	—	—	—	(1,211)	—	(1,211)	—	—	—	(212)	—	(212)
Net loss	—	—	—	—	(206,470)	(206,470)	—	—	—	—	(171,961)	(171,961)
Balance - June 30	76,456,562	$8	$1,348,865	$(1,634)	$(1,332,092)	$15,147	74,971,807	$7	$1,306,517	$(3,855)	$(1,186,184)	$116,485

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(206,470)	$(171,961)
Net (loss) income from discontinued operations	(860)	26,535
Net loss from continuing operations	(205,610)	(198,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,225	17,567
Share based compensation	19,677	24,781
In-process research and development	65,205	—
Other	5,350	(2,727)
Changes in operating assets and liabilities:
Accounts receivable	(3,286)	(4,080)
Inventory	(3,240)	(12,261)
Prepaid expenses and other current and non-current assets	(1,858)	452
Accounts payable	(15,641)	3,311
Accrued expenses	(41,172)	(7,305)
Deferred revenue, current and non-current	(3,643)	(6,823)
Other current and non-current liabilities	5,157	(975)
Net cash used in operating activities - continuing operations	(158,836)	(186,556)
Net cash (used in) provided by operating activities - discontinued operations	(412)	36,142
Net cash used in operating activities	(159,248)	(150,414)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	216,967	196,871
Purchase of marketable debt securities	—	(225,660)
Purchase of fixed assets	(82)	(633)
Purchase of intangible assets	(18,377)	(31,170)
Payment of milestone	(65,000)	—
Net cash provided by (used in) investing activities - continuing operations	133,508	(60,592)
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(1,050)	(1,050)
Proceeds from the issuance of common stock, net of issuance costs	—	191,198
Proceeds from the issuance of pre-funded warrants, net of issuance costs	—	24,630
Proceeds from exercise of stock options	—	3,089
Proceeds from issuances under the employee stock purchase plan	1,307	2,258
Net cash provided by financing activities - continuing operations	257	220,125
Net cash used in financing activities - discontinued operations	—	(863)
Net cash provided by financing activities	257	219,262
Effect of exchange rate changes on cash	(402)	930
Net (decrease) increase in cash and cash equivalents	(25,885)	9,186
Cash and cash equivalents, beginning of year	58,176	61,688
Cash and cash equivalents, end of period	$32,291	$70,874
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
In September 2021, the Company entered into a license and collaboration agreement with Vifor (International) Ltd. ("CSL Vifor"). In April 2024, the Company and CSL Vifor announced that the European Commission has granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The CMA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. The European Commission's decision follows the positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in February 2024, based on results from the pivotal Phase 3 PROTECT Study of FILSPARI in IgAN. Under the terms of the License Agreement, the Company will be entitled to receive a regulatory milestone payment of $17.5 million upon receipt of full regulatory approval by the European Commission for IgAN, and an additional milestone payment upon achievement of market access initiatives in certain countries.
Thiola® and Thiola EC® (tiopronin tablets)
Thiola® and Thiola EC® (tiopronin tablets) are approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan remains a novel investigational product candidate which has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerosis (FSGS) in the U.S. and the European Economic Area countries (the “EEA”). In December 2023, the Company announced that it had completed its planned Type C meeting with the FDA to discuss previously reported results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the

Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. Together with CSL Vifor, the Company also plans to engage with the EMA to determine the potential for a subsequent variation to the CMA of sparsentan for the treatment of FSGS, subject to a review decision on the pending application for CMA of sparsentan in IgAN. The Company is conducting additional analyses of FSGS data and plans to engage with regulators to evaluate potential regulatory pathways for a sparsentan FSGS indication.
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
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory. Cost of goods sold also includes the cost of goods sold under the Company's license and collaboration agreements, which currently consists of the sale of active pharmaceutical ingredients to the Company's collaboration partners, at cost or at cost plus a margin.
The following table summarizes cost of goods sold for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold - product sales	$1,929	$1,445	$3,433	$2,553
Cost of goods sold - license and collaboration	132	7	132	3,044
Total cost of goods sold	$2,061	$1,452	$3,565	$5,597
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), the Company expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and six months ended June 30, 2024 and 2023, sales of FILSPARI primarily consisted of zero-cost inventories. As of June 30, 2024, the Company had approximately $3.5 million of zero-cost inventory. The Company expects to continue to record zero cost of goods sold on the sale of previously expensed inventories through at least 2025. The Company began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
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
The Company currently has one Phase 1/2 clinical trial, two Phase 2 clinical trials and three Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on all the factors set forth above and may fluctuate significantly from quarter to quarter.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at June 30, 2024 as such royalties are not yet probable and estimable.
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
Equity Securities
The Company applies the equity method of accounting for investments when it has significant influence, but no controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in joint steering committees and material intercompany transactions. The Company evaluates any basis difference between the carrying value and fair value of the Company's proportionate share of the investee's net assets. Basis differences relating to in-process research and development (IPR&D) are expensed when the investee is not considered a business as defined in ASC 805, Business Combinations, due to substantially all of the estimated fair value of the gross assets being concentrated in a group of similar IPR&D assets with no alternative future use. For the three and six months ending June 30, 2024, the Company recognized $3.4 million in other expense in the Company's consolidated statements of operations for these basis adjustments. The equity method investment's carrying value was reduced to zero as the Company's proportionate share of the basis difference exceeded the carrying value. See Note 6 for further discussion. Investments accounted for using the equity method may be reported on a lag of up to three months if the financial statements of the investee are not available in sufficient time for the Company to apply the equity method as of the current reporting date.
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
In December 2023, the Company initiated a restructuring plan that resulted in a reduction of its workforce, primarily impacting non-field-based employees. One-time termination benefits include severance, continuation of health insurance coverage, and other benefits for a specified period of time. The Company estimated that it will incur a total of $12.0 million to $14.0 million in non-recurring charges in connection with the restructuring, of which the Company has recognized a total of $12.3 million as of June 30, 2024, including $0.7 million and $0.9 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024 and December 31, 2023, the Company had accruals related to the restructuring of $1.1 million and $11.4 million, respectively, which is included in accrued expenses in the Consolidated Balance Sheets. Cash payments totaling $11.3 million were made related to the restructuring during 2024. The Company expects that it will incur the remaining estimated restructuring costs during 2024. The Company anticipates it will pay all restructuring plan amounts during 2024.
The following table sets forth a summary of changes in accrued restructuring costs for the six months ended June 30, 2024 and 2023 (in thousands):

	Restructuring
	2024	2023
Liability balance at January 1,	$11,421	$—
Restructuring expenses	912	—
Payments	(11,313)	—
Foreign currency impact	34	—
Liability balance at June 30,	$1,054	$—
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosure. The FASB amended the guidance in ASC 280, Segment Reporting ("ASC 280"), to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. This new guidance is effective for public business entities for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted this new standard as of January 1, 2024, however, the adoption did not have an impact on the accompanying quarterly financial statements since the standard is not effective for interim periods until fiscal 2025. While this accounting standard will increase disclosures, it will not have a material impact on the Company's financial statements.
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

Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the six months ended June 30, 2024 and 2023, adjustments to net product revenue related to performance obligations satisfied in previous periods were immaterial.
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
The following table summarizes net product sales for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
FILSPARI	$27,125	$3,461	$46,959	$6,465
Tiopronin products	25,051	26,050	45,201	47,224
Total net product sales	$52,176	$29,511	$92,160	$53,689

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
For the three and six months ended June 30, 2024, the Company recognized $1.9 million and $3.3 million, respectively, in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs. For the three and six months ended June 30, 2023, the Company recognized $2.7 million and $9.4 million, respectively, in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of June 30, 2024 was $5.4 million, with the total amount classified as current based upon amounts expected to be realized within the next year. As of December 31, 2023, deferred revenue related to the clinical development activities was $8.9 million, of which $7.1 million was classified as current. The Company estimates that the remainder of the deferred revenue balance will be fully realized by mid-2025.
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

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of June 30, 2024 and December 31, 2023 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.

Marketable debt securities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Marketable debt securities:
Commercial paper	$—	$34,458
Corporate debt securities	228,320	368,323
Securities of government sponsored entities	64,785	105,894
Total available-for-sale marketable debt securities	$293,105	$508,675
The following is a summary of short-term marketable debt securities classified as available-for-sale as of June 30, 2024 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Corporate debt securities	Less than 1	$157,222	$14	$(369)	$156,867
Securities of government-sponsored entities	Less than 1	64,931	2	(148)	64,785
Total maturity less than 1 year		222,153	16	(517)	221,652
Corporate debt securities	1 to 2	71,421	57	(25)	71,453
Total maturity 1 to 2 years		71,421	57	(25)	71,453
Total available-for-sale marketable debt securities		$293,574	$73	$(542)	$293,105
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2023 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$34,450	$25	$(17)	$34,458
Corporate debt securities	Less than 1	133,463	29	(408)	133,084
Securities of government-sponsored entities	Less than 1	81,334	36	(274)	81,096
Total maturity less than 1 year		249,247	90	(699)	248,638
Corporate debt securities	1 to 2	233,969	1,444	(174)	235,239
Securities of government-sponsored entities	1 to 2	24,718	106	(26)	24,798
Total maturity 1 to 2 years		258,687	1,550	(200)	260,037
Total available-for-sale securities		$507,934	$1,640	$(899)	$508,675
For the three and six months ended June 30, 2024 and 2023, realized gains and losses on marketable debt securities were immaterial. As of June 30, 2024 and December 31, 2023, the accrued interest receivable related to the Company's marketable debt securities was $2.8 million and $4.6 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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

The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of June 30, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$108,950	$128	$82,756	$266	$191,706	$394
Securities of government-sponsored entities	14,923	1	44,902	147	59,825	148
Total	$123,873	$129	$127,658	$413	$251,531	$542
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
As of June 30, 2024 and December 31, 2023, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $252.1 million and $269.7 million, respectively.
As of June 30, 2024 and December 31, 2023, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The decrease in unrealized losses for the six months ended June 30, 2024 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

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
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The consolidated assets and liabilities as of June 30, 2024 and December 31, 2023 were immaterial. The results of operations were not significant for the three and six months ended June 30, 2024 and 2023. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit or assets of the Company.
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
In order to determine the primary beneficiary of Renalys, the Company evaluated its variable interest to identify if the Company had the power to direct the activities that most significantly impact the economic performance. Based upon the capital structure, governing documents and overall business operations, the Company determined that it is not the primary beneficiary as it does do not have the power to direct the activities that most significantly impact the economic performance of Renalys and does not have an obligation to absorb losses.
As of June 30, 2024, the carrying amount of the liabilities related to the Company’s variable interests was $8.3 million, recorded in other non-current liabilities in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as of June 30, 2024 is zero. The Company is not required to provide additional funding. The creditors have no recourse to the general credit or assets of the Company.

NOTE 7.  LEASES
As of June 30, 2024, the Company had two operating leases, including one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
The following is a schedule of the future minimum rental commitments for the Company's operating leases reconciled to the lease liability and ROU asset as of June 30, 2024 (in thousands):

June 30, 2024
2024 (remaining six months)	$3,261
2025	6,673
2026	6,889
2027	7,064
2028	4,781
Total undiscounted future minimum payments	28,668
Present value discount	(3,567)
Total lease liability	25,101
Unamortized lease incentives	(4,099)
Cash payments in excess of straight-line lease expense	(4,535)
Total ROU asset	$16,467

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term in years	4.2	4.7
Weighted-average discount rate	6.48%	6.48%
For the three and six months ended June 30, 2024, the Company recorded $1.2 million and $2.4 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances. For the three and six months ended June 30, 2023, the Company recorded $1.2 million and $2.5 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of June 30, 2024, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $61.0 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $201.9 million. As of December 31, 2023, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $58.3 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $212.1 million. The fair values were estimated utilizing market quotations and are considered Level 2.
The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2024 (in thousands):

	As of June 30, 2024
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$32,291	$32,291	$—	$—
Marketable debt securities, available-for-sale	293,105	—	293,105	—
Total	$325,396	$32,291	$293,105	$—
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

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through June 30, 2024 the Company has capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement, including $5.8 million for the three and six months ended June 30, 2024. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and Bristol-Myers Squibb Company ("BMS")) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three and six months ended June 30, 2024, the Company capitalized $4.1 million and $7.0 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI. The cost of the milestone payments and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033.

The following table sets forth amortizable intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Finite-lived intangible assets	$203,017	$183,037
Less: accumulated amortization	(98,596)	(79,347)
Net carrying value	$104,421	$103,690
As of June 30, 2024 and December 31, 2023, the Company had goodwill of $0.8 million.
The following table summarizes amortization expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$—	$2,420	$—	$4,814
Selling, general and administrative	9,897	7,967	19,249	11,635
Total amortization expense	$9,897	$10,387	$19,249	$16,449

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	June 30, 2024	December 31, 2023
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	68,904	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(6,645)	(7,348)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(384)	(543)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$378,125	$377,263
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At June 30, 2024, accrued interest on the 2029 Notes of $2.4 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At June 30, 2024, accrued interest of $0.5 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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

On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt on its Consolidated Statements of Operations for the six months ended June 30, 2023, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of June 30, 2024 was $68.9 million.
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
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at June 30, 2024.
The 2025 and 2029 Notes are classified on the Company's Consolidated Balance Sheets at June 30, 2024 as long-tern convertible debt.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$2,210	$2,210	$4,419	$4,419
Amortization of debt issuance costs	431	429	862	858
Total interest expense for the 2025 and 2029 Notes	$2,641	$2,639	$5,281	$5,277
Total interest expense recognized for the three and six months ended June 30, 2024 was $2.8 million and $5.6 million, respectively. Total interest expense recognized for the three and six months ended June 30, 2023 was $2.8 million and $5.7 million, respectively.

NOTE 11. ACCRUED EXPENSES
Accrued expenses at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Compensation related costs	$22,502	$29,908
Research and development	18,081	26,006
Sales discounts, rebates, and allowances	10,565	13,730
Accrued royalties	8,718	6,991
Selling, general and administrative	6,872	7,190
Accrued restructuring costs	1,054	11,421
Transition services accrual	346	12,282
Miscellaneous accrued expenses	11,503	11,463
Total accrued expenses	$79,641	$118,991

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
Basic and diluted net income (loss) per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended June 30,
	2024			2023
	Shares	Net Income (loss)	EPS	Shares	Net Income (loss)	EPS
Continuing operations	77,500,245	$(69,652)	$(0.90)	76,001,801	$(101,932)	$(1.34)
Discontinued operations	77,500,245	$(757)	$(0.01)	76,001,801	$16,302	$0.21
Basic and diluted loss per share	77,500,245	$(70,409)	$(0.91)	76,001,801	$(85,630)	$(1.13)

	Six Months Ended June 30,
	2024			2023
	Shares	Net Income (loss)	EPS	Shares	Net Income (loss)	EPS
Continuing operations	77,318,369	$(205,610)	$(2.66)	72,109,573	$(198,496)	$(2.75)
Discontinued operations	77,318,369	$(860)	$(0.01)	72,109,573	$26,535	$0.37
Basic and diluted loss per share	77,318,369	$(206,470)	$(2.67)	72,109,573	$(171,961)	$(2.38)
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible debt	11,697,952	11,697,952	11,697,952	11,697,952
Options	11,121,357	10,719,869	11,024,633	10,633,802
Restricted stock	4,073,280	3,626,814	3,921,208	3,453,767
Total anti-dilutive shares	26,892,589	26,044,635	26,643,793	25,785,521

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
Substantially all of the value of the assets acquired was concentrated within pegtibatinase, and as of the acquisition date, the Company did not anticipate any economic benefit to be derived from pegtibatinase other than the primary indication. Accordingly, the transaction was treated as an asset acquisition with amounts charged to in-process research and development (IPR&D) expense on the date of acquisition.
In accordance with ASC 450, Contingencies, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. In March 2024, the Company recognized $65.2 million in IPR&D expense upon the achievement of a development milestone, which was paid during the second quarter of 2024 and recorded within investing activities in the Consolidated Statements of Cash Flows.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2024:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	10,211,353	$21.52	4.91	$—
Granted	1,524,300	8.63	—	—
Exercised	—	—	—	—
Forfeited/canceled	(1,217,047)	18.97	—	—
Outstanding at June 30, 2024	10,518,606	$19.95	5.47	$299,450
Vested and expected to vest at June 30, 2024	10,518,606	$19.95	5.47	$299,450
At June 30, 2024, unamortized stock compensation for stock options was $23.5 million, with a remaining weighted-average recognition period of 2.7 years.
At June 30, 2024, outstanding options to purchase 7.6 million shares of common stock were exercisable with a weighted-average exercise price per share of $21.42. During the six months ended June 30, 2024, the Company had forfeitures of 1.2 million shares due primarily to the December 2023 reorganization.

Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the six months ended June 30, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	2,874,046	$22.97
Granted	1,962,025	8.84
Vested	(849,945)	23.06
Forfeited/canceled	(246,050)	20.18
Unvested at June 30, 2024	3,740,076	$15.72
At June 30, 2024, unamortized stock compensation for service based restricted stock units was $48.0 million, with a remaining weighted-average recognition period of 2.8 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the six months ended June 30, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	175,458	$25.61
Granted	107,000	8.93
Vested	—	—
Forfeited/canceled	—	—
Unvested at June 30, 2024	282,458	$19.29
At June 30, 2024, unamortized stock compensation for performance based restricted stock units was $2.2 million, with a remaining weighted-average recognition period of 1.1 years.
Share-Based Compensation
Total share-based compensation presented in the Consolidated Statements of Stockholders' Equity includes both continuing operations and discontinued operations. The following table sets forth share-based compensation for continuing operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$3,774	$4,568	$7,431	$9,001
Selling, general and administrative	6,146	6,743	12,246	15,781
Total share-based compensation	$9,920	$11,311	$19,677	$24,782

NOTE 15. INVENTORY
Inventory consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$33,537	$33,790
Work in process	5,529	4,727
Finished goods	3,914	2,387
Total inventory	$42,980	$40,904
Classified as:
Inventory	$5,976	$9,410
Long-term inventory	37,004	31,494
Total inventory	$42,980	$40,904

The balance classified as long-term inventory consists of raw materials and work in process for FILSPARI as of June 30, 2024 and December 31, 2023. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption. Such inventories are classified as long-term.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $24.5 million and $21.2 million at June 30, 2024 and December 31, 2023, respectively. The total reserves for both periods were immaterial.
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
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182). An additional $51.9 million were sold under the Company's effective registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million in the year ended December 31, 2022. The Company did not sell any shares under the ATM Agreement during the year ended December 31, 2023 or during the six months ended June 30, 2024. As of June 30, 2024, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.

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
The Company and Mirum have also entered into a transition services agreement ("TSA") pursuant to which the Company has agreed to perform certain services for a period of time following the Closing, with respect to Mirum’s use and operation of the assets purchased in the Purchase Agreement. The TSA is designed to ensure and facilitate an orderly transfer of business operations, and the consideration to be received by the Company primarily consists of cost reimbursement. For the three and six months ended June 30, 2024, the Company recognized $0.1 million and $0.5 million, respectively, under the TSA, included in continuing operations within other income (expense), net. The uncollected balance is included in accounts receivable of the Consolidated Balance Sheets. As part of the TSA, the Company is collecting certain receivables related to purchased assets for a period of time and remitting them to Mirum. The transition services accrual as of June 30, 2024 was $0.3 million, and is included in accrued expenses in the accompanying Consolidated Balance Sheets. TSA services provided by the Company are anticipated to be substantially complete 12 months post-close.
The Company determined that the divestiture represents a strategic shift that will have a major effect on the Company's operations and financial results, and has therefore reflected the bile acid business as a discontinued operation for all periods presented.
Results of discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net product sales	$(388)	$27,501	$(451)	$53,606
Total revenue	(388)	27,501	(451)	53,606
Operating expenses:
Cost of goods sold	—	538	(10)	1,518
Research and development	203	2,919	234	4,670
Selling, general and administrative	166	5,834	185	12,129
Change in fair value of contingent consideration	—	1,840	—	8,596
Total operating expenses	369	11,131	409	26,913
Operating (loss) income	(757)	16,370	(860)	26,693
Other income (expenses), net:
Interest expense	—	(68)	—	(158)
Total other expense, net	—	(68)	—	(158)
Net (loss) income from discontinued operations	$(757)	$16,302	$(860)	$26,535
The Company held no assets or liabilities of discontinued operations as of June 30, 2024 and December 31, 2023.

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
IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of up to 150,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to kidney failure within 15 years. FILSPARI is the first and only non-immunosuppressive therapy approved for this condition. We estimate approximately 30,000 to 50,000 patients in the United States to be addressable under FILSPARI's accelerated approval indication, with the potential to grow with full approval.
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
In January 2024, we announced our entry into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan to patients in Japan and other countries in Asia, for the treatment of IgAN. Renalys will hold regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, in the second quarter of 2024 Renalys initiated an open label registrational study of sparsentan in Japan to support potential approval of sparsentan in Japan. In July 2024, Renalys announced that the first patient was dosed in the study. Results from the urine protein/creatinine ratio (UP/C) endpoint in the study are expected in the second half of 2025 to support a submission for approval to PMDA. Under the terms of the licensing agreement, Renalys will be responsible for development, regulatory matters, and commercialization in the licensed territories.
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
In December 2023, we announced that we completed our planned Type C meeting with the FDA to discuss results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone are not sufficient to support an sNDA submission. The FDA acknowledged the work being done by the larger nephrology community to better understand proteinuria and eGFR as endpoints in clinical trials of FSGS and indicated a willingness to continue to engage with us on a potential path forward for sparsentan in FSGS following our consideration of additional evidence. Together with CSL Vifor, we also plan to engage with the EMA to determine the potential for a subsequent variation to the Conditional Marketing Authorization (CMA) of sparsentan for the treatment of FSGS, if the MAA for full approval of sparsentan in IgA nephropathy is approved. Given the high unmet need of FSGS patients, with no medicines currently approved for the condition, and the challenges associated with studying FSGS due to its heterogeneity and other attributes, we are conducting additional analyses of FSGS data and plans to engage with regulators to evaluate potential regulatory pathways for a sparsentan FSGS indication.
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
In May 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted our sales, and these or additional generic versions of either formulation could have a material adverse impact on sales. As of June 30, 2024, the FDA has approved three generic options of Thiola EC (100mg and 300mg). In May 2024 and July 2024, generic options of Thiola EC (100mg and 300mg) became available. Accordingly, Thiola EC is subject to generic competition.
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
Strategic Reorganization
In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring adjustments are expected to result in an estimated annualized savings of approximately $25.0 million beginning in 2024, and an estimated non-recurring charge of approximately $12.0 million to $14.0 million in connection with the restructuring, of which we have recognized a total of $12.3 million as of June 30, 2024, including $0.7 million and $0.9 million for the three and six months ended June 30, 2024, respectively. We expect that we will incur the remaining estimated restructuring costs during 2024.

Results of Operations
Results of operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Unless noted otherwise, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.
Revenue
The following table provides information regarding net product sales (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
FILSPARI	$27,125	$3,461	$23,664	$46,959	$6,465	$40,494
Tiopronin products	25,051	26,050	(999)	45,201	47,224	(2,023)
Total net product revenues	52,176	29,511	22,665	92,160	53,689	38,471
License and collaboration revenue	1,940	2,685	(745)	3,330	9,395	(6,065)
Total revenue	$54,116	$32,196	$21,920	$95,490	$63,084	$32,406
Net product sales
The increase in total net product revenues for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to growth in sales of FILSPARI, including a full six months of sales in 2024, following the February 2023 launch.
License and collaboration revenue
The decrease in license and collaboration revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to a $0.7 million decrease in collaboration revenue associated with the CSL Vifor License Agreement, which is derived from the performance of clinical development activities and based upon the ratio of costs incurred to total estimated costs. The decrease in license and collaboration revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to a $2.7 million decrease in collaboration revenue associated with the CSL Vifor License Agreement and the $3.3 million sale of active pharmaceutical ingredient to CSL Vifor in March 2023, at cost plus a margin. We estimate that the remainder of the deferred revenue balance associated with these clinical development activities will be fully realized by mid-2025.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Cost of goods sold - product sales	$1,929	$1,445	$484	$3,433	$2,553	$880
Cost of goods sold - license and collaboration	132	7	125	132	3,044	(2,912)
Total cost of goods sold	2,061	1,452	609	3,565	5,597	(2,032)
Research and development	54,330	66,492	(12,162)	103,750	124,654	(20,904)
Selling, general and administrative	64,776	68,203	(3,427)	128,999	134,153	(5,154)
In-process research and development	—	—	—	65,205	—	65,205
Restructuring	653	—	653	912	—	912
Total operating expenses	$121,820	$136,147	$(14,327)	$302,431	$264,404	$38,027
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and six months ended June 30, 2024 and 2023, sales of FILSPARI primarily consisted of zero-cost inventories, and therefore cost of goods sold did not increase proportionally to the increase in product sales. As of June 30, 2024, we had $3.5 million of zero-cost inventory remaining. We expect to continue to record zero cost of goods sold on the sale of previously expensed inventories through at least 2025. We began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, our cost of goods sold - license and collaboration decreased by $2.9 million, primarily due to the sale of active pharmaceutical ingredients to CSL Vifor in the first quarter of 2023.

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
We currently have one Phase 1/2 clinical trial, two Phase 2 clinical trials and three Phase 3 clinical trials in process that are in various stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on the all the factors set forth above and may fluctuate significantly from quarter to quarter and year to year.
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
The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
External service provider costs:
Sparsentan	$14,642	$22,036	$(7,394)	$29,679	$43,186	$(13,507)
Pegtibatinase	16,667	18,259	(1,592)	27,542	28,670	(1,128)
General and other product candidates	5,072	4,592	480	8,834	8,515	319
Total external service provider costs	36,381	44,887	(8,506)	66,055	80,371	(14,316)
Internal personnel costs	17,949	21,605	(3,656)	37,695	44,283	(6,588)
Total research and development	$54,330	$66,492	$(12,162)	$103,750	$124,654	$(20,904)
For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, our research and development expenses decreased by $12.2 million and $20.9 million, respectively. Internal personnel costs to support all programs decreased by $3.7 million and $6.6 million, respectively, primarily as a result of our restructuring initiatives. External service provider costs decreased by $8.5 million and $14.3 million, respectively, which was largely driven by a decrease in costs associated with the development of sparsentan as our Phase 3 programs advance towards completion.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, our selling, general and administrative expenses decreased by $3.4 million and $5.2 million, respectively, primarily as a result of the restructuring and other cost saving initiatives.
IPR&D expense
In March 2024, we recognized $65.2 million in IPR&D expense upon the achievement of a development milestone associated with our treatment candidate pegtibatinase, which we acquired as part of the November 2020 acquisition of Orphan Technologies Limited.
Restructuring expenses
In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring adjustments were expected to result in an estimated non-recurring charge of approximately $12.0 million to $14.0 million, the majority of which was recognized in the fourth quarter of 2023. Of the $12.3 million recognized to date, $0.7 million and $0.9 million was recognized during the three and six months ended June 30, 2024, respectively. We expect that we will incur the remaining estimated restructuring costs during 2024.

Other Income/Expenses
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Interest income	$4,420	$5,128	$(708)	$10,452	$8,774	$1,678
Interest expense	(2,788)	(2,843)	55	(5,588)	(5,693)	105
Other (expense) income, net	(3,495)	(201)	(3,294)	(3,257)	(114)	(3,143)
Total other (expense) income, net	$(1,863)	$2,084	$(3,947)	$1,607	$2,967	$(1,360)
The change in our total other income (expense) for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, is partly attributable to changes in interest income, driven by fluctuations in short-term interest rates on our interest-bearing security investments. For the three and six months ended June 30, 2024, we recognized $3.4 million in other expense in connection with our equity investment in Renalys, for the difference in basis between the carrying value and fair value of our proportionate share of the investee's net assets.
Discontinued Operations
Results of discontinued operations are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
(Loss) income from discontinued operations, net of tax	$(757)	$16,302	$(17,059)	$(860)	$26,535	$(27,395)
The change in net (loss) income from discontinued operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is due to the August 2023 divestiture of our bile acid business.
See Note 18 to our unaudited Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
We have financed our operations through a combination of borrowings, sales of our equity securities, and revenues generated from our commercialized products, along with proceeds from license and collaboration agreements and the divestiture of our bile acid business. We experienced significant growth in recent years in the number of our employees and the scope of our operations. We also expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization, including by adding additional members to our sales force in connection with the recent commercial launch of FILSPARI in the United States for IgAN. In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring adjustments are expected to result in an estimated annualized savings of approximately $25.0 million in 2024.
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
We had the following balances at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$32,291	$58,176
Marketable debt securities, at fair value	$293,105	$508,675
Convertible debt	$378,125	$377,263
Accumulated deficit	$(1,332,092)	$(1,125,622)
Stockholders' equity	$15,147	$200,810
Net working capital*	$247,709	$438,867
Net working capital ratio**	3.04	3.47
* Current assets less current liabilities. **Current assets divided by current liabilities.

As of June 30, 2024, we had cash and cash equivalents of $32.3 million and available-for-sale marketable debt securities of $293.1 million. Substantial sources of funds since the beginning of 2023, as summarized further below, include an upfront cash payment of $210.0 million in connection with the sale of our bile acid product portfolio, and net proceeds of $215.8 million from an underwritten public offering of our common stock and pre-funded warrants to purchase our common stock.
Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, anticipated milestone payments, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the launch of FILSPARI. Sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, and certain earned and potential milestone payments. We anticipate achieving milestones with FILSPARI that will result in us receiving payments of approximately $17.5 million during the next 12 months.
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

333-259311), which included $20.1 million in the year ended December 31, 2022. We did not sell any shares under the ATM Agreement during the year ended December 2023 or the six months ended June 30, 2024. As of June 30, 2024, an aggregate of $19.5 million remained eligible for sale under the ATM Agreement.
Operating Leases
Future Minimum Rental Commitments
As of June 30, 2024, we have future minimum rental commitments totaling $28.7 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through June 30, 2024, we have paid $47.2 million for contractual milestones achieved under the Ligand License Agreement, which includes a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023, and a $5.8 million regulatory milestone in the second quarter of 2024. Following commercialization of sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three and six months ended June 30, 2024, we capitalized $4.1 million and $7.0 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI.
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
Acquisition of Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase (TVT-058). We acquired Orphan by purchasing all of its outstanding shares. Under the Stock Purchase Agreement ("the Agreement"), we agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the US and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted. We made a $65.0 million payment to Orphan in the second quarter of 2024 following the achievement of a development milestone.
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
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement (collectively, the "2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. On March 11, 2022, coinciding with the issuance of the 2029 Notes, we completed our repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of June 30, 2024 was $68.9 million. The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
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
Cash Flows from Continuing Operations
Cash Flows from Operating Activities
Cash used in operating activities from continuing operations for the six months ended June 30, 2024 was $158.8 million compared to cash used of $186.6 million for the six months ended June 30, 2023. The decrease in cash used was due to a decrease in operational spending as a result of the restructuring plan initiated in December 2023.
Cash Flows from Investing Activities
Cash provided by investing activities from continuing operations for the six months ended June 30, 2024 was $133.5 million compared to cash used of $60.6 million for the six months ended June 30, 2023. The change was due to a decrease in net purchases of marketable debt securities, offset by a $65.0 million payment to Orphan in the second quarter of 2024 following the achievement of a development milestone.
Cash Flows from Financing Activities
Cash provided by financing activities from continuing operations for the six months ended June 30, 2024 was $0.3 million compared to cash provided of $220.1 million for the six months ended June 30, 2023. The change was due to the March 2023 issuance of common stock and pre-funded warrants through an underwritten public offering that provided $215.8 million.
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of June 30, 2024, we had cash equivalents and marketable debt securities of approximately $325.4 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $1.9 million impact on the fair value of our investments.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We face substantial generic and other competition, and our operating results will suffer if we fail to compete effectively.*
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Our product Thiola, and products from which we may receive milestone payments including Cholbam and Chenodal, are subject to immediate competition from compounded and generic entrants, as the ANDA and/or NDA for these drug products have no remaining or current patent or non-patent exclusivity. In April 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and an additional generic option of the original formulation of Thiola (tiopronin tablets) was approved in June 2022 and during the year ended December 31, 2022, we experienced a decrease in total net product revenues compared to the year ended December 31, 2021, which was due in part to competition from generic tiopronin tablets (100mg version of the original formulation). Additional generic versions of Thiola may be approved in the future. In February 2023, August 2023, January 2024 and July 2024, generic versions of Thiola EC (100mg and 300mg) were approved by the FDA. Our future net product revenues from Thiola and/or Thiola EC may be materially impacted by competition from existing or additional generic versions of Thiola or Thiola EC.
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
In October 2022, our licensor, Mission Pharmacal Company, was granted a patent covering the treatment of cystinuria by administering Thiola EC with food (US Patent No. 11,458,104, “the ‘104 patent”) and listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the "Orange Book"). Following Mission’s listing of the '104 patent in the Orange Book, and as of December 31, 2023, Mission has received three paragraph IV notice letters from three generic manufacturers notifying Mission that each has filed an ANDA seeking approval of a proposed generic version of Thiola EC (tiopronin) 100mg and 300mg oral tablets before expiration of the '104 patent and asserting that the '104 patent is not infringed and/or is invalid, with each such ANDA having been filed prior to the granting and listing of the ‘104 patent. Under our agreement with Mission, we have the right to enforce the '104 patent. We and Mission entered into agreements with each of the two Paragraph IV filers that had received approval by the FDA in order to settle patent invalidity and infringement disputes related to the '104 patent and providing for a license entry date of April 1, 2026 for their generic versions of Thiola EC (100mg and 300mg), or earlier under certain circumstances. In May 2024 a generic manufacturer announced the launch of a generic version of Thiola EC (100mg and 300mg), and in July 2024 a second manufacturer announced the launch of a second generic version of Thiola EC (100mg and 300mg). Both generic versions are available, and Thiola EC is thus subject to generic competition.
There is no guarantee that the ‘104 patent will withstand any challenge at the Patent and Trademark Office or in litigation, if initiated. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome. If we determine not to pursue patent litigation or the patent is not upheld in litigation or administrative review or if a generic competitor is found not to infringe this patent, the resulting generic competition will likely negatively affect our business, financial condition and results of operations. Thiola EC is subject to generic competition.
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
In addition, certain governmental authorities may conduct reviews of reimbursement previously provided and assert for various reasons that amounts need to be repaid. For example, in October 2021 our distributor/exploitant in France for our previously marketed product Kolbam (which has since been divested) informed us that they had received a notice that the price previously paid for Kolbam during its period on the market in France had been recalculated by the agency responsible for pharmaceutical pricing in France. Such notice was confirmed by a decision in October 2023, asserting percentages of our turnover owed for repayment. In April 2024, we filed an appeal with the Competent Administrative Court regarding this matter. Based on the ongoing review process, we expect that we will need to repay the amounts being asserted during the appeal process, which we currently estimate to be approximately $6 million. While we cannot predict the amount that we may ultimately need to repay, following ongoing review and future potential appeal proceedings, from 2015 through 2020, the period during which we had sales of Kolbam in France, our aggregate revenues from sales of Kolbam in France attributable to all purchasers/payers were approximately $8 million. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels or subject to re-assessment and recoupment procedures, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business may suffer.
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
For example, in our pivotal Phase 3 DUPLEX Study of sparsentan in FSGS, although we achieved the pre-specified interim FSGS partial remission of proteinuria endpoint after 36 weeks of treatment, the study did not achieve the primary efficacy eGFR slope endpoint over 108 weeks of treatment. While we plan to continue to engage with the FDA to explore a potential path forward for a supplemental New Drug Application (sNDA) in the U.S. and work with our collaborator CSL Vifor to engage with the European Medicines Agency ("EMA") to also explore a potential regulatory path forward in FSGS in the EU based on the DUPLEX data, there is no guarantee that we will be able to establish a pathway to a potential submission of sparsentan for FSGS based on the results from the DUPLEX Study, that the FDA and/or EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS.
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
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before any of our products. Factors affecting competition in the pharmaceutical and therapeutic industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell therapeutics. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our orphan drug status and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render our products and product candidates noncompetitive. Furthermore, competitors could enter the market with generic versions of our products. For example, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in May 2021 and a second 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in June 2022. Also, as of June 30, 2024, three generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and two have become available.
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
We may not receive some or all of the potential milestone and/or royalty payments from our corporate and licensing transactions.*
From time to time, we engage in corporate transactions and licensing transactions that include potential milestone payments and/or royalties. For example, on July 16, 2023, we entered into a definitive asset purchase agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. (“Mirum”), pursuant to which we agreed to sell to Mirum, subject to the terms of the Purchase Agreement, our bile acid product portfolio including Chenodal and Cholbam (also known as Kolbam) (the “Products”). The closing of the transaction occurred on August 31, 2023. A portion of the consideration for the sale is in the form of milestone payments that will only be payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Products We are also party to license agreements with CSL Vifor and Renalys Pharma, Inc. pursuant to which we are entitled to receive certain payments contingent on the future achievement of specified milestones, and royalty payments based on potential future sales in specified licensed territories. There is a risk that any or all of the milestone events under these various agreements might not be achieved, that our licensees may not achieve sales that would entitle us to royalty payments, and that any or all of the consideration tied to the achievement of the milestone events and/or royalties might not be received.
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

The federal health care program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements that pharmaceutical companies have with prescribers, purchasers and formulary managers, among others. Further, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors under the federal Anti-Kickback Statute protecting certain common manufacturer business arrangements and activities from prosecution, the exceptions and safe harbors are drawn narrowly and an arrangement must meet all of the conditions specified in order to be fully protected from scrutiny under the federal Anti-Kickback Statute. We seek to comply with the exceptions and safe harbors whenever possible, but our practices, such as our patient assistance programs and discounts with certain customers, may not in all cases meet all of the criteria for protection from Anti-Kickback liability and may be subject to scrutiny.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer health data laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors.
Additionally, in the past few years, numerous U.S. states—including but not limited to California, Colorado, Connecticut, Texas, Utah and Virginia—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices, and afford California residents certain privacy rights related to their personal data, such as those noted herein. The CCPA allows for fines for noncompliance (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, but these laws increase compliance costs and potential liability with respect to other personal data we maintain about residents in these states. Similar laws are being considered in several other states, as well as at the local level, and we expect more jurisdictions to pass similar laws in the future.
In addition, numerous U.S. states—including but not limited to Connecticut, Nevada and Washington—have enacted new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border transfer laws, which could make it more difficult to transfer information across jurisdictions or prevent us from conducting business in certain countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with these laws, such as the EU Standard Contractual Clauses ("EU SCCs"), the UK’s International Data Transfer Agreement / International Data Transfer Addendum to the EU SCCs, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the applicable frameworks), these mechanisms may be subject to legal challenges, and there is no assurance that we can satisfy or rely on the Data Privacy Framework to lawfully transfer personal data to the United States.
If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe. Inability to import personal data from Europe to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with third parties with whom we work (such as CROs, service providers, contractors and other companies) that are subject to such cross-border data transfer or localization laws; the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
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
Applicable data security and public company disclosure obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators and investors, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements, could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss and other similar harms. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.*
Under current law, our federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. As of December 31, 2023, we had federal NOL carryforwards of $154.3 million. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We completed a study to analyze whether any ownership changes occurred through December 31, 2023, and determined an ownership change occurred in May of 2023. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
As a result, our federal NOL carryforwards may be subject to a percentage limitation if used to offset income in tax years following an ownership change. In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027.As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which would harm our future operating results by effectively increasing our future tax obligations.
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
As of June 30, 2024, we had approximately $385 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024.
There are no other disclosures required by this item.

Item 6.  Exhibits
(a) Exhibits

3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G, filed with the SEC on October 28, 2010).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.6	Certificate of Amendment of Bylaws of the Company, effective June 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2021).
10.1†	The Company’s 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2024	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric Dube
		Name:	Eric Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer