Form 10-Q
period 2024-09-30
Travere Therapeutics, Inc.
filed 2024-10-31
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of October 28, 2024 was 78,049,928.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended September 30, 2024

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$36,409	$58,176
Marketable debt securities, at fair value	241,030	508,675
Accounts receivable, net	25,170	21,179
Inventory	6,356	9,410
Prepaid expenses and other current assets	15,775	19,335
Total current assets	324,740	616,775
Long-term inventory	36,522	31,494
Property and equipment, net	6,162	7,479
Operating lease right of use assets	15,662	18,061
Intangible assets, net	104,205	104,443
Other assets	17,119	10,661
Total assets	$504,410	$788,913
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$23,195	$41,675
Accrued expenses	83,916	118,991
Convertible debt, current portion	68,599	—
Deferred revenue, current portion	3,799	7,096
Operating lease liabilities, current portion	5,297	4,909
Other current liabilities	5,232	5,237
Total current liabilities	190,038	177,908
Convertible debt, less current portion	309,957	377,263
Operating lease liabilities, less current portion	18,581	22,612
Other non-current liabilities	16,288	10,320
Total liabilities	534,864	588,103
Commitments and Contingencies (See Note 13)
Stockholders' (Deficit) Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 77,909,042, and 75,367,117 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8	7
Additional paid-in capital	1,357,457	1,327,881
Accumulated deficit	(1,386,903)	(1,125,622)
Accumulated other comprehensive loss	(1,016)	(1,456)
Total stockholders' (deficit) equity	(30,454)	200,810
Total liabilities and stockholders' (deficit) equity	$504,410	$788,913
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net product sales	$61,001	$33,932	$153,161	$87,621
License and collaboration revenue	1,897	3,163	5,227	12,558
Total revenue	62,898	37,095	158,388	100,179
Operating expenses:
Cost of goods sold	1,626	1,289	5,191	6,886
Research and development	51,679	60,590	155,429	185,244
Selling, general and administrative	65,619	67,801	194,618	201,954
In-process research and development	—	—	65,205	—
Restructuring	123	—	1,035	—
Total operating expenses	119,047	129,680	421,478	394,084
Operating loss	(56,149)	(92,585)	(263,090)	(293,905)
Other income, net:
Interest income	3,570	5,842	14,022	14,616
Interest expense	(2,777)	(2,821)	(8,365)	(8,513)
Other income (expense), net	520	335	(2,737)	220
Total other income, net	1,313	3,356	2,920	6,323
Loss from continuing operations before income tax provision	(54,836)	(89,229)	(260,170)	(287,582)
Income tax benefit (provision) on continuing operations	84	(12)	(192)	(155)
Loss from continuing operations, net of tax	(54,752)	(89,241)	(260,362)	(287,737)
(Loss) income from discontinued operations, net of tax	(59)	239,976	(919)	266,511
Net (loss) income	$(54,811)	$150,735	$(261,281)	$(21,226)

Per share data
Basic and diluted:
Net loss from continuing operations	$(0.70)	$(1.17)	$(3.36)	$(3.91)
Net income (loss) from discontinued operations	—	3.14	(0.01)	3.62
Net (loss) income per common share	$(0.70)	$1.97	$(3.37)	$(0.29)
Weighted average common shares outstanding	77,779,379	76,305,603	77,473,161	73,523,620
Comprehensive (loss) income:
Net (loss) income	$(54,811)	$150,735	$(261,281)	$(21,226)
Foreign currency translation (loss) gain	(803)	8	230	(728)
Unrealized gain (loss) on marketable debt securities	1,421	194	210	(18)
Comprehensive (loss) income	$(54,193)	$150,937	$(260,841)	$(21,972)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2024						Three Months Ended September 30, 2023
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - June 30	76,456,562	$8	$1,348,865	$(1,634)	$(1,332,092)	$15,147	74,971,807	$7	$1,306,517	$(3,855)	$(1,186,184)	$116,485
Share based compensation	—	—	7,729	—	—	7,729	—	—	11,775	—	—	11,775
Issuance of common stock under the equity incentive plan and proceeds from exercise	202,480	—	571	—	—	571	139,710	—	151	—	—	151
Employee stock purchase program purchase and expense	—	—	292	—	—	292	—	—	418	—	—	418
Exercise of pre-funded common stock warrants	1,250,000	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(803)	—	(803)	—	—	—	8	—	8
Unrealized gain on marketable debt securities	—	—	—	1,421	—	1,421	—	—	—	194	—	194
Net (loss) income	—	—	—	—	(54,811)	(54,811)	—	—	—	—	150,735	150,735
Balance - September 30	77,909,042	$8	$1,357,457	$(1,016)	$(1,386,903)	$(30,454)	75,111,517	$7	$1,318,861	$(3,653)	$(1,035,449)	$279,766
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(unaudited, in thousands, except share amounts)

	Nine Months Ended September 30, 2024						Nine Months Ended September 30, 2023
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	75,367,117	$7	$1,327,881	$(1,456)	$(1,125,622)	$200,810	64,290,570	$6	$1,059,975	$(2,907)	$(1,014,223)	$42,851
Share based compensation	—	—	26,763	—	—	26,763	—	—	36,273	—	—	36,273
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,052,425	1	571	—	—	572	960,657	—	3,240	—	—	3,240
Employee stock purchase program purchase and expense	239,500	—	2,242	—	—	2,242	156,540	—	3,545	—	—	3,545
Issuance of common stock, net of issuance costs of $12.6 million	—	—	—	—	—	—	9,703,750	1	191,198	—	—	191,199
Issuance of pre-funded common stock warrants, net of issuance costs of $1.6 million	—	—	—	—	—	—	—	—	24,630	—	—	24,630
Exercise of pre-funded common stock warrants	1,250,000	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	230	—	230	—	—	—	(728)	—	(728)
Unrealized gain (loss) on marketable debt securities	—	—	—	210	—	210	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(261,281)	(261,281)	—	—	—	—	(21,226)	(21,226)
Balance - September 30	77,909,042	$8	$1,357,457	$(1,016)	$(1,386,903)	$(30,454)	75,111,517	$7	$1,318,861	$(3,653)	$(1,035,449)	$279,766

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(261,281)	$(21,226)
Net (loss) income from discontinued operations	(919)	266,511
Net loss from continuing operations	(260,362)	(287,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,464	29,042
Share based compensation	27,699	36,102
In-process research and development	65,205	—
Other	5,022	(5,815)
Changes in operating assets and liabilities:
Accounts receivable	(4,017)	(3,295)
Inventory	(3,486)	(17,027)
Prepaid expenses and other current and non-current assets	(4,903)	(4,402)
Accounts payable	(18,573)	7,468
Accrued expenses	(38,794)	(3,903)
Deferred revenue, current and non-current	(5,557)	(10,200)
Other current and non-current liabilities	4,909	(1,217)
Net cash used in operating activities - continuing operations	(201,393)	(260,984)
Net cash (used in) provided by operating activities - discontinued operations	(362)	51,436
Net cash used in operating activities	(201,755)	(209,548)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	271,285	284,575
Purchase of marketable debt securities	—	(381,294)
Purchase of fixed assets	(82)	(643)
Purchase of intangible assets	(26,569)	(36,086)
Payment of milestone	(65,000)	—
Net cash provided by (used in) investing activities - continuing operations	179,634	(133,448)
Net cash provided by investing activities - discontinued operations	—	206,174
Net cash provided by investing activities	179,634	72,726
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(1,575)	(1,575)
Proceeds from the issuance of common stock, net of issuance costs	—	191,198
Proceeds from the issuance of pre-funded warrants, net of issuance costs	—	24,630
Proceeds from exercise of stock options	571	3,240
Proceeds from issuances under the employee stock purchase plan	1,307	2,258
Net cash provided by financing activities - continuing operations	303	219,751
Net cash used in financing activities - discontinued operations	—	(1,123)
Net cash provided by financing activities	303	218,628
Effect of exchange rate changes on cash	51	750
Net (decrease) increase in cash and cash equivalents	(21,767)	82,556
Cash and cash equivalents, beginning of year	58,176	61,688
Cash and cash equivalents, end of period	$36,409	$144,244
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
Approved Products:
FILSPARI® (sparsentan)
On September 5, 2024, the FDA granted full approval of FILSPARI® (sparsentan) to slow kidney function decline in adults with primary Immunoglobulin A nephropathy (IgAN) who are at risk of disease progression. FILSPARI is the only oral, once-daily, non-immunosuppressive medication that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression (endothelin-1 and angiotensin II).
FILSPARI had previously been granted accelerated approval in February 2023 based on the surrogate marker of proteinuria. Full approval is based on positive long-term confirmatory results from the PROTECT Study demonstrating that FILSPARI significantly slowed kidney function decline over two years compared to irbesartan. FILSPARI initially became commercially available in the U.S. in February 2023 under accelerated approval, and the Company is providing a comprehensive patient support program throughout the patient’s treatment journey.
In September 2021, the Company entered into a license and collaboration agreement with Vifor (International) Ltd. ("CSL Vifor"). In April 2024, the Company and CSL Vifor announced that the European Commission has granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The CMA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. The European Commission's decision follows the positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in February 2024, based on results from the pivotal Phase 3 PROTECT Study of FILSPARI in IgAN. Under the terms of the License Agreement, the Company will be entitled to receive a regulatory milestone payment of $17.5 million upon receipt of full regulatory approval by the European Commission for IgAN, and an additional milestone payment upon achievement of market access initiatives in certain countries. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, the Company and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g).
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
In September 2024, the Company announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause enables the Company to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. Patients currently enrolled in pegtibatinase studies continue to receive study medication from small scale batches which are unaffected by the scale-up process. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials they are participating in. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. The Company expects to further evaluate the necessary commercial process improvements to enable the continuation of the Phase 3 program.
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
The following table summarizes cost of goods sold for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold - product sales	$1,626	$1,289	$5,059	$3,842
Cost of goods sold - license and collaboration	—	—	132	3,044
Total cost of goods sold	$1,626	$1,289	$5,191	$6,886
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), the Company expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and nine months ended September 30, 2024 and 2023, sales of FILSPARI primarily consisted of zero-cost inventories. As of September 30, 2024, the Company had approximately $2.6 million of zero-cost inventory. The Company expects to continue to record zero cost of goods sold on the sale of previously expensed inventories through at least 2025. The Company began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
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
The Company currently has two Phase 2 clinical trials and four Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on all the factors set forth above and may fluctuate significantly from quarter to quarter.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at September 30, 2024 as such royalties are not yet probable and estimable.
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
Equity Securities
The Company applies the equity method of accounting for investments when it has significant influence, but no controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in joint steering committees and material intercompany transactions. The Company evaluates any basis difference between the carrying value and fair value of the Company's proportionate share of the investee's net assets. Basis differences relating to in-process research and development (IPR&D) are expensed when the investee is not considered a business as defined in ASC 805, Business Combinations, due to substantially all of the estimated fair value of the gross assets being concentrated in a group of similar IPR&D assets with no alternative future use. For the nine months ending September 30, 2024, the Company recognized $3.4 million in other expense in the Company's consolidated statements of operations for these basis adjustments. The equity method investment's carrying value was reduced to zero as the Company's proportionate share of the basis difference exceeded the carrying value.

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
In December 2023, the Company initiated a restructuring plan that resulted in a reduction of its workforce, primarily impacting non-field-based employees. One-time termination benefits include severance, continuation of health insurance coverage, and other benefits for a specified period of time. The Company estimated that it will incur a total of $12.0 million to $14.0 million in non-recurring charges in connection with the restructuring, of which the Company has recognized a total of $12.4 million as of September 30, 2024, including $0.1 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024 and December 31, 2023, the Company had accruals related to the restructuring of $0.4 million and $11.4 million, respectively, which is included in accrued expenses in the Consolidated Balance Sheets. Cash payments totaling $12.1 million were made related to the restructuring during 2024. The Company expects that it will incur and pay all remaining restructuring costs during 2024.
The following table sets forth a summary of changes in accrued restructuring costs for the nine months ended September 30, 2024 and 2023 (in thousands):

	Restructuring
	2024	2023
Liability balance at January 1,	$11,421	$—
Restructuring expenses	1,035	—
Payments	(12,132)	—
Foreign currency impact	34	—
Liability balance at September 30,	$358	$—
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosure. The FASB amended the guidance in ASC 280, Segment Reporting ("ASC 280"), to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. This new guidance is effective for public business entities for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company plans to adopt this new standard for its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. While this accounting standard will increase disclosures, it will not have a material impact on the Company's financial statements.
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

The Company sells FILSPARI to two direct-to-patient specialty pharmacies. The Company sells its tiopronin products to patients and pharmacies, with distribution facilitated through a single direct-to-patient distributor. Revenues from product sales are recognized in satisfaction of a single performance obligation when the customer obtains control of the Company’s product. For FILSPARI, sales are recognized upon delivery of the product to the specialty pharmacies. The Company receives payments from its FILSPARI sales based on terms that are generally 30 days from shipment of the product to the specialty pharmacy. For the Company's tiopronin products, product sales are recognized upon delivery to the patient. The Company receives payments from sales of its other products, primarily through third party payers, based on terms that generally are within 30 days of delivery of product to the patient. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the nine months ended September 30, 2024 and 2023, adjustments to net product revenue related to performance obligations satisfied in previous periods were $0.5 million and $0.4 million, respectively.
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
Other Fees: The Company pays service fees to certain customers based on a contractually fixed percentage of the wholesale acquisition cost (WAC) and fees for data. Other fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.
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
The following table summarizes net product sales for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
FILSPARI	$35,619	$8,044	$82,578	$14,509
Tiopronin products	25,382	25,888	70,583	73,112
Total net product sales	$61,001	$33,932	$153,161	$87,621

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
For the three and nine months ended September 30, 2024, the Company recognized $1.8 million and $5.1 million, respectively, in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs. For the three and nine months ended September 30, 2023, the Company recognized $3.2 million and $9.3 million, respectively, in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs. For the nine months ended September 30, 2023, the Company recognized an additional $3.3 million in license and collaboration revenue from the sale of active pharmaceutical ingredients to CSL Vifor at cost plus a margin.
Deferred revenue related to the clinical development activities as of September 30, 2024 was $3.8 million, with the total amount classified as current based upon amounts expected to be realized within the next year. As of December 31, 2023, deferred revenue related to the clinical development activities was $8.9 million, of which $7.1 million was classified as current. The Company estimates that the remainder of the deferred revenue balance will be fully realized by mid-2025.
For the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.1 million, respectively, in license and collaboration revenue for royalties earned on net sales of FILSPARI in the CSL Vifor Licensed Territories following the August 2024 launch.
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

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of September 30, 2024 and December 31, 2023 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Marketable debt securities:
Commercial paper	$—	$34,458
Corporate debt securities	193,468	368,323
Securities of government sponsored entities	47,562	105,894
Total available-for-sale marketable debt securities	$241,030	$508,675
The following is a summary of short-term marketable debt securities classified as available-for-sale as of September 30, 2024 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Corporate debt securities	Less than 1	$170,739	$663	$(18)	$171,384
Securities of government-sponsored entities	Less than 1	47,523	50	(11)	47,562
Total maturity less than 1 year		218,262	713	(29)	218,946
Corporate debt securities	1 to 2	21,815	269	—	22,084
Total maturity 1 to 2 years		21,815	269	—	22,084
Total available-for-sale marketable debt securities		$240,077	$982	$(29)	$241,030
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2023 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$34,450	$25	$(17)	$34,458
Corporate debt securities	Less than 1	133,463	29	(408)	133,084
Securities of government-sponsored entities	Less than 1	81,334	36	(274)	81,096
Total maturity less than 1 year		249,247	90	(699)	248,638
Corporate debt securities	1 to 2	233,969	1,444	(174)	235,239
Securities of government-sponsored entities	1 to 2	24,718	106	(26)	24,798
Total maturity 1 to 2 years		258,687	1,550	(200)	260,037
Total available-for-sale securities		$507,934	$1,640	$(899)	$508,675
For the three and nine months ended September 30, 2024 and 2023, realized gains and losses on marketable debt securities were immaterial. As of September 30, 2024 and December 31, 2023, the accrued interest receivable related to the Company's marketable debt securities was $2.5 million and $4.6 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of September 30, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$38,602	$18	$38,602	$18
Securities of government-sponsored entities	—	—	18,836	11	18,836	11
Total	$—	$—	$57,438	$29	$57,438	$29
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
As of September 30, 2024 and December 31, 2023, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $57.5 million and $269.7 million, respectively.
As of September 30, 2024 and December 31, 2023, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The decrease in unrealized losses for the nine months ended September 30, 2024 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

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
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The consolidated assets and liabilities as of September 30, 2024 and December 31, 2023 were immaterial. The results of operations were not significant for the three and nine months ended September 30, 2024 and 2023. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit or assets of the Company.
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
As of September 30, 2024, the carrying amount of the liabilities related to the Company’s variable interests was $8.3 million, recorded in other non-current liabilities in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as of September 30, 2024 is zero. The Company is not required to provide additional funding. The creditors have no recourse to the general credit or assets of the Company.

NOTE 7.  LEASES
As of September 30, 2024, the Company had two operating leases, including one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established ROU assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total ROU asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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

The following is a schedule of the future minimum rental commitments for the Company's operating leases reconciled to the lease liability and ROU asset as of September 30, 2024 (in thousands):

September 30, 2024
2024 (remaining three months)	$1,648
2025	6,673
2026	6,889
2027	7,064
2028	4,781
Total undiscounted future minimum payments	27,055
Present value discount	(3,177)
Total lease liability	23,878
Unamortized lease incentives	(3,853)
Cash payments in excess of straight-line lease expense	(4,363)
Total ROU asset	$15,662

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term in years	3.9	4.7
Weighted-average discount rate	6.48%	6.48%
For the three and nine months ended September 30, 2024, the Company recorded $1.3 million and $3.7 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances. For the three and nine months ended September 30, 2023, the Company recorded $1.2 million and $3.7 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of September 30, 2024, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $66.0 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $272.8 million. As of December 31, 2023, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $58.3 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $212.1 million. The fair values were estimated utilizing market quotations and are considered Level 2.
The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2024 (in thousands):

	As of September 30, 2024
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$36,409	$36,409	$—	$—
Marketable debt securities, available-for-sale	241,030	—	241,030	—
Total	$277,439	$36,409	$241,030	$—

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

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through September 30, 2024 the Company has capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement, including $5.8 million for the nine months ended September 30, 2024. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and Bristol-Myers Squibb Company ("BMS")) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three and nine months ended September 30, 2024, the Company capitalized $5.4 million and $12.4 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI. The cost of the milestone payments and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033.
The following table sets forth amortizable intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Finite-lived intangible assets	$212,866	$183,037
Less: accumulated amortization	(109,408)	(79,347)
Net carrying value	$103,458	$103,690
As of September 30, 2024 and December 31, 2023, the Company had goodwill of $0.8 million.
The following table summarizes amortization expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$—	$2,447	$—	$7,261
Selling, general and administrative	10,812	8,461	30,061	20,097
Total amortization expense	$10,812	$10,908	$30,061	$27,358

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	September 30, 2024	December 31, 2023
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	68,904	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(6,293)	(7,348)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(305)	(543)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$378,556	$377,263
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At September 30, 2024, accrued interest on the 2029 Notes of $0.6 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At September 30, 2024, accrued interest of $0.1 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt on its Consolidated Statements of Operations for the nine months ended September 30, 2023, which includes the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of September 30, 2024 was $68.9 million.
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
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at September 30, 2024.
The 2025 and 2029 Notes are classified on the Company's Consolidated Balance Sheets at September 30, 2024 as short-term and long-tern convertible debt, respectively.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$2,210	$2,210	$6,629	$6,629
Amortization of debt issuance costs	432	430	1,293	1,288
Total interest expense for the 2025 and 2029 Notes	$2,642	$2,640	$7,922	$7,917
Total interest expense recognized for the three and nine months ended September 30, 2024 was $2.8 million and $8.4 million, respectively. Total interest expense recognized for the three and nine months ended September 30, 2023 was $2.8 million and $8.5 million, respectively.

NOTE 11. ACCRUED EXPENSES
Accrued expenses at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Compensation related costs	$28,295	$29,908
Research and development	17,065	26,006
Accrued royalties	10,168	6,991
Sales discounts, rebates, and allowances	9,920	13,730
Selling, general and administrative	7,607	7,190
French rebate accrual	6,292	5,377
Transition services accrual	1,239	12,282
Accrued restructuring costs	358	11,421
Miscellaneous accrued expenses	2,972	6,086
Total accrued expenses	$83,916	$118,991

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
As discussed in Note 17, as part of its February 2023 underwritten public offering, the Company issued and sold pre-funded warrants to purchase 1.25 million shares of its common stock at a price to the public of $20.9999 per pre-funded warrant. The pre-funded warrants were immediately exercisable upon issuance, and were exercised in the third quarter of 2024, resulting in the issuance of 1.25 million shares of the Company's common stock. Due to the nominal exercise price of the pre-funded warrants and the lack of any contingencies to exercise, the shares underlying the pre-funded warrants have been included in the calculation of basic net loss per common share since the date the warrants were issued.
The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, and shares issuable upon conversion of the 2025 Notes and 2029 Notes, are considered to be common stock equivalents and are not included in the calculation of diluted net loss per share because their effect is anti-dilutive.
Basic and diluted net income (loss) per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended September 30,
	2024			2023
	Shares	Net Income (loss)	EPS	Shares	Net Income (loss)	EPS
Continuing operations	77,779,379	$(54,752)	$(0.70)	76,305,603	$(89,241)	$(1.17)
Discontinued operations	77,779,379	(59)	—	76,305,603	239,976	3.14
Basic and diluted loss per share	77,779,379	$(54,811)	$(0.70)	76,305,603	$150,735	$1.97

	Nine Months Ended September 30,
	2024			2023
	Shares	Net Income (loss)	EPS	Shares	Net Income (loss)	EPS
Continuing operations	77,473,161	$(260,362)	$(3.36)	73,523,620	$(287,737)	$(3.91)
Discontinued operations	77,473,161	(919)	(0.01)	73,523,620	266,511	3.62
Basic and diluted loss per share	77,473,161	$(261,281)	$(3.37)	73,523,620	$(21,226)	$(0.29)

The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible debt	11,697,953	11,697,952	11,697,953	11,697,952
Options	10,235,428	10,533,703	10,759,644	10,600,069
Restricted stock	3,809,142	3,504,350	3,828,261	3,482,829
Total anti-dilutive shares	25,742,523	25,736,005	26,285,858	25,780,850

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
Substantially all of the value of the assets acquired was concentrated within pegtibatinase, and as of the acquisition date, the Company did not anticipate any economic benefit to be derived from pegtibatinase other than the primary indication. Accordingly, the transaction was treated as an asset acquisition with amounts charged to IPR&D expense on the date of acquisition.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	10,211,353	$21.52	4.91	$—
Granted	1,524,300	8.63	—	—
Exercised	(52,000)	10.99	—	159,600
Forfeited/canceled	(1,920,196)	19.68	—	—
Outstanding at September 30, 2024	9,763,457	$19.92	5.50	$299,450
Vested and expected to vest at September 30, 2024	9,763,457	$19.92	5.50	$299,450
At September 30, 2024, unamortized stock compensation for stock options was $19.7 million, with a remaining weighted-average recognition period of 2.5 years.

At September 30, 2024, outstanding options to purchase 7.2 million shares of common stock were exercisable with a weighted-average exercise price per share of $21.61. During the nine months ended September 30, 2024, the Company had forfeitures of 1.9 million shares due to a combination of employee turnover, the December 2023 reorganization and the August 2023 divestiture of the bile acid business.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the nine months ended September 30, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	2,874,046	$22.97
Granted	2,040,625	8.90
Vested	(934,175)	23.11
Forfeited/canceled	(372,070)	19.1
Unvested at September 30, 2024	3,608,426	$15.38
At September 30, 2024, unamortized stock compensation for service based restricted stock units was $41.4 million, with a remaining weighted-average recognition period of 2.5 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the nine months ended September 30, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	175,458	$25.61
Granted	107,000	8.93
Vested	—	—
Forfeited/canceled	(66,250)	22.40
Unvested at September 30, 2024	216,208	$18.34
At September 30, 2024, unamortized stock compensation for performance based restricted stock units was $1.3 million, with a remaining weighted-average recognition period of 1.2 years.
Share-Based Compensation
Total share-based compensation presented in the Consolidated Statements of Stockholders' Equity includes both continuing operations and discontinued operations. The following table sets forth share-based compensation for continuing operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,321	$4,372	$10,752	$13,372
Selling, general and administrative	4,700	6,949	16,946	22,730
Total share-based compensation	$8,021	$11,321	$27,698	$36,102

NOTE 15. INVENTORY
Inventory consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$33,129	$33,790
Work in process	5,560	4,727
Finished goods	4,189	2,387
Total inventory	$42,878	$40,904
Classified as:
Inventory	$6,356	$9,410
Long-term inventory	36,522	31,494
Total inventory	$42,878	$40,904
The balance classified as long-term inventory consists of raw materials and work in process for FILSPARI as of September 30, 2024 and December 31, 2023. The balance classified as long-term inventory as of September 30, 2024 also consists of raw materials and finished goods for tiopronin products. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption. Such inventories are classified as long-term.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $25.2 million and $21.2 million at September 30, 2024 and December 31, 2023, respectively. The total reserves for both periods were immaterial.
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
The pre-funded warrants were classified as a component of permanent stockholders' equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company's common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sale price approximated their fair value, and allocated the aggregate net proceeds from the sale proportionately to the common stock and prefunded warrants, including approximately $24.6 million allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. The pre-funded warrants were exercised in the third quarter of 2024, resulting in the issuance of 1.25 million shares of the Company's common stock.
At-the-Market Equity Offering
In February 2020, the Company entered into an Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Of the $100.0 million originally authorized for sale under the ATM Agreement, approximately $28.6 million were sold under the Company’s prior registration statement on Form S-3 (Registration No. 333-227182)(the "Prior Registration Statement"). An additional $51.9 million were sold under the Company's prior registration statement on Form S-3 (Registration Statement No. 333-259311), which included $20.1 million in the year ended December 31, 2022. The Company did not sell any shares under the ATM Agreement during the year ended December 31, 2023 or during the nine months ended September 30, 2024. The offering pursuant to the ATM Agreement terminated upon the expiration of the Prior Registration Statement on September 3, 2024.

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
The Company and Mirum have also entered into a transition services agreement ("TSA") pursuant to which the Company has agreed to perform certain services for a period of time following the Closing, with respect to Mirum’s use and operation of the assets purchased in the Purchase Agreement. The TSA is designed to ensure and facilitate an orderly transfer of business operations, and the consideration to be received by the Company primarily consists of cost reimbursement. For the three and nine months ended September 30, 2024, the Company recognized less than $0.1 million and $0.5 million, respectively, under the TSA, included in continuing operations within other income (expense), net. The uncollected balance is included in accounts receivable of the Consolidated Balance Sheets. As part of the TSA, the Company is collecting certain receivables related to purchased assets for a period of time and remitting them to Mirum. The transition services accrual as of September 30, 2024 was $1.2 million, and is included in accrued expenses in the accompanying Consolidated Balance Sheets. TSA services provided by the Company are substantially complete as of September 30, 2024.
The Company determined that the divestiture represents a strategic shift that will have a major effect on the Company's operations and financial results, and has therefore reflected the bile acid business as a discontinued operation for all periods presented.
Results of discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net product sales	$(103)	$12,592	$(554)	$66,198
Total revenue	(103)	12,592	(554)	66,198
Operating expenses:
Cost of goods sold	—	381	(10)	1,899
Research and development	13	1,491	247	6,161
Selling, general and administrative	(57)	5,723	128	17,851
Change in fair value of contingent consideration	—	(9,069)	—	(473)
Total operating expenses	(44)	(1,474)	365	25,438
Operating (loss) income	(59)	14,066	(919)	40,760
Other income (expenses), net:
Interest expense	—	(32)	—	(191)
Gain on disposal of discontinued operations, net of tax	—	225,942	—	225,942
Total other expense, net	—	225,910	—	225,751
Net (loss) income from discontinued operations	$(59)	$239,976	$(919)	$266,511
The Company held no assets or liabilities of discontinued operations as of September 30, 2024 and December 31, 2023.

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

1
On September 5, 2024, the FDA granted full approval of FILSPARI® (sparsentan) to slow kidney function decline in adults with primary IgAN who are at risk of disease progression. FILSPARI had previously been granted accelerated approval in February 2023.

2	On May 1, 2023, we announced topline primary efficacy results from the pivotal Phase 3 DUPLEX Study, as described below.
3	In September 2024, we voluntarily paused enrollment in the Phase 3 HARMONY Study, as described below.
FILSPARI® (sparsentan)
On September 5, 2024, the FDA granted full approval of FILSPARI® (sparsentan) to slow kidney function decline in adults with primary Immunoglobulin A nephropathy (IgAN) who are at risk of disease progression. FILSPARI had previously been granted accelerated approval in February 2023 based on the surrogate marker of proteinuria. Full approval is based on positive long-term confirmatory results from the PROTECT Study demonstrating that FILSPARI significantly slowed kidney function decline over two years compared to irbesartan. FILSPARI initially became commercially available in the U.S. in February 2023 under accelerated approval, and we are providing a comprehensive patient support program throughout the patient’s treatment journey.
FILSPARI is the only oral, once-daily, non-immunosuppressive medication that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression (endothelin-1 and angiotensin II).
The two-year efficacy data contained in the FDA-approved label is a modified intention to treat (ITT) analysis, and as preferred by the FDA, evaluates data from all patients regardless of treatment discontinuation. In the final analysis of the 404 randomized patients, FILSPARI significantly reduced the rate of decline in kidney function from baseline to Week 110 compared to irbesartan. In the ITT analysis included in the label, the mean eGFR slope from baseline to Week 110 was -3.0 mL/min/1.73 m2/year for FILSPARI and -4.2 mL/min/1.73 m2/year for irbesartan, corresponding to a statistically significant treatment effect of 1.2 mL/ min/1.73 m2/year (p=0.0168). The positive treatment effects on proteinuria compared to the active control irbesartan that were observed at Week 36 were durable out to the two-year measurement period. Additional results from the PROTECT Study demonstrated the benefit of FILSPARI on absolute eGFR accrued over time and by Week 110 resulted in a 3.8 mL/min/1.73 m2 difference in the mean change from baseline between FILSPARI and irbesartan.
Results from the PROTECT Study showed that FILSPARI was well tolerated with a clearly defined safety profile that has been consistent across all clinical trials conducted to date.
FILSPARI is a dual endothelin angiotensin receptor antagonist (DEARA). Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. Sparsentan has been granted Orphan Drug Designation for the treatment of IgAN in the U.S. and the European Economic Area countries (the “EEA”) and FILSPARI has been granted seven years of Orphan Drug Exclusivity in the U.S. (running from the date of accelerated approval) for the reduction of proteinuria in adults with primary IgAN at risk of rapid disease progression, and has been granted a separate seven years of Orphan Drug Exclusivity in the U.S. (running from the date of full approval) to slow kidney function decline in adults with primary IgAN who are at risk for disease progression, excluding the use provided for in the aforementioned Orphan Drug Exclusivity granted in connection with the accelerated approval.
IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of up to 150,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to kidney failure within 15 years. FILSPARI is the first and only oral, once-daily, non-immunosuppressive therapy approved for this condition that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression (endothelin-1 and angiotensin II). We estimate over 70,000 patients in the United States to be addressable under FILSPARI's full approval indication.
Data to support the approval of FILSPARI was generated from the Phase 3 PROTECT Study, the largest head-to-head interventional study to date in IgAN. It is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial that evaluated the safety and efficacy of 400mg of sparsentan, compared to 300mg of irbesartan, in 404 patients ages 18 years and up with IgAN and persistent proteinuria despite available ACE or ARB therapy, and is currently ongoing in the open label extension phase of the study.
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
FILSPARI is available only through a risk evaluation and mitigation strategy (REMS) approved by the FDA, regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for other approved endothelin antagonists, and a REMS for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. As part of the liver monitoring REMS, monthly monitoring of each patient is required for the first year the patient is on treatment, and quarterly thereafter. Following engagement with the FDA, the Company has submitted an sNDA for a potential modification to the liver-monitoring REMS.
In April 2024, we and our partner CSL Vifor announced that the European Commission has granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The CMA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. The European Commission's decision follows the positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in February 2024, based on results from the pivotal Phase 3 PROTECT Study of FILSPARI in IgAN. Under the terms of our license agreement with CSL Vifor, we will be entitled to receive a regulatory milestone payment of $17.5 million upon receipt of full regulatory approval by the European Commission for IgAN, and we anticipate receiving an additional milestone payment upon achievement of market access initiatives in certain countries. CSL Vifor submitted an application for full regulatory approval in the second quarter of 2024. The decision on full regulatory approval, if positive, will convert the CMA to a standard Marketing Authorization (“MA”). FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, we and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g).
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
In December 2023, we announced that we completed our planned Type C meeting with the FDA to discuss results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. The FDA acknowledged the work being done by the larger nephrology community to better understand proteinuria and eGFR as endpoints in clinical trials of FSGS and indicated a willingness to continue to engage with us on a potential path forward for sparsentan in FSGS following our consideration of additional evidence. Subsequently, a collaborative international effort referred to as the PARASOL project was initiated with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. The PARASOL project is led by several patient advocacy organizations focused on glomerular diseases, with participation from regulators and industry representatives. Following the recent PARASOL public workshop in which a multi-stakeholder group of rare kidney disease experts aligned around a potential proteinuria-based clinical trial endpoint for FSGS, we have scheduled a Type C meeting with the FDA to discuss a potential regulatory pathway for a sparsentan FSGS indication.
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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause enables us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. Patients currently enrolled in pegtibatinase studies continue to receive study medication from small scale batches which are unaffected by the scale-up process. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials they are participating in. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. We expect to further evaluate the necessary commercial process improvements to enable the continuation of the Phase 3 program and anticipate the earliest date to restart enrollment in the Phase 3 HARMONY Study will be in 2026.
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
In May 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted our sales, and these or additional generic versions of either formulation could have a material adverse impact on sales. As of September 30, 2024, the FDA has approved four generic options of Thiola EC (100mg and 300mg). As of September 30, 2024, four generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and three have become available. Accordingly, Thiola EC is subject to generic competition.
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
Strategic Reorganization
In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring adjustments are expected to result in an estimated annualized savings of approximately $25.0 million beginning in 2024, and an estimated non-recurring charge of approximately $12.0 million to $14.0 million in connection with the restructuring, of which we have recognized a total of $12.4 million as of September 30, 2024, including $0.1 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. We expect that we will incur the remaining estimated restructuring costs during the remainder of 2024.

Results of Operations
Results of operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Unless noted otherwise, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.
Revenue
The following table provides information regarding net product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
FILSPARI	$35,619	$8,044	$27,575	$82,578	$14,509	$68,069
Tiopronin products	25,382	25,888	(506)	70,583	73,112	(2,529)
Total net product revenues	61,001	33,932	27,069	153,161	87,621	65,540
License and collaboration revenue	1,897	3,163	(1,266)	5,227	12,558	(7,331)
Total revenue	$62,898	$37,095	$25,803	$158,388	$100,179	$58,209
Net product sales
The increase in total net product revenues for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to growth in sales of FILSPARI, including a full nine months of sales in 2024, following the February 2023 launch.
License and collaboration revenue
The decrease in license and collaboration revenue for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to a $1.4 million decrease in collaboration revenue associated with the CSL Vifor License Agreement, which is derived from the performance of clinical development activities and based upon the ratio of costs incurred to total estimated costs, offset by $0.1 million in license and collaboration revenue for royalties earned in 2024 on net sales of FILSPARI in the CSL Vifor Licensed Territories following the August 2024 launch. The decrease in license and collaboration revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a $4.2 million decrease in collaboration revenue associated with the CSL Vifor License Agreement as derived from the performance of clinical development activities and based upon the ratio of costs incurred to total estimated costs, and the $3.3 million sale of active pharmaceutical ingredient to CSL Vifor in March 2023, at cost plus a margin. We estimate that the remainder of the deferred revenue balance associated with these clinical development activities will be fully realized by mid-2025.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Cost of goods sold - product sales	$1,626	$1,289	$337	$5,059	$3,842	$1,217
Cost of goods sold - license and collaboration	—	—	—	132	3,044	(2,912)
Total cost of goods sold	1,626	1,289	337	5,191	6,886	(1,695)
Research and development	51,679	60,590	(8,911)	155,429	185,244	(29,815)
Selling, general and administrative	65,619	67,801	(2,182)	194,618	201,954	(7,336)
In-process research and development	—	—	—	65,205	—	65,205
Restructuring	123	—	123	1,035	—	1,035
Total operating expenses	$119,047	$129,680	$(10,633)	$421,478	$394,084	$27,394
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and nine months ended September 30, 2024 and 2023, sales of FILSPARI primarily consisted of zero-cost inventories, and therefore cost of goods sold did not increase proportionally to the increase in product sales. As of September 30, 2024, we had $2.6 million of zero-cost inventory remaining. We expect to continue to record zero cost of goods sold on the sale of previously expensed inventories through at least 2025. We began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.

For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, our cost of goods sold - license and collaboration decreased by $2.9 million, primarily due to the sale of active pharmaceutical ingredients to CSL Vifor in the first quarter of 2023.
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
We currently have two Phase 2 clinical trials and four Phase 3 clinical trials in process that are in various stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on the all the factors set forth above and may fluctuate significantly from quarter to quarter and year to year.
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
The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
External service provider costs:
Sparsentan	$14,525	$25,185	$(10,660)	$44,204	$68,370	$(24,166)
Pegtibatinase	16,789	9,919	6,870	44,331	38,590	5,741
General and other product candidates	3,582	4,728	(1,146)	12,416	12,954	(538)
Total external service provider costs	34,896	39,832	(4,936)	100,951	119,914	(18,963)
Internal personnel costs	16,783	20,758	(3,975)	54,478	65,330	(10,852)
Total research and development	$51,679	$60,590	$(8,911)	$155,429	$185,244	$(29,815)
For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, our research and development expenses decreased by $8.9 million and $29.8 million, respectively. Internal personnel costs to support all programs decreased by $4.0 million and $10.9 million, respectively, primarily as a result of our restructuring initiatives. External service provider costs decreased by $4.9 million and $19.0 million, respectively, which was largely driven by a decrease in costs associated with the development of sparsentan as our Phase 3 programs advance towards completion, offset by an increase in costs associated with the development of pegtibatinase following the December 2023 initiation of the Phase 3 HARMONY Study. In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study to enable us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. As a result of this pause, certain previously planned investments related to clinical enrollment in HARMONY and large-scale production are expected to be delayed beyond 2025. Together with the expected decline in costs associated with the development of sparsentan as the Phase 3 programs advance towards completion, we expect that research and development expenses will be reduced in 2025 compared to 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, our selling, general and administrative expenses decreased by $2.2 million and $7.3 million, respectively, primarily as a result of the restructuring and other cost saving initiatives.
IPR&D expense
In March 2024, we recognized $65.2 million in in-process research and development (IPR&D) expense upon the achievement of a development milestone associated with our treatment candidate pegtibatinase, which we acquired as part of the November 2020 acquisition of Orphan Technologies Limited.
Restructuring expenses
In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring adjustments were expected to result in an estimated non-recurring charge of approximately $12.0 million to $14.0 million, the majority of which was recognized in the fourth quarter of 2023. Of the $12.4 million recognized to date, $0.1 million and $1.0 million was recognized during the three and nine months ended September 30, 2024, respectively. We expect that we will incur the remaining estimated restructuring costs during 2024.

Other Income/Expenses
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Interest income	$3,570	$5,842	$(2,272)	$14,022	$14,616	$(594)
Interest expense	(2,777)	(2,821)	44	(8,365)	(8,513)	148
Other income (expense), net	520	335	185	(2,737)	220	(2,957)
Total other income, net	$1,313	$3,356	$(2,043)	$2,920	$6,323	$(3,403)
The change in our total other income, net for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, is partly attributable to changes in interest income, driven by a decrease in the overall balance of interest-bearing security investments held along with fluctuations in short-term interest rates on those investments. For the nine months ended September 30, 2024, we recognized $3.4 million in other expense in connection with our equity investment in Renalys, for basis adjustments related to the IPR&D as measured at inception.
Discontinued Operations
Results of discontinued operations are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
(Loss) income from discontinued operations, net of tax	$(59)	$239,976	$(240,035)	$(919)	$266,511	$(267,430)
The change in net (loss) income from discontinued operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 is due to the August 2023 divestiture of our bile acid business, which resulted in a gain, net of tax, of $226.0 million.
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
We had the following balances at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$36,409	$58,176
Marketable debt securities, at fair value	$241,030	$508,675
Convertible debt	$378,556	$377,263
Accumulated deficit	$(1,386,903)	$(1,125,622)
Stockholders' (deficit) equity	$(30,454)	$200,810
Net working capital*	$134,702	$438,867
Net working capital ratio**	1.71	3.47
* Current assets less current liabilities. **Current assets divided by current liabilities.

As of September 30, 2024, we had cash and cash equivalents of $36.4 million and available-for-sale marketable debt securities of $241.0 million. Substantial sources of funds since the beginning of 2023, as summarized further below, include an upfront cash payment of $210.0 million in connection with the sale of our bile acid product portfolio, and net proceeds of $215.8 million from an underwritten public offering of our common stock and pre-funded warrants to purchase our common stock.
Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, anticipated milestone payments, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the launch of FILSPARI and the repayment of principal on the outstanding 2025 Notes, which mature on September 15, 2025. Sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, and certain earned and potential milestone payments. We anticipate achieving milestones with FILSPARI that will result in us receiving payments of approximately $17.5 million during the next 12 months.
Beyond the next 12 months and over the foreseeable future, our known commitments and potential financial obligations will likely include ongoing operations funding, operating lease payments, interest payments on our outstanding debt, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, milestone and royalty payments associated with FILSPARI, pegtibatinase, and other developmental programs based upon the achievement of certain agreement-specific criteria, along with sales-based royalties and the repayment of principal on the outstanding 2029 Notes, which mature on September 1, 2029. Potential sources of cash over this time horizon may include net revenues from sales of our existing products and, if commercialized, our pipeline products, licensing revenue, the sale or maturity of marketable debt securities in our investment portfolio, the refinancing of all or a portion of our debt, on or before maturity, or the issuance of additional debt or equity. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may not be able to successfully conduct financing or refinancing activity on favorable terms or at all.
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
We have earned $0.1 million in royalties on net sales of FILSPARI in the CSL Vifor Licensed Territories since the August 2024 launch.
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
Equity Offerings
2023 Underwritten Public Offering of Common Stock
In February 2023, we sold an aggregate of approximately 9.7 million shares of our common stock and pre-funded warrants to purchase 1.25 million shares of our common stock in an underwritten public offering, at a price to the public of $21.00 per share of common stock and $20.9999 per prefunded warrant. The pre-funded warrants are exercisable immediately, subject to certain beneficial ownership limitations which can be modified by the respective holders with at least 61 days' notice, and are exercisable for one share of our common stock. The exercise price of each pre-funded warrant is $0.0001 per share of common stock. The net proceeds to us from the offering, after deducting the underwriting discounts and offering expenses, were approximately $215.8 million. The pre-funded warrants were exercised in September 2024, resulting in the issuance of 1.25 million shares of the Company's common stock.
At-the-Market Equity Offering
On October 31, 2024, we entered into an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock, pursuant to a prospectus or a prospectus supplement under an effective registration statement on Form S-3 that we may file and that relates to an "at-the-market offering" of our common stock pursuant to the ATM Agreement.

Operating Leases
Future Minimum Rental Commitments
As of September 30, 2024, we have future minimum rental commitments totaling $27.1 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through September 30, 2024, we have paid $47.2 million for contractual milestones achieved under the Ligand License Agreement, which includes a $23.0 million milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) in March 2023 that was triggered upon the accelerated approval of FILSPARI in February 2023, and a $5.8 million regulatory milestone in the second quarter of 2024. Following commercialization of sparsentan or any products containing related compounds, we will be obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of all such products, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the three and nine months ended September 30, 2024, we capitalized $5.4 million and $12.4 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI.
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

French Rebate Accrual
In October 2021, our distributor in France for our previously marketed product Kolbam informed us that they had received a notice that the price previously paid for Kolbam during its period on the market in France had been recalculated by the agency responsible for pharmaceutical pricing in France. In October 2024, we received an invoice from the government authority in the amount of $6.3 million (€5.6 million) that will be paid during November 2024. We have appealed the pricing decision and will pursue an appeal of the amount owed with the Competent Administrative Court. As of September 30, 2024 and December 31, 2023, $6.3 million and $5.4 million, respectively, were recorded in Accrued Expenses in the Consolidated Balance Sheets.
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
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement (collectively, the "2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. On March 11, 2022, coinciding with the issuance of the 2029 Notes, we completed our repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of September 30, 2024 was $68.9 million. The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
Funding Requirements
We believe that our available cash and short-term investments as of the date of this filing will be sufficient to fund our anticipated level of operations beyond the next 12 months from the date of this filing. We expect to use cash flows from operations and, when necessary, outside financings, to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we cannot control. Factors that may affect financing requirements include, but are not limited to:
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
•our ability to successfully commercialize FILSPARI for the treatment of IgAN, and to obtain regulatory approval for, and successfully commercialize, sparsentan for FSGS and our other or future product candidates;
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

Cash Flows from Continuing Operations
Cash Flows from Operating Activities
Cash used in operating activities from continuing operations for the nine months ended September 30, 2024 was $201.4 million compared to cash used of $261.0 million for the nine months ended September 30, 2023. The decrease in cash used was due to a decrease in operational spending as a result of the restructuring plan initiated in December 2023.
Cash Flows from Investing Activities
Cash provided by investing activities from continuing operations for the nine months ended September 30, 2024 was $179.6 million compared to cash used of $133.4 million for the nine months ended September 30, 2023. The change was due to a decrease in net purchases of marketable debt securities, offset by a $65.0 million payment to Orphan in the second quarter of 2024 following the achievement of a development milestone.
Cash Flows from Financing Activities
Cash provided by financing activities from continuing operations for the nine months ended September 30, 2024 was $0.3 million compared to cash provided of $219.8 million for the nine months ended September 30, 2023. The change was due to the March 2023 issuance of common stock and pre-funded warrants through an underwritten public offering that provided $215.8 million.
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of September 30, 2024, we had cash equivalents and marketable debt securities of approximately $277.4 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $1.2 million impact on the fair value of our investments.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Commercialization of Our Products
Our future prospects are highly dependent upon our ability to successfully develop and execute commercialization strategies for our products, including FILSPARI, and to attain market acceptance among physicians, patients and healthcare payers.*
Our ability to generate significant product revenues and to achieve commercial success in the near-term will depend almost entirely on our ability to successfully commercialize our products in the United States, including FILSPARI (sparsentan) to slow kidney function decline in adults with primary IgAN who are at risk of disease progression, which was granted full approval by the FDA in September 2024. FILSPARI had previously been granted accelerated approval in February 2023 based on the surrogate marker of proteinuria. As a product for a rare disease that had no previously-approved non-immunosuppressive treatment, the successful launch and commercialization of FILSPARI is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. While we have established our commercial team and U.S. sales force, we will need to continue to train and further develop the team in order to successfully coordinate the ongoing launch and commercialization of FILSPARI in the United States. There are many factors that could cause the launch and commercialization of FILSPARI to be unsuccessful, including a number of factors that are outside our control. Because no non-immunosuppressive product had previously been approved by the FDA for the treatment of IgAN, it is difficult to estimate FILSPARI’s market potential or the time it will take to increase patient and physician awareness of FILSPARI and change current treatment paradigms.
The commercial success of FILSPARI depends on the extent to which patients and physicians accept and adopt FILSPARI for IgAN patients. For example, if the addressable patient population suffering from primary IgAN is smaller than we estimate, if it proves difficult to educate physicians as to the availability and potential benefits of FILSPARI, or if physicians are unwilling to prescribe or patients are unwilling to take FILSPARI, the commercial potential of FILSPARI will be limited. We also do not know how physicians, patients and payers will respond to the pricing of FILSPARI, the updated, full approval label, clinical practice guidelines and any future changes thereto, and any future publications in an evolving treatment landscape. Physicians may not prescribe FILSPARI and patients may be unwilling to use FILSPARI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of FILSPARI. If the launch or commercialization of FILSPARI is unsuccessful or perceived as disappointing, the price of our common stock could decline significantly and long-term success of the product and our company could be harmed.
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
In October 2022, our licensor, Mission Pharmacal Company, was granted a patent covering the treatment of cystinuria by administering Thiola EC with food (US Patent No. 11,458,104, “the ‘104 patent”) and listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the "Orange Book"). Following Mission’s listing of the '104 patent in the Orange Book, and as of December 31, 2023, Mission has received three paragraph IV notice letters from three generic manufacturers notifying Mission that each has filed an ANDA seeking approval of a proposed generic version of Thiola EC (tiopronin) 100mg and 300mg oral tablets before expiration of the '104 patent and asserting that the '104 patent is not infringed and/or is invalid, with each such ANDA having been filed prior to the granting and listing of the ‘104 patent. Under our agreement with Mission, we have the right to enforce the '104 patent. We and Mission entered into agreements with each of the two Paragraph IV filers that had received approval by the FDA in order to settle patent invalidity and infringement disputes related to the '104 patent and providing for a license entry date of April 1, 2026 for their generic versions of Thiola EC (100mg and 300mg), or earlier under certain circumstances. As of September 30, 2024, four generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and three have become available. Accordingly, Thiola EC is subject to generic competition.
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
In addition, certain governmental authorities may conduct reviews of reimbursement previously provided and assert for various reasons that amounts need to be repaid. For example, in October 2021 our distributor/exploitant in France for our previously marketed product Kolbam (which has since been divested) informed us that they had received a notice that the price previously paid for Kolbam during its period on the market in France had been recalculated by the agency responsible for pharmaceutical pricing in France. Such notice was confirmed by a decision in October 2023, asserting percentages of our turnover owed for repayment. In April 2024, we filed an appeal with the Competent Administrative Court regarding this matter. In October 2024, we received an invoice from the government authority for approximately €5.6 million (approximately $6.3 million). We expect to pay this amount while we pursue an appeal of the decision and the amount owed. While we cannot predict the amount that we may ultimately need to repay following ongoing review and future potential appeal proceedings, from 2015 through 2020, the period during which we had sales of Kolbam in France, our aggregate revenues from sales of Kolbam in France attributable to all purchasers/payers were approximately $8 million. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels or subject to re-assessment and recoupment procedures, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business may suffer.
We may not be able to rely on orphan drug exclusivity for our products.*
Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs, providing eligibility for orphan drug exclusivity upon regulatory approval if certain jurisdictional-specific conditions are met. For example, FILSPARI has been granted orphan drug designation for the treatment of IgAN and has been awarded seven years of orphan drug exclusivity in the United States (running from the date of accelerated approval) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, and has been granted a separate seven years of Orphan Drug Exclusivity in the U.S. (running from the date of full approval) to slow kidney function decline in adults with primary IgAN who are at risk for disease progression, excluding the use provided for in the aforementioned Orphan Drug Exclusivity granted in connection with the accelerated approval. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug designation in the United States and the EU for sparsentan for the treatment of IgAN and FSGS and for pegtibatinase for the treatment of HCU, we may not be able to maintain it in the EU and the orphan drug designation may not result in orphan drug exclusivity in the United States for FSGS or the EU if approved. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
Guidelines and recommendations published by various organizations may impact the use of our products.*
Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, industry groups, practice management groups, insurance carriers, physicians, private foundations and other organizations involved in various diseases or conditions from time to time may also publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. Recommendations by government agencies or those other groups/organizations may relate to such matters as clinical guidelines, usage and reimbursement of our products by government and private payers. Recommendations or guidelines that are followed by patients, healthcare providers and payers could impact the use of our products in positive or negative ways. In addition, recommendations or guidelines may not be followed by patients, healthcare providers or payors, and thus any such positive recommendations or guidelines may not have a positive impact on the use of our products. Any such recommendations or guidelines may be updated over time as the treatment landscape evolves, and future changes to guidelines or recommendations could have a material adverse impact on the use of our products. Any recommendations or guidelines, or changes thereto, that result in decreased use or reimbursement of our products could materially and adversely affect our product sales, business and operating results.
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
For example, in our pivotal Phase 3 DUPLEX Study of sparsentan in FSGS, although we achieved the pre-specified interim FSGS partial remission of proteinuria endpoint after 36 weeks of treatment, the study did not achieve the primary efficacy eGFR slope endpoint over 108 weeks of treatment. While we plan to continue to engage with the FDA to explore a potential path forward for a supplemental New Drug Application (sNDA) in the U.S. and work with our collaborator CSL Vifor to engage with the European Medicines Agency ("EMA") to also explore a potential regulatory path forward in FSGS in the EU based on the DUPLEX data, there is no guarantee that we will be successful in doing so. In addition, a collaborative international effort referred to as the PARASOL project was initiated in late 2023 with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. Even though representatives of regulatory agencies have been participating in the discussions, there is no guarantee that the outcome of those discussions will be reflected in any future formal determination by such regulatory agencies. There is no guarantee that the PARASOL group will achieve its intended goal, or that, even if it does, that we will be able to establish a pathway to a potential submission of sparsentan for FSGS based on the results from the DUPLEX Study, that the FDA and/or EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS.
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
In April 2024, we and CSL Vifor announced that the European Commission has granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The CMA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. The European Commission's decision follows the positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in February 2024, based on results from the pivotal Phase 3 PROTECT Study of FILSPARI in IgAN. There is no guarantee that European regulators will grant full approval of sparsentan for IgAN, that our timelines will not be delayed notwithstanding the availability of an expedited regulatory review pathway, or that we will receive related milestone payments.
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
In December 2023, we initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce total homocysteine (tHcy) levels. In September 2024, we announced a voluntary pause of enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. We expect to further evaluate the necessary commercial process improvements to enable the continuation of the Phase 3 program. After we conclude our evaluation, we will need to engage with regulators, and there is no guarantee that they will agree with our assessment. Although the FDA has granted Fast Track and Breakthrough Therapy designations to pegtibatinase for the treatment of HCU, there is no guarantee that our pivotal Phase 3 HARMONY Study will be successful or that pegtibatinase will be approved for HCU in the future, on the anticipated timeline or at all.
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
We and/or a collaborative partner are or will be subject to ongoing regulatory obligations and continued regulatory review for our approved products and any product candidates that receive regulatory approval.*
In September 2024, the FDA granted full approval of FILSPARI to slow kidney function decline in adults with primary IgAN who are at risk of disease progression. Any future regulatory approvals that sparsentan or any of our other product candidates receives may be subject to significant limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.
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
Risks Related to our Products and Product Candidates
Our products may not achieve or maintain expected levels of market acceptance or commercial success.*
The success of our products is dependent upon achieving and maintaining market acceptance. Commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees, successfully commercialize new products or current products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success.
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
As part of the NDA review process for sparsentan for IgAN, the FDA required us to include a REMS and a boxed warning on the label regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for other approved endothelin antagonists, and a REMS and boxed warning on the label for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. As part of the liver monitoring REMS, monthly monitoring of each patient is required for the first year the patient is on treatment, and quarterly thereafter. While we have taken efforts to streamline the REMS with the cadence of typical patient monitoring and have implemented convenience-focused features within the REMS program, the existence of monthly liver monitoring has the potential to be viewed as an impediment to prescribing FILSPARI. Also, while we have submitted to the FDA an sNDA efficacy supplement with data that we believe supports a modification of the liver monitoring REMS to provide for quarterly monitoring of all patients from the outset of treatment, rather than monthly monitoring, there is no guarantee that the FDA will review this sNDA efficacy supplement on a priority review timeline, that the FDA will agree that there is sufficient data at this time to support a modification of the frequency of the liver monitoring REMS or that such sNDA efficacy supplement will be approved. Furthermore, while we intend to utilize our continued clinical trial experience with FILSPARI and post-marketing data gathering commitment to potentially support lifting of the liver monitoring REMS in the future following sufficient experience with FILSPARI and if supported by the data, there is no guarantee that the data will support this endeavor, or even if we believe it does, that the FDA will agree with it.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. HHS has and will continue to issue and update guidance as these programs are implemented. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
Any reduction in reimbursement from Medicare, Medicaid or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our therapies. Additionally, we are currently unable to predict what additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business, particularly in light of the upcoming U.S. Presidential and Congressional elections.
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
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our operating results will suffer if we fail to compete effectively.*
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before or perceived as preferred relative to any of our products, or that obtain preferential formulary and reimbursement status. Factors affecting competition in the pharmaceutical and therapeutic industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell therapeutics. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. In particular, the competitive landscape for IgAN is rapidly evolving and is expected to continue to evolve as multiple new modalities advance in development and potentially gain approval. Furthermore, although we believe that our orphan drug status and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render our products and product candidates noncompetitive. Furthermore, competitors could enter the market with generic versions of our products. For example, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in May 2021 and a second 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in June 2022. Also, as of September 30, 2024, four generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and three have become available.
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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study evaluating pegtibatinase for the treatment of classical homocystinuria (HCU). The voluntary enrollment pause enables us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. We expect to further evaluate the necessary commercial process improvements to enable the continuation of the Phase 3 program and anticipate the earliest date to restart enrollment in the Phase 3 HARMONY Study will be in 2026. While we believe we will be able to successfully implement the necessary process improvements, there is no guarantee that we will be able to successfully implement the necessary process improvements on the anticipated timeline, or at all.
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
Materials necessary to manufacture our products and product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products and product candidates.*
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our nonclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, inflation and global supply chain disruptions, as well as past disruptions related to COVID-19 and potential future disruptions related to a future health epidemic or pandemic, wars, armed conflicts, and global geopolitical tension, including between the U.S. and China, have had and may continue to have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Changes in legislation could potentially impact our ability to secure the materials we need for our products and product candidates. For example, the U.S. House of Representatives recently passed a bill that could restrict business with Chinese biotech companies. If this bill becomes law, or if other new laws or regulations prohibiting us from dealing with suppliers in China, we may have to find alternative suppliers and our ability to secure the materials we need on our planned timelines could be adversely impacted. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our nonclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, in 2021 a membrane used in pegtibatinase drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing processes. Additionally, in September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study to enable us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. From time to time we continue to, and may in the future, face supply challenges or shortages of other materials necessary to manufacture pegtibatinase or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.
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
To attain and sustain profitability, we must succeed in developing and commercializing therapies with significant market potential. This will require us to be successful in a range of challenging activities, including the discovery of product candidates, successful completion of nonclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may not be successful enough in these activities to generate revenues that are substantial enough to recoup the expenses we have expended in conducting these activities to achieve profitability. Pursuant to the Ligand License Agreement, we are obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of FILSPARI and any other products containing sparsentan or related compounds, which will impact our potential future profit from the commercialization of FILSPARI in the United States and sparsentan for the treatment of IgAN in the EU as well as sparsentan for the treatment of FSGS, if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become or remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock may also cause a loss of a part or all of your investment.
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
We may not receive some or all of the potential milestone and/or royalty payments from our corporate and licensing transactions.*
From time to time, we engage in corporate transactions and licensing transactions that include potential milestone payments and/or royalties. For example, on July 16, 2023, we entered into a definitive asset purchase agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. (“Mirum”), pursuant to which we agreed to sell to Mirum, subject to the terms of the Purchase Agreement, our bile acid product portfolio including Chenodal and Cholbam (also known as Kolbam) (the “Products”). The closing of the transaction occurred on August 31, 2023. A portion of the consideration for the sale is in the form of milestone payments that will only be payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Products. We are also party to license agreements with CSL Vifor and Renalys Pharma, Inc. pursuant to which we are entitled to receive certain payments contingent on the future achievement of specified milestones, and royalty payments based on potential future sales in specified licensed territories. There is a risk that any or all of the milestone events under these various agreements might not be achieved, that our licensees may not achieve sales that would entitle us to royalty payments, and that any or all of the consideration tied to the achievement of the milestone events and/or royalties might not be received.
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
In addition, numerous U.S. states—including but not limited to Connecticut, Nevada and Washington—have enacted new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.
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
As a result, our federal NOL carryforwards may be subject to a percentage limitation if used to offset income in tax years following an ownership change. In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which would harm our future operating results by effectively increasing our future tax obligations.
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
As of September 30, 2024, we had approximately $385 million of total debt outstanding, classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Trading Arrangements
During the fiscal quarter ended September 30, 2024, our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Regulation S-K, Item 408, set forth below:

Trading Arrangements Adopted:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Expiration Date (2)
Roy D. Baynes, member of our Board of Directors	August 16, 2024	Rule 10b5-1 Trading Arrangement	Up to 26,000 shares (3)	October 31, 2025
Sandra Calvin, SVP and Chief Accounting Officer	September 9, 2024	Rule 10b5-1 Trading Arrangement	Up to 86,187 shares (4)	September 9, 2025

1	Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “Rule”).
2	Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales and (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
3	Consists of shares of underlying stock options expiring in 2026 and 2027.
4	Includes shares underlying stock options expiring in January 2025.
Trading Arrangements Modified or Terminated:
None.

Item 6.  Exhibits
(a) Exhibits

1.1	Amended and Restated Open Market Sale Agreement, dated October 31, 2024, by and between the Company and Jefferies LLC.
3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G, filed with the SEC on October 28, 2010).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.6	Certificate of Amendment of Bylaws of the Company, effective June 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2021).
5.1	Opinion of Cooley LLP.
10.1*	Amendment No. 5 to Sublicense Agreement, dated as of March 20, 2018, between the Company and Ligand Pharmaceuticals Incorporated.
23.1	Consent of Cooley LLP (included in Exhibit 5.1).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

*	Certain confidential information contained in this Exhibit, marked in brackets, has been omitted, because it is both not material and of the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2024	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric Dube
		Name:	Eric Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer