Form 10-K
period 2024-12-31
Travere Therapeutics, Inc.
filed 2025-02-21
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $624,140,482.
The number of shares of outstanding common stock, par value $0.0001 per share, of the registrant as of February 18, 2025 was 88,739,826.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain information contained in this Annual Report on Form 10-K of Travere Therapeutics, Inc., a Delaware corporation (the “Company”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company's management and is subject to its interpretation of what are believed to be significant factors affecting the Company's business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:
•the estimated addressable U.S. patient population for FILSPARI® (sparsentan) in Immunoglobulin A nephropathy (IgAN);
•estimated patient populations related to our other products and products in development;
•expectations regarding our pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical homocystinuria (HCU), including our ability to restart enrollment in 2026;
•expectations regarding the potential for sparsentan in focal segmental glomerulosclerosis (FSGS) and related matters, including our planned submission of a supplemental new drug application (sNDA) for FSGS around the end of the first quarter of 2025;
•our ability to produce, sustain and expand sales of our products;
•our ability to develop, acquire and/or introduce new products including expectations with regard to clinical trials and preclinical studies;
•expectations regarding potential future milestone and royalty payments;
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
•Communications and/or feedback from regulatory authorities related to our current or planned future clinical trials does not guarantee any particular outcome from or timeline for regulatory review, and expedited regulatory review pathways may not actually lead to faster development or approval.
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
•If we are unable to obtain and maintain coverage and adequate reimbursement from governments or third-party payers for any products that we may develop or if we are unable to obtain acceptable prices for those products, our prospects for generating revenue and achieving profitability will suffer.
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
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney and metabolic diseases. Our approach centers on advancing our innovative pipeline with multiple late-stage clinical programs targeting rare diseases with significant unmet medical needs. In September 2024, the U.S. Food and Drug Administration (the FDA) granted full approval to our lead development program, FILSPARI (sparsentan), which is indicated to slow kidney function decline in adults with primary IgAN who are at risk of disease progression. IgAN is a rare progressive kidney disease and the most common type of primary glomerulonephritis worldwide. FILSPARI had previously been granted accelerated approval in February 2023 based on the surrogate marker of proteinuria. Full approval was based on positive long-term confirmatory results from the PROTECT Study demonstrating that FILSPARI significantly slowed kidney function decline over two years compared to irbesartan. Sparsentan is also in late-stage development for FSGS. FSGS is a rare kidney disease and leading cause of kidney failure with no approved treatment options. In February 2025, we announced that we had completed a Type C meeting with the FDA and that we plan to submit an sNDA around the end of the first quarter of 2025 seeking traditional approval of FILSPARI for FSGS. We are also advancing pegtibatinase, a novel investigational enzyme replacement therapy for the treatment of HCU, a genetic disorder caused by a deficiency in a pivotal enzyme essential to the body. We are conducting a pivotal Phase 3 study to support the potential approval of pegtibatinase as the first disease modifying therapy for HCU. In addition, we continue to evaluate potential opportunities to expand our pipeline and approved products through licenses and acquisitions of products in areas that will serve rare disease patients with serious unmet medical need and that we believe offer attractive growth characteristics. Our research and development efforts are at the forefront of our mission to address the unmet needs of patients and we support this innovation by reinvesting revenues from our commercialized products. We are committed to ensuring broad access and educational and diagnostic support for patients.
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

2	On February 11, 2025, we announced that we had completed a Type C meeting with the FDA and that we plan to submit an sNDA around the end of the first quarter of 2025 seeking traditional approval of FILSPARI for FSGS.
3	In September 2024, we voluntarily paused enrollment in the Phase 3 HARMONY Study, as described below.
FILSPARI® (sparsentan)
On September 5, 2024, the FDA granted full approval of FILSPARI® (sparsentan) to slow kidney function decline in adults with primary IgAN who are at risk of disease progression. FILSPARI had previously been granted accelerated approval in February 2023 based on the surrogate marker of proteinuria. Full approval was based on positive long-term confirmatory results from the PROTECT Study demonstrating that FILSPARI significantly slowed kidney function decline over two years compared to irbesartan.
FILSPARI is the only oral, once-daily, non-immunosuppressive medication that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression (endothelin-1 and angiotensin II).
The two-year efficacy data contained in the FDA-approved label is a modified intention to treat (ITT) analysis and evaluates data from all patients regardless of treatment discontinuation. In the final analysis of the 404 randomized patients, FILSPARI significantly reduced the rate of decline in kidney function from baseline to Week 110 compared to irbesartan. In the ITT analysis included in the label, the mean eGFR slope from baseline to Week 110 was -3.0 mL/min/1.73 m2/year for FILSPARI and -4.2 mL/min/1.73 m2/year for irbesartan, corresponding to a statistically significant treatment effect of 1.2 mL/ min/1.73 m2/year (p=0.0168). The positive treatment effects on proteinuria compared to the active control irbesartan that were observed at Week 36 were durable out to the two-year measurement period. Additional results from the PROTECT Study demonstrated the benefit of FILSPARI on absolute eGFR accrued over time and by Week 110 resulted in a 3.8 mL/min/1.73 m2 difference in the mean change from baseline between FILSPARI and irbesartan.
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
IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of up to 150,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to kidney failure within 15 years. FILSPARI is the first non-immunosuppressive therapy approved for IgAN and is the only oral, once-daily, non-immunosuppressive therapy approved for this condition that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression (endothelin-1 and angiotensin II). We estimate more than 70,000 patients in the United States to be addressable under FILSPARI's full approval indication.
Data to support the approval of FILSPARI was generated from the Phase 3 PROTECT Study, the largest head-to-head interventional study to date in IgAN. It is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial that evaluated the safety and efficacy of 400mg of sparsentan, compared to 300mg of irbesartan, in 404 patients ages 18 years and up with IgAN and persistent proteinuria despite available angiotensin converting enzyme (ACE) inhibitor or angiotensin receptor blockers (ARB) therapy, and is currently ongoing in the open label extension phase of the study.
FILSPARI is available only through a risk evaluation and mitigation strategy (REMS) approved by the FDA, regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for other approved endothelin antagonists, and a REMS for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. As part of the liver monitoring REMS, monthly monitoring of each patient is required for the first year the patient is on treatment, and quarterly thereafter. The Company submitted an sNDA for a potential modification to the frequency of liver monitoring for FILSPARI; the sNDA has been accepted for review by the FDA and assigned a Prescription Drug User Fee Act (PDUFA) target action date of August 28, 2025.
In April 2024, we and our partner CSL Vifor announced that the European Commission has granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The CMA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. The European Commission's decision follows the positive opinion from the Committee for Medicinal Products for Human Use (CHMP) in February 2024, based on results from the pivotal Phase 3 PROTECT Study of FILSPARI in IgAN. Under the terms of our license agreement with CSL Vifor, we will be entitled to receive a regulatory milestone payment of $17.5 million upon receipt of full regulatory approval by the European Commission for IgAN, and we anticipate receiving an additional milestone payment upon achievement of market access initiatives in certain countries. CSL Vifor submitted an application for full regulatory approval in the second quarter of 2024. The decision on full regulatory approval, if positive, will convert the CMA to a standard Marketing Authorization (MA). FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, we and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). In November 2024, the Medicines and Healthcare products Regulatory Agency (MHRA) approved FILSPARI in the United Kingdom.
In January 2024, we announced our entry into an exclusive licensing agreement with Renalys Pharma, Inc. (Renalys), to bring sparsentan, for the treatment of IgAN, to patients in Japan and other countries in Asia. Renalys will hold regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, in the second quarter of 2024 Renalys initiated an open label registration study of sparsentan in Japan to support potential approval of sparsentan in Japan. In July 2024, Renalys announced that the first patient was dosed in the study, and in January 2025, Renalys announced achievement of full enrollment in the study. Results from the urine protein/creatinine ratio (UP/C) endpoint in the study are expected in the second half of 2025 to support a submission for approval to PMDA. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy as of November 27, 2024. Under the terms of the licensing agreement, Renalys will be responsible for development, regulatory matters, and commercialization in the licensed territories.

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
In May 2023, we announced topline primary efficacy results from the pivotal Phase 3 DUPLEX Study of sparsentan in FSGS. The confirmatory primary endpoint of the DUPLEX Study designed to support traditional regulatory approval was the rate of change in eGFR over 108 weeks of treatment. At the end of the 108-week double-blind period, sparsentan was observed to have a 0.3 mL/min/1.73m2 per year (95% CI: -1.74, 2.41) favorable difference on eGFR total slope and a 0.9 mL/min/1.73m2 per year (95% CI: -1.27, 3.04) favorable difference on eGFR chronic slope compared to the active control irbesartan, which was not statistically significant. After 108 weeks of treatment, sparsentan achieved a mean reduction in proteinuria from baseline of 50%, compared to 32% for irbesartan. Although the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan, we are encouraged by the results, including the pre-specified secondary endpoints on proteinuria and exploratory endpoints, including renal outcomes, which trended favorably for sparsentan. In addition, a review of the safety results through 108 weeks of treatment indicate sparsentan was generally well-tolerated and the overall safety profile in the study to date was generally consistent between treatment groups.
In December 2023, we announced that we completed a planned Type C meeting with the FDA to discuss results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. The FDA acknowledged the work being done by the larger nephrology community to better understand proteinuria and eGFR as endpoints in clinical trials of FSGS and indicated a willingness to continue to engage with us on a potential path forward for sparsentan in FSGS following our consideration of additional evidence. Subsequently, a collaborative international effort referred to as the PARASOL project was initiated with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. The PARASOL project is led by several patient advocacy organizations focused on glomerular diseases, with participation from regulators and industry representatives. The principal finding from PARASOL was that in FSGS, reduction in proteinuria over 24 months is strongly associated with a reduction in the risk of kidney failure, and responder definitions based on thresholds of proteinuria are both biologically plausible and strongly supported by epidemiological data. Following the recent PARASOL public workshop in which a multi-stakeholder group of rare kidney disease experts aligned around a potential proteinuria-based clinical trial endpoint for FSGS, we scheduled a Type C meeting with the FDA to discuss a potential regulatory pathway for a sparsentan FSGS indication. In February 2025, we announced that we completed a Type C meeting with the FDA and that we plan to submit an sNDA around the end of the first quarter of 2025 seeking traditional approval of FILSPARI for FSGS. The sNDA will be based on existing data from the Phase 3 DUPLEX and Phase 2 DUET studies of FILSPARI.
Together with CSL Vifor, we also plan to engage with the EMA to determine the potential for a subsequent variation to the Conditional Marketing Authorization (CMA) of sparsentan for the treatment of FSGS, if the MAA for full approval of sparsentan in IgA nephropathy is approved.
Under the terms of our exclusive license to CSL Vifor, CSL Vifor is responsible for all commercialization activities in its licensed territories. We remain responsible for the clinical development of sparsentan in the applicable territories. If sparsentan receives marketing authorization in any of the territories covered by the exclusive license to Renalys, Renalys will be responsible for all development, regulatory matters, and commercialization activities in such licensed territories. We will retain all rights to sparsentan in the United States and rest of world outside of the territories licensed to CSL Vifor and Renalys, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.

Pegtibatinase
Pegtibatinase is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system complications. We estimate that there are approximately 7,000 to 10,000 addressable HCU patients globally. Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union.
In December 2021, we announced positive topline results from the Phase 1/2 COMPOSE Study, a double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. Pegtibatinase demonstrated dose-dependent reductions in total homocysteine (tHcy) during the 12 weeks of treatment, and in the highest dose cohort to date evaluating 1.5 mg/kg of pegtibatinase twice weekly (BIW), treatment with pegtibatinase resulted in rapid and sustained reductions in total homocysteine (tHcy) through 12 weeks of treatment, including a 55.1% mean relative reduction in tHcy from baseline as well as maintenance of tHcy below a clinically meaningful threshold of 100 μmol. Additionally, in a dose-dependent manner in the study to date, methionine levels were substantially reduced and cystathionine levels were substantially elevated following treatment with pegtibatinase, suggesting that pegtibatinase acts in a manner similar to the native CBS enzyme.
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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause enables us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. Patients currently enrolled in pegtibatinase studies continue to receive study medication from small scale batches which are unaffected by the scale-up process. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials in which they are participating. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. We are making progress on necessary process improvements in manufacturing scale-up and currently anticipate that we should be in position to restart enrollment in the Phase 3 HARMONY Study in 2026.
We acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
Preclinical Program:
We are party to a collaboration agreement with PharmaKrysto Limited and their early-stage cystinuria discovery program, whereby we are responsible for funding all research and development expenses for the pre-clinical activities associated with the cystinuria program.
Other Commercial Products:
Thiola and Thiola EC (tiopronin)
Thiola and Thiola EC are approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. Due to the larger stone size, cystine stones may be more difficult to pass, often requiring surgical procedures to remove. More than 80 percent of people with cystinuria develop their first stone by the age of 20. More than 25 percent will develop cystine stones by the age of 10. Recurring stone formation can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. While a portion of people living with the disease are able to manage symptoms through diet and fluid intake, the prevalence of cystinuria in the U.S. is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the U.S. that would be candidates for Thiola or Thiola EC.
In June 2019 we announced that the FDA approved 100mg and 300mg tablets of Thiola EC, an enteric-coated formulation of Thiola, to be used for the treatment of cystinuria. Thiola EC offers the potential for administration with or without food, and the ability to reduce the number of tablets necessary to manage cystinuria. Thiola EC became available to patients in July 2019.

In May 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted our sales, and these or additional generic versions of either formulation could have a material adverse impact on sales. As of December 31, 2024, several generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and become available. Accordingly, Thiola EC is subject to generic competition.
Sale of Bile Acid Product Portfolio
On July 16, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. ("Mirum Pharmaceuticals" or “Mirum”), pursuant to which Mirum agreed to purchase substantially all of the assets primarily related to our business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”), collectively, the "bile acid business". This transaction was consummated on August 31, 2023.
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
FILSPARI/Sparsentan
IgAN
FILSPARI (sparsentan) is the first non-immunosuppressive therapy approved for IgAN and is the only oral, once-daily, non-immunosuppressive medication that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression (endothelin-1 and angiotensin II). FILSPARI received accelerated approval in the U.S. in February 2023 and full approval in September 2024 and is indicated to slow kidney function decline in adults with primary IgAN who are at risk for disease progression. In April 2024, the European Commission granted conditional marketing authorization (“CMA”) for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g).
The IgAN treatment landscape is evolving rapidly. Historically, traditional standard of care has been renin-angiotensin-aldosterone system (RAAS) blockade with immunosuppression. RAAS blockade is also commonly used in patients with significant proteinuria or rapidly progressive glomerulonephritis. In August 2024, Kidney Disease Improving Global Outcomes (“KDIGO”) published draft guidelines for public comment that include updated recommendations for the treatment of IgAN. The draft KDIGO guidelines recommend FILSPARI as a foundational kidney-targeted therapy for IgAN patients who are at risk of progressive kidney function loss, and advocate for lowering the targeted proteinuria level for all IgAN patients to under 0.5 g/day, or preferably under 0.3 g/day. The draft KDIGO guidelines suggest that combination treatment should be initiated simultaneously in most cases where patients are at risk of progressive kidney function decline. FILSPARI is the only oral, once-daily, non-immunosuppressive medication that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression: endothelin-1 and angiotensin II. This aligns with the draft KDIGO guidelines' emphasis on early diagnosis, aggressive proteinuria reduction, and the use of combination therapies to manage IgAN.
In addition to FILSPARI, other therapies currently available in the IgAN market include RAAS blockade therapies, and IgAN-indicated treatments including Calliditas’ Tarpeyo (budesonide delayed-release capsules), and Novartis’ iptacopan (Fabhalta) (a Factor B complement inhibitor currently approved under accelerated approval). In addition, interim proteinuria data from Novartis’ Phase 3 IgAN study (ALIGN) with atrasentan (an endothelin receptor antagonist, or ERA) read out in 2024, and the company disclosed that their NDA was submitted to FDA in the second quarter of 2024, and that a potential approval could take place in the first half of 2025. Based on public sources, the confirmatory portions of the Phase 3 studies of iptacopan and atrasentan are expected to begin reading out in the fourth quarter of 2025 or in 2026. Additionally, Novartis has an ongoing Phase 3 IgAN study with zigakibart (an anti-APRIL monoclonal antibody (mAb)).
Based on public sources, multiple companies have programs in clinical and/or pre-clinical development for the treatment of IgAN or related conditions, including several Phase 3 IgAN programs that are ongoing and/or enrolling in the United States, Europe, and parts of Asia: (1) Otsuka

Corporation with sibeprenlimab (anti-APRIL mAb), (2) Roche with sefaxersen (Factor B complement inhibitor) (licensed via Ionis Pharmaceuticals), (3) Vera Therapeutics with atacicept (BAFF / APRIL inhibitor), (4) AstraZeneca with ravulizumab (Ultomiris) (C5 complement inhibitor), and (5) Vertex Pharmaceuticals Inc. with povetacicept (BAFF / APRIL inhibitor). RemeGen is reportedly conducting a Phase 3 IgAN study with telitacicept in China only. In 2025, we are anticipating at least two additional Phase 3 IgAN studies to be initiated, including Biogen’s felzartamab (anti-CD38) and Takeda Pharmaceutical Company’s mezagitamab (anti-CD38).
In October 2024, Otsuka announced that sibeprenlimab (anti-APRIL mAb) met its primary endpoint at the prespecified interim analysis and potentially will submit for accelerated approval in 2025.
In 2021-2023, there were global regulatory label expansions of two SGLT2 inhibitors, AstraZeneca’s Farxiga/Forxiga and Boehringer Ingelheim and Eli Lilly’s Jardiance, in chronic kidney disease, which could potentially be complementary to sparsentan for the treatment of IgAN and/or FSGS. Additionally, although patients diagnosed with IgAN are not part of the label (nor were they included in the initial pivotal studies), Bayer’s non-steroidal mineralocorticoid receptor antagonist, Kerendia, could be used in patients with diabetic kidney disease and theoretically, those with concurrent IgAN and is currently studied in patients with chronic kidney disease without diabetes. Finally, there are endothelin receptor antagonists, or ERAs, that are developed for chronic kidney disease (CKD) and CKD-related conditions which could potentially be used (if approved) in CKD patients without a specific IgAN diagnosis. Idorsia Pharmaceuticals’ aprocitentan (branded as Tryvio in the U.S. and Jeraygo in Europe) was approved for the treatment of resistant hypertension by the FDA and EMA, in March 2024 and June 2024, respectively; the pivotal study was in patients with resistant hypertension, including those with Stage 3 & 4 CKD. In November 2023, AstraZeneca initiated a registrational fixed-dose combination (FDC) study with zibotentan and Farxiga in CKD patients with high proteinuria. Patients with IgAN are not excluded from the study.
FSGS
Currently, there are no products approved by the FDA or the European Commission for the treatment of FSGS. The current standard of care for FSGS includes steroids, ACE/ARBs, calcineurin inhibitors, dialysis, and renal transplant. Moreover, as an adjuvant apheresis device which works to remove lipoproteins from blood, the Liposorber® LA-15 System (Kaneka Pharma America LLC) is FDA-approved for the treatment of adult and pediatric patients with Nephrotic Syndrome associated with primary FSGS when standard options are unsuccessful or post-transplant with FSGS recurrence. A post-approval study with this device is ongoing.
Dimerix is conducting a Phase 3 study in pediatric and adult FSGS patients with their CCR2 blocker, DMX-200. Dimerix has indicated that an interim analysis will be made available in the second half of 2025.
Additionally, Vertex Pharmaceuticals is conducting the Phase 3 portion of their Phase 2/3 study in adult and pediatric patients with APOL1-mediated kidney disease, which can include a subset of FSGS patients with known APOL1 mutations (G1/G1, G2/G2, or G1/G2).
Based on public sources, several other companies have programs in clinical and/or pre-clinical development for the treatment of FSGS or related conditions.
Pegtibatinase
Current treatment options for homocystinuria (HCU) are limited to protein-restricted diet and supplemental use of vitamin B6 and betaine.
According to public sources, Syntis Bio, Inc. has a pre-clinical development program for a microbiome therapy for the management of HCU. Additionally, in July 2024, Innorna announced that they received FDA’s Rare Pediatric Disease Designation for IN022 (pre-clinical) for the treatment of HCU.
Based on public sources, there are other pre-clinical development programs in HCU that may enter the clinic.
Thiola and Thiola EC (tiopronin)
In May 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved. As of December 31, 2024, several generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and become available. Accordingly, Thiola EC is subject to generic competition. Thiola also faces potential competition from compounded formulations and additional generic entrants.
In addition, certain penicillamine agents including but not limited to Cuprimine and Depen are FDA approved for the treatment of cystinuria. Additional generic versions of penicillamine have been approved by the FDA and some have entered the market. Captopril is not FDA approved for the treatment of cystinuria but has been prescribed for patients with cystinuria. Advicenne Pharma is developing a microtablet formulation containing potassium citrate monohydrate and potassium bicarbonate, for the potential oral treatment of cystinuria.
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
As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through December 31, 2024, we have capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement, including $5.8 million for the year ended December 31, 2024. Pursuant to the Ligand License Agreement, we are obligated to pay to Ligand (and Bristol-Myers Squibb Company ("BMS")) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the years ended December 31, 2024 and 2023, we capitalized $20.3 million and $4.4 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI.
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
Mission License Agreement
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

FILSPARI
As of February 1, 2025, our patent portfolio for FILSPARI (sparsentan) was comprised of six distinct patent families, one of which is exclusively licensed from Ligand (the “Ligand patent family”). The other five patent families are owned by Travere (the "Travere patent families"). We previously had one additional licensed patent family related to sparsentan that was owned by BMS, exclusively licensed to Ligand and sub-licensed to us by Ligand. However, the BMS patent family expired in 2019 and therefore is no longer in force.
The Ligand patent family is directed to methods of using sparsentan in the treatment of various diseases, including glomerulosclerosis and IgAN. As of December 31, 2024, this patent family included two U.S. patents (U.S. Patent No. 9,662,312, which we refer to herein as the ‘312 patent, and U.S. Patent No. 9,993,461, which we refer to herein as the ‘461 patent), a pending U.S. application, 18/797,336, filed August 25, 2024, two European patents (European Patent No. EP2732818, which we refer to herein as the European ‘818 patent, and European Patent No. EP3222277, which we refer to herein as the European ‘277 patent), a pending European application, and two granted Hong Kong patents. The ‘312 patent and the European ‘818 patent claim the use of sparsentan for treating glomerulosclerosis. The ‘461 patent and the European '277 patent each claim both the use of sparsentan for treating glomerulosclerosis and the use of sparsentan for treating IgAN. The U.S. and foreign patents in this patent family have a stated expiration date in March 2030, which may potentially be extended in the United States via a pending patent term extension application. In November 2020, a third party filed an opposition to the European ‘277 patent. In March 2024, our patent claims were upheld by the European Patent Office Board of Opposition and in May the opponent filed an appeal thereto. We are continuing to vigorously defend the European '277 against the opposition. If we were to be unsuccessful in doing so, we would expect to rely on the data and/or marketing exclusivity that may be available in the EU, as described below under “Regulatory Exclusivity.”
The first Travere patent family is directed to methods of using sparsentan in the treatment of various kidney diseases, including focal segmental glomerulosclerosis (FSGS) and IgAN, e.g., by achieving a specified urine protein-to-creatinine ratio. As of December 31, 2024, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 10,864,197, which we refer to herein as the ‘197 patent) and pending patent applications in the U.S., Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Japan, Korea, New Zealand and South Africa. The ‘197 patent claims use of sparsentan for treating Alport syndrome and has a stated expiration date in October 2037. The pending patent claims in this patent family are directed at the use of sparsentan for treating FSGS and IgAN.
The second Travere patent family is directed to methods of using sparsentan for treating hearing loss associated with Alport syndrome. As of December 31, 2024, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 11,207,299) and pending patent applications in the U.S., Australia Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand and South Africa.
The third Travere patent family is comprised of a pending international patent application, related to methods of treating a kidney disease or disorder comprising sparsentan, and a SGLT2 inhibitor.
The fourth Travere patent family is comprised of a pending international patent application, related to methods of treating IgA mediated diseases or disorders comprising sparsentan.
The fifth Travere patent family is comprised of a pending international patent application, related to methods of treating IgA mediated kidney diseases or disorders comprising sparsentan.
The sixth Travere patent family is comprised of a pending provisional patent application directed to additional methods of use of sparsentan for treating FSGS and IgAN.
The U.S. and some countries outside the U.S. similarly offer forms of patent term extension or restoration. For example, Supplementary Protection Certificates are available to extend the life of a European patent up to an additional five years (subject to a 15-year cap from European Medicines Agency (EMA) approval) and in Japan patent terms can be extended up to five years.
We have filed an application for patent term extension of the ‘461 patent, which may be extended under the provisions of the Hatch-Waxman Act. Patent term extensions or Supplemental Protection Certificates (SPCs) also may be available in certain foreign jurisdictions upon regulatory approval.
In the EU, a conditional marketing authorization (“CMA”) for FILSPARI was issued by the European Commission in April 2024 (the ”FILSPARI CMA”). Because there has been no prior European approval for FILSPARI, we and Vifor are pursuing SPCs throughout the European Economic Area (EEA) based on this FILSPARI CMA.
Likewise, it is possible, if sparsentan achieves regulatory approval elsewhere in the world, depending upon local law and regulation, patent term extensions or SPCs may be pursued in additional jurisdictions.

Pegtibatinase
As of December 31, 2024, our patent portfolio for pegtibatinase was comprised of six distinct patent families, which we obtained upon our acquisition of Orphan Technologies Limited (now Travere Therapeutics Switzerland GmbH). Orphan Technologies obtained the rights to the first five patent families under an exclusive license agreement with the University of Colorado, while the sixth patent family was owned by Orphan Technologies. The first three patent families are owned by the University of Colorado and exclusively licensed to Travere Therapeutics Switzerland GmbH (the “CU patent families”). The first CU patent family is directed to human cystathionine β-synthase variants and methods for their production, the second CU patent family is directed to methods of purifying human cystathionine β-synthase variants, and the third CU patent family is directed to compositions comprising human cystathionine β-synthase variants and methods of treating homocystinuria. The next two families are co-owned by the University of Colorado and Travere Therapeutics Switzerland GmbH, with the University of Colorado’s interest exclusively licensed to Travere Therapeutics Switzerland GmbH (the “co-owned patent families”). The first co-owned patent family is directed to methods of pegylating human cystathionine β-synthase variants, while the second co-owned patent family is directed to pharmaceutical formulations comprising pegylated human cystathionine β-synthase variants and their use in treating homocystinuria. Lastly, the sixth patent family is owned by Travere Therapeutics Switzerland GmbH (the “Travere patent family”). The Travere patent family is directed to methods for treating human cystathionine β-synthase deficiency in patients with elevated homocysteine levels.
Thiola
Our patent portfolio for Thiola is comprised of a patent family which is exclusively licensed from Mission Pharmacal (the “Mission patent family”). The Mission patent family is directed to a new formulation of Thiola, known as Thiola EC. As of December 31, 2024, this patent family included a granted U.S. patent (U.S. Patent No. 11,458,104, which we refer to herein as the ‘104 patent) and a pending U.S. patent application. The '104 patent claims a method for treating cystinuria by administering a formulation of tiopronin with food.
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

Trademarks
Our trademark portfolio includes both Travere-owned and Travere-licensed trademarks and is comprised of various U.S. and foreign registered trademarks and pending trademark applications relating to our company name, our commercial products (FILSPARI, Thiola, and Thiola EC), and sparsentan.
More specifically, as of December 31, 2024, our trademark portfolio included registered U.S. and foreign trademarks for the wordmark “Travere Therapeutics” and its logo, registered U.S. and foreign trademarks relating to FILSPARI (sparsentan), registered U.S. trademarks for both the wordmark “TOTALCARE”, and its logo, a registered trademark for both the wordmark “TOTAL CARE HUB” and its logo, and a registered trademark for “In Rare for Life”. In addition, under our license agreement with Mission we have an exclusive license to use Mission’s trademarks related to Thiola and Thiola EC, including three registered U.S. trademarks and one registered Canadian trademark for the mark “THIOLA”, and one registered U.S. trademark for the mark "Thiola EC", in the United States and Canada.
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
Sales, Marketing and Distribution
In 2024, we continued to utilize our specialty sales force to market our FDA-approved products in the U.S. Through our deep understanding of patient and healthcare provider needs, we believe we are able to:
•serve patients living with rare disease that have limited treatment options;
•drive optimum performance of our marketed products;
•educate and train healthcare providers about our products and the diseases for which they are approved to treat;
•support access to and reimbursement coverage for our products without significant restrictions;
•support compliant use by providing patients with support services and disease education, to the extent and in the manner permitted under applicable laws, to help them utilize our products in a manner consistent with the label and maximize the benefits of treatment; and
•successfully launch new treatment options once approved.
Our U.S. commercial initiatives are designed to support patients living with rare diseases and clinicians treating these patients. We commercialize our products in the United States with a relatively small specialty sales force. Nephrologists are the primary call point for FILSPARI. The primary call points for Thiola and Thiola EC include urologists and nephrologists.

Our sales force is differentiated by its high level of experience, averaging more than 20 years in pharmaceutical sales including over five years of experience in rare disease. Our commercial management and operations team also has an average of more than 20 years of pharmaceutical experience focused on specialty and rare disease.
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
We distribute FILSPARI in the United States through two direct to patient pharmacies, and operate Travere TotalCare, pursuant to which we provide our comprehensive patient support services. This patient support program for FILSPARI in the United States provides services, assistance and resources that help patients understand IgAN, manage the insurance process, fill their prescriptions and initiate treatment.
We distribute our other products, Thiola and Thiola EC, through one direct to patient pharmacy, Eversana, who also provides our comprehensive patient support services in the United States. This patient support program includes a case-managed approach to patient education, insurance verification and reimbursement support, co-pay and other financial assistance for eligible patients, monitoring and support of adherence, and 24/7 access to pharmacist counseling.
In April 2024, we and CSL Vifor, with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, announced that the European Commission granted conditional marketing authorization (CMA) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The CMA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. Additionally, in October 2024 Swissmedic granted temporary marketing authorization for FILSPARI for the same patient population in Switzerland, and in November 2024, the Medicines and Healthcare products Regulatory Agency (MHRA) approved FILSPARI in the United Kingdom. CSL Vifor is responsible for all commercialization activities in such licensed territories. We remain responsible for the clinical development of sparsentan and will retain all rights to sparsentan in the United States and rest of world outside of the licensed territories, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.
In January 2024, we announced our entry into an exclusive licensing agreement with Renalys, to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. Renalys will hold regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, Renalys plans to initiate an open label registration study of sparsentan in Japan in the second quarter of 2024 to support potential approval of sparsentan in Japan. Results from the urine protein/creatinine ratio (UP/C) endpoint in the study are expected in the second half of 2025 to support a submission for approval to PMDA. Under the terms of the agreement, Renalys will be responsible for development, regulatory matters, and commercialization in the licensed territories.
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
In addition, it is possible that future legislation in the U.S. and other jurisdictions could be enacted which could potentially influence the coverage and reimbursement rates for our products and also could further impact the levels of discounts and rebates paid to federal and state government entities, as well as commercial payers. Any legislation that influences these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.
There have been a number of enacted or proposed legislative and regulatory changes affecting the healthcare system and pharmaceutical industry that could affect our commercial success. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “PPACA”) was signed into law, which intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes, rebates and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the PPACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. The IRA, discussed in more detail below, also established new pricing pressures, including government price setting for certain therapies and mandatory rebates on price increases over inflation.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect until 2032, unless additional Congressional action is taken.
There has been increasing legislative and enforcement interest in the United States with respect to therapy pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and numerous proposed and enacted legislation at both the state and federal levels designed to, among other things, bring more transparency to therapy pricing, reduce the cost of prescription therapies under Medicare, expedite generic competition, review the relationship between pricing and manufacturer patient programs, institute therapy re-importation, and reform government program reimbursement methodologies for therapies. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

In addition, we are subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA and their covered subcontractors.
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
Clinical Trials and Marketing Authorization in the European Union
In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD. The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.
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
Orphan Designation in the European Union
In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than five in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.
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
Employees and Human Capital Management
As of January 31, 2025, we had 385 full-time employees, with most of those based in the United States and a small number outside of the United States. We consider the intellectual capital and well-being of our employees to be an important driver of our business and key to our future success. The biopharmaceutical industry is very competitive and we believe that our future success largely depends upon our continued ability to attract, develop and retain highly skilled employees as our operations expand, as well as our continued focus on our culture and patient centricity. Our workforce primarily consists of college-educated workers with experience in the biopharmaceutical industry, many of whom have advanced degrees. Our employees primarily focus on our drug development and commercialization efforts, including sales and general and administrative operational support of those functions. Currently, we rely on third-party contract manufacturers and conduct our discovery research efforts via collaborations and/or contracted third-party engagements. None of our employees in the United States are represented by a labor union or covered by collective bargaining agreements. We consider our current employee relations to be good.
We are committed to cultivating a workplace where individuals of all backgrounds feel valued, supported, and empowered to reach their fullest potential. We desire to have our organization be representative of the communities we serve, while fostering a culture of inclusivity and a strong sense of belonging. We know from our experience over more than a decade that rare diseases affect individuals across all demographics, and there are clear disparities in diagnosis, access to care, and support that remain significant barriers for many. By fostering inclusivity within our workforce, we are better able to incorporate diverse viewpoints, which we believe positively influences our ability to achieve our objectives and ultimately impact patient outcomes – this is key to operating within our mission, and successfully helping the patients we aim to serve. In line with embracing this inclusivity, we support a number of initiatives that directly impact our human capital, workforce and community, such as efforts focused on professional development, cultural awareness, and engagement. Additionally, we provide information about these efforts on our website, though the information on our website is not incorporated in this annual report on Form 10-K.
We strive to provide compensation, benefits and support services that help meet the varying needs of our employees. In the United States, our total compensation package includes competitive pay, including opportunities for performance-based bonuses; comprehensive healthcare benefits; paid time off and paid holidays, and the opportunity for equity ownership through our equity incentive plan and our employee stock purchase plan, as well as a suite of wellness focused offerings. We also sponsor a 401(k) plan that includes a discretionary matching contribution. A similar package of benefits is provided to our employees outside of the United States, subject to regional differences.
By focusing on employee retention, engagement and development opportunities, we believe we also improve our ability to support our clinical trials, our pipeline, our business and our operations. We value the growth and professional development of our employees. We do this through clear organizational, team, and individual goal setting, performance measurement, customized professional development, and employee training and development sessions on various topics. Our success also depends on our ability to respond to the needs of employees. We do this by listening to our employees through many avenues, including formal engagement initiatives, such as surveys, as well as informal listening sessions hosted by senior leaders, including our CEO and our human resources department. The response rate for our latest employee engagement survey, which was conducted in November 2024, was 84%. During 2024 we continued to focus on ways to maximize a people-centered, inclusive, and recognition-based company culture, building on initiatives that have been implemented over the last several years. Also during 2024, we continued to enhance our hybrid workforce program that provides a variety of virtual and in-person collaboration opportunities. In 2024, we solicited feedback on ways to enhance employees' experience, with a focus on engagement and collaboration, and expect to implement new offerings in 2025. As we continue to navigate through new ways of working, we take pride in the role we play in helping to ensure our employees are as productive and engaged as possible and their physical and emotional health, well-being and safety remains a key priority. We are committed to providing a safe and healthy working environment for our employees and to avoiding adverse impact to the environment and the communities in which we do business.
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
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic copy of an approved innovator product or an NDA under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Our product Thiola, and products from which we may receive milestone payments such as Cholbam, are subject to immediate competition from compounded and generic entrants, as the ANDA and/or NDA for these drug products have no remaining or current patent or non-patent exclusivity. In April 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and an additional generic option of the original formulation of Thiola (tiopronin tablets) was approved in June 2022 and during the year ended December 31, 2022, we experienced a decrease in total net product revenues compared to the year ended December 31, 2021, which was due in part to competition from generic tiopronin tablets (100mg version of the original formulation). Additional generic versions of Thiola may be approved in the future. As of December 31, 2024, several generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and become available. Our future net product revenues from Thiola and/or Thiola EC may be materially impacted by competition from existing or additional generic versions of Thiola or Thiola EC.
In addition, there have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products, including expedited review procedures for generic manufacturers, proposed "skinny label" legislation, and incentives designed to spur generic competition of branded drugs. In particular, the FDA and the U.S. Federal Trade Commission (“FTC”) have been focused on brand companies’ denial of drug supply to potential generic competitors for testing. In December 2019, the CREATES Act was enacted, which provides a legislatively defined private right of action under which generic companies can bring suit against companies who refuse access to product for the bioequivalence testing needed to support approval of a generic product.
In 2020, we completed our response to a civil investigative demand from the FTC related to the marketing, sale, distribution and pricing of our products, including Thiola. While the investigation remains open, at this time the FTC has not indicated that it has additional questions for us and has not initiated any claim or proceeding against us relating to these matters.
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
If additional generic versions of Thiola or Thiola EC, any generic versions of FILSPARI following the expiration of patent or regulatory exclusivity for the product, or generic versions of any other current or future products are approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on our revenue and profitability. If generic versions of products from which we may receive milestone payments, such as Cholbam, are approved, our potential to receive milestone payments may be negatively impacted. In addition, the defense of litigation and response to investigation requests could result in substantial costs, reputational impact, and the diversion of management attention and resources.
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
Based on the complex relationships between the United States and certain foreign countries, there is inherent risk that political, diplomatic and national security influences might lead to trade disputes and impacts and/or disruptions to our third-party manufacturers and product supply. There is currently significant uncertainty about the future relationship between the United States and Mexico, Canada, China and certain other countries, including potential changes with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. We currently source products and various materials that are necessary for the manufacturing of our products from countries that are subject to tariffs, and any changes in tariffs, trade barriers, and other regulatory requirements could lead to higher cost of goods, which would have an adverse effect on our business, financial condition and operating results, the extent of which cannot be predicted with certainty at this time.
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
In addition, certain governmental authorities may conduct reviews of reimbursement previously provided and assert for various reasons that amounts need to be repaid. For example, in October 2021 our distributor/exploitant in France for our previously marketed product Kolbam (which has since been divested) informed us that they had received a notice that the price previously paid for Kolbam during its period on the market in France had been recalculated by the agency responsible for pharmaceutical pricing in France. Such notice was confirmed by a decision in October 2023, asserting percentages of our turnover owed for repayment. In April 2024, we filed an appeal with the Competent Administrative Court regarding this matter. In October 2024, we received an invoice from the government authority for approximately €5.6 million (approximately $6.2 million), which we paid while we continue to pursue an appeal of the decision and the amount paid. While we cannot predict the amount that we may ultimately need to repay following ongoing review and future potential appeal proceedings, from 2015 through 2020, the period during which we had sales of Kolbam in France, our aggregate revenues from sales of Kolbam in France attributable to all purchasers/payers were approximately $8 million. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels or subject to re-assessment and recoupment procedures, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business may suffer.
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
Guidelines and recommendations published by various organizations may impact the use of our products.
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
For example, in our pivotal Phase 3 DUPLEX Study of sparsentan in FSGS, although we achieved the pre-specified interim FSGS partial remission of proteinuria endpoint after 36 weeks of treatment, the study did not achieve the primary efficacy eGFR slope endpoint over 108 weeks of treatment. While we have continued to engage with the FDA to explore a potential path forward for an sNDA, including through a recent Type C meeting, and while we intend to file an sNDA seeking traditional approval of FILSPARI for FSGS, there is no guarantee that the FDA will accept the sNDA for filing, will grant priority review of the sNDA or grant approval of FILSPARI for FSGS. In addition, a collaborative international effort referred to as the PARASOL project was initiated in late 2023 with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. Even though representatives of regulatory agencies participated in the discussions, there is no guarantee that the outcome of those discussions will be reflected in any future formal determination by such regulatory agencies. There is no guarantee that the PARASOL group will achieve its intended goal, or that, even if it does, that sparsentan will be approved for FSGS.
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
In May 2023, we announced that the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan. While we have continued to engage with the FDA to explore a potential path forward for an sNDA, including through a recent Type C meeting, and while we intend to file an sNDA seeking traditional approval of FILSPARI for FSGS, there is no guarantee that the FDA will accept the sNDA for filing, will grant priority review of the sNDA or grant approval of FILSPARI for FSGS. Similarly, there is no guarantee that our collaborator CSL Vifor will be able to establish a pathway to a potential submission of sparsentan for FSGS in Europe based on the results from the DUPLEX Study, that the EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS in Europe.
In December 2023, we initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce total homocysteine (tHcy) levels. In September 2024, we announced a voluntary pause of enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. We continue to evaluate the necessary commercial process improvements to enable the continuation of the Phase 3 program. After we conclude our evaluation, we will need to engage with regulators, and there is no guarantee that they will agree with our assessment. Although the FDA has granted Fast Track and Breakthrough Therapy designations to pegtibatinase for the treatment of HCU, there is no guarantee that our pivotal Phase 3 HARMONY Study will be successful or that pegtibatinase will be approved for HCU in the future, on the anticipated timeline or at all.
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
As part of the NDA review process for sparsentan for IgAN, the FDA required us to include a REMS and a boxed warning on the label regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for other approved endothelin antagonists, and a REMS and boxed warning on the label for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. As part of the liver monitoring REMS, monthly monitoring of each patient is required for the first year the patient is on treatment, and quarterly thereafter. While we have taken efforts to streamline the REMS with the cadence of typical patient monitoring and have implemented convenience-focused features within the REMS program, the existence of monthly liver monitoring has the potential to be viewed as an impediment to prescribing FILSPARI. The FDA recently accepted for review our sNDA efficacy supplement requesting modification of the frequency of liver monitoring during the first year that patients are taking FILSPARI, and assigned a PDUFA target action date of August 28, 2025. While we believe that the data we submitted supports a modification of the liver monitoring REMS to provide for quarterly monitoring of all patients from the outset of treatment, rather than monthly monitoring, there is no guarantee that the FDA will review this sNDA efficacy supplement on its anticipated timeline, that the FDA will agree that there is sufficient data at this time to support a modification of the frequency of the liver monitoring REMS or that such sNDA efficacy supplement will be approved. Furthermore, while we intend to utilize our continued clinical trial experience with FILSPARI and post-marketing data gathering commitment to potentially support lifting of the liver monitoring

REMS in the future following sufficient experience with FILSPARI and if supported by the data, there is no guarantee that the data will support this endeavor, or even if we believe it does, that the FDA will agree with it.
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
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We do not have, and do not expect to obtain, patent protection for the original formulation of Thiola. Additionally, although we have a license to a granted U.S. patent covering the treatment of cystinuria by administering Thiola EC with food (U.S. Patent No. 11,458,104, "the '104 patent”), as well as a pending U.S. patent application directed to Thiola EC, certain generic manufacturers have been able to obtain “skinny-label” approvals of generic versions of tiopronin EC as described below, and the pending U.S. patent application or any future patent application may not result in a granted patent covering Thiola EC. More generally, we may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. In addition, in certain circumstances with respect to method of use patents, an ANDA applicant may certify that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. On January 30, 2024, the FDA approved Torrent Pharmaceuticals Limited’s (Torrent) ANDA for Thiola EC (100mg and 300mg), and accordingly, Thiola EC is now subject to generic competition. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
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
For products we develop based on a new chemical entity not previously approved by the FDA, we expect that in addition to the protection afforded by our patent filings that we will be able to obtain five years regulatory exclusivity via the provisions of the Food, Drug, and Cosmetic Act ("FDC Act") and possibly seven years regulatory exclusivity via the orphan drug provisions of the FDC Act. In the case of sparsentan, the periods of regulatory exclusivity may, if certain conditions are satisfied, be extended by six months on the basis of pediatric exclusivity, thereby resulting in exclusivity periods of 5.5 years and 7.5 years, respectively. In addition, companies may be able to obtain up to five years patent term extension (to compensate for regulatory approval delay) for one patent covering such a product for its FDA-approved use. Such a patent, like the periods of regulatory exclusivity, also may be extended by a further six months on the basis of pediatric exclusivity if certain conditions are satisfied. While we have filed an application for patent term extension of U.S. Patent No. 9,993,461, which, if granted could extend the term of U.S. Patent No. 9,993,461 to October 2032, there is no guarantee that such patent term extension will be granted to such date, or at all. In addition, while we intend to seek pediatric exclusivity for FILSPARI based on our ongoing development efforts, which, if granted, could extend the term of such patent by an additional six months, the granting of pediatric exclusivity requires a series of regulatory interactions to reach agreement with the FDA, and there is no guarantee that our pediatric development efforts will support a path to pediatric exclusivity or that pediatric exclusivity will be granted by the FDA on a timeline that confers benefit on the term of patent coverage or regulatory exclusivity for FILSPARI, or at all.
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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), was signed into law, which intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been executive, judicial, Congressional, and political challenges and amendments to certain aspects of the PPACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any potential future healthcare reform measures of the Trump administration will impact the PPACA and our business.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. For example, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare (the "Medicare Drug Price Negotiation Program"), and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. HHS has and will continue to issue and update guidance as these programs are implemented. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
In addition, the current administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, Center for Medicare and Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before or perceived as preferred relative to any of our products, or that obtain preferential formulary and reimbursement status. Factors affecting competition in the pharmaceutical and therapeutic industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell therapeutics. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. In particular, the competitive landscape for IgAN is rapidly evolving and is expected to continue to evolve as multiple new modalities advance in development and potentially gain approval. Furthermore, although we believe that our orphan drug status and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render our products and product candidates noncompetitive. More detailed information is available under the heading “Competition” in Item 1 of Part I of this Annual Report on Form 10-K.

Furthermore, competitors could enter the market with generic versions of our products. For example, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in May 2021 and a second 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in June 2022. Also, as of December 31, 2024, several generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and become available.
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
We do not own or operate manufacturing facilities for clinical or commercial production of our products or product candidates. We have limited personnel with experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We outsource all manufacturing and packaging of our nonclinical, clinical, and commercial products to third parties. The manufacture of pharmaceutical products in general, and biologics in particular, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production and in maintaining required quality control. These problems include difficulties with production costs and yields and quality control, including stability of the product candidate.
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study evaluating pegtibatinase for the treatment of classical homocystinuria (HCU). The voluntary enrollment pause enables us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. We are making progress on necessary process improvements in manufacturing scale-up and currently anticipate that we should be in position to restart enrollment in the Phase 3 HARMONY Study in 2026. While we believe we will be able to successfully implement the necessary process improvements, there is no guarantee that we will be able to successfully implement the necessary process improvements on the anticipated timeline, or at all.
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
We face a variety of litigation-related liability risks. Our certificate of incorporation, bylaws, other applicable agreements, and/or Delaware law require us to indemnify (and advance expenses to) our current and past directors and officers and employees from reasonable expenses related to the defense of any action arising from their service to us, including circumstances under which indemnification is otherwise discretionary. While our directors and officers are included in a director and officer liability insurance policy ("D&O insurance"), which covers all our directors and officers in some circumstances, our insurance coverage does not cover all of our indemnification obligations and may not be adequate to cover any indemnification or other claims against us. In addition, the underwriters of our present coverage may seek to avoid coverage in certain circumstances based upon the terms of the respective policies. If we incur liabilities that exceed our coverage under our D&O insurance or incur liabilities not covered by our insurance, we would have to self-fund any indemnification amounts owed to our directors and officers and employees in which case our results of operations and financial condition could be materially adversely affected. Further, if D&O insurance becomes prohibitively expensive to maintain in the future, we may be unable to renew such insurance on economic terms or unable to renew such insurance at all. The potential lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business.

We may need substantial funding and may be unable to raise capital when needed.
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct later-stage clinical trials of our product candidates. In addition, in connection with the commercial launch of FILSPARI in the United States, we have begun to incur significant commercialization expenses and expect to continue to incur significant commercialization expenses for FILSPARI and any other future approved products, including for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. Our expenses have and may continue to increase as a result of inflation in the United States and abroad. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. General market conditions, including high interest rates and stock price volatility, actual or anticipated bank failures, new or increased tariffs, and ongoing issues arising global geopolitical tensions, including the wars and other armed conflicts, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all.
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
•general economic, industry and market conditions, including the impacts thereon of inflation and high interest rates, actual or anticipated bank failures, new or increased tariffs, wars, armed conflicts and global geopolitical tensions;
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
We are also subject to regulation by supranational, national, regional, state and local agencies and regulatory authorities, including but not limited to the FDA, the CMS, Department of Justice, the Federal Trade Commission, the HHS Office of Inspector General and other regulatory bodies. The FDC Act, Social Security Act, Public Health Service Act and other federal and state statutes and regulations, and comparable foreign regulatory acts, govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including nonclinical testing, clinical research, approval, production, labeling, sale, distribution, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government health care programs. Our manufacturing partners are subject to many of the same requirements.
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
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”), and as amended, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices, and affords California residents certain privacy rights related to their personal data, such as those noted herein. The CCPA allows for fines for certain noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, but these laws increase compliance costs and potential liability with respect to certain other personal data we maintain about residents in certain states. Similar laws are being considered in several other states, as well as at the local level, and we expect more jurisdictions to pass similar laws in the future.
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
Additionally, under various privacy laws and other obligations, we are required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, since we obtain consumer information from third parties through various methods, including via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (EU GDPR and UK GDPR, collectively "GDPR"), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, the GDPR imposes significant and complex burdens on processing personal data, which is relevant to our operations in the context of our conduct of clinical trials and is of interest to relevant regulators. Under the GDPR, government regulators can impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, or 4% of annual global revenue, whichever is greater. Further, under the GDPR, individuals may initiate litigation related to processing of their personal data, as well as consumer protection organizations authorized at law to represent data subjects' interests.
In addition, privacy advocates and industry groups around the world have proposed, and may propose, standards with which we are legally or contractually bound to comply, or may become subject to in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Additionally, we publish privacy policies, marketing materials and other statements, such as compliance with certain certifications, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent localization and cross-border transfer laws, which could make it more difficult to transfer information across jurisdictions or prevent us from conducting business in certain countries. Although there are currently various mechanisms that are used to transfer personal data from the EEA and UK to the United States in compliance with these laws, such as the EU Standard Contractual Clauses ("EU SCCs"), the UK’s International Data Transfer Agreement / International Data Transfer Addendum to the EU SCCs, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the applicable frameworks), these mechanisms may be subject to legal challenges, and there is no assurance that we can satisfy or rely on the Data Privacy Framework to lawfully transfer personal data to the United States.
If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe. Inability to import personal data from Europe to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with third parties with whom we work (such as CROs, service providers, contractors and other companies) that are subject to such cross-border data transfer or localization laws; the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.
In Europe, the Network and Information Security Directive (“NIS 2”) regulates the cyber resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Although NIS 2 has not yet been transposed into domestic law in Ireland, we may be required to comply with its provisions. Achieving compliance with NIS 2 may require significant investment of our time and resources.
Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating uncertainty. Additionally, these obligations are subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties with whom we work. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third party with whom we work to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including proceedings against us by governmental entities or others. If we or any of the third parties with whom we work fail to comply or are perceived to have failed to comply with applicable obligations, we or they could be subject to a range of regulatory actions, litigation (including class actions), or mass arbitration demands that could affect our or our partners' ability to commercialize our products and conduct necessary research and development, and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any threatened or actual government enforcement action or litigation could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Compliance with applicable federal, state, and foreign laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include significant criminal fines, civil monetary penalties, administrative penalties, disgorgement, exclusion from participation in federal health care programs, individual imprisonment, injunctions, recall or seizure of products, total or partial suspension of production, reputational harm, administrative burdens, interruption or cessation of clinical trials, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings, and the curtailment or restructuring of our operations, and other sanctions. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge, irrespective of the underlying merits of the challenge or the ultimate outcome of the matter, could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Moreover, clinical trial subjects and other individuals about whom we or the third parties with whom we work obtain personal data, as well as the third parties with whom we work who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
In the ordinary course of our business, we and the third parties with whom we work process proprietary, confidential, and sensitive data, including personal data (such as health-related data and data related to our clinical trials), intellectual property, and trade secrets (collectively, sensitive information).
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), "hacktivists", organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. For example, we work with third parties to support our business located in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including in Israel, where businesses have experienced an increase in cyberattacks in relation to the Israel/Hamas conflict. We and the third parties with whom we work are subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, ability to provide our products, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments). Additionally, hybrid and remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we have not in the past and may not in the future be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we have, and may in the future, experienced delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
Certain of the previously identified or similar threats have in the past, and may in the future, cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have in the past become aware of a security incident involving one of our CROs where limited business contact data was accessed by an unauthorized third party. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. We expend resources and may have to modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
Applicable data security and public company disclosure obligations require us, or we may voluntarily choose, to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators and investors, or to take other actions in certain circumstances, such as providing credit monitoring and identity theft protection services. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements, could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; loss of customer, investor or partner confidence in the effectiveness of our cybersecurity measures; monetary fund diversions; the expenditure of significant capital and other resources; diversion of management attention; interruptions in our operations (including availability of data); financial loss and other similar harms. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition, our insurance coverage may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices or that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
Risks related to the use of artificial intelligence technologies could adversely affect our business, financial condition and/or operating results.
Our employees and personnel use generative artificial intelligence, machine learning and other artificial intelligence technologies (together, “AI/ML”) to perform their work, and the disclosure and use of personal data in AI/ML technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI/ML. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI/ML in the future, it could make our business less efficient and result in competitive disadvantages. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing AI/ML, including the EU’s AI Act and the Colorado AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us and our employees and personnel to use AI/ML, lead to regulatory fines or penalties, require us to change our business practices or make changes to the AI/ML that we use, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
Additionally, sensitive information of the Company or our employees or other individuals could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of AI/ML technologies.
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
U.S. our federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. As of December 31, 2024, we had federal NOL carryforwards of $223.8 million. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We continue to evaluate potential historical ownership changes and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for increased future disclosures, we may be perceived by certain stakeholders as not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC adopted rules designed to enhance and standardize climate-related disclosures, which have been stayed pending judicial review. If these rules or other climate-related disclosures rules become effective, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price.
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
In addition, we rely on third-party manufacturers, some of whom are located in China, to manufacture API for FILSPARI and certain of our product candidates. Any disruption in production or inability of our manufacturers in China to produce or ship adequate quantities to meet our needs, whether as a result of a natural disaster or other causes (such as staffing shortages, or a health epidemic or pandemic), could impair our ability to meet commercial demand for FILSPARI, to operate our business on a day-to-day basis and to continue our research and development of our product candidates. In addition, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments (such as tariffs on products or materials that we use that are manufactured in China), political unrest or unstable economic conditions in China. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position.
If material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could adversely affect our stock price and result in an inability to maintain compliance with applicable stock exchange listing requirements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If material weaknesses in our internal control over financial reporting are discovered or occur in the future, or if we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures for any reason, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses and negatively impact the price of our common stock. In addition, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer as a result of any material weakness in our internal controls, and this could cause a decline in the market price of our stock. Any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results, result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm, and harm our reputation.
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
As of December 31, 2024, we had approximately $385 million of total debt outstanding, of which $69 million is classified as current and $316 million is classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
The global credit and financial markets have experienced extreme volatility and disruptions, including as a result of inflation and high interest rates, bank failures, new or increased tariffs, wars, armed conflicts and global geopolitical tension, and may experience disruptions in the future. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.
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
Various members of our management team, IT department and other employees, including but not limited to the individuals on our cybersecurity incident management team, help identify, assess and manage our cybersecurity threats and risks, with the assistance of a third-party IT managed service provider. We manage, identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example: through the use of automated tools in certain environments, including but not limited to tools for monitoring, geolocation, remote wiping, threat detection, intrusion detection and prevention (including through the use of machine learning, a form of artificial intelligence), patch management, distributed denial of service (DDoS) protection and forensics; conducting (directly or through third parties) regular audits and threat assessments for internal and external threats; subscribing to reports and services that identify cybersecurity threats; analyzing reports of certain threats and actors; conducting vulnerability assessments in certain environments to identify vulnerabilities; evaluating our and our industry’s risk profile; conducting tabletop incident response exercises; and evaluating certain threats reported to us.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plans and procedures, disaster recovery/business continuity plans, risk assessments, implementation of security standards and certifications, encryption of certain data, network security controls on certain networks, data segregation, Wi-Fi segregation, access controls for certain environments, physical security, asset management, tracking and disposal, systems monitoring, vendor risk management program, employee training and penetration testing.
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
We use third-party service providers to perform a variety of functions throughout our business, including but not limited to application providers, hosting companies, contract manufacturing organizations and contract research organizations. We have a vendor management program to oversee, identify and manage cybersecurity risks associated with our use of certain of these providers. The program includes a risk assessment for vendors that may include, depending on the vendor and nature of services being performed, security questionnaires, review of the vendor's written security program, review of security assessments, audits and reports, vulnerability scans related to the vendor, security assessment calls with the vendor's security personnel, and the imposition of certain contractual obligations on the vendor, among other elements, in accordance with the processes outlined in our internal vendor selection, management, and oversight process policy and other internal guidelines. More specifically, the level of assessment may depend on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider.
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
Governance
Our Nominating / Corporate Governance Committee has oversight of our cybersecurity risk management program and reports to our board of directors on cybersecurity matters.
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
Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including in some cases to our executive team. Our cybersecurity incident management team, and other individuals as needed, work to help us mitigate and remediate cybersecurity incidents of which we are notified. In addition, our incident response processes include a procedure for reporting certain cybersecurity incidents to the board of directors and/or the Nominating / Corporate Governance Committee.

The Nominating / Corporate Governance Committee receives regular reports from management concerning our cybersecurity risk management program, and also receives various summaries and/or presentations related to cybersecurity threats, risks and mitigation.
ITEM 2.    PROPERTIES
As of December 31, 2024, we leased the following locations to conduct our business:

Location	Address	Lease Expiration	Square Feet
San Diego, California	3611 Valley Centre Drive, Suite 300	August 31, 2028	103,677
Dublin, Ireland	3 Mount Street Crescent, 2nd Floor	September 30, 2027	1,960
In November 2024, we entered into an arrangement to sublet 26,455 square feet of our San Diego office space beginning in January 2025 and ending in August 2028. Effective January 31, 2025, we have assigned our lease for the Dublin office to a third party.
We believe our current facilities are adequate to conduct our business.
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
As of February 18, 2025, we had approximately 173 holders of record of our common stock.
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

Travere Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis of our financial condition and results of operations for 2024 as compared to 2023 are discussed below and should be read in conjunction with our audited Consolidated Financial Statements, including the notes thereto. For a discussion of our financial condition and results of operations for 2023 as compared to 2022, except as set forth below, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, which discussion is incorporated by reference herein.
Overview
We are a biopharmaceutical company headquartered in San Diego, California, focused on identifying, developing and delivering life-changing therapies to people living with rare kidney and metabolic diseases. Our approach centers on advancing our innovative pipeline with multiple late-stage clinical programs targeting rare diseases with significant unmet medical needs. Upon approval of any of our late-stage programs, we intend to leverage the skills of our talented commercial organization which has successfully identified, supported and treated patients prescribed our approved products for over ten years.
FILSPARI® (sparsentan)
On September 5, 2024, the FDA granted full approval of FILSPARI® (sparsentan) to slow kidney function decline in adults with primary Immunoglobulin A nephropathy (IgAN) who are at risk of disease progression. FILSPARI had previously been granted accelerated approval in February 2023 based on the surrogate marker of proteinuria. Full approval was based on positive long-term confirmatory results from the PROTECT Study demonstrating that FILSPARI significantly slowed kidney function decline over two years compared to irbesartan.
FILSPARI is the only oral, once-daily, non-immunosuppressive medication that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression (endothelin-1 and angiotensin II).
The two-year efficacy data contained in the FDA-approved label is a modified intention to treat (ITT) analysis and evaluates data from all patients regardless of treatment discontinuation. In the final analysis of the 404 randomized patients, FILSPARI significantly reduced the rate of decline in kidney function from baseline to Week 110 compared to irbesartan. In the ITT analysis included in the label, the mean eGFR slope from baseline to Week 110 was -3.0 mL/min/1.73 m2/year for FILSPARI and -4.2 mL/min/1.73 m2/year for irbesartan, corresponding to a statistically significant treatment effect of 1.2 mL/ min/1.73 m2/year (p=0.0168). The positive treatment effects on proteinuria compared to the active control irbesartan that were observed at Week 36 were durable out to the two-year measurement period. Additional results from the PROTECT Study demonstrated the benefit of FILSPARI on absolute eGFR accrued over time and by Week 110 resulted in a 3.8 mL/min/1.73 m2 difference in the mean change from baseline between FILSPARI and irbesartan.
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

IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of up to 150,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to kidney failure within 15 years. FILSPARI is the first non-immunosuppressive therapy approved for IgAN and is the only oral, once-daily, non-immunosuppressive therapy approved for this condition that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression (endothelin-1 and angiotensin II). We estimate more than 70,000 patients in the United States to be addressable under FILSPARI's full approval indication.
Data to support the approval of FILSPARI was generated from the Phase 3 PROTECT Study, the largest head-to-head interventional study to date in IgAN. It is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial that evaluated the safety and efficacy of 400mg of sparsentan, compared to 300mg of irbesartan, in 404 patients ages 18 years and up with IgAN and persistent proteinuria despite available angiotensin converting enzyme (ACE) inhibitor or angiotensin receptor blockers (ARB) therapy, and is currently ongoing in the open label extension phase of the study.
FILSPARI is available only through a risk evaluation and mitigation strategy (REMS) approved by the FDA, regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for other approved endothelin antagonists, and a REMS for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. As part of the liver monitoring REMS, monthly monitoring of each patient is required for the first year the patient is on treatment, and quarterly thereafter. The Company submitted an sNDA for a potential modification to the frequency of liver monitoring for FILSPARI; the sNDA has been accepted for review by the FDA and assigned a PDUFA target action date of August 28, 2025.
In April 2024, we and our partner CSL Vifor announced that the European Commission has granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The CMA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. The European Commission's decision follows the positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in February 2024, based on results from the pivotal Phase 3 PROTECT Study of FILSPARI in IgAN. Under the terms of our license agreement with CSL Vifor, we will be entitled to receive a regulatory milestone payment of $17.5 million upon receipt of full regulatory approval by the European Commission for IgAN, and we anticipate receiving an additional milestone payment upon achievement of market access initiatives in certain countries. CSL Vifor submitted an application for full regulatory approval in the second quarter of 2024. The decision on full regulatory approval, if positive, will convert the CMA to a standard Marketing Authorization (“MA”). FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, we and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). In November 2024, the Medicines and Healthcare products Regulatory Agency (MHRA) approved FILSPARI in the United Kingdom.
In January 2024, we announced our entry into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. Renalys will hold regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, in the second quarter of 2024 Renalys initiated an open label registration study of sparsentan in Japan to support potential approval of sparsentan in Japan. In July 2024, Renalys announced that the first patient was dosed in the study, and in January 2025, Renalys announced achievement of full enrollment in the study. Results from the urine protein/creatinine ratio (UP/C) endpoint in the study are expected in the second half of 2025 to support a submission for approval to PMDA. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy as of November 27, 2024. Under the terms of the licensing agreement, Renalys will be responsible for development, regulatory matters, and commercialization in the licensed territories.
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
In May 2023, we announced topline primary efficacy results from the pivotal Phase 3 DUPLEX Study of sparsentan in FSGS. The confirmatory primary endpoint of the DUPLEX Study designed to support traditional regulatory approval was the rate of change in eGFR over 108 weeks of treatment. At the end of the 108-week double-blind period, sparsentan was observed to have a 0.3 mL/min/1.73m2 per year (95% CI: -1.74, 2.41) favorable difference on eGFR total slope and a 0.9 mL/min/1.73m2 per year (95% CI: -1.27, 3.04) favorable difference on eGFR chronic slope compared to the active control irbesartan, which was not statistically significant. After 108 weeks of treatment, sparsentan achieved a mean reduction in proteinuria from baseline of 50%, compared to 32% for irbesartan. Although the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan, we are encouraged by the results, including the pre-specified secondary endpoints on proteinuria and exploratory endpoints, including renal outcomes, which trended favorably for sparsentan. In addition, a review of the safety results through 108 weeks of treatment indicate sparsentan was generally well-tolerated and the overall safety profile in the study to date was generally consistent between treatment groups.
In December 2023, we announced that we completed a planned Type C meeting with the FDA to discuss results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. The FDA acknowledged the work being done by the larger nephrology community to better understand proteinuria and eGFR as endpoints in clinical trials of FSGS and indicated a willingness to continue to engage with us on a potential path forward for sparsentan in FSGS following our consideration of additional evidence. Subsequently, a collaborative international effort referred to as the PARASOL project was initiated with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. The PARASOL project is led by several patient advocacy organizations focused on glomerular diseases, with participation from regulators and industry representatives. The principal finding from PARASOL was that in FSGS, reduction in proteinuria over 24 months is strongly associated with a reduction in the risk of kidney failure, and responder definitions based on thresholds of proteinuria are both biologically plausible and strongly supported by epidemiological data. Following the recent PARASOL public workshop in which a multi-stakeholder group of rare kidney disease experts aligned around a potential proteinuria-based clinical trial endpoint for FSGS, we scheduled a Type C meeting with the FDA to discuss a potential regulatory pathway for a sparsentan FSGS indication. In February 2025, we announced that we had completed a Type C meeting with the FDA and that we plan to submit an sNDA around the end of the first quarter of 2025 seeking traditional approval of FILSPARI for FSGS. The sNDA will be based on existing data from the Phase 3 DUPLEX and Phase 2 DUET studies of FILSPARI.
Together with CSL Vifor, we also plan to engage with the EMA to determine the potential for a subsequent variation to the Conditional Marketing Authorization (CMA) of sparsentan for the treatment of FSGS, if the MAA for full approval of sparsentan in IgA nephropathy is approved.
Under the terms of our exclusive license to CSL Vifor, CSL Vifor is responsible for all commercialization activities in its licensed territories. We remain responsible for the clinical development of sparsentan in the applicable territories. If sparsentan receives marketing authorization in any of the territories covered by the exclusive license to Renalys, Renalys will be responsible for all development, regulatory matters, and commercialization activities in such licensed territories. We will retain all rights to sparsentan in the United States and rest of world outside of the territories licensed to CSL Vifor and Renalys, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada, China, Brazil and/or Mexico.
Pegtibatinase
Pegtibatinase is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria (HCU). Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system complications. We estimate that there are approximately 7,000 to 10,000 addressable HCU patients globally. Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union.
In December 2021, we announced positive topline results from the Phase 1/2 COMPOSE Study, a double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. Pegtibatinase demonstrated dose-dependent reductions in total homocysteine (tHcy) during the 12 weeks of treatment, and in the highest dose cohort to date evaluating 1.5 mg/kg of pegtibatinase twice weekly (BIW), treatment with pegtibatinase resulted in rapid and sustained reductions in total homocysteine (tHcy) through 12 weeks of treatment, including a 55.1% mean relative reduction in tHcy from baseline as well as maintenance of tHcy below a clinically meaningful threshold of 100 μmol. Additionally, in a dose-dependent manner in the study to date, methionine levels were substantially reduced and cystathionine levels were substantially elevated following treatment with pegtibatinase, suggesting that pegtibatinase acts in a manner similar to the native CBS enzyme.

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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause enables us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. Patients currently enrolled in pegtibatinase studies continue to receive study medication from small scale batches which are unaffected by the scale-up process. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials they are participating in. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. We are making progress on necessary process improvements in manufacturing scale-up and currently anticipate that we should be in position to restart enrollment in the Phase 3 HARMONY Study in 2026.
We acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
Preclinical Program:
We are party to a collaboration agreement with PharmaKrysto Limited and their early-stage cystinuria discovery program, whereby we are responsible for funding all research and development expenses for the pre-clinical activities associated with the cystinuria program.
Other Commercial Products:
Thiola and Thiola EC (tiopronin)
Thiola and Thiola EC are approved by the FDA for the treatment of cystinuria, a rare genetic cystine transport disorder that causes high cystine levels in the urine and the formation of recurring kidney stones. Due to the larger stone size, cystine stones may be more difficult to pass, often requiring surgical procedures to remove. More than 80 percent of people with cystinuria develop their first stone by the age of 20. More than 25 percent will develop cystine stones by the age of 10. Recurring stone formation can cause loss of kidney function in addition to substantial pain and loss of productivity associated with renal colic and stone passage. While a portion of people living with the disease are able to manage symptoms through diet and fluid intake, the prevalence of cystinuria in the U.S. is estimated to be 10,000 to 12,000, indicating that there may be as many as 4,000 to 5,000 affected individuals with cystinuria in the U.S. that would be candidates for Thiola or Thiola EC.
In June 2019 we announced that the FDA approved 100mg and 300mg tablets of Thiola EC, an enteric-coated formulation of Thiola, to be used for the treatment of cystinuria. Thiola EC offers the potential for administration with or without food, and the ability to reduce the number of tablets necessary to manage cystinuria. Thiola EC became available to patients in July 2019.
In May 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted our sales, and these or additional generic versions of either formulation could have a material adverse impact on sales. As of December 31, 2024, several generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and become available. Accordingly, Thiola EC is subject to generic competition.
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
Strategic Reorganization
In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring adjustments are expected to result in an estimated annualized savings of approximately $25.0 million beginning in 2024. As of December 31, 2024, we have incurred total non-recurring charges of $13.8 million in connection with the restructuring, and are no longer incurring restructuring expenses.
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
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to its customers, health care providers, payers and other indirect customers relating to the sale of our products. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration to which we will be entitled. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). Calculating these provisions involves estimates and judgements. Where appropriate, these reserves take into consideration our historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the provisions, we will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. For the years ended December 31, 2024 and 2023, the Company recorded adjustments to net product revenue of $0.5 million and $0.4 million, respectively, related to performance obligations satisfied in previous periods.
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
Other Fees: We pay service fees to certain customers based on a contractually fixed percentage of the wholesale acquisition cost and fees for data. Other fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.
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
Payments received under collaboration and licensing agreements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and royalties on the sale of products. At the inception of arrangements that include milestone payments, we use judgement to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are considered to be constrained due to a high degree of uncertainty and are not included in the transaction price until such uncertainty is resolved. At the end of each reporting period, we re-evaluate the probability of achievement of development milestones and any related constraint and adjust the estimate of the overall transaction price, if necessary. As of December 31, 2024, our evaluation concluded that all such milestones associated with our collaboration and licensing agreements remained constrained and therefore no adjustment to the respective transaction price was necessary. We recognize aggregate sales-based milestones and royalty payments from product sales of which the license is deemed to be the predominant item to which the royalties relate, at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied.
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
Expenses related to clinical trials are accrued based on our estimates of the progress of services performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials or the delivery of goods. We currently have four Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials that are significant and changes in estimates could have a material impact on expenses we recognize.
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
We are subject to generic competition, and if additional generic versions of Thiola and Thiola EC, any generic versions of FILSPARI following the expiration of patent or regulatory exclusivity for the product, or any of our current or future products, are approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on the recoverability of certain related intangible assets. Generic versions of Thiola and Thiola EC have been approved, and these or additional generic versions of either formulation could have a material adverse impact on sales and the recoverability of the intangible assets depending on the timing of the market entry and the related impact on net sales.
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
The following table provides information regarding revenue, including net product sales and license and collaboration revenue (in thousands):

	Year Ended December 31,
	2024	2023	Change
FILSPARI	$132,222	$29,208	$103,014
Tiopronin products	94,485	98,329	(3,844)
Total net product sales	226,707	127,537	99,170
License and collaboration revenue	6,468	17,701	(11,233)
Total revenue	$233,175	$145,238	$87,937
Net product sales
The $99.2 million increase in total net product revenues for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to growth in sales of FILSPARI, including a full twelve months of sales in 2024, following the February 2023 launch. The decrease in net sales of our tiopronin products was a driven by increased competition.
License and collaboration revenue
The decrease in license and collaboration revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a $8.5 million decrease in collaboration revenue associated with the CSL Vifor License Agreement due to a decrease in amortization of deferred revenue, and the $3.3 million sale of active pharmaceutical ingredients to CSL Vifor in March 2023. We estimate that the remainder of the deferred revenue balance associated with these clinical development activities, $2.8 million, will be fully realized by mid-2025. We recognize costs for clinical development activities in research and development; costs related to sale of active pharmaceutical ingredients are recognized in cost of goods sold.

Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Year Ended December 31,
	2024	2023	Change
Cost of goods sold - product sales	$7,446	$8,406	$(960)
Cost of goods sold - license and collaboration	298	3,044	(2,746)
Total cost of goods sold	7,744	11,450	(3,706)
Research and development	217,496	244,990	(27,494)
Selling, general and administrative	264,119	265,542	(1,423)
In-process research and development	65,205	—	65,205
Restructuring	2,438	11,394	(8,956)
Total operating expenses	$557,002	$533,376	$23,626
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI in research and development expenses. For the year ended December 31, 2024, sales of FILSPARI primarily consisted of zero-cost inventories, and therefore cost of goods sold did not increase proportionally to the increase in product sales. As of December 31, 2024, we had $2.3 million of zero-cost inventory remaining, the majority of which we expect will be consumed in 2025.
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
For the year ended December 31, 2024 compared to the year ended December 31, 2023, our cost of goods sold - license and collaboration decreased by $2.7 million, primarily due to the sale of active pharmaceutical ingredients to CSL Vifor in the first quarter of 2023.
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
We currently have four Phase 3 clinical trials in process that are in various stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on the all the factors set forth above and may fluctuate significantly from quarter to quarter and year to year.
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

The following table provides information regarding research and development expenses (in thousands):

	For the Year Ended December 31,
	2024	2023	Change
External service provider costs:
Sparsentan	$58,023	$91,702	$(33,679)
Pegtibatinase	68,280	50,780	17,500
General and other product candidates	17,350	17,850	(500)
Total external service provider costs	143,653	160,332	(16,679)
Internal personnel costs	73,843	84,658	(10,815)
Total research and development	$217,496	$244,990	$(27,494)
For the year ended December 31, 2024 compared to the year ended December 31, 2023, our research and development expenses decreased by $27.5 million. Internal personnel costs to support all programs decreased by $10.8 million, primarily as a result of restructuring initiatives. External service provider costs decreased by $16.7 million, which was largely driven by a decrease in costs associated with the development of sparsentan as our Phase 3 programs advance towards completion, offset by an increase in costs associated with the development of pegtibatinase following the December 2023 initiation of the Phase 3 HARMONY Study.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
In-process research and development expense
In March 2024, we recognized a non-recurring $65.2 million charge in in-process research and development (IPR&D) expense upon the achievement of a development milestone associated with our treatment candidate pegtibatinase, which was paid during the second quarter of 2024 and recorded within investing activities in the Consolidated Statements of Cash Flows. We acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
Restructuring expenses
In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring initiatives were expected to result in an estimated non-recurring charge of approximately $12.0 million to $14.0 million, the majority of which was recognized in the fourth quarter of 2023. Of the $13.8 million recognized to date, $2.4 million was recognized during the year ended December 31, 2024, including $1.2 million related to impairment and disposal costs and initial direct costs to obtain a sublease. Restructuring costs were primarily comprised of one-time termination benefits, including severance, continuation of health insurance coverage, and other benefits for a specified period of time. In 2024, we recognized charges for impairment of operating lease right-of-use assets and related leasehold improvements, as well as disposal costs on furniture and fixtures associated with available office space that we decided to sublease as a result of the reduction in occupancy. As of December 31, 2024, we are no longer incurring restructuring expenses.
Other Income/Expenses
Other income/expenses consists of interest income and expense, finance expense and miscellaneous other income/expenses.
The following table provides information regarding other income (expenses) (in thousands):

	Year Ended December 31,
	2024	2023	Change
Interest income	$17,817	$21,768	$(3,951)
Interest expense	(11,182)	(11,334)	152
Other (expense) income, net	(3,318)	1,594	(4,912)
Total other income (expense), net	$3,317	$12,028	$(8,711)

The $8.7 million change in our total other income (expense), net for the year ended December 31, 2024 compared to the year ended December 31, 2023, is primarily attributable to a $4.0 million decrease in interest income in 2024. Additionally, for the year ended December 31, 2024, we recognized $3.4 million in other expense in connection with our equity investment in Renalys, related to its characterization as IPR&D as measured at inception.
Discontinued Operations
Results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
(Loss) income from discontinued operations, net of tax	$(915)	$264,934	$(265,849)
The $265.8 million change in (loss) income from discontinued operations, net of tax for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily due to the August 31, 2023 sale of our bile acid business, which resulted in a gain, net of tax, of $226.0 million. The gain consists of net consideration, including the upfront payment and the deduction of investment banker fees owed upon the Closing, plus the derecognition of the carrying value of the net liabilities included in the transaction and the immaterial tax due on the sale.
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
For the years ended December 31, 2024 and 2023, we had the following balances and financial performance (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$58,535	$58,176
Marketable debt securities, at fair value	$312,166	$508,675
Convertible debt	$378,988	$377,263
Accumulated deficit	$(1,447,167)	$(1,125,622)
Stockholders' equity	$59,077	$200,810
Net working capital*	$215,951	$438,867
Net working capital ratio**	2.08	3.47
* Current assets less current liabilities **Current assets divided by current liabilities

As of December 31, 2024, we had cash and cash equivalents of $58.5 million and available-for-sale marketable debt securities of $312.2 million. Substantial sources of funds since the beginning of 2024, as summarized further below, include net proceeds of $134.7 million from an underwritten public offering of our common stock.
Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, anticipated milestone payments, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the launch of FILSPARI and the anticipated repayment of the outstanding principal of approximately $68.9 million on the 2025 Notes which mature on September 15, 2025. Sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, and certain earned and potential milestone payments. We anticipate achieving milestones with FILSPARI that will result in us receiving payments of approximately $17.5 million during the next 12 months, with the potential for additional milestone payments depending on timing and outcomes that are currently uncertain.
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
Purchase Agreement Proceeds
Sale of Bile Acid Product Portfolio
In July 2023, we entered into the Purchase Agreement with Mirum, pursuant to which Mirum agreed to purchase substantially all of the assets primarily related to our business of development, manufacture and commercialization of the Products, which comprised our bile acid business. Upon the Closing of the transaction on August 31, 2023, we received an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, we are eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products.
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
See Note 4 to Consolidated Financial Statements for further discussion.
Licensing Agreement with Renalys
In January 2024, our license agreement with Renalys Pharma, Inc. came into effect. Under the terms of the agreement, we granted an exclusive license to Renalys for the commercialization of sparsentan in Japan and other countries in Asia. Pursuant to the terms of the agreement, we are eligible to receive up to $120.0 million in regulatory, development and sales-based milestone payments. We are also entitled to receive tiered double-digit to mid-20 percent royalties of annual net sales of sparsentan in the licensed territories. In addition, we received an option to purchase shares of common stock of Renalys (“Option Agreement”), which we exercised in January 2024. We also have the option to purchase all equity securities of Renalys at any time prior to the top-line results of the Phase 3 trial in Japan (“Buyout Right”).

Equity Offerings
2024 Underwritten Public Offering of Common Stock
In November 2024, we sold an aggregate of approximately 9.0 million shares of our common stock in an underwritten public offering, at a price to the public of $16.00 per share of common stock. The net proceeds to us from the offering, after deducting the underwriting discounts and offering expenses, were approximately $134.7 million.
2023 Underwritten Public Offering of Common Stock
In February 2023, we sold an aggregate of approximately 9.7 million shares of our common stock and pre-funded warrants to purchase 1.25 million shares of our common stock in an underwritten public offering, at a price to the public of $21.00 per share of common stock and $20.9999 per pre-funded warrant. The pre-funded warrants are exercisable immediately, subject to certain beneficial ownership limitations which can be modified by the respective holders with at least 61 days' notice, and are exercisable for one share of our common stock. The exercise price of each pre-funded warrant is $0.0001 per share of common stock. The net proceeds to us from the offering, after deducting the underwriting discounts and offering expenses, were approximately $215.8 million. All of the pre-funded warrants were exercised in the third quarter of 2024, resulting in the issuance of 1.25 million shares of our common stock.
At-the-Market Equity Offering
In October 2024, we filed a prospectus supplement to the prospectus included in our registration statement on Form S-3 (File No. 333-281194), pursuant to which we may offer and sell, from time to time through Jefferies LLC, as agent (“Jefferies”), up to $100.0 million of our common stock pursuant to an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies dated October 2024. We did not sell any shares under the ATM Agreement during the year ended December 31, 2024.
Operating Leases
Future Minimum Rental Commitments
As of December 31, 2024, we have future minimum rental commitments totaling $25.4 million arising from our operating leases. These commitments represent the aggregate base rent through August 2028.
See Note 18 to Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through December 31, 2024, we have capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement, which includes a $5.8 million regulatory milestone payment to Ligand (and Bristol-Myers Squibb Company ("BMS")) in the second quarter of 2024. Following commercialization of sparsentan or any products containing related compounds, we are obligated to pay to Ligand an escalating royalty between 15% and 17% of net sales of all such products, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the year ended December 31, 2024, we capitalized $20.3 million to intangible assets for royalties owed on net sales of FILSPARI.
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

Mission License Agreement
In 2014, we entered into a license agreement with Mission Pharmacal ("Mission"), pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola ("Mission License Agreement"). Under the terms of the Mission License Agreement, as subsequently amended, which runs through May 2029, we are obligated to pay to Mission the greater of $2.1 million, representing the guaranteed minimum royalty, or 20% of our Thiola net sales generated globally during each calendar year.
See Note 9 to Consolidated Financial Statements for further discussion.
Acquisition of Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. We acquired Orphan by purchasing all of its outstanding shares. Under the Stock Purchase Agreement ("the Agreement"), we agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the U.S. and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted. We made a $65.0 million payment to Orphan in the second quarter of 2024 following the achievement of a development milestone.
Stock Purchase and Collaboration Agreement with PharmaKrysto
On March 8, 2022, we entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company related to PharmaKrysto's early-stage cystinuria discovery program, and concurrently therewith entered into a Stock Purchase Agreement with PharmaKrysto (together, the "Agreements"). Pursuant to the terms of the Agreements, we acquired 5% of the outstanding common shares and are required to purchase an additional 5% of the outstanding common shares for $1.0 million upon the occurrence of a specified pre-clinical milestone. The Agreements also require us to fund all research and development expenses for the pre-clinical activities associated with the cystinuria program, which are expected to be approximately $5.0 million. In addition, the Agreements grant us an option to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone prior to expiration of the option on March 8, 2025. If we elect to exercise the option, we would be required to perform commercially reasonable clinical diligence obligations. In addition, we would be required to make cash milestone payments totaling up to an aggregate $16.0 million upon the achievement of certain development and regulatory milestones, plus tiered royalty payments of less than 4% on future net sales of a product, if approved. We have the right to terminate the Agreements and sell the shares back for a nominal payment at any time upon 60 days' notice, subject to survival of contingent obligations, if any.
See Note 5 to Consolidated Financial Statements for further discussion.
French Rebate Accrual
In October 2021, our distributor in France for our previously marketed product Kolbam informed us that they had received a notice that the price previously paid for Kolbam during its period on the market in France had been recalculated by the agency responsible for pharmaceutical pricing in France. As of December 31, 2023, $5.4 million for estimated amounts to be repaid was recorded in Accrued Expenses in the Consolidated Balance Sheets. In October 2024, we received an invoice from the government authority in the amount of $6.2 million (€5.6 million) for reimbursement of amounts previously paid for Kolbam, which we paid in November 2024. We have appealed the pricing decision and will pursue an appeal of the amount paid with the Competent Administrative Court.
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

Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. On March 11, 2022, coinciding with the issuance of the 2029 Notes, we completed our repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of December 31, 2024 was $68.9 million. The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
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

Cash Flows from Continuing Operations
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash used in operating activities - continuing operations	$(230,024)	$(325,357)	$(260,846)
Net cash provided by (used in) investing activities - continuing operations	99,325	(151,626)	(32,553)
Net cash provided by financing activities - continuing operations	139,422	220,134	120,052
Cash flows from continuing operations	8,723	(256,849)	(173,347)
Cash flows from discontinued operations	(7,451)	251,356	72,076
Effect of exchange rate changes on cash	(913)	1,981	(2,794)
Net increase (decrease) in cash and cash equivalents	359	(3,512)	(104,065)

Cash and cash equivalents, beginning of year	58,176	61,688	165,753
Cash and cash equivalents, end of year	58,535	58,176	61,688
Marketable debt securities, at fair value	312,166	508,675	388,557
Total cash and cash equivalents and marketable debt securities	$370,701	$566,851	$450,245
Management considers marketable debt securities to be available to fund current operations, and they are classified as available for sale and included within current assets in our Consolidated Balance Sheets. Therefore, cash and short-term investments available to fund operations is $370.7 million as of December 31, 2024.
Cash Flows from Operating Activities
Cash used in operating activities from continuing operations for the year ended December 31, 2024 was $230.0 million compared to cash used of $325.4 million for the year ended December 31, 2023. The decrease in cash used was due to a $99.2 million increase in total net product sales, along with a decrease in operational spending as a result of the restructuring plan initiated in December 2023.
Cash Flows from Investing Activities
Cash provided by investing activities from continuing operations for the year ended December 31, 2024 was $99.3 million compared to cash provided of $151.6 million for the year ended December 31, 2023. The change was due to a decrease in net purchases of marketable debt securities, offset by a $65.0 million payment to Orphan in the second quarter of 2024 following the achievement of a development milestone.
Cash Flows from Financing Activities
Cash provided by financing activities from continuing operations for the year ended December 31, 2024 was $139.4 million compared to cash provided of $220.1 million for the year ended December 31, 2023. The change was due to the November 2024 issuance of common stock through an underwritten public offering that provided $134.7 million in net proceeds, compared to $215.8 million in net proceeds from the March 2023 issuance of common stock and pre-funded warrants.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to changes in interest rates. As of December 31, 2024, we had cash equivalents and marketable debt securities of approximately $370.7 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $1.7 million impact on our investments.

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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2024. Ernst & Young LLP ("EY"), our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2024, which is included herein.
Changes in Internal Control Over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the fourth quarter of 2024 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Travere Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Travere Therapeutics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Travere Therapeutics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Diego, California
February 20, 2025

ITEM 9B.    OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended December 31, 2024, our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Regulation S-K, Item 408, set forth below:
Trading Arrangements Adopted:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Expiration Date (2)
Timothy Coughlin, member of our Board of Directors	November 15, 2024	Rule 10b5-1 Trading Arrangement	Up to 40,000 shares (3)	March 31, 2025
Gary Lyons, chair of our Board of Directors	December 17, 2024	Rule 10b5-1 Trading Arrangement	Up to 8,000 shares (4)	June 6, 2025
Jeffrey Meckler, member of our Board of Directors	December 17, 2024	Rule 10b5-1 Trading Arrangement	Up to 8,000 shares (4)	June 9, 2025

1	Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “Rule”).
2	Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales and (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
3	Consists of shares of underlying stock options expiring in March 2025.
4	Consists of shares of underlying stock options expiring in June 2025.
Trading Arrangements Modified or Terminated:
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item and not included below will be contained under the captions "Election of Directors" and "Information Regarding the Board of Directors and Corporate Governance", in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2024 (the "Proxy Statement"). Such information is incorporated herein by reference.
Our Board of Directors consists of the following members:
Roy D. Baynes, M.D., Ph.D. has served as a director of the Company since June 2016. Since July 2022, Dr. Baynes has served as Executive Vice President and Chief Medical Officer of Eikon Therapeutics, Inc., a privately-held biotechnology company. Prior to Eikon Therapeutics, Inc., until April 2022 he served as Senior Vice President and Head of Global Clinical Development at Merck Research Laboratories, the research division of Merck and Co., Inc., commencing in December 2013 and as Chief Medical Officer of Merck and Co, Inc., a global healthcare company, commencing in July 2016. Prior to his roles at Merck, Dr. Baynes served as Senior Vice President of Oncology, Inflammation and Respiratory Therapeutics at Gilead Sciences, Inc., a biopharmaceutical company, from January 2012 to December 2013. Prior to Gilead, Dr. Baynes held positions of increasing responsibility at Amgen Inc., a biotechnology company, including Vice President of Global Clinical Development and Therapeutic Area Head for Hematology/Oncology. Before joining Amgen, Dr. Baynes was the Charles Martin Professor of Cancer Research at the Barbara Ann Karmanos Cancer Institute, a National Cancer Institute-designated Comprehensive Cancer Center, at Wayne State University. Dr. Baynes has authored more than 150 publications and is a member or fellow of several international medical societies. Dr. Baynes currently serves on the Board of Directors of Natera, Inc., a genetic testing and diagnostics company, and on the Board of Directors of Aardvark Therapeutics, Inc., a biopharmaceutical company. Dr. Baynes also currently serves on the Board of Directors of CatalYm GmbH, a privately-held Germany based biotechnology company, and on the Board of Directors of Adcendo, a privately held Denmark based biotechnology company. Previously he served on the Board of Directors of Atara Biotherapeutics, Inc., a T-cell immunotherapy company. Dr. Baynes received his medical degree and doctorate in philosophy from the University of the Witwatersrand in South Africa, and completed his medical training in the Department of Hematology and Oncology at Johannesburg Hospital.
Suzanne Bruhn, Ph.D. has served as a director of the Company since April 2020. Since November 2023, Dr. Bruhn has served as Chief Executive Officer of The Charcot-Marie-Tooth Association (CMTA), a nonprofit patient advocacy organization dedicated to finding a cure for CMT, a rare, debilitating peripheral neuropathy. Previously, from May 2019 to December 2023, Dr. Bruhn served as the President and Chief Executive Officer of Tiaki Therapeutics Inc., a biotechnology company. Dr. Bruhn served as President and Chief Executive Officer of Proclara Biosciences, Inc., a biotechnology company, from April 2017 to September 2018, and as President and Chief Executive Officer of Promedior, Inc., a biotechnology company, from May 2012 to November 2015. Currently, Dr. Bruhn serves on the Boards of Directors of Pliant Therapeutics, Inc., Vigil Neuroscience, Inc., and Mind Medicine Inc. (MindMed). Previously, Dr. Bruhn served as a member of the Board of Directors of Raptor Pharmaceuticals Corp., a pharmaceutical company, from April 2011 until it was acquired by Horizon Pharma plc in October 2016, as a member of the Board of Directors of Novelion Therapeutics, Inc., a biopharmaceutical company, from October 2017 to January 2020, as a member of the Board of Directors of Aeglea BioTherapeutics, Inc., a clinical stage biotechnology company, from February 2017 to August 2020, and on the Board of Directors of Avalo Therapeutics, Inc. (formerly Cerecor, Inc.), a biopharmaceutical company from April 2020 to November 2021. Earlier in her career Dr. Bruhn served in roles of increasing responsibility at Shire Human Genetic Therapies (formerly Transkaryotic Therapies), including Senior Vice President, Strategic Planning and Program Management. Dr. Bruhn received her B.S. degree in Chemistry from Iowa State University and her Ph.D. in Chemistry from Massachusetts Institute of Technology.
Timothy Coughlin has served as a director of the Company since March 2015. Mr. Coughlin is the former Chief Financial Officer of Neurocrine Biosciences, Inc., a biopharmaceutical company that received FDA approval for INGREZZA® (valbenazine) and ORILISSA® (elagolix), both of which were discovered, developed and commercially launched during his tenure at Neurocrine from 2002 to 2018. Mr. Coughlin currently serves on the board of directors of Fate Therapeutics, Inc., and as the Chair of the Board of Directors of aTyr Pharma, Inc., both biotechnology companies, and previously served on the Board of Directors of Peloton Therapeutics, Inc. prior to its sale to Merck in 2019. Prior to joining Neurocrine, he was with Catholic Health Initiatives, a nationwide integrated healthcare delivery system, where he served as Vice President, Financial Services. Earlier in his career Mr. Coughlin served as a Senior Manager in the Health Sciences practice of Ernst & Young LLP and its predecessors. Mr. Coughlin holds a master's degree in international business from San Diego State University and a bachelor’s degree in accounting from Temple University. Mr. Coughlin is a certified public accountant in both California and Pennsylvania.
Eric Dube, Ph.D. has served as President and Chief Executive Officer of the Company and as a member of our board of directors since January 2019. Previously, Dr. Dube served as the Head of North America of ViiV Healthcare Limited, a pharmaceuticals company, since January 2018. From June 2015 to December 2017, Dr. Dube served as Sr. Vice President and Head, Global Respiratory Franchise, of GlaxoSmithKline Pharmaceuticals plc (“GSK”), a pharmaceutical company. From February 2013 to May 2015, Dr. Dube served as Senior Vice President and Business Unit Head, Respiratory Japan of GSK. Earlier in his career, Dr. Dube held positions of increasing responsibility at GSK including senior leadership roles in Strategy, Planning & Operations, Oncology, Managed Markets and Marketing. Dr. Dube currently serves on the Board of Directors for the Biotechnology Innovation Organization (BIO). Previously, Dr. Dube served on the Board of Trustees for AIDS United, on the Board of Directors for Biocom California, and on the Board of Directors for Reneo Pharmaceuticals, Inc. Dr. Dube holds a B.S. from Santa Clara University and a M.A. and Ph.D. from Cornell University.
Gary Lyons has served as a director of the Company since October 2014 and Chair of the Company since May 2016. Mr. Lyons was the founding President and Chief Executive Officer of Neurocrine Biosciences, Inc. and he remains a member of its Board of Directors. Prior to joining Neurocrine, Mr. Lyons held a number of senior management positions at Genentech, Inc., including Vice President of Business Development and Vice President of Sales. Previously, Mr. Lyons served on the Board of Directors of Eledon Pharmaceuticals, Inc. (formerly Novus Therapeutics, Inc.), from May 2017 to June 2023, on the Board of Directors of Fresh Tracks Therapeutics, Inc. (formerly known as Brickell Biotech, Inc.) from August 2019 to September 2023 and on the Board or Directors of Rigel Pharmaceuticals, Inc. from October 2005 to May 2024. Mr. Lyons is also a Senior Advisor for HealthCare Royalty Partners. Mr. Lyons holds a B.A. in Marine Biology from the University of New Hampshire and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management.
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
John A. Orwin has served as a director of the Company since March 2017. From April 2018 to June 2024, Mr. Orwin served as the President and Chief Executive Officer of Atreca, Inc., a biopharmaceutical company. From June 2013 through June 2017 he served as Chief Executive Officer of Relypsa, Inc., and from June 2013 through March 2017 also served as its President and on its board of directors from June 2013 until Relypsa’s acquisition by the Galenica Group in September 2016. Prior to Relypsa, Mr. Orwin served as President and Chief Operating Officer of Affymax, Inc., a biotechnology company, from April 2010 to January 2011, and as Affymax’s Chief Executive Officer and a member of the board of directors from February 2011 to May 2013. Earlier in his career he served as Vice President and then Senior Vice President of the BioOncology Business Unit at Genentech, Inc. (now a member of the Roche Group), and served in various executive-level positions at Johnson & Johnson. Prior to such roles, Mr. Orwin held senior marketing and sales positions at various life sciences and pharmaceutical companies, including Alza Corporation (acquired by Johnson & Johnson), SangStat Medical Corporation (acquired by Genzyme), Rhone-Poulenc Rorer Pharmaceuticals, Inc. (merged with Sanofi-Aventis) and Schering-Plough Corporation (merged with Merck). Mr. Orwin currently serves as the Chair of the Board of Directors of CARGO Therapeutics, Inc., a biotechnology company, and as the Chair of the Board of Directors for AnaptysBio, Inc., a clinical-stage biotechnology company. Additionally, Mr. Orwin currently serves as the Chair of the Board of Directors of the privately held company Nested Therapeutics, on the Board of Directors of the privately held company Ambrosia Biosciences, Inc., and as the Executive Chair of the Board of Directors of the privately held company Agni Bio, Inc., and is a Venture Partner in Samsara BioCapital. Previously, Mr. Orwin served as a member of the Board of Directors of Seagen Inc. from January 2014 until its acquisition by Pfizer in December of 2023, the board of directors of NeurogesX, Inc., and on the board of directors of Array BioPharma Inc. from November 2012 until its acquisition by Pfizer in July of 2019. Mr. Orwin received a B.A. in Economics from Rutgers University and an M.B.A. from New York University.
Sandra Poole has served as a director of the Company since May 2019. Since July 2020, Ms. Poole has served as the Chief Operating Officer of Mythic Therapeutics, a clinical stage biotechnology company advancing antibody-drug conjugates (ADCs) for cancer therapy. Ms. Poole has deep expertise in product development, technical operations, company building, operations and strategy from a greater than 25-year career in the biopharmaceutical industry. She is the former Chief Operating Officer at Candel Therapeutics, a biotechnology company focused on developing viral immunotherapies, where she served from January 2020 to March 2020. Prior to Candel Therapeutics she served as Chief Operating Officer at LogicBio Therapeutics Inc. (acquired by Alexion), a company focused on developing genetic medicines for rare diseases. Prior to LogicBio, Ms. Poole served in executive leadership roles of increasing responsibility at ImmunoGen, Inc. (acquired by AbbVie Inc.), a company focused on developing ADC therapies, where she most recently served as executive Vice President of Technical Operations and Commercial Development. Earlier in her career, Ms. Poole spent more than 15 years in CMC product development and manufacturing leadership positions at Genzyme (now Sanofi), most recently serving as SVP of Biologics Manufacturing, managing global biomanufacturing of six commercial therapies for rare disease across five manufacturing sites in the US and EU including Cerezyme®, Fabrazyme®, and Myozyme®/Lumizyme®. Previously, Ms. Poole served on the Supervisory Board for Valneva, SE a France based biotechnology company developing vaccines for infectious diseases, and on the Board of Directors of ViaCyte, a privately held biotechnology company developing novel stem cell-derived cell replacement therapies until its acquisition by Vertex Pharmaceuticals Incorporated in July of 2022. Ms. Poole holds an M.A.Sc. and a B.A.Sc. in chemical engineering from the University of Waterloo (Ontario, Canada).

Ron Squarer has served as a director of the Company since April 2017. Since March 2020, Mr. Squarer has served as Chair of the Board of Directors of ADC Therapeutics SA, a commercial-stage biopharmaceutical company. Previously, from June 2023 to June 2024, Mr. Squarer served as Chair of the Board of Directors of Deciphera Pharmaceuticals, Inc., a commercial-stage biopharmaceutical company, where he had also served as a Director since December 2019, through its acquisition by Ono Pharmaceuticals Co., Ltd. for approximately $2.5 billion. Mr. Squarer has extensive commercial, development and executive leadership expertise from a greater than 25-year career in the pharmaceutical industry. Previously, Mr. Squarer served as the Chief Executive Officer and a member of the Board of Directors of Array BioPharma, Inc., an oncology focused biopharmaceutical company from April 2012 to July 2019, when Array BioPharma, Inc. was acquired by Pfizer, Inc. at an enterprise value of approximately $11.4 billion. Prior to this, Mr. Squarer held positions of increasing responsibility with Hospira Inc., a global pharmaceutical and medical device company, including serving as Senior Vice President, Chief Commercial Officer, where he was responsible for delivering $4 billion in annual revenue and leading more than 2,000 employees worldwide. Mr. Squarer joined Hospira from Mayne Pharma, an oncology-focused, global pharmaceutical company, where he served as Senior Vice President, Global Corporate and Business Development when Mayne was sold to Hospira for $2 billion in 2007. Prior to Mayne Pharma, Mr. Squarer held senior management roles at both Pfizer, Inc., focused on global oncology commercial development, and at SmithKline Beecham Pharmaceuticals (now GlaxoSmithKline) in the U.S. and Europe. Mr. Squarer holds an MBA from the Kellogg School of Management, Northwestern University and a bachelor’s degree in biochemistry from the University of California, Berkeley.
Ruth Williams-Brinkley has served as a director of the Company since September 2021. In January 2024, Ms. Williams-Brinkley retired as President of the Kaiser Foundation Health Plan of the Mid-Atlantic States, where she led all of Kaiser Permanente’s care delivery and health plan operations in Washington, D.C., suburban Maryland, Baltimore, and Northern Virginia since June 2020. She joined Kaiser Permanente in 2017 as President of Kaiser Foundation Health Plan and Hospitals of the Northwest, in Portland, Oregon. Prior to joining Kaiser, Ms. Williams-Brinkley served as CEO of KentuckyOne Health, an affiliate of CommonSpirit Health, from 2011 to 2017, as President and CEO of Carondelet Health Network in Tucson, Arizona, an affiliate of Ascension Health, from 2008 to 2011, and as President and CEO of Memorial Health Care System of Chattanooga, Tennessee, an affiliate of CommonSpirit Health, from 2002 to 2008. Currently Ms. Williams-Brinkley serves on the Board of Directors of Natera, Inc., on the Board of Trustees of the University of Phoenix, and on the Board of Directors of the privately held companies OOTify, Inc. and Swan AI Studios. Additionally, Ms. Williams-Brinkley currently serves on the not for profit Boards of DePaul University in Chicago, Illinois, Allina Health and The Leverage Network. Previously, she served as a member of the Board of Directors of Results Physiotherapy, a private care delivery company until it was acquired by Upstream Rehabilitation in 2021, and Chattem, Inc. until it was acquired by Sanofi in 2009. Earlier in her career, Ms. Williams-Brinkley held various nursing staff and management roles of increasing responsibility. Ms. Williams-Brinkley received her B.S. and Master of Science in Nursing from DePaul University and is a Life Fellow of the American College of Healthcare Executives.
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
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by our directors, officers and employees, as well as Travere itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to Travere.
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

2.1*
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

2.3↡*
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

10.8†	Non-Employee Director Compensation Program, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2024).

10.9†	The Company's 2025 Executive Officer Annual Bonus Plan.
10.10†	The Company's 2014 Incentive Compensation Plan as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
10.11†	The Company's 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2017).
10.12†
Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.13†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Inducement Grant Outside of 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company's current report on Form S-8, filed with the SEC on June 8, 2017).

10.14†	The Company's 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Current report on Form 8-K, filed with the SEC on May 18, 2017).
10.15†	The Company's 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 13, 2024).
10.16†
Form of Stock Option Grant Notice, Option Agreement and Exercise Notice for use under the Company's 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.17†
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

10.19†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Inducement Grant Outside of 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-232857), filed with the SEC on July 26, 2019).

10.20+↡
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

10.21*
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

10.23*
Amendment No. 5 to Sublicense Agreement dated as of March 20, 2018, between the Company and Ligand Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2024).

10.24*
Trademark License and Supply Agreement, dated May 29, 2014, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed with the SEC on February 20, 2024).

10.25
First Amendment to Trademark License and Supply Agreement, effective as of July 28, 2014, by and between Mission Pharmacal Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2014).

10.26
Addendum to Trademark License and Supply Agreement, dated October 19, 2015, by and between to Company and Mission Pharmacal (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2015).

10.27*
Third Amendment to Trademark License and Supply Agreement dated as of March 17, 2016, between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed with the SEC on February 20, 2024).

10.28*
Amendment One to the Third Amendment to Trademark License and Supply Agreement, dated September 12, 2016, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed with the SEC on February 20, 2024).

10.29*
Amendment Two to the Third Amendment to Trademark License and Supply Agreement, dated November 3, 2017, by and between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed with the SEC on February 20, 2024).

10.30
Fourth Amendment to Trademark License and Supply Agreement dated as of November 28, 2018, between the Company and Mission Pharmacal (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.31*
Fifth Amendment to Trademark License and Supply Agreement dated as of September 30, 2020, between the Company and Mission Pharmacal Company (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed with the SEC on February 20, 2024).

10.32↡*
Master Manufacturing Supply Agreement, dated September 30, 2020, between the Company and STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2020).

10.33↡*
First Amendment to Master Manufacturing Supply Agreement, effective as of November 14, 2022, between the Company and STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, filed with the SEC on February 23, 2023).

10.34↡*
License and Collaboration Agreement, dated September 15, 2021, by and among Orphan Technologies and Vifor (International) Ltd., and, solely with respect to Article 15, the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on October 29, 2021).

10.35↡*
Amendment No. 1 to the License and Collaboration Agreement, effective as of October 5, 2022, by and between Travere Therapeutics Switzerland GmbH (formerly known as Orphan Technologies Limited) and Vifor (International) Ltd. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K, filed with the SEC on February 23, 2023).

10.36↡*
Commercial Supply Agreement, dated December 21, 2021, between the Company and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.37
Office Lease, effective April 12, 2019, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2019).

10.38*
First Amendment to Office Lease, dated November 7, 2019, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2020).

10.39
Third Amendment to Existing Office Lease and Second Amendment to Long Term Lease, dated May 29, 2020, between the Company and Kilroy Realty, L.P. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2020).

19.1	Insider Trading Policy.
21.1	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young.
23.2	Consent of BDO USA, P.C.
24.1	Power of Attorney (see signature page hereto).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K, filed with the SEC on February 20, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Taxonomy Extension Presentation Linkbase Document.
104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL.

†	Indicates management contract or compensatory plan.
↡	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2025	Travere Therapeutics, Inc.

	By:	/s/ Eric Dube
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Dube	Chief Executive Officer and Director (Principal Executive Officer)
Eric Dube		February 20, 2025

/s/ Christopher Cline	Chief Financial Officer (Principal Financial Officer)
Christopher Cline		February 20, 2025

/s/ Sandra Calvin	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Sandra Calvin		February 20, 2025

/s/ Roy D. Baynes	Director
Roy D. Baynes		February 20, 2025

/s/ Suzanne Bruhn	Director
Suzanne Bruhn		February 20, 2025

/s/ Timothy Coughlin	Director
Timothy Coughlin		February 20, 2025

/s/ Gary Lyons	Chair of the Board
Gary Lyons		February 20, 2025

/s/ Jeffrey A. Meckler	Director
Jeffrey A. Meckler		February 20, 2025

/s/ John A. Orwin	Director
John A. Orwin		February 20, 2025

/s/ Sandra E. Poole	Director
Sandra E. Poole		February 20, 2025

/s/ Ron Squarer	Director
Ron Squarer		February 20, 2025

/s/ Ruth Williams-Brinkley	Director
Ruth Williams-Brinkley		February 20, 2025

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Travere Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Travere Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

Government rebate deductions from revenue

Description of the Matter
As described in Note 3 to the consolidated financial statements under the caption “Deductions from Revenue”, the Company calculates the rebates for Filspari that it will be obligated to provide to government programs and deducts these estimated amounts from its gross product sales at the time the revenues are recognized. Allowances for government rebates and discounts are established based on an estimated allocation of payers and the government-mandated discounts applicable to government-funded programs. Where appropriate, these allowances take into consideration the Company’s historical experience, current statutory requirements and specific known market events and trends. Estimated government rebates are included in accrued expenses on the consolidated balance sheet.

Auditing the Filspari government rebate deductions from revenue was complex and required significant auditor judgment because the related accruals were dependent on certain subjective assumptions. Such subjective assumptions included estimated allocations of payers and estimated government-mandated discounts applicable to government-funded programs, each of which are adjusted for the Company’s historical experience, current statutory requirements and specific known market events and trends, where appropriate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s Filspari government rebate deductions from revenue process. This included testing controls over management’s review of the significant assumptions described above and other inputs into the estimation of government rebates including the accuracy of data used in the calculation.

To test the Filspari government rebate deductions from revenue, our audit procedures included, among others, understanding and evaluating the significant assumptions and underlying data used in management’s calculations. Our testing of significant assumptions included a lookback analysis to evaluate the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performing sensitivity analyses over the subjective assumptions to evaluate the completeness of the reserves. As a part of our procedures, we evaluated the reasonableness of the Company’s assumptions considering recent sales trends and regulatory factors related to Filspari government rebates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2023.
San Diego, California
February 20, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Travere Therapeutics, Inc.
San Diego, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of Travere Therapeutics, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
San Diego, California
February 23, 2023, except for the effects of discontinued operations discussed in Notes 1 and 19, as to which the date is February 20, 2024 and Note 20, as to which the date is February 20, 2025.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$58,535	$58,176
Marketable debt securities, at fair value	312,166	508,675
Accounts receivable, net	27,116	21,179
Inventory	6,200	9,410
Prepaid expenses and other current assets	12,685	19,335
Total current assets	416,702	616,775
Long-term inventory	35,656	31,494
Property and equipment, net	5,336	7,479
Operating lease right-of-use assets	14,295	18,061
Intangible assets, net	103,974	104,443
Other assets	18,162	10,661
Total assets	$594,125	$788,913
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,534	$41,675
Accrued expenses	86,028	118,991
Convertible debt, current portion	68,678	—
Deferred revenue, current portion	2,815	7,096
Operating lease liabilities, current portion	5,405	4,909
Other current liabilities	14,291	5,237
Total current liabilities	200,751	177,908
Convertible debt, less current portion	310,310	377,263
Operating lease liabilities, less current portion	17,191	22,612
Other non-current liabilities	6,796	10,320
Total liabilities	535,048	588,103
Commitments and Contingencies (See Note 11)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 87,452,835 and 75,367,117 issued and outstanding as of December 31, 2024 and 2023, respectively	9	7
Additional paid-in capital	1,506,315	1,327,881
Accumulated deficit	(1,447,167)	(1,125,622)
Accumulated other comprehensive loss	(80)	(1,456)
Total stockholders' equity	59,077	200,810
Total liabilities and stockholders' equity	$594,125	$788,913
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net product sales	$226,707	$127,537	$97,970
License and collaboration revenue	6,468	17,701	11,490
Total revenue	233,175	145,238	109,460
Operating expenses:
Cost of goods sold	7,744	11,450	4,420
Research and development	217,496	244,990	227,333
Selling, general and administrative	264,119	265,542	197,520
In-process research and development	65,205	—	—
Restructuring	2,438	11,394	—
Total operating expenses	557,002	533,376	429,273
Operating loss	(323,827)	(388,138)	(319,813)
Other income (expense), net:
Interest income	17,817	21,768	6,276
Interest expense	(11,182)	(11,334)	(11,014)
Other (expense) income, net	(3,318)	1,594	974
Loss on extinguishment of debt	—	—	(7,578)
Total other income (expense), net	3,317	12,028	(11,342)
Loss from continuing operations before income tax provision	(320,510)	(376,110)	(331,155)
Income tax provision on continuing operations	(120)	(223)	(313)
Loss from continuing operations, net of tax	(320,630)	(376,333)	(331,468)
(Loss) income from discontinued operations, net of tax	(915)	264,934	52,986
Net loss	$(321,545)	$(111,399)	$(278,482)

Per share data
Basic and diluted:
Net loss from continuing operations	$(4.07)	$(5.07)	$(5.20)
Net (loss) income from discontinued operations	(0.01)	3.57	0.83
Net loss per common share	$(4.08)	$(1.50)	$(4.37)
Weighted average common shares outstanding	78,888,861	74,267,418	63,758,515

Comprehensive loss:
Net loss	$(321,545)	$(111,399)	$(278,482)
Unrealized gain (loss) on defined benefit pension plan	328	(374)	(368)
Foreign currency translation gain (loss)	1,422	(1,871)	507
Unrealized (loss) gain on marketable debt securities	(374)	3,696	(2,484)
Comprehensive loss	$(320,169)	$(109,948)	$(280,827)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2021	62,491,498	$6	$1,068,634	$(562)	$(765,966)	$302,112
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(74,945)	—	30,225	(44,720)
Share based compensation	—	—	37,897	—	—	37,897
Issuance of common stock under the equity incentive plan and proceeds from exercise	935,598	—	4,585	—	—	4,585
Employee stock purchase program purchase and expense	161,874	—	4,259	—	—	4,259
Issuance of common stock under At-The-Market offering, net of issuance costs of $0.6 million.	701,600	—	19,545	—	—	19,545
Unrealized loss on defined benefit pension plan	—	—	—	(368)	—	(368)
Foreign currency translation adjustments	—	—	—	507	—	507
Unrealized loss on marketable debt securities	—	—	—	(2,484)	—	(2,484)
Net loss	—	—	—	—	(278,482)	(278,482)
BALANCE - DECEMBER 31, 2022	64,290,570	$6	$1,059,975	$(2,907)	$(1,014,223)	$42,851
Share based compensation	—	—	43,985	—	—	43,985
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,046,276	—	3,240	—	—	3,240
Employee stock purchase program purchase and expense	326,521	—	4,853	—	—	4,853
Equity offering, net of issuance costs of $12.6 million	9,703,750	1	191,198	—	—	191,199
Issuance of pre-funded common stock warrants, net of issuance costs of $1.6 million	—	—	24,630	—	—	24,630
Unrealized loss on defined benefit pension plan	—	—	—	(374)	—	(374)
Foreign currency translation adjustments	—	—	—	(1,871)	—	(1,871)
Unrealized gain on marketable debt securities	—	—	—	3,696	—	3,696
Net loss	—	—	—	—	(111,399)	(111,399)
BALANCE - DECEMBER 31, 2023	75,367,117	$7	$1,327,881	$(1,456)	$(1,125,622)	$200,810
Share based compensation	—	—	35,679	—	—	35,679
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,455,575	1	4,452	—	—	4,453
Employee stock purchase program purchase and expense	395,768	—	3,566	—	—	3,566
Equity offering, net of issuance costs of $9.0 million	8,984,375	1	134,737	—	—	134,738
Exercise of pre-funded common stock warrants	1,250,000	—	—	—	—	—
Unrealized gain on defined benefit pension plan	—	—	—	328	—	328
Foreign currency translation adjustments	—	—	—	1,422	—	1,422
Unrealized loss on marketable debt securities	—	—	—	(374)	—	(374)
Net loss	—	—	—	—	(321,545)	(321,545)
BALANCE - DECEMBER 31, 2024	87,452,835	$9	$1,506,315	$(80)	$(1,447,167)	$59,077
The accompanying notes are an integral part of these consolidated financial statements

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net loss	$(321,545)	$(111,399)	$(278,482)
Net (loss) income from discontinued operations	(915)	264,934	52,986
Net loss from continuing operations	(320,630)	(376,333)	(331,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,555	38,530	20,719
Share based compensation	36,913	44,246	38,143
In-process research and development	65,205	—	—
Loss on extinguishment of debt	—	—	7,578
Loss on allowance for inventory	2,819	3,039	1,039
Amortization of debt discount and issuance costs	1,725	1,718	1,622
Amortization of discounts on investments	(4,535)	(7,456)	(700)
Other	7,944	(3,626)	1,346
Changes in operating assets and liabilities:
Accounts receivable	(6,001)	(11,264)	(1,060)
Inventory	(3,771)	(39,420)	(1,209)
Tax receivable	(41)	(35)	(374)
Prepaid expenses and other current and non-current assets	(3,164)	(4,657)	(5,196)
Change in lease assets and liabilities, net	(949)	(986)	(984)
Accounts payable	(17,563)	24,763	2,055
Accrued expenses	(31,061)	22,321	22,181
Deferred revenue, current and non-current	(6,116)	(15,779)	(12,929)
Other current and non-current liabilities	5,646	(418)	(1,609)
Net cash used in operating activities - continuing operations	(230,024)	(325,357)	(260,846)
Net cash (used in) provided by operating activities - discontinued operations	(7,451)	45,336	74,555
Net cash used in operating activities	(237,475)	(280,021)	(186,291)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	326,334	334,575	381,993
Purchase of marketable debt securities	(125,757)	(443,942)	(385,389)
Purchase of intangible assets	(36,212)	(41,591)	(28,366)
Payment of milestone	(65,000)	—	—
Other	(40)	(668)	(791)
Net cash provided by (used in) investing activities - continuing operations	99,325	(151,626)	(32,553)
Net cash provided by investing activities - discontinued operations	—	207,402	—
Net cash provided by (used in) investing activities	99,325	55,776	(32,553)
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(2,100)	(2,100)	(2,100)
Proceeds from issuance of 2029 convertible senior notes	—	—	316,250
Payment of debt issuance costs	—	—	(9,882)
Repurchase of 2025 convertible senior notes including premium	—	—	(211,324)
Proceeds from the issuance of common stock, net of issuance costs	134,738	191,198	—

Proceeds from the issuance of pre-funded warrants, net of issuance costs	—	24,630	—
Proceeds from exercise of stock options	4,452	3,240	4,585
Proceeds from the issuances under the employee stock purchase plan	2,332	3,166	2,978
Proceeds from the issuance of common stock in At-the-Market equity offering	—	—	19,545
Net cash provided by financing activities - continuing operations	139,422	220,134	120,052
Net cash used in financing activities - discontinued operations	—	(1,382)	(2,479)
Net cash provided by financing activities	139,422	218,752	117,573
Effect of exchange rate changes on cash	(913)	1,981	(2,794)
Net increase (decrease) in cash and cash equivalents	359	(3,512)	(104,065)
Cash and cash equivalents, beginning of year	58,176	61,688	165,753
Cash and cash equivalents, end of year	$58,535	$58,176	$61,688
Supplemental Disclosure of Cash Flow Information:
Operating cash flows used for operating leases	$6,392	$6,315	$6,020
Cash paid for interest	$8,838	$8,838	$10,159
Cash paid for income taxes	$(453)	$(578)	$(996)
Non-cash investing and financing activities:
Accrued royalty in excess of minimum payable to the sellers of Thiola	$15,436	$16,206	$16,067
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    DESCRIPTION OF BUSINESS
Organization and Description of Business
Travere Therapeutics, Inc. (“we”, “our”, “us”, “Travere” and the “Company”) refers to Travere Therapeutics, Inc., a Delaware corporation, as well as its subsidiaries. Travere is a fully integrated biopharmaceutical company headquartered in San Diego, California focused on identifying, developing and delivering life-changing therapies to people living with rare kidney and metabolic diseases. The Company regularly evaluates and, where appropriate, acts on opportunities to expand its product pipeline and approved products through licenses and acquisitions of products in areas that will serve rare disease patients with serious unmet medical need and that the Company believes offer attractive growth characteristics.
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
In September 2021, the Company entered into a license and collaboration agreement with Vifor (International) Ltd. ("CSL Vifor"). In April 2024, the Company and CSL Vifor announced that the European Commission has granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The CMA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. The European Commission's decision follows the positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in February 2024, based on results from the pivotal Phase 3 PROTECT Study of FILSPARI in IgAN. Under the terms of the License Agreement, the Company will be entitled to receive a regulatory milestone payment of $17.5 million upon receipt of full regulatory approval by the European Commission for IgAN, and an additional milestone payment upon achievement of market access initiatives in certain countries. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, the Company and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). In November 2024, the Medicines and Healthcare products Regulatory Agency (MHRA) approved FILSPARI in the United Kingdom.
In January 2024, the Company entered into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia, for the treatment of IgAN. Renalys will hold regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, in the second quarter of 2024 Renalys initiated an open label registration study of sparsentan in Japan to support potential approval of sparsentan in Japan. In July 2024, Renalys announced that the first patient was dosed in the study, and in January 2025, Renalys announced achievement of full enrollment in the study. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy as of November 27, 2024. Under the terms of the licensing agreement, Renalys will be responsible for development, regulatory matters, and commercialization in the licensed territories.
Thiola® and Thiola EC® (tiopronin tablets)
Thiola® and Thiola EC® (tiopronin tablets) are approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan remains a novel investigational product candidate which has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerosis (FSGS) in the U.S. and the European Economic Area countries (the “EEA”). In December 2023, the Company announced that it had completed a planned Type C meeting with the FDA to discuss previously reported results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. In February 2025, the Company announced that it had completed a Type C meeting with the FDA and that the Company plans to submit an sNDA around the end of the first quarter of 2025. The sNDA will be based on existing data from the Phase 3 DUPLEX and Phase 2 DUET studies of FILSPARI.
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
Payments received under collaboration and licensing agreements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and royalties on the sale of products. At the inception of arrangements that include milestone payments, the Company uses judgment to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within the Company or the licensee’s control, such as regulatory approvals, are considered to be constrained due to a high degree of uncertainty and are not included in the transaction price until such uncertainty is resolved. At the end of each reporting period, the Company re-evaluates the probability of achievement of development milestones and any related constraint and adjusts the estimate of the overall transaction price, if necessary. The Company recognizes aggregate sales-based milestones and royalty payments from product sales of which the license is deemed to be the predominant item to which the royalties relate, at the later of when the related sales occur or when the performance obligation has been satisfied. Revenue from collaboration and licensing agreements may also include sales of inventory, at cost plus a margin, which is recorded in license and collaboration revenue.
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
Inventory, Related Reserves and Cost of Goods Sold
Inventory, which is recorded at the lower of cost or net realizable value, includes materials and other direct and indirect costs and is valued using the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company’s manufacturers perform throughout their manufacturing process. The Company does not directly manufacture any product. The Company has a single supplier for its product Thiola, and utilizes contract service providers for the manufacture of the active pharmaceutical ingredient for FILSPARI and the manufacture of primary packaging, secondary packaging and serialization for its product FILSPARI. The inventory reserve was $3.7 million and $2.4 million at December 31, 2024 and 2023, respectively.
Inventory, net of reserves, consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$30,552	$33,790
Work in process	7,625	4,727
Finished goods	3,679	2,387
Total inventory	$41,856	$40,904
Classified as:
Inventory	$6,200	$9,410
Long-term inventory	35,656	31,494
Total inventory	$41,856	$40,904
The balance classified as long-term inventory consists of raw materials, work in process and finished goods for both Thiola and FILSPARI as of December 31, 2024. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption. Such inventories are classified as long-term.
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping, tracking and handling costs, and provisions for excess and obsolete inventory. Cost of goods sold also includes the cost of goods sold under the Company's license and collaboration agreements, which generally consists of the sale of active pharmaceutical ingredients to the Company's collaboration partners, generally at cost plus a margin.
The following table summarizes cost of goods sold for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold - product sales	$7,446	$8,406	$4,420
Cost of goods sold - license and collaboration	298	3,044	—
Total cost of goods sold	$7,744	$11,450	$4,420
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), the Company expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the year ended December 31, 2024, sales of FILSPARI primarily consisted of zero-cost inventories. As of December 31, 2024, the Company had approximately $2.3 million of zero-cost inventory remaining, the majority of which the Company expects will be consumed in 2025. The Company began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
At December 31, 2024, the Company's evaluation of excess inventory and obsolescence resulted in a $1.0 million charge to cost of goods sold and an equal write-down of inventory balances due to lower forecasted sales of the Company's tiopronin products. For the year ended December 31, 2024, there were no charges recorded on FILSPARI inventory.
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
The Company currently has four Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on all the factors set forth above and may fluctuate significantly from quarter to quarter.
Share-Based Compensation
The Company recognizes all employee share-based compensation as a cost within research and development expenses and selling, general, and administrative expenses. Equity-classified awards principally related to stock options, restricted stock units (“RSUs”) and performance stock units ("PSUs"), are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSUs and PSUs are determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized over the requisite service period. For PSUs, expense is recognized over the implicit service period, once vesting is probable. No expense is recognized for PSUs if it is not probable the vesting criteria will be satisfied. Forfeitures are accounted for as they occur.

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
Accounts Receivables, Net
Trade accounts receivable are recorded net of reserves for prompt pay discounts and expected credit losses. Estimates for allowances for credit losses are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for credit losses was zero at both December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, bad debt expense recorded in the Consolidated Statements of Operations was immaterial. The Company's evaluation of credit losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.
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
The Company has made an accounting policy election to not recognize short-term leases, or leases that have a lease term of 12 months or less at commencement date, within its Consolidated Balance Sheets and to recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
The Company recognizes income from sublet office space on a straight-line basis over the term of the sublease, recorded in other income in the Consolidated Statements of Operations.
Intangible Assets, Net
The Company's intangible assets consist of licenses and purchased technology. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed periodically for impairment.
Intangible Assets with Cost Accumulation Model
In 2014, the Company entered into a license agreement with Mission Pharmacal ("Mission") in which the Company obtained the exclusive right to license the trademark of Thiola ("Mission License Agreement"). The acquisition of the Thiola license qualified as an asset acquisition under the principles of ASC 805, Business Combinations ("ASC 805") in effect at the time of acquisition. The license agreement requires the Company to make royalty payments based on net sales of Thiola. The liability for royalties in excess of the annual contractual minimum is recognized in the period in which the royalties become probable and estimable, which is typically in the period corresponding with the respective sales. The Company records an offsetting increase to the cost basis of the intangible asset under the cost accumulation model ("Thiola Intangible"). The additional cost basis is subsequently amortized over the remaining estimated useful life of the license agreement.
In the second quarter of 2023, the Company reduced the estimated useful life of the Thiola Intangible to better reflect the pattern of projected future cash flows, resulting in incremental expense of $3.7 million recorded in selling, general, and administrative. The change in estimated useful life was accounted for as a change in accounting estimate and the remaining carrying amounts of the Thiola Intangible are being amortized prospectively over the new useful life.
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at December 31, 2024 as such royalties are not yet probable and estimable.
In 2012, the Company entered into an agreement with Ligand Pharmaceuticals, Inc. (“Ligand”) for a worldwide sublicense to develop, manufacture and commercialize sparsentan (the “Ligand License Agreement”). The acquisition of the Ligand License Agreement qualified as an asset acquisition under the principles of ASC 805 in effect at the time of acquisition. The license agreement requires the Company to make royalty payments based on net sales of FILSPARI (sparsentan) and milestone payments. The liabilities for royalties and milestone payments are recognized in the period in which they become probable and estimable, which is typically in the period corresponding with the respective sales or achievement of the milestone.

The Company records an offsetting increase to the cost basis of the intangible asset under the cost accumulation model following the approval of FILSPARI. The additional cost basis is subsequently amortized over the remaining estimated useful life.
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
Equity Securities
The Company applies the equity method of accounting for investments when it has significant influence, but no controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in joint steering committees and material intercompany transactions. Upon investment, the Company evaluates any basis difference between the carrying value and fair value of the Company's proportionate share of the investee's net assets. Basis differences relating to in-process research and development (IPR&D) are expensed when the investee is not considered a business as defined in ASC 805, Business Combinations, due to substantially all of the estimated fair value of the gross assets being concentrated in a group of similar IPR&D assets with no alternative future use. For the year ended December 31, 2024, the Company recognized $3.4 million in other (expense) income, net in the Company's Consolidated Statements of Operations for these basis adjustments. The equity method investment's carrying value was reduced to zero as the Company's proportionate share of the basis difference exceeded the carrying value. See Note 5 for further discussion. Investments accounted for using the equity method are be reported on a lag of up to three months if the financial statements of the investee are not available in sufficient time for the Company to apply the equity method as of the current reporting date.
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
In addition, indefinite-lived intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired by comparing the fair value to the carrying value of the asset. To determine the fair value of the asset, the Company used the multi-period excess earnings method of the income approach. The more significant assumptions inherent in the application of this method include: the amount and timing of projected future cash flows (including revenue, cost of sales, research and development costs, and sales and marketing expenses), and the discount rate selected to measure the risks inherent in the future cash flows. See Note 8 for further discussion of certain long-lived assets measured at fair value on a nonrecurring basis when there are indicators of impairment.

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
An aggregate loss of $0.7 million arising from foreign exchange transactions is included in other (expense) income, net for the year ended December 31, 2024. An aggregate gain of $0.5 million and $1.4 million is included in other (expense) income, net for the years ended December 31, 2023 and 2022, respectively.
The results and financial position of the Company that have a functional currency different from the U.S. dollar are translated as follows:
a.assets and liabilities presented are translated at the closing exchange rate as of December 31, 2024 and 2023;
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

The following table summarizes the foreign currency translation adjustment included in accumulated other comprehensive loss for the year ended December 31, 2024, 2023 and 2022 (in thousands):

	Foreign Currency Translation Adjustments included in Accumulated Other Comprehensive (Loss) Gain
	2024	2023	2022
Balance at January 1,	$(1,456)	$415	$(92)
Foreign currency translation adjustments	1,422	(1,871)	507
Balance at December 31,	$(34)	$(1,456)	$415
Reclassifications
Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation. These reclassifications did not have an impact on total assets or total liabilities and stockholders' equity in the Consolidated Balance Sheets or net loss in the Consolidated Statements of Operations.
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
In December 2023, the Company initiated a restructuring plan that resulted in a reduction of its workforce, primarily impacting non-field-based employees. Restructuring costs were primarily comprised of one-time termination benefits, including severance, continuation of health insurance coverage, and other benefits for a specified period of time. In 2024, we also recognized charges for impairment of operating lease right-of-use assets and related leasehold improvements, as well as disposal costs on furniture and fixtures associated with available office space that the Company has sublet as a result of the reduction in occupancy. As of December 31, 2024, we are no longer incurring restructuring expenses. Of the $13.8 million recognized to date, $2.4 million was recognized during the year ended December 31, 2024, including $1.2 million related to the impairment and disposal costs and initial direct costs to obtain the sublease.

The following table summarizes the cash payments and accruals, included in accrued expenses of the Consolidated Balance Sheets, related to the restructuring for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Liability balance at January 1,	$11,421	$—
Restructuring expenses	2,438	11,394
Non-cash impairment and disposal charges	(856)	—
Payments	(12,929)	—
Foreign currency impact	(74)	27
Liability balance at December 31,	$—	$11,421
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The FASB amended the guidance in ASC 280, Segment Reporting ("ASC 280"), to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. This new guidance is effective for public business entities for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted this new standard effective December 31, 2024. See Note 20, Segment Information, for disclosures related to the adoption of ASU 2023-07.
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
In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debts Instruments. This ASU clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted for entities that have adopted 2020-06. The Company is currently evaluating the impact of the adoption of this standard on the accounting for the Company's convertible notes.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Recognition Disclosures. This ASU will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU does not change accounting for income taxes but requires new disclosures focusing on two areas, the effective rate reconciliation and taxes paid. This new standard is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.

NOTE 3. REVENUE RECOGNITION
Product Sales, Net
Product sales consist of FILSPARI and tiopronin products (Thiola and Thiola EC). The Company sells its products to specialty pharmacies and through direct-to-patient distributors worldwide, with the United States representing over 98% of net product sales.
The Company sells FILSPARI to two direct-to-patient specialty pharmacies in the United States. The Company sells its tiopronin products to patients and pharmacies, with distribution facilitated through a single direct-to-patient distributor. Revenues from product sales are recognized in satisfaction of a single performance obligation when the customer obtains control of the Company’s product. For FILSPARI, sales are recognized upon delivery of the product to the specialty pharmacies. The Company receives payments from its FILSPARI sales based on terms that are generally 30 days from shipment of the product to the specialty pharmacy. For the Company's tiopronin products, product sales are recognized upon delivery to the patient. The Company receives payments from sales of its tiopronin products, primarily through third party payers, based on terms that generally are within 30 days of delivery of product to the patient. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the years ended December 31, 2024, 2023 and 2022, adjustments to net product revenue related to performance obligations satisfied in previous periods were $0.5 million, $0.4 million, and $0.2 million, respectively.
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
Other Fees: The Company pays service fees to certain customers based on a contractually fixed percentage of the wholesale acquisition cost and fees for data. Other fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.
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

The following table summarizes net product sales for the year ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
FILSPARI	$132,222	$29,208	$—
Tiopronin products	94,485	98,329	97,970
Total net product sales	$226,707	$127,537	$97,970
NOTE 4. COLLABORATION AND LICENSE AGREEMENTS
License Agreement with CSL Vifor
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
Under the License Agreement, CSL Vifor is responsible for all commercialization activities in the Licensed Territories. The Company remains responsible for the worldwide clinical development of sparsentan through regulatory approval as defined and will retain all rights to sparsentan in the United States and rest of world outside of the Licensed Territories. Development costs for any post regulatory approval development activities, subject to approval by both parties, will be borne by the Company and CSL Vifor as defined, respectively. The License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for sparsentan in the licensed territories. Each party has the right to terminate the License Agreement for the other party’s uncured material breach, insolvency or if the time required for performance under the License Agreement by the other party is extended due to a force majeure event that continues for six months or more.
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
The Company determined the transaction price under the License Agreement totaled $55.0 million, consisting of the fixed non-refundable upfront payment. The variable regulatory and access related milestones were excluded from the transaction price given the substantial uncertainty related to their achievement. Sales-based milestone payments and royalties on net sales were excluded from the transaction price and are recognized at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated have been satisfied.
The Company concluded that CSL Vifor represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct from the promise to provide clinical development services resulting in two performance obligations. As a result, the Company allocated $12.0 million of the transaction price, based on the performance obligations' relative standalone selling prices, to the license, which was recognized in full in 2021. The remaining $43.0 million of the transaction price was allocated to the clinical development activities and recorded as deferred revenue, which are being recognized over the development period based upon the ratio of costs incurred to date to the total estimated costs.
For the year ended December 31, 2024, the Company recognized $5.8 million in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs, and $0.6 million for royalties earned in 2024 on net sales of FILSPARI in the CSL Vifor Licensed Territories following the August 2024 launch. For the year ended December 31, 2023, the Company recognized a total of $17.7 million in license and collaboration revenue, which consisted of $3.3 million from the sale of active pharmaceutical ingredients to CSL Vifor, and $14.4 million for clinical development activities, based upon the ratio of costs incurred to total estimated costs. A decrease in total costs for clinical development activities due to the restructuring announced in December 2023 resulted in a $2.9 million increase in amortization of deferred revenue under the cost-to-cost model for the year ended December 31, 2023.
Deferred revenue related to the clinical development activities as of December 31, 2024 was $2.8 million, classified as current as the Company estimates that the remainder of the deferred revenue balance will be fully realized by mid-2025. As of December 31, 2023, deferred revenue related to the clinical development activities was $8.9 million, of which $7.1 million was classified as current. The $1.8 million classified as non-current as of December 31, 2023 is included in other non-current liabilities in the Consolidated Balance Sheets.
The following table sets forth a summary of changes in deferred revenue for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Deferred Revenue
	2024	2023	2022
Balance at January 1,	$8,931	$22,907	$36,647
License and collaboration revenue	(5,847)	(14,363)	(11,490)
Foreign currency impact	(269)	387	(2,250)
Balance at December 31,	$2,815	$8,931	$22,907
Licensing Agreement with Renalys
In January 2024, the license agreement (“Renalys License Agreement”) between the Company and Renalys Pharma, Inc. (“Renalys”) came into effect. Pursuant to the terms of the Renalys License Agreement, the Company granted an exclusive license to Renalys for the development and commercialization of sparsentan in Japan, South Korea, Taiwan and other specified Asian countries ("Renalys Licensed Territories"). Under the terms of the Renalys License Agreement, the Company received a non-refundable upfront payment and will be eligible to receive up to $120.0 million in aggregate development and sales-based milestones. The Company is also entitled to receive tiered double-digit to mid-20 percent royalties of annual net sales of sparsentan in the Renalys Licensed Territories. In addition, the Company received an option to purchase shares of common stock of Renalys (“Option Agreement”), which it exercised in January 2024. The Company also has the option to purchase all equity securities of Renalys at any time prior to the top-line results of the Phase 3 trial in Japan (“Buyout Right”).
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
The Company determined the transaction price under the Renalys License Agreement totaled $8.3 million, consisting of the fixed non-refundable upfront payment, milestone payment and estimated fair value of the Option Agreement. The variable development-related milestones were excluded from the transaction price given the substantial uncertainty related to their achievement. Sales-based milestone payments and royalties on net sales were excluded from the initial transaction price and will be recognized at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied.
In accordance with ASC 606, the Company concluded that the promise to grant the license is distinct, resulting in one performance obligation as the license has stand-alone functionally at contract inception. The Buyout Right precludes transferring control of the license to Renalys under ASC 606 and the Company’s option to repurchase the common stock at a price greater than the original license premium results in accounting for the Renalys License Agreement as a financing arrangement. The transaction price was recorded in other current liabilities, and will be recognized in revenue upon termination of the Buyout Right.
See Note 5 for further discussion of VIE’s.
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
The upfront payments were expensed to research and development and other income (expense), net upon initial consolidation. The consolidated assets and liabilities as of December 31, 2024 and 2023 were immaterial. The results of operations were not significant for the years ended December 31, 2024, 2023 and 2022. The Company is not required to provide additional funding other than the contractually required amounts disclosed above. The creditors and beneficial holders of PharmaKrysto have no recourse to the general credit or assets of the Company.
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
As of December 31, 2024, the carrying amount of the liabilities related to the Company’s variable interests was $8.9 million, recorded in other current liabilities in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as of December 31, 2024 is zero. The Company is not required to provide additional funding. The creditors have no recourse to the general credit or assets of the Company.
NOTE 6.    MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of December 31, 2024 and 2023 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Marketable debt securities:
Commercial paper	$73,325	$34,458
Corporate debt securities	203,816	368,323
Securities of government-sponsored entities	35,025	105,894
Total available-for-sale marketable debt securities	$312,166	$508,675

The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2024 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$73,410	$1	$(86)	$73,325
Corporate debt securities	Less than 1	203,395	483	(62)	203,816
Securities of government-sponsored entities	Less than 1	34,993	33	(1)	35,025
Total available-for-sale marketable debt securities		$311,798	$517	$(149)	$312,166
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2023 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$34,450	$25	$(17)	$34,458
Corporate debt securities	Less than 1	133,463	29	(408)	133,084
Securities of government-sponsored entities	Less than 1	81,334	36	(274)	81,096
Total maturity less than 1 year		249,247	90	(699)	248,638
Corporate debt securities	1 to 2	233,969	1,444	(174)	235,239
Securities of government-sponsored entities	1 to 2	24,718	106	(26)	24,798
Total maturity 1 to 2 years		258,687	1,550	(200)	260,037
Total available-for-sale marketable debt securities		$507,934	$1,640	$(899)	$508,675
During 2024 and 2023, realized gains and losses on marketable debt securities were immaterial. As of December 31, 2024 and December 31, 2023, the accrued interest receivable related to the Company's marketable debt securities was $2.3 million and $4.6 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company reviews the available-for-sale marketable debt securities for declines in fair value below the cost basis each quarter. For any security whose fair value is below its amortized cost basis, the Company first evaluates whether it intends to sell the impaired security, or will otherwise be more likely than not required to sell the security before recovery. If either are true, the amortized cost basis of the security is written down to its fair value at the reporting date. If neither circumstance holds true, the Company assesses whether any portion of the unrealized loss is a result of a credit loss. Any amount deemed to be attributable to credit loss is recognized in the income statement, with the amount of the loss limited to the difference between fair value and amortized cost and recorded as an allowance for credit losses. The portion of the unrealized loss related to factors other than credit losses is recognized in other comprehensive loss.
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of December 31, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$68,446	$86	$—	$—	$68,446	$86
Corporate debt securities	40,112	56	9,969	6	50,081	62
Securities of government-sponsored entities	—	—	4,975	1	4,975	1
Total	$108,558	$142	$14,944	$7	$123,502	$149

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
As of December 31, 2024 and December 31, 2023, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $123.7 million and $269.7 million, respectively.
As of December 31, 2024 and December 31, 2023, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The decrease in unrealized losses for the year ended December 31, 2024 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.
NOTE 7.    CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	December 31, 2024	December 31, 2023
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	68,904	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(5,940)	(7,348)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(226)	(543)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$378,988	$377,263
Classified as:
Convertible debt, current portion	$68,678	$—
Convertible debt, less current portion	310,310	377,263
Total convertible debt	$378,988	$377,263
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At December 31, 2024, accrued interest on the 2029 Notes of $2.4 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.

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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At December 31, 2024, accrued interest of $0.5 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt on its Consolidated Statements of Operations for the year ended December 31, 2022, which included the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, and as of December 31, 2024, the total remaining principal amount outstanding under the 2025 Notes was $68.9 million.
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
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at December 31, 2024.
The 2025 and 2029 Notes are classified on the Company's Consolidated Balance Sheets at December 31, 2024 as short-term and long-tern convertible debt, respectively.

Interest Expense
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$8,838	$8,838	$8,433
Amortization of debt issuance costs	1,725	1,718	1,622
Total interest expense for the 2025 and 2029 Notes	$10,563	$10,556	$10,055
Total interest expense recognized for the years ended December 31, 2024, 2023 and 2022 was $11.2 million, $11.3 million and $11.0 million, respectively.
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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of December 31, 2024 and 2023, the fair value of the Company's 2.50% Convertible Senior Notes due 2025 was $68.2 million and $58.3 million, respectively. As of December 31, 2024 and 2023, the fair value of the Company's 2.25% Convertible Senior Notes due 2029, which were issued in 2022, was $302.1 million and $212.1 million, respectively. The fair values were estimated utilizing market quotations and are considered Level 2.
The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2024 (in thousands):

	As of December 31, 2024	Fair Value Hierarchy at December 31, 2024
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$58,535	$51,060	$7,475	$—
Marketable debt securities, available-for-sale	312,166	—	312,166	—
Total	$370,701	$51,060	$319,641	$—

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
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s long-lived assets are measured at fair value on a nonrecurring basis when there are indicators of impairment and a loss is recognized. During the year ended December 31, 2024, the Company recorded impairment charges of $1.2 million on right-of-use assets, property and equipment, and other capitalized assets as the fair value of the asset group was less than their carrying value. The fair value of the asset group was determined under the income approach based on projected future cash flows from the operating sublease discounted by a risk adjusted rate of 6.9%. The Company classified the fair value of the asset group as Level 3. See Note 18 for further discussion.
NOTE 9.    INTANGIBLE ASSETS
Amortizable Intangible Assets
Ligand License Agreement
In 2012, the Company entered into the Ligand License Agreement with Ligand for a worldwide sublicense to develop, manufacture and commercialize sparsentan. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through December 31, 2024, the Company has capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement, including $5.8 million for the year ended December 31, 2024. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and Bristol-Myers Squibb Company ("BMS")) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the years ended December 31, 2024 and 2023, the Company capitalized $20.3 million and $4.4 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI. The cost of the milestone payments and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033
Mission License Agreement
In 2014, the Company entered into the Mission License Agreement with Mission in which the Company obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. The initial term of the license was 10 years.
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

The present value of guaranteed minimum royalties payable using a discount rate ranging from approximately 7% to 11% based on the Company’s then borrowing rate is $8.2 million and $9.7 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $6.1 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheets. As of December 31, 2023, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $7.6 million, respectively, and is recorded as Other Liability in the Consolidated Balance Sheets.
The Company has capitalized $171.0 million related to the Thiola intangible asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payment obligations through December 31, 2024 in excess of minimum royalties. In 2024 the Company added $15.4 million to the intangible asset related to royalties in excess of the minimum. Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for royalties in excess of the annual contractual minimum at December 31, 2024, as such royalties are not yet probable and estimable.
Amortizable intangible assets as of December 31, 2024 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Mission license	12	$171,025	$(115,303)	$55,722
Ligand license	11	53,268	(5,769)	47,499
Total amortizable intangible assets		$224,293	$(121,072)	$103,221
Amortizable intangible assets as of December 31, 2023 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Mission license	12	$155,589	$(77,311)	$78,278
Ligand license	11	27,448	(2,036)	25,412
Total amortizable intangible assets		$183,037	$(79,347)	$103,690
The following table summarizes amortization expense for the year ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Selling, general and administrative	$41,739	$29,021	$12,339
Research and development	—	7,261	6,264
Total amortization expense	$41,739	$36,282	$18,603
As of December 31, 2024, amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2025	$50,397
2026	16,722
2027	5,700
2028	5,714
2029	5,700
Thereafter	18,988
Total	$103,221
There were no impairments related to finite-lived intangible assets in the years ended December 31, 2024, 2023 and 2022.
Goodwill
As of December 31, 2024 and 2023, the Company had goodwill of $0.8 million.
For the years ended December 31, 2024, 2023 and 2022 there were no impairments to goodwill.

NOTE 10.    ACCRUED EXPENSES
Accrued expenses consist of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Compensation related costs	$35,166	$29,908
Research and development	16,090	26,006
Accrued royalties	12,309	6,991
Sales discounts, rebates, and allowances	10,585	13,730
Selling, general and administrative	6,154	7,190
Transition services accrual	285	12,282
Accrued restructuring costs	—	11,421
Miscellaneous accrued expenses	5,439	11,463
Total accrued expenses	$86,028	$118,991
NOTE 11.    COMMITMENTS AND CONTINGENCIES
Commitments
Certain of the Company's contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements.
Contingencies
In November 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. The Company acquired Orphan by purchasing all of the outstanding shares. Under the Agreement, the Company has also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the U.S. and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted.
In accordance with ASC 450, Contingencies, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. In March 2024, the Company recognized $65.2 million in IPR&D expense upon the achievement of a development milestone, which was paid during the second quarter of 2024 and recorded within investing activities in the Consolidated Statements of Cash Flows. As of December 31, 2024, no contingent cash payments have been accrued.
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

2018 Equity Incentive Plan
The Company's 2018 Equity Incentive Plan (the "2018 Plan") is the successor to and continuation of the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the Company's 2014 Equity Incentive Plan (the "2014 Plan", and together with the 2015 Plan, the "Prior Plans"). Unallocated shares under the Prior Plans are no longer available for issuance under the Prior Plans, and have instead been added to the shares available for issuance under the 2018 Plan. The 2018 Plan, as amended, and including the unallocated shares of the Prior Plans, provides for a total of 18.4 million shares to be issued, plus the Prior Plans' returning shares, if any, which become available for grant under the 2018 Plan from time to time. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of December 31, 2024, there were approximately 5.7 million shares reserved for future issuance under the 2018 Plan.
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
As of December 31, 2024, there were approximately 2,480,000 shares authorized and 1,004,889 shares reserved for future issuance under the 2017 ESPP.
Stock Options
The fair values of stock option grants during the years ended December 31, 2024, 2023 and 2022 were calculated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. The following weighted average assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the specified reporting periods:

	Year Ended December 31,
	2024	2023	2022
Risk free rate	3.9%	3.9%	1.7%
Expected volatility	59%	50%	50%
Expected life (in years)	6.2	6.4	6.4
Expected dividend yield	—	—	—
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

The following table summarizes our stock option activity and related information for the year ended December 31, 2024:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	10,211,353	$21.52	4.91	$—
Granted	1,524,300	8.63	—	—
Forfeited and expired	(2,076,808)	20.02	—	—
Exercised	(375,514)	11.86	—	2,016
Outstanding at December 31, 2024	9,283,331	$20.13	5.51	$16,408
Vested and expected to vest at December 31, 2024	9,283,331	$20.13	5.51	$16,408
The aggregate intrinsic value of stock options exercised in the years ended December 31, 2024, 2023 and 2022 was $2.0 million, $1.4 million, and $5.1 million, respectively.
The following table summarizes our stock options exercisable at December 31, 2024, 2023 and 2022:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Exercisable at December 31, 2022	6,999,669	$20.22	4.62	$21,806
Exercisable at December 31, 2023	7,942,964	$20.85	3.95	$—
Exercisable at December 31, 2024	6,892,156	$22.11	4.46	$3,249
The weighted average grant date fair value of options granted was $5.10, $11.66, and $13.45 during the years ended December 31, 2024, 2023 and 2022, respectively. The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock of $17.42, $8.99 and $21.03 as of December 31, 2024, 2023 and 2022, respectively. Unrecognized compensation cost associated with unvested stock options amounts to $16.2 million as of December 31, 2024, which will be expensed over a weighted average remaining vesting period of 2.4 years.
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
Restricted Stock Units
As of December 31, 2024, there was approximately $35.8 million of unrecognized compensation cost related to restricted stock units ("RSUs") granted. This amount is expected to be recognized over a weighted average period of 2.3 years.
The following table summarizes our restricted stock unit activity for the year ended December 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2023	2,874,046	$22.97
Granted	2,077,025	9.07
Vested	(1,013,811)	22.52
Forfeited/cancelled	(419,997)	18.66
Unvested December 31, 2024	3,517,263	$15.41

The fair value of restricted stock units vested for the years ended December 31, 2024, 2023 and 2022 was $22.8 million, $18.7 million, and $11.5 million, respectively. The weighted average grant date fair value for stock awards granted during the years ended December 31, 2024, 2023 and 2022 was $9.07, $21.20 and $26.07, respectively.
Performance-based Stock Units
Performance-based stock units ("PSUs") are subject to vest only if certain specified criteria are achieved. As of December 31, 2024, there was approximately $1.2 million of unrecognized compensation cost related to PSUs granted and deemed probable of vesting. This amount is expected to be recognized over a weighted average period of 0.9 years.
The following table summarizes our performance-based stock unit activity for the year ended December 31, 2024:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2023	175,458	$25.61
Granted	107,000	8.93
Vested	(66,250)	22.40
Forfeited/cancelled	—	—
Unvested December 31, 2024	216,208	$18.34
The fair value of PSUs vested for the years ended December 31, 2024, 2023 and 2022 was $1.5 million, $0.3 million, and $0.4 million, respectively. The weighted average grant date fair value for performance-based stock awards granted during the years ended December 31, 2024, 2023 and 2022 was $8.93, $22.40 and $27.54, respectively.
Share Based Compensation
Total non-cash stock-based compensation expense consisted of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative expenses	$22,735	$27,111	$24,368
Research and development expenses	14,178	17,135	13,775
Total stock-based compensation expense	$36,913	$44,246	$38,143
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

Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	For the year ended December 31,
	2024			2023			2022
	Shares	Net (loss) income	EPS	Shares	Net (loss) income	EPS	Shares	Net (loss) income	EPS
Continuing operations	78,888,861	$(320,630)	$(4.07)	74,267,418	$(376,333)	$(5.07)	63,758,515	$(331,468)	$(5.20)
Discontinued operations	78,888,861	(915)	(0.01)	74,267,418	264,934	3.57	63,758,515	52,986	0.83
Basic and diluted loss per share	78,888,861	$(321,545)	$(4.08)	74,267,418	$(111,399)	$(1.50)	63,758,515	$(278,482)	$(4.37)
For the years ended December 31, 2024, 2023 and 2022, the following weighted-average number of common stock equivalents were excluded because they were anti-dilutive:

	For the year ended December 31,
	2024	2023	2022
Convertible debt	11,697,953	11,697,952	10,869,000
Options	10,447,541	10,555,550	10,041,249
Restricted stock units and performance-based stock units	3,780,441	3,417,245	2,175,100
Total anti-dilutive shares	25,925,935	25,670,747	23,085,349
NOTE 14.    INCOME TAXES
For financial reporting purposes, net loss from continuing operations before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(152,356)	$(293,283)	$(268,887)
Foreign	(168,154)	(82,827)	(62,268)
Total	$(320,510)	$(376,110)	$(331,155)
The components of the provision for income taxes, in the Consolidated Statements of Operations are as follows (in thousands):

	2024	2023	2022
Current
Federal	$—	$—	$—
State	120	223	314
Foreign	—	—	(1)
Total current	120	223	313
Deferred
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total tax provision	$120	$223	$313

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate expressed as a percentage of loss before income taxes:

	2024	2023	2022
Statutory rate - federal	(21.00)%	(21.00)%	(21.00)%
State taxes, net of federal benefit	(1.55)%	(3.19)%	(3.62)%
Foreign rate differential	2.15%	1.29%	0.81%
IPR&D	4.27%	—%	—%
Nondeductible executive compensation	0.44%	1.50%	0.41%
Excess tax benefits associated with share-based awards	2.92%	0.68%	(0.17)%
Other permanent differences	0.23%	0.37%	0.17%
Tax credits	(4.24)%	(1.13)%	(5.29)%
Return to provision adjustments and other true-ups	(0.80)%	4.19%	(0.17)%
Adoption of ASU 2020-06	—%	—%	(3.54)%
Other	0.93%	0.57%	—%
Change in valuation allowance	16.69%	16.78%	32.49%
Income tax provision	0.04%	0.06%	0.09%
The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred Tax Assets:
Net operating loss	$113,303	$81,531
Research and development and other tax credits	91,760	77,555
Intangible assets	53,919	47,731
Capitalized research and development	47,880	39,907
Stock based compensation	15,680	21,607
Other accrued expenses	14,266	13,187
Charitable contributions	5,797	6,110
Operating lease liabilities	5,421	6,812
Depreciation	435	292
Loan costs	153	62
Interest expense limitation	—	1,679
Total deferred tax assets	348,614	296,473
Deferred Tax Liabilities:
Operating lease right of use assets	(4,259)	(5,595)
Prepaid assets	(178)	(198)
Total deferred tax liabilities	(4,437)	(5,793)

Net deferred tax assets before valuation allowance	344,177	290,680
Valuation allowance	(344,177)	(290,680)
Total deferred tax assets	$—	$—
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

The Company has recorded a valuation allowance of $344.2 million as of December 31, 2024 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $53.5 million for the year ended December 31, 2024, compared to a $2.7 million decrease for the year ended December 31, 2023.
As of December 31, 2024, the Company had available unused U.S. federal and state net operating loss (“NOL”) carryforwards of $223.8 million and $241.8 million, respectively, all of which are fully offset by a valuation allowance. The federal NOL has an indefinite life. The state NOL carryforwards will begin to expire in 2025 unless previously utilized, except for $45.4 million of the state net operating losses that have an indefinite carryforward period. In addition, at December 31, 2024, the Company had federal orphan drug tax credit carryforwards of $104.1 million that begin to expire in 2035 unless utilized, federal research and development tax credit carryforwards of $4.9 million that begin to expire in 2033 unless utilized, state research and development tax credit carryforwards of $1.4 million that begin to expire in 2030 unless utilized and $9.9 million that have an indefinite carryforward period, and California Competes tax credit carryforwards of $1.6 million that begin to expire in 2025. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited upon a cumulative change in ownership of more than 50% within a three-year period. The Company continues to monitor potential historical ownership changes.
As of December 31, 2024, the Company had Irish NOL carryforwards of $14.2 million which are fully offset by a valuation allowance and have an indefinite life. The Company also had Swiss NOL carryforwards of $359.1 million which are fully offset by a valuation allowance and begin to expire in 2025, as well as Federal Act on Tax Reform and AHV Financing (“TRAF”) cantonal tax benefits of $526.2 million which expire in 2029.
The Company accounts for uncertain tax benefits in accordance with the provisions of ASC 740-10 of the Accounting for Uncertainty in Income Taxes. As of December 31, 2024, the Company had $27.4 million in unrecognized tax benefits, which were recorded as a reduction to the deferred tax assets with a corresponding reduction in the Company’s valuation allowance of $27.4 million. To the extent unrecognized tax benefits are recognized at a time when a valuation allowance does not exist, the recognition of the $27.4 million tax benefit would reduce the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2024 will change materially within the following 12 months.
A reconciliation of the Company's unrecognized tax benefits for the years 2024, 2023 and 2022 is provided in the following table (in thousands):

	2024	2023	2022
Balance as of January 1:	$22,906	$11,490	$7,825
Increase in current period positions	4,248	4,871	2,056
Increase in prior period positions	250	7,383	1,919
Decrease in prior period positions	—	(838)	—
Decrease due to settlements with tax authorities	—	—	(310)
Balance as of December 31:	$27,404	$22,906	$11,490
The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions, the Company’s income tax returns are open to examination by federal and state authorities for the years ended December 31, 2013 and forward, due to the carryforward of unutilized tax attributes. The Company's Swiss income tax returns are open to examination for the years ended December 31, 2019 and forward, and the Company's Irish tax returns are open to examination for the years ended December 31, 2020 and forward.
The Company recognizes interest and penalties as a component of income tax expense. The Company did not recognize any interest or penalties for the year ended December 31, 2024 and 2023. Interest and penalties for the year ended December 31, 2022 were less than $0.1 million.
NOTE 15.    EQUITY OFFERINGS
Underwritten Public Offering of Common Stock
In November 2024, the Company sold an aggregate of approximately 9.0 million shares of its common stock in an underwritten public offering, at a price to the public of $16.00 per share of common stock. The net proceeds to the Company from the offering, after deducting the underwriting discounts and offering expenses, were approximately $134.7 million.
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
At-the-Market Equity Offering
In October 2024, the Company filed a prospectus supplement to the prospectus included in its registration statement on Form S-3 (File No. 333-281194), pursuant to which the Company may offer and sell, from time to time through Jefferies LLC, as agent (“Jefferies”), up to $100.0 million of common stock pursuant to an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies dated October 2024. The Company did not sell any shares under the ATM Agreement during the year ended December 31, 2024.
NOTE 16.    RETIREMENT PLAN
401(k) Savings Plan
The Company has a 401(k) defined contribution savings plan for the benefit of all eligible employees. Employer matching contributions were $2.4 million, $2.7 million, and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Switzerland Defined Benefit Plan
The Company maintains a defined benefit pension plan covering employees of its Swiss subsidiary, Travere Therapeutics Switzerland GmbH (the "Swiss Plan"). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum benefit. Employer and employee contributions are made to the Swiss Plan based on various percentages of participants' salaries and wages that vary according to the participants' age and other factors. As of December 31, 2024, the projected benefit obligations under the Swiss Plan were approximately $3.0 million, and plan assets were approximately $2.5 million. The funded status of the Swiss Plan is included in other long-term liabilities on the Company's Consolidated Balance Sheets.
NOTE 17. PROPERTY AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$9,370	$9,692
Furniture and fixtures	2,446	2,990
Computers and equipment	2,275	2,071
Construction-in-progress	—	169
	14,091	14,922
Less: Accumulated depreciation	(8,755)	(7,443)
Total property and equipment, net	$5,336	$7,479
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $1.8 million, $2.2 million and $2.1 million, respectively.
NOTE 18. LEASES
As of December 31, 2024, the Company had operating leases, including one operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established right-of-use assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total right-of-use asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
The initial term of the office lease ends in August 2028, and the Landlord has granted the Company an option to extend the term of the lease by a period of 5 years. At lease inception, it was not reasonably certain that the Company will extend the term of the lease and therefore the renewal period has been excluded from the aforementioned right-of-use asset and lease liability measurements. The measurement of the lease term occurs from the February 2021 occupancy date of the office space.

As of December 31, 2024, the Company also had an operating lease with Esprit Investments Limited for office space located in Dublin, Ireland, which was entered into in October 2022. The initial term of the office lease ends in September 2027. The lease provides the option to extend the term of the lease by a period of 5 years, although at lease inception, it was not reasonably certain that the Company will elect this option and therefore the renewal period has been excluded from the initial lease measurement. Utilizing a discount rate equal to the Company's borrowing rate, the Company established a right-of-use asset and corresponding lease liability of $0.4 million.
During the year ended December 31, 2024, due to the decreased occupancy from the 2023 restructuring along with efforts to optimize a hybrid work model, the Company decided to reduce its use of office space located in San Diego, California. In November 2024, the Company entered into a sublease of its 5th floor premises. The term of the sublease runs from January 2025 through August 2028.
The Company’s sublease arrangement has been classified as an operating lease with sublease income recognized on a straight-line basis over the term of the sublease arrangement. To measure the Company’s periodic sublease income, the Company elected to use a practical expedient under ASC 842 to aggregate non-lease components with the related lease components when (i) the timing and pattern of transfer for the non-lease components and the related lease components are the same and (ii) the lease components, if accounted for separately, would be classified as an operating lease.
Given the circumstances surrounding the 5th floor premises, the Company identified an indicator of impairment of the related operating lease right-of-use assets, property and equipment, and other capitalized assets and compared the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the sublease and eventual disposition of the asset group. The sum of the undiscounted cash flows of the asset group was below the carrying value. Consequently, the Company utilized the present value of the estimated future cash flows attributable to the assets to determine the fair value of the asset group. The resulting fair value of the operating lease right-of-use assets, property and equipment, and other capitalized assets resulted in an impairment of $1.2 million recorded in restructuring expense in the Consolidated Statements of Operations and categorized the aforementioned measurement of fair value as Level 3 within the ASC Topic 820, "Fair Value Measurements" fair value hierarchy. There were no impairments related to right-of-use assets or property and equipment in the years ended December 31, 2023 and 2022.
The following is a schedule of the future minimum rental commitments for the Company's operating leases reconciled to the lease liability and ROU asset as of December 31, 2024 (in thousands):

December 31, 2024
2025	$6,665
2026	6,889
2027	7,064
2028	4,781
Thereafter	—
Total undiscounted future minimum payments	25,399
Present value discount	(2,803)
Total lease liability	22,596
Unamortized lease incentives	(3,491)
Cash payments in excess of straight-line lease expense	(4,810)
Total ROU asset	$14,295
The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term in years	3.7	4.7
Weighted-average discount rate	6.48%	6.48%
For the years ended December 31, 2024, 2023 and 2022 the Company recorded $4.8 million, $4.9 million, and $5.0 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
The Company and Mirum have also entered into a transition services agreement ("TSA") pursuant to which the Company has agreed to perform certain services for a period of time following the Closing, with respect to Mirum’s use and operation of the assets purchased in the Purchase Agreement. The TSA is designed to ensure and facilitate an orderly transfer of business operations, and the consideration to be received by the Company primarily consists of cost reimbursement. For the years ended December 31, 2024 and 2023, the Company recognized $0.5 million and $1.0 million, respectively, under the TSA, included in continuing operations within other income (expense), net. As of December 31, 2024, the Company collected $1.5 million. The uncollected balance is included in accounts receivable of the Consolidated Balance Sheets. As part of the TSA, the Company is collecting certain receivables related to purchased assets for a period of time and remitting them to Mirum. The transition services accrual as of December 31, 2024 was $0.3 million, and is included in accrued expenses in the accompanying Consolidated Balance Sheets. TSA services provided by the Company are substantially complete as of December 31, 2024.
The Company determined that the divestiture represents a strategic shift that will have a major effect on the Company's operations and financial results, and has therefore reflected the bile acid business as a discontinued operation for all periods presented.
Results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net product sales	$(550)	$66,164	$102,558
Total revenue	(550)	66,164	102,558
Operating expenses:
Cost of goods sold	(9)	1,899	3,172
Research and development	247	6,118	8,447
Selling, general and administrative	127	19,500	22,686
Change in fair value of contingent consideration	—	(473)	15,006
Total operating expenses	365	27,044	49,311
Operating income	(915)	39,120	53,247
Other income (expenses), net:
Interest expense	—	(191)	(261)
Gain on disposal of discontinued operations, net of tax	—	226,005	—
Total other income (expense), net	—	225,814	(261)
(Loss) income from discontinued operations before income tax	(915)	264,934	52,986
Income tax on discontinued operations	—	—	—
Net (loss) income from discontinued operations	$(915)	$264,934	$52,986

NOTE 20. SEGMENT INFORMATION
The Company operates in one business segment focused on identifying, developing and delivering life-changing therapies to people living with rare kidney and metabolic diseases. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”), who is the President and Chief Executive Officer. The CODM uses net loss to monitor budget versus actual results in assessing segment performance and the allocation of resources. The Company’s CODM also utilizes the Company’s long-range plan as a strategic tool to allocate resources according to the Company’s strategic objectives.
The Company sells its products to specialty pharmacies and through direct-to-patient distributors worldwide. Net product sales outside of the United States ("U.S.") were not significant for the years ended December 31, 2024, 2023 and 2022. Long-lived assets located outside the U.S. were $4.5 million as of December 31, 2024. The Company had no long-lived assets located outside the U.S. as of December 31, 2023. The measure of segment assets is reported on the consolidated balance sheets as total assets. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies.
The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$233,175	$145,238	$109,460
Less:
Cost of goods sold	7,744	11,450	4,420
Research and development:
External research and development	126,303	142,482	129,698
Internal personnel costs	73,843	84,658	75,664
Other Research and development	17,350	17,850	21,971
Total research and development	217,496	244,990	227,333
Selling, general and administrative	264,119	265,542	197,520
In-process research and development	65,205	—	—
Restructuring	2,438	11,394	—
Total other income (expense), net	3,317	12,028	(11,342)
Income tax provision on continuing operations	(120)	(223)	(313)
(Loss) income from discontinued operations, net of tax	(915)	264,934	52,986
Net loss	$(321,545)	$(111,399)	$(278,482)