Form 10-Q
period 2025-03-31
Travere Therapeutics, Inc.
filed 2025-05-01
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of April 28, 2025 was 88,804,818.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2025

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in this Quarterly Report on Form 10-Q. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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
•International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$61,897	$58,535
Marketable debt securities, at fair value	260,345	312,166
Accounts receivable, net	34,381	27,116
Inventory	3,932	6,200
Prepaid expenses and other current assets	13,616	12,685
Total current assets	374,171	416,702
Long-term inventory	34,073	35,656
Property and equipment, net	4,853	5,336
Operating lease right of use assets	13,196	14,295
Intangible assets, net	103,816	103,974
Other assets	18,690	18,162
Total assets	$548,799	$594,125
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,374	$23,534
Accrued expenses	77,108	86,028
Convertible debt, current portion	68,758	68,678
Operating lease liabilities, current portion	5,460	5,405
Other current liabilities	15,757	17,106
Total current liabilities	182,457	200,751
Convertible debt, less current portion	310,663	310,310
Operating lease liabilities, less current portion	15,582	17,191
Other non-current liabilities	7,274	6,796
Total liabilities	515,976	535,048
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 88,787,429, and 87,452,835 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	1,522,050	1,506,315
Accumulated deficit	(1,488,393)	(1,447,167)
Accumulated other comprehensive loss	(843)	(80)
Total stockholders' equity	32,823	59,077
Total liabilities and stockholders' equity	$548,799	$594,125
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net product sales	$75,861	$39,984
License and collaboration revenue	5,871	1,390
Total revenue	81,732	41,374
Operating expenses:
Cost of goods sold	4,679	1,504
Research and development	46,889	49,420
Selling, general and administrative	72,838	64,223
In-process research and development	—	65,205
Restructuring	—	259
Total operating expenses	124,406	180,611
Operating loss	(42,674)	(139,237)
Other income, net:
Interest income	3,795	6,032
Interest expense	(2,857)	(2,800)
Other income, net	549	238
Total other income, net	1,487	3,470
Loss from continuing operations before income tax provision	(41,187)	(135,767)
Income tax provision on continuing operations	(39)	(191)
Loss from continuing operations, net of tax	(41,226)	(135,958)
Loss from discontinued operations, net of tax	—	(103)
Net loss	$(41,226)	$(136,061)

Per share data
Basic and diluted:
Net loss per common share	$(0.47)	$(1.76)
Weighted average common shares outstanding	88,355,973	77,136,493
Comprehensive loss:
Net loss	$(41,226)	$(136,061)
Foreign currency translation (loss) gain	(686)	629
Unrealized loss on marketable debt securities	(77)	(1,065)
Comprehensive loss	$(41,989)	$(136,497)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2025						Three Months Ended March 31, 2024
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	87,452,835	$9	$1,506,315	$(80)	$(1,447,167)	$59,077	75,367,117	$7	$1,327,881	$(1,456)	$(1,125,622)	$200,810
Share based compensation	—	—	11,178	—	—	11,178	—	—	9,420	—	—	9,420
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,334,594	—	4,243	—	—	4,243	741,712	1	(1)	—	—	—
Employee stock purchase program purchase and expense	—	—	314	—	—	314	—	—	338	—	—	338
Foreign currency translation adjustments	—	—	—	(686)	—	(686)	—	—	—	629	—	629
Unrealized loss on marketable debt securities	—	—	—	(77)	—	(77)	—	—	—	(1,065)	—	(1,065)
Net loss	—	—	—	—	(41,226)	(41,226)	—	—	—	—	(136,061)	(136,061)
Balance - March 31	88,787,429	$9	$1,522,050	$(843)	$(1,488,393)	$32,823	76,108,829	$8	$1,337,638	$(1,892)	$(1,261,683)	$74,071
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(41,226)	$(136,061)
Net loss from discontinued operations	—	(103)
Net loss from continuing operations	(41,226)	(135,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,802	9,880
Share based compensation	11,492	9,758
Other	(1,569)	364
Changes in operating assets and liabilities:
Accounts receivable	(7,204)	(1,547)
Inventory	3,664	(1,824)
Prepaid expenses and other current and non-current assets	(1,670)	(2,724)
Accounts payable	(8,305)	(24,841)
Accrued expenses	(9,538)	21,474
Deferred revenue	(1,349)	(1,522)
Other current and non-current liabilities	709	8,038
Net cash used in operating activities - continuing operations	(42,194)	(118,902)
Net cash used in operating activities - discontinued operations	—	(103)
Net cash used in operating activities	(42,194)	(119,005)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	53,157	111,364
Purchase of intangible assets	(11,784)	(6,466)
Other	(83)	—
Net cash provided by investing activities	41,290	104,898
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(525)	(525)
Proceeds from exercise of stock options	4,243	—
Net cash provided by (used in) financing activities	3,718	(525)
Effect of exchange rate changes on cash	548	(293)
Net increase (decrease) in cash and cash equivalents	3,362	(14,925)
Cash and cash equivalents, beginning of year	58,535	58,176
Cash and cash equivalents, end of period	$61,897	$43,251
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
In September 2021, the Company entered into a license and collaboration agreement (the "License Agreement") with Vifor (International) Ltd. ("CSL Vifor"). In April 2024, the Company and CSL Vifor announced that the European Commission had granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g), and in April 2025, the Company and CSL Vifor announced that the European Commission has converted the CMA into a standard marketing authorization (“MA”) for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The MA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. As a result of the standard MA approval, the Company is entitled to receive a regulatory milestone payment of $17.5 million under the terms of the License Agreement, and is eligible for additional milestone payments upon achievement of market access initiatives in certain countries. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, the Company and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). In April 2025, the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK converted its conditional approval of FILSPARI IgAN to standard approval.
In January 2024, the Company entered into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. Renalys holds regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, in the second quarter of 2024 Renalys initiated an open label registration study of sparsentan in Japan to support potential approval of sparsentan in Japan. In July 2024, Renalys announced that the first patient was dosed in the study, and in January 2025, Renalys announced achievement of full enrollment in the study. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy as of November 27, 2024. Under the terms of the licensing agreement, Renalys is responsible for development, regulatory matters, and commercialization in the licensed territories.
Thiola® and Thiola EC® (tiopronin tablets)
Thiola® and Thiola EC® (tiopronin tablets) are approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan remains a novel investigational product candidate which has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerosis (FSGS) in the U.S. and the European Economic Area countries (the “EEA”). In December 2023, the Company announced that it had completed a planned Type C meeting with the FDA to discuss previously reported results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. In February 2025, the Company announced that it had completed a Type C meeting with the FDA and in March 2025, the Company announced that it had submitted an sNDA to the FDA seeking priority review for traditional approval of FILSPARI for the treatment of FSGS. The sNDA is supported by results from the Phase 3 DUPLEX and Phase 2 DUET studies of FILSPARI.
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

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2024 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications did not have an impact on total assets or total liabilities in the Consolidated Balance Sheets or net loss in the Consolidated Statements of Operations.
A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The unaudited consolidated financial statements represent the consolidation of the accounts of the Company, its subsidiaries and variable interest entities for which the Company has been determined to be the primary beneficiary, in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation. See Note 6 for further discussion of variable interest entities (“VIE”) that the Company consolidates.
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
The following table summarizes cost of goods sold for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of goods sold - product sales	$1,253	$1,504
Cost of goods sold - license and collaboration	3,426	—
Total cost of goods sold	$4,679	$1,504
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), the Company expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three months ended March 31, 2025 and 2024, sales of FILSPARI primarily consisted of zero-cost inventories. As of March 31, 2025, the Company had approximately $1.9 million of zero-cost inventory remaining, the majority of which the Company expects will be consumed in 2025. The Company began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at March 31, 2025 as such royalties are not yet probable and estimable.
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
Equity Securities
The Company applies the equity method of accounting for investments when it has significant influence, but no controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in joint steering committees and material intercompany transactions. Upon investment, the Company evaluates any basis difference between the carrying value and fair value of the Company's proportionate share of the investee's net assets. Basis differences relating to in-process research and development (IPR&D) are expensed when the investee is not considered a business as defined in ASC 805, Business Combinations, due to substantially all of the estimated fair value of the gross assets being concentrated in a group of similar IPR&D assets with no alternative future use. For both the three months ended March 31, 2025 and 2024, the Company did not have any basis adjustments. The equity method investment's carrying value was reduced to zero during the second quarter of 2024, as the Company's proportionate share of the basis difference exceeded the carrying value. See Note 6 for further discussion. Investments accounted for using the equity method are reported on a lag of up to three months if the financial statements of the investee are not available in sufficient time for the Company to apply the equity method as of the current reporting date.
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

In December 2023, the Company initiated a restructuring plan that resulted in a reduction of its workforce, primarily impacting non-field-based employees. Restructuring costs were primarily comprised of one-time termination benefits including severance, continuation of health insurance coverage, and other benefits for a specified period of time. As of December 31, 2024, the Company had recognized a total of $13.8 million in connection with the restructuring and it is no longer incurring restructuring expenses.
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
In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debts Instruments. This ASU clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted for entities that have adopted ASU 2020-06. The Company is currently evaluating the impact of the adoption of this standard on the accounting for the Company's convertible notes.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Recognition Disclosures. This ASU will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective, as clarified by ASU No. 2025-01, for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU does not change accounting for income taxes but requires new disclosures focusing on two areas, the effective rate reconciliation and taxes paid. This new standard is effective for public business entities for annual periods beginning after December 15, 2024. The Company plans to adopt the standard as required for the December 31, 2025 annual financial statements and interim periods thereafter. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the three months ended March 31, 2025 and 2024, adjustments to net product revenue related to performance obligations satisfied in previous periods were $0.4 million and less than $0.1 million, respectively.
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
Other Fees: The Company pays service fees to certain customers based on a contractually fixed percentage of the wholesale acquisition cost ("WAC") and fees for data. Other fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.
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
The following table summarizes net product sales for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
FILSPARI	$55,881	$19,834
Tiopronin products	19,980	20,150
Total net product sales	$75,861	$39,984

NOTE 4. COLLABORATION AND LICENSE AGREEMENTS
License Agreement with CSL Vifor
In September 2021, the Company entered into a license and collaboration agreement (“CSL Vifor License Agreement”) with Vifor (International) Ltd. (“CSL Vifor”), pursuant to which the Company granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in Europe, Australia and New Zealand ("CSL Vifor Licensed Territories"). CSL Vifor also has first right of negotiation to expand the licensed territories into Canada, China, Brazil and/ or Mexico. Under the terms of the CSL Vifor License Agreement, the Company received an upfront payment of $55.0 million and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. The Company is also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of FILSPARI in the CSL Vifor Licensed Territories.
For the three months ended March 31, 2025 the Company recognized $5.9 million in license and collaboration revenue, which included the sale of $3.8 million of active pharmaceutical ingredients, $1.4 million for clinical development activities, based upon the ratio of costs incurred to total estimated costs and $0.7 million for royalties earned on net sales of FILSPARI in the CSL Vifor Licensed Territories. For the three months ended March 31, 2024 the Company recognized $1.4 million in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of March 31, 2025 and December 31, 2024 was $1.5 million and $2.8 million, respectively, classified as current as the Company estimates that the remainder of the deferred revenue balance will be fully realized by mid-2025.
Licensing Agreement with Renalys
In January 2024, the license agreement (“Renalys License Agreement”) between the Company and Renalys came into effect. Pursuant to the terms of the Renalys License Agreement, the Company granted an exclusive license to Renalys for the development and commercialization of sparsentan in Japan, South Korea, Taiwan and other specified Asian countries ("Renalys Licensed Territories"). Under the terms of the Renalys License Agreement, the Company received a non-refundable upfront payment and will be eligible to receive up to $120.0 million in aggregate regulatory, development and sales-based milestones. The Company is also entitled to receive tiered double-digit to mid-20 percent royalties of annual net sales of sparsentan in the Renalys Licensed Territories. In addition, the Company received an option to purchase shares of common stock of Renalys (“Option Agreement”), which it exercised in January 2024. The Company also has the option to purchase all equity securities of Renalys at any time prior to the top-line results of the Phase 3 trial in Japan (“Buyout Right”).
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

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of March 31, 2025 and December 31, 2024 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Marketable debt securities:
Commercial paper	$74,222	$73,325
Corporate debt securities	176,095	203,816
Securities of government sponsored entities	10,028	35,025
Total available-for-sale marketable debt securities	$260,345	$312,166
The following is a summary of short-term marketable debt securities classified as available-for-sale as of March 31, 2025 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$74,224	$4	$(6)	$74,222
Corporate debt securities	Less than 1	175,806	302	(13)	176,095
Securities of government-sponsored entities	Less than 1	10,023	5	—	10,028
Total available-for-sale marketable debt securities		$260,053	$311	$(19)	$260,345
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2024 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$73,410	$1	$(86)	$73,325
Corporate debt securities	Less than 1	203,395	483	(62)	203,816
Securities of government-sponsored entities	Less than 1	34,993	33	(1)	35,025
Total available-for-sale securities		$311,798	$517	$(149)	$312,166
For the three months ended March 31, 2025 and 2024, realized gains and losses on marketable debt securities were immaterial. As of March 31, 2025 and December 31, 2024, the accrued interest receivable related to the Company's marketable debt securities was $2.1 million and $2.3 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.

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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of March 31, 2025 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$54,612	$6	$—	$—	$54,612	$6
Corporate debt securities	27,348	13	—	—	27,348	13
Total	$81,960	$19	$—	$—	$81,960	$19
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
As of March 31, 2025 and December 31, 2024, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $82.0 million and $123.7 million, respectively.
As of March 31, 2025 and December 31, 2024, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The decrease in unrealized losses for the three months ended March 31, 2025 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

NOTE 6. VARIABLE INTEREST ENTITIES
Stock Purchase and Collaboration Agreement with PharmaKrysto
In March 2022, the Company entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company and concurrently entered into a Stock Purchase Agreement (together, the "Agreements") whereby the Company acquired 5% of the outstanding common shares of PharmaKrysto. The Agreements granted the Company an option to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone, which expired on March 8, 2025. As the option was not exercised by the Company prior to expiration, the rights granted to the Company under the Agreements ceased, and the previously purchased common shares were transferred back to PharmaKrysto for immaterial consideration. The Company deconsolidated PharmaKrysto as of March 8, 2025, resulting in an immaterial amount recognized in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025.
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
In order to determine the primary beneficiary of Renalys, the Company evaluated its variable interest to identify if the Company had the power to direct the activities that most significantly impact the economic performance. Based upon the capital structure, governing documents and overall business operations, the Company determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the economic performance of Renalys and does not have an obligation to absorb losses.

The carrying amount of the liabilities related to the Company’s variable interests was $8.9 million as of both March 31, 2025 and December 31, 2024, recorded in other current liabilities in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as of March 31, 2025 is zero. The Company is not required to provide additional funding. The creditors have no recourse to the general credit or assets of the Company.

NOTE 7.  LEASES
As of March 31, 2025, the Company had an operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established right-of-use assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total right-of-use asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
In November 2024, the Company entered into a sublease for a portion of the premises. The term of the sublease runs from January 2025 through August 2028. The Company’s sublease arrangement has been classified as an operating lease with sublease income recognized on a straight-line basis over the term of the sublease arrangement. To measure the Company’s periodic sublease income, the Company elected to use a practical expedient under ASC 842 to aggregate non-lease components with the related lease components because (i) the timing and pattern of transfer for the non-lease components and the related lease components are the same and (ii) the lease components, if accounted for separately, would be classified as an operating lease.
The Company also had an operating lease with Esprit Investments Limited for office space located in Dublin, Ireland, which was entered into in October 2022 for a term of five years. In January 2025, the Company entered into a lease assignment for the Dublin office space, which released the Company of its obligations under the original lease. As a result, the Company derecognized the operating lease right-of-use asset and lease liability in the Consolidated Balance Sheets.
The following is a schedule of the future minimum rental commitments for the Company's operating lease reconciled to the lease liability and right-of-use asset as of March 31, 2025 (in thousands):

March 31, 2025
2025 (remaining)	$4,945
2026	6,775
2027	6,978
2028	4,781
2029 and thereafter	—
Total undiscounted future minimum payments	23,479
Present value discount	(2,437)
Total lease liability	21,042
Unamortized lease incentives	(3,253)
Cash payments in excess of straight-line lease expense	(4,593)
Total right-of-use asset	$13,196

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term in years	3.4	3.7
Weighted-average discount rate	6.47%	6.48%
For the three months ended March 31, 2025 and 2024, the Company recorded $1.1 million and $1.2 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of March 31, 2025, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $68.3 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $315.8 million. As of December 31, 2024, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $68.2 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $302.1 million. The fair values were estimated utilizing market quotations and are considered Level 2.
The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2025 (in thousands):

	As of March 31, 2025
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$61,897	$61,897	$—	$—
Marketable debt securities, available-for-sale	260,345	—	260,345	—
Total	$322,242	$61,897	$260,345	$—
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

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into the Ligand License Agreement for a worldwide sublicense to develop, manufacture and commercialize FILSPARI. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through March 31, 2025 the Company has capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and Bristol-Myers Squibb Company ("BMS")) an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI. For the three months ended March 31, 2025, the Company capitalized $8.9 million to intangible assets for royalties owed on net sales of FILSPARI. The cost of the milestone and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033.

Mission License Agreement
In 2014, the Company entered into the Mission License Agreement, pursuant to which it obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. Under the terms of the Mission License Agreement, as subsequently amended, which runs through May 2029, the Company is obligated to pay Mission the greater of $2.1 million, representing the guaranteed minimum royalty, or 20% of its Thiola net sales generated globally during each calendar year. The Company has capitalized $174.2 million related to the Thiola intangible asset which consists of an up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payment obligations through March 31, 2025 in excess of minimum royalties. The Company has not capitalized any royalties in excess of the annual contractual minimum as of March 31, 2025 as royalties are capitalized in the period in which they become probable and estimable, which is typically in the period corresponding with the respective sales.
The following table sets forth amortizable intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Finite-lived intangible assets	$236,579	$224,293
Less: accumulated amortization	(133,516)	(121,072)
Net carrying value	$103,063	$103,221
Amortization expense for the three months ended March 31, 2025 and 2024 was $12.4 million and $9.4 million, respectively, recorded in selling, general and administrative expense.
As of March 31, 2025 and December 31, 2024, the Company had goodwill of $0.8 million.

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	March 31, 2025	December 31, 2024
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	68,904	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(5,587)	(5,940)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(146)	(226)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$379,421	$378,988
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At March 31, 2025, accrued interest on the 2029 Notes of $0.6 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At March 31, 2025, accrued interest of $0.1 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt, which included the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, and as of March 31, 2025, the total remaining principal amount outstanding under the 2025 Notes was $68.9 million.
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
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at March 31, 2025.
The 2025 and 2029 Notes are classified on the Company's Consolidated Balance Sheets at March 31, 2025 as short-term and long-tern convertible debt, respectively.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$2,209	$2,209
Amortization of debt issuance costs	433	431
Total interest expense for the 2025 and 2029 Notes	$2,642	$2,640
Total interest expense recognized for the three months ended March 31, 2025 and 2024 was $2.9 million and $2.8 million, respectively.

NOTE 11. ACCRUED EXPENSES
Accrued expenses at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Sales discounts, rebates, and allowances	$20,295	$10,585
Compensation related costs	16,488	35,166
Research and development	16,476	16,090
Accrued royalties	12,610	12,309
Selling, general and administrative	7,964	6,154
Miscellaneous accrued expenses	3,275	5,724
Total accrued expenses	$77,108	$86,028

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
Basic and diluted net income (loss) per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended March 31,
	2025			2024
	Shares	Net Income (loss)	EPS	Shares	Net Income (loss)	EPS
Continuing operations	88,355,973	$(41,226)	$(0.47)	77,136,493	$(135,958)	$(1.76)
Discontinued operations	88,355,973	—	—	77,136,493	(103)	—
Basic and diluted loss per share	88,355,973	$(41,226)	$(0.47)	77,136,493	$(136,061)	$(1.76)

The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Convertible debt	11,697,953	11,697,952
Options	9,925,099	10,927,909
Restricted stock units	4,147,028	3,769,139
Total anti-dilutive shares	25,770,080	26,395,000

NOTE 13.  COMMITMENTS AND CONTINGENCIES
Commitments
Certain of the Company's contractual arrangements with CMOs require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements.
Contingencies
In November 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. The Company acquired Orphan by purchasing all of the outstanding shares. Under the stock purchase agreement, the Company has also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the U.S. and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted.
In accordance with ASC 450, Contingencies, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. In March 2024, the Company recognized $65.2 million in IPR&D expense upon the achievement of a development milestone, which was paid during the second quarter of 2024 and recorded within investing activities in the Consolidated Statements of Cash Flows. As of March 31, 2025, no contingent payments have been accrued.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2025:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	9,283,331	$20.13	5.51	$—
Granted	1,258,700	20.40	—	—
Exercised	(261,357)	16.52	—	1,448
Forfeited/canceled	(78,175)	25.87	—	—
Outstanding at March 31, 2025	10,202,499	$20.21	5.94	$17,865
Vested and expected to vest at March 31, 2025	10,202,499	$20.21	5.94	$17,865
Exercisable at March 31, 2025	7,092,556	$21.64	4.63	$7,346
At March 31, 2025, unamortized stock compensation for stock options was $28.6 million, with a remaining weighted-average recognition period of 2.8 years.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the three months ended March 31, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	3,517,263	$15.41
Granted	1,968,590	20.41
Vested	(1,041,237)	16.61
Forfeited/canceled	(60,120)	16.05
Unvested at March 31, 2025	4,384,496	$17.36
At March 31, 2025, unamortized stock compensation for service based restricted stock units was $68.3 million, with a remaining weighted-average recognition period of 3.0 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the three months ended March 31, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	216,208	$18.34
Granted	88,000	20.46
Vested	(32,000)	27.50
Forfeited/canceled	—	—
Unvested at March 31, 2025	272,208	$17.94
At March 31, 2025, unamortized stock compensation for performance based restricted stock units was $0.2 million, with a remaining weighted-average recognition period of 0.8 years.

Share-Based Compensation
Total share-based compensation presented in the Consolidated Statements of Stockholders' Equity includes both continuing operations and discontinued operations. The following table sets forth share-based compensation for continuing operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$4,726	$3,657
Selling, general and administrative	6,766	6,101
Total share-based compensation	$11,492	$9,758

NOTE 15. INVENTORY
Inventory consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$27,141	$30,552
Work in process	4,440	7,625
Finished goods	6,424	3,679
Total inventory	$38,005	$41,856
Classified as:
Current inventory	$3,932	$6,200
Long-term inventory	34,073	35,656
Total inventory	$38,005	$41,856
The balance classified as long-term inventory consists of raw materials, work in process and finished goods for both Thiola and FILSPARI as of March 31, 2025 and December 31, 2024. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption. Such inventories are classified as long-term.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $34.4 million and $27.1 million at March 31, 2025 and December 31, 2024, respectively. The total reserves for both periods were immaterial.
The Company's evaluation and accounting for credit losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

NOTE 17. EQUITY OFFERINGS
At-the-Market Equity Offering
In October 2024, the Company filed a prospectus supplement to the prospectus included in its registration statement on Form S-3 (File No. 333-281194), pursuant to which the Company may offer and sell, from time to time through Jefferies LLC, as agent ("Jefferies"), up to $100.0 million of common stock pursuant to an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies dated October 2024. As of March 31, 2025, the Company has not sold any shares under the ATM Agreement.

NOTE 18. DIVESTITURES
Discontinued Operations
Sale of Bile Acid Product Portfolio
In August 2023, the Company closed the sale of its bile acid business to Mirum Pharmaceuticals, Inc. (“Mirum”) pursuant to the terms of an asset purchase agreement dated July 16, 2023 (the "Purchase Agreement"). The Company is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the "Products"). The Company will recognize the contingent consideration receivable in earnings when the target annual sales for the milestones are met and the contingency is resolved. The Company determined that the divestiture represented a strategic shift that would have a major effect on the Company's operations and financial results, and has therefore reflected the bile acid business as a discontinued operation for all periods presented. The Company recognized loss from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss of $0.1 million for the three months ended March 31, 2024.

NOTE 19. SEGMENT INFORMATION
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
The Company sells its products to specialty pharmacies and through direct-to-patient distributors worldwide. Net product sales outside of the United States ("U.S.") were not significant for the three months ended March 31, 2025 and 2024. Long-lived assets located outside the U.S. were immaterial as of both March 31, 2025 and December 31, 2024. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies.
The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$81,732	$41,374
Less:
Cost of goods sold	4,679	1,504
Research and development:
External research and development	22,355	25,912
Internal personnel costs	20,102	19,746
Other Research and development	4,432	3,762
Total research and development	46,889	49,420
Selling, general and administrative	72,838	64,223
In-process research and development	—	65,205
Restructuring	—	259
Total other income, net	1,487	3,470
Income tax provision on continuing operations	(39)	(191)
Loss from discontinued operations, net of tax	—	(103)
Net loss	$(41,226)	$(136,061)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on February 21, 2025. Past operating results are not necessarily indicative of results that may occur in future periods. In addition, see the discussion under the heading “Forward-Looking Statements” immediately preceding the consolidated financial statements included under Part I of this Quarterly Report on Form 10-Q.
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

2
On February 11, 2025, we announced that we had completed a Type C meeting with the FDA and on March 17, 2025, we announced that we had submitted an sNDA to the FDA seeking priority review for traditional approval of FILSPARI for the treatment of FSGS.

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
FILSPARI is available only through a risk evaluation and mitigation strategy (REMS) approved by the FDA, regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for certain other approved endothelin antagonists, and a REMS for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. As part of the liver monitoring REMS, monthly monitoring of each patient is required for the first year the patient is on treatment, and quarterly thereafter. The FDA accepted for review our sNDA efficacy supplement requesting modification of the frequency of liver monitoring during the first year that patients are taking FILSPARI, and assigned a PDUFA target action date of August 28, 2025. Additionally, the FDA recently notified us that the REMS for embryo-fetal toxicity is no longer necessary to ensure the benefits of FILSPARI outweigh the risk of embryo-fetal toxicity, and has instructed us to submit a REMS modification to remove the need to monitor the risk of embryo-fetal toxicity. Accordingly, we plan to submit an amendment to the REMS sNDA that is currently under review for potential modification of liver monitoring in order to effect this change. The FDA indicated that this amendment to the REMS sNDA is not expected to impact the review timeline and the Company continues to expect a REMS modification PDUFA target action date of August 28, 2025.
In April 2024, we and our partner CSL Vifor announced that the European Commission had granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g), and in April 2025, we and CSL Vifor announced that the European Commission has converted the CMA into a standard marketing authorization (“MA”) for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The MA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. As a result of the standard MA approval, we are entitled to receive a regulatory milestone payment of $17.5 million under the terms of the License Agreement, and we are eligible for additional milestone payments upon achievement of market access initiatives in certain countries. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, we and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). In April 2025, the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK converted its conditional approval of FILSPARI in IgAN to standard approval.
In January 2024, we announced our entry into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. Renalys holds regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, in the second quarter of 2024 Renalys initiated an open label registration study of sparsentan in Japan to support potential approval of sparsentan in Japan. In July 2024, Renalys announced that the first patient was dosed in the study and in January 2025, Renalys announced achievement of full enrollment in the study. Results from the urine protein/creatinine ratio (UP/C) endpoint in the study are expected in the second half of 2025 to support a submission for approval to PMDA. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy as of November 27, 2024. Under the terms of the licensing agreement, Renalys is responsible for development, regulatory matters, and commercialization in the licensed territories.
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
In December 2023, we announced that we had completed a planned Type C meeting with the FDA to discuss results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. The FDA acknowledged the work being done by the larger nephrology community to better understand proteinuria and eGFR as endpoints in clinical trials of FSGS and indicated a willingness to continue to engage with us on a potential path forward for sparsentan in FSGS following our consideration of additional evidence. Subsequently, a collaborative international effort referred to as the PARASOL project was initiated with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. The PARASOL project is led by several patient advocacy organizations focused on glomerular diseases, with participation from regulators and industry representatives. The principal finding from PARASOL was that in FSGS, reduction in proteinuria over 24 months is strongly associated with a reduction in the risk of kidney failure, and responder definitions based on thresholds of proteinuria are both biologically plausible and strongly supported by epidemiological data. Following the PARASOL public workshop in the fourth quarter of 2024, in which a multi-stakeholder group of rare kidney disease experts aligned around a potential proteinuria-based clinical trial endpoint for FSGS, we scheduled a Type C meeting with the FDA to discuss a potential regulatory pathway for a sparsentan FSGS indication. In February 2025, we announced that we had completed a Type C meeting with the FDA and in March 2025, we announced that we had submitted an sNDA to the FDA seeking priority review for traditional approval of FILSPARI for the treatment of FSGS. The sNDA is supported by results from the Phase 3 DUPLEX and Phase 2 DUET studies of FILSPARI. The FDA has 60 days from the receipt of the sNDA to determine whether to accept it for review. We expect to receive notice regarding the acceptance for review of the sNDA submission as well as the timeline for sNDA review from the FDA in the second quarter of 2025. If approved, FILSPARI could become the first and only FDA-approved medicine indicated for FSGS.
Together with CSL Vifor, we continue to evaluate the potential for a regulatory pathway forward for sparsentan in FSGS in Europe.
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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause enables us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. Patients currently enrolled in pegtibatinase studies continue to receive study medication from small scale batches which are unaffected by the scale-up process. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials they are participating in. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. We are making progress on necessary process improvements in manufacturing scale-up and currently anticipate that we should be in a position to restart enrollment in the Phase 3 HARMONY Study in 2026.
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

Results of Operations
Results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Revenue
The following table provides information regarding net product sales (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
FILSPARI	$55,881	$19,834	$36,047
Tiopronin products	19,980	20,150	(170)
Total net product revenues	75,861	39,984	35,877
License and collaboration revenue	5,871	1,390	4,481
Total revenue	$81,732	$41,374	$40,358
Net product sales
The increase in total net product sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to growth in sales of FILSPARI.
License and collaboration revenue
The increase in license and collaboration revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the $3.8 million sale of active pharmaceutical ingredients to CSL Vifor in March 2025.

Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Cost of goods sold - product sales	$1,253	$1,504	$(251)
Cost of goods sold - license and collaboration	3,426	—	3,426
Total cost of goods sold	4,679	1,504	3,175
Research and development	46,889	49,420	(2,531)
Selling, general and administrative	72,838	64,223	8,615
In-process research and development	—	65,205	(65,205)
Restructuring	—	259	(259)
Total operating expenses	$124,406	$180,611	$(56,205)
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory. Cost of goods sold also includes the cost of goods sold under our license and collaboration agreements, which currently consists of the sale of active pharmaceutical ingredients to our collaboration partners, at cost or at cost plus a margin.
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three months ended March 31, 2025 and 2024, sales of FILSPARI primarily consisted of zero-cost inventories, and therefore cost of goods sold did not increase proportionally to the increase in product sales. As of March 31, 2025, we had $1.9 million of zero-cost inventory remaining, the majority of which we expect will be consumed in 2025. We began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, our cost of goods sold - license and collaboration increased by $3.4 million, primarily due to the sale of active pharmaceutical ingredients to CSL Vifor in March of 2025.
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
The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
External service provider costs:
Sparsentan	$11,319	$15,036	$(3,717)
Pegtibatinase	11,036	10,876	160
General and other product candidates	4,432	3,762	670
Total external service provider costs	26,787	29,674	(2,887)
Internal personnel costs	20,102	19,746	356
Total research and development	$46,889	$49,420	$(2,531)
For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, our research and development expenses decreased by $2.5 million. External service provider costs decreased by $2.9 million, which was largely driven by a decrease in costs associated with the development of sparsentan as our Phase 3 programs advance towards completion.

Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, our selling, general and administrative expenses increased by $8.6 million, primarily as a result of an increase in spend in connection with the full approval of FILSPARI granted by the FDA in September 2024 and an increase in intangible asset amortization from capitalized FILSPARI royalties.
IPR&D expense
We did not recognize any in-process research and development (IPR&D) expense during the three months ended March 31, 2025. In March 2024, we recognized $65.2 million in IPR&D expense upon the achievement of a development milestone associated with our treatment candidate pegtibatinase, which we acquired as part of the November 2020 acquisition of Orphan Technologies Limited.
Restructuring expenses
In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. As of December 31, 2024, we had incurred non-recurring charges of $13.8 million in connection with the restructuring, and we are no longer incurring restructuring expenses.
Other Income/Expenses
The following table provides information regarding other income (expenses), net (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Interest income	$3,795	$6,032	$(2,237)
Interest expense	(2,857)	(2,800)	(57)
Other income, net	549	238	311
Total other income, net	$1,487	$3,470	$(1,983)
The change in our total other income, net for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, is partly attributable to changes in interest income, driven by a decrease in the overall balance of interest-bearing security investments held along with fluctuations in short-term interest rates on those investments.

Liquidity and Capital Resources
We have financed our operations through a combination of borrowings, sales of our equity securities, and revenues generated from our commercialized products, along with proceeds from license and collaboration agreements and the divestiture of our bile acid business. We experienced significant growth in recent years in the number of our employees and the scope of our operations. We also expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization, including by adding additional members to our sales force in connection with the commercial launch of FILSPARI in the United States for IgAN.
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

We had the following balances and financial performance at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$61,897	$58,535
Marketable debt securities, at fair value	$260,345	$312,166
Convertible debt	$379,421	$378,988
Accumulated deficit	$(1,488,393)	$(1,447,167)
Stockholders' equity	$32,823	$59,077
Net working capital*	$191,714	$215,951
Net working capital ratio**	2.05	2.08
* Current assets less current liabilities. **Current assets divided by current liabilities.
As of March 31, 2025, we had cash and cash equivalents of $61.9 million and available-for-sale marketable debt securities of $260.3 million. Substantial sources of funds over the past year, as summarized further below, include net proceeds of $134.7 million from an underwritten public offering of our common stock in November 2024.
Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, anticipated milestone payments, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the ongoing launch of FILSPARI and the anticipated repayment of the outstanding principal of approximately $68.9 million on the 2025 Notes, which mature on September 15, 2025. Sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, FILSPARI royalties and certain earned and potential milestone payments. We anticipate achieving milestones with FILSPARI that will result in us receiving payments of approximately $17.5 million during the next 12 months, with the potential for additional milestone payments depending on timing and outcomes that are currently uncertain.
Beyond the next 12 months and over the foreseeable future, our known commitments and potential financial obligations will likely include ongoing operations funding, operating lease payments, interest payments on our outstanding debt, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, milestone and royalty payments associated with FILSPARI, pegtibatinase, and other developmental programs based upon the achievement of certain agreement-specific criteria, along with sales-based royalties and the repayment of principal on the outstanding 2029 Notes, which mature on September 1, 2029. Potential sources of cash over this time horizon may include net revenues from sales of our existing products and, if commercialized, our pipeline products, licensing revenue, the sale or maturity of marketable debt securities in our investment portfolio, the refinancing of all or a portion of our debt, on or before maturity, or the issuance of additional debt or equity. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise, and the amounts involved in such purchases and/or exchanges, individually or in the aggregate, may be material. We may not be able to successfully conduct financing or refinancing activity on favorable terms or at all.
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
Collaboration and License Proceeds
License and Collaboration Agreement with CSL Vifor
In September 2021, we entered into a license agreement with CSL Vifor, pursuant to which we granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in the licensed territories. Under the terms of the license agreement, we will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the licensed territories.
See Note 4 to our unaudited Consolidated Financial Statements for further discussion.
Licensing Agreement with Renalys
In January 2024, our license agreement with Renalys Pharma, Inc. came into effect. Under the terms of the agreement, we granted an exclusive license to Renalys for the development and commercialization of sparsentan in Japan and other specified countries in Asia. Pursuant to the terms of the agreement, we are eligible to receive up to $120.0 million in aggregate regulatory, development and sales-based milestone payments. We are also entitled to receive tiered double-digit to mid-20 percent royalties of annual net sales of sparsentan in the licensed territories. In addition, we received an option to purchase shares of common stock of Renalys, which we exercised in January 2024. We also have the option to purchase all equity securities of Renalys at any time prior to the top-line results of the Phase 3 trial in Japan.
See Note 4 to our unaudited Consolidated Financial Statements for further discussion.
Equity Offerings
2024 Underwritten Public Offering of Common Stock
In November 2024, we sold an aggregate of approximately 9.0 million shares of our common stock in an underwritten public offering, at a price to the public of $16.00 per share of common stock. The net proceeds from the offering, after deducting the underwriting discounts and offering expenses, were approximately $134.7 million.
At-the-Market Equity Offering
In October 2024, we filed a prospectus supplement to the prospectus included in our registration statement on Form S-3 (File No. 333-281194), pursuant to which we may offer and sell, from time to time through Jefferies LLC, as agent (“Jefferies”), up to $100.0 million of our common stock pursuant to an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies dated October 2024. The Company has not sold any shares under the ATM Agreement.
Operating Leases
Future Minimum Rental Commitments
As of March 31, 2025, we have future minimum rental commitments totaling $23.5 million arising from our operating lease and sublease income totaling $4.5 million. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize FILSPARI (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through March 31, 2025, we have capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the terms of the Ligand License Agreement, we are obligated to pay to Ligand an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI. For the three months ended March 31, 2025, we capitalized $8.9 million to intangible assets for royalties owed on net sales of FILSPARI.
The Ligand License Agreement will continue until neither party has any further payment obligations under the agreement and is expected to continue for up to 20 years from the effective date. Ligand may terminate the Ligand License Agreement due to (i) our insolvency, (ii) our material uncured breach of the agreement, (iii) our failure to use commercially reasonable efforts to develop and commercialize FILSPARI as described above or (iv) certain other conditions. We may terminate the Ligand License Agreement due to a material uncured breach of the agreement by Ligand.
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
See Note 9 to our unaudited Consolidated Financial Statements for further discussion.
Acquisition of Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. We acquired Orphan by purchasing all of its outstanding shares. Under the Stock Purchase Agreement (the "Agreement"), we agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the U.S. and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted.

See Note 13 to our unaudited Consolidated Financial Statements for further discussion.
French Rebate Accrual
In October 2021, our distributor in France for our previously marketed product Kolbam informed us that they had received a notice that the price previously paid for Kolbam during its period on the market in France had been recalculated by the agency responsible for pharmaceutical pricing in France. In October 2024, we received an invoice from the government authority in the amount of approximately $6.2 million for reimbursement of amounts previously paid for Kolbam, which we paid in November 2024. We have appealed the pricing decision and will pursue an appeal of the amount owed with the Competent Administrative Court.
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
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. On March 11, 2022, coinciding with the issuance of the 2029 Notes, we completed our repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of March 31, 2025 was $68.9 million. The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
See Note 10 to our unaudited Consolidated Financial Statements for further discussion.
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
•payment obligations related to the 2025 Notes and 2029 Notes;
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
•the potential impacts of actions taken by the current administration, including but not limited to tariffs and changes at the FDA and other government agencies; and

•the impacts of inflation and resulting cost increases.
Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies.
Cash Flows from Continuing Operations
Cash Flows from Operating Activities
Cash used in operating activities from continuing operations for the three months ended March 31, 2025 was $42.2 million compared to cash used of $118.9 million for the three months ended March 31, 2024. The change was due to a $35.9 million increase in total net product sales and the timing of payments from normal operations.
Cash Flows from Investing Activities
Cash provided by investing activities from continuing operations for the three months ended March 31, 2025 was $41.3 million compared to cash provided by $104.9 million for the three months ended March 31, 2024. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings and an increase in intangible asset purchases.
Cash Flows from Financing Activities
Cash provided by financing activities from continuing operations for the three months ended March 31, 2025 was $3.7 million compared to cash used of $0.5 million for the three months ended March 31, 2024. The change was primarily due to proceeds from the exercise of stock options during the three months ended March 31, 2025.

Other Matters
Adoption of New Accounting Standards
See Note 2 to our unaudited Consolidated Financial Statements in this report for a discussion of adoption of new accounting standards.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited Consolidated Financial Statements in this report for a discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for information about critical accounting estimates as well as a description of our other significant accounting policies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of March 31, 2025, we had cash equivalents and marketable debt securities of approximately $322.2 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points would have approximately a $1.0 million impact on the fair value of our investments.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Consolidated Financial Statements--Note 13 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our business, as well as an investment in our common stock, is highly speculative in nature and involves a high degree of risk. Our securities should be purchased only by persons who can afford to lose their entire investment. Carefully consider the risks and uncertainties described below together with all of the other information included herein, including the financial statements and related notes, before deciding to invest in our common stock. If any of the following risks actually occur, they could adversely affect our business, prospects, financial condition and results of operations. In such event(s), the market price of our common stock could decline and result in a loss of part or all of your investment. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of our common stock. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission (SEC) on February 21, 2025.
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
The commercial success of FILSPARI depends on the extent to which patients and physicians accept and adopt FILSPARI for IgAN patients. For example, if the addressable patient population suffering from primary IgAN is smaller than we estimate, if it proves difficult to educate physicians as to the availability and potential benefits of FILSPARI, or if physicians are unwilling to prescribe or patients are unwilling to take FILSPARI, the commercial potential of FILSPARI will be limited. We also do not know how physicians, patients and payers will respond to the pricing of FILSPARI, the updated, full approval label, clinical practice guidelines and any future changes thereto, developments related to competitive products, and any future publications in an evolving treatment landscape. Physicians may not prescribe FILSPARI and patients may be unwilling to use FILSPARI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of FILSPARI. If the launch or commercialization of FILSPARI is unsuccessful or perceived as disappointing, the price of our common stock could decline significantly and long-term success of the product and our company could be harmed.
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
We are dependent on third parties for the successful commercialization of sparsentan in certain key territories outside of the United States, if approved, and such third parties' commercialization efforts may fail to meet our expectations. We may not be able to establish additional collaborations or other arrangements for sparsentan in other territories, which may adversely impact our ability to generate product revenue in additional jurisdictions.*
We have granted exclusive licenses to third parties for the commercialization of sparsentan in certain territories outside of the United States, including Europe, Australia, New Zealand, Japan, South Korea, Taiwan and the ASEAN member states. Consequently, the commercial success of sparsentan in these territories will depend in significant part on the efforts of such third parties, over which we will have limited control. In August 2022, Vifor Pharma Group was acquired by CSL Limited, parent company to CSL Behring and is now operating under the brand CSL Vifor. While our agreement with CSL Vifor remains in place following the acquisition, there is no guarantee that our collaboration with CSL Vifor will not be affected, adversely or otherwise, by the change in ownership. Moreover, in connection with the acquisition of CSL Vifor and related restructuring, substantially less resources could be devoted to the commercialization of sparsentan in the territories licensed to CSL Vifor, or such efforts could be discontinued entirely. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell sparsentan in territories outside of the United States, if approved, our ability to generate product revenue outside of the United States may be limited.
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
In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation entered into force in January 2022 and began to apply on January 12, 2025, through a phased implementation. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we or our partners are unable to maintain favorable pricing and reimbursement status in EU Member States for drug candidates that we or our partners may successfully develop and for which we or our partners may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including relaunching the Innovative Licensing and Access Pathway with more predicable timelines and closer involvement of the National Health Service.

In addition, certain governmental authorities may conduct reviews of reimbursement previously provided and assert for various reasons that amounts need to be repaid. For example, in October 2021 our distributor/exploitant in France for our previously marketed product Kolbam (which has since been divested) informed us that they had received a notice that the price previously paid for Kolbam during its period on the market in France had been recalculated by the agency responsible for pharmaceutical pricing in France. Such notice was confirmed by a decision in October 2023, asserting percentages of our turnover owed for repayment. In April 2024, we filed an appeal with the Competent Administrative Court regarding this matter. In October 2024, we received an invoice from the government authority for approximately $6.2 million, which we paid while we continue to pursue an appeal of the decision and the amount paid. While we cannot predict the amount that we may ultimately need to repay following ongoing review and future potential appeal proceedings, from 2015 through 2020, the period during which we had sales of Kolbam in France, our aggregate revenues from sales of Kolbam in France attributable to all purchasers/payers were approximately $8 million. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels or subject to re-assessment and recoupment procedures, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business may suffer.
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
Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, industry groups, practice management groups, insurance carriers, physicians, private foundations and other organizations involved in various diseases or conditions from time to time may also publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. Recommendations by government agencies or those other groups/organizations may relate to such matters as clinical guidelines, usage and reimbursement of our products by government and private payers. Recommendations or guidelines that are followed by patients, healthcare providers and payers could impact the use of our products in positive or negative ways. In addition, recommendations or guidelines may not be followed by patients, healthcare providers or payers, and thus any such positive recommendations or guidelines may not have a positive impact on the use of our products. Any such recommendations or guidelines may be updated over time as the treatment landscape evolves, and future changes to guidelines or recommendations could have a material adverse impact on the use of our products. Any recommendations or guidelines, or changes thereto, that result in decreased use or reimbursement of our products could materially and adversely affect our product sales, business and operating results.
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
For example, in our pivotal Phase 3 DUPLEX Study of sparsentan in FSGS, although we achieved the pre-specified interim FSGS partial remission of proteinuria endpoint after 36 weeks of treatment, the study did not achieve the primary efficacy eGFR slope endpoint over 108 weeks of treatment. While we have continued to engage with the FDA to explore a potential path forward for an sNDA, including through a recent Type C meeting, and while we submitted an sNDA in March 2025 seeking priority review for traditional approval of FILSPARI for FSGS, there is no guarantee that the FDA will accept the sNDA for filing, grant priority review of the sNDA or grant approval of FILSPARI for FSGS. In addition, a collaborative international effort referred to as the PARASOL project was initiated in late 2023 with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. Even though representatives of regulatory agencies participated in the discussions, there is no guarantee that the outcome of those discussions will be reflected in any future formal determination by such regulatory agencies. There is no guarantee that the PARASOL group will achieve its intended goal, or that, even if it does, that sparsentan will be approved for FSGS.
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
In 2018 we initiated the Phase 3 DUPLEX Study under the Subpart H pathway for potential accelerated approval in the United States, and potential conditional marketing authorization in the EU, in both jurisdictions based on change in proteinuria. Recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints.
In May 2023, we announced that the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan. While we have continued to engage with the FDA to explore a potential path forward for an sNDA, including through a recent Type C meeting, and while we submitted an sNDA in March 2025 seeking priority review for traditional approval of FILSPARI for FSGS, there is no guarantee that the FDA will accept the sNDA for filing, grant priority review of the sNDA or grant approval of FILSPARI for FSGS. Similarly, there is no guarantee that our collaborator CSL Vifor will be able to establish a pathway to a potential submission of sparsentan for FSGS in Europe based on the results from the DUPLEX Study, that the EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS in Europe.
In December 2023, we initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce total homocysteine (tHcy) levels. In September 2024, we announced a voluntary pause of enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. We continue to evaluate the necessary commercial process improvements to enable the continuation of the Phase 3 program. After we conclude our evaluation, we will need to engage with regulators, and there is no guarantee that they will agree with our assessment. Although the FDA has granted Fast Track and Breakthrough Therapy designations to pegtibatinase for the treatment of HCU, there is no guarantee that our pivotal Phase 3 HARMONY Study will resume on the anticipated timeline or be successful, or that pegtibatinase will be approved for HCU in the future.
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
As part of the NDA review process for sparsentan for IgAN, the FDA required us to include a REMS and a boxed warning on the label regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for certain other approved endothelin antagonists, and a REMS and boxed warning on the label for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. As part of the liver monitoring REMS, monthly monitoring of each patient is required for the first year the patient is on treatment, and quarterly thereafter. While we have taken efforts to streamline the REMS with the cadence of typical patient monitoring and have implemented convenience-focused features within the REMS program, the existence of monthly liver monitoring has the potential to be viewed as an impediment to prescribing FILSPARI. The FDA recently accepted for review our sNDA efficacy supplement requesting modification of the frequency of liver monitoring during the first year that patients are taking FILSPARI, and assigned a PDUFA target action date of August 28, 2025. Additionally, the FDA recently notified us that the REMS for embryo-fetal toxicity is no longer necessary to ensure the benefits of FILSPARI outweigh the risk of embryo-fetal toxicity, and has instructed us to submit a REMS modification to remove the need to monitor the risk of embryo-fetal toxicity. Accordingly, we plan to submit an amendment to the REMS sNDA that is currently under review for potential modification of liver monitoring in order to effect this change. The FDA indicated that this amendment to the REMS sNDA is not expected to impact the review timeline and the Company continues to expect a REMS modification PDUFA target action date of August 28, 2025. While we believe that the data we submitted supports the requested REMS modifications, the FDA may not review the sNDA efficacy supplement and amendment to the REMS sNDA on the anticipated timeline for a variety of reasons, including as a result of staffing cuts and other disruptions at the FDA. In addition, there is no guarantee that the FDA will agree that there is sufficient data at this time to support the requested REMS modifications, or that such REMS modifications will be approved. Furthermore, while we intend to utilize our continued clinical trial experience with FILSPARI and post-marketing data gathering commitment to potentially support lifting of the liver monitoring REMS in the future following sufficient experience with FILSPARI and if supported by the data, there is no guarantee that the data will support this endeavor, or even if we believe it does, that the FDA will agree with it.
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
We have a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of IgAN and FSGS. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we and our licensees

(including CSL Vifor and Renalys Pharma) could lose our rights to sparsentan. We have obtained a U.S. patent and European patent each covering the use of sparsentan for treating glomerulosclerosis, including FSGS, as well as a second U.S. patent and a second European patent each covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. In November 2020, a third party filed an opposition to our second European patent (European Patent No. EP3222277, “the ‘277 EP Patent”), in the European Patent Office ("EPO"). While we are vigorously defending the ‘277 EP Patent against the opposition, there is no guarantee that we will be successful in doing so.
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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), was signed into law, which intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The PPACA also increased the mandated Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Further, the law imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. There have been executive, judicial, Congressional, and political challenges and amendments to certain aspects of the PPACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any potential future healthcare reform measures of the current administration will impact the PPACA and our business.
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
In addition, the current administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, Center for Medicare and Medicaid Services (“CMS”) and related agencies and has made significant staff reductions at the FDA and other agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending, eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our operating results will suffer if we fail to compete effectively.*
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before or perceived as preferred relative to any of our products, or that obtain preferential formulary and reimbursement status. Factors affecting competition in the pharmaceutical and therapeutic industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell therapeutics. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. In particular, the competitive landscape for IgAN is rapidly evolving and is expected to continue to evolve as multiple new modalities advance in development and potentially gain approval. For example, Novartis announced in April 2025 that it had received accelerated approval for atrasentan to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally a urine protein-to-creatinine ratio ≥1.5 g/g. Furthermore, although we believe that our orphan drug status and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render our products and product candidates noncompetitive.
Furthermore, competitors could enter the market with generic versions of our products. For example, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in May 2021 and a second 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in June 2022. In addition, several generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and become available.
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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study evaluating pegtibatinase for the treatment of classical homocystinuria (HCU). The voluntary enrollment pause enables us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. We are making progress on necessary process improvements in manufacturing scale-up and currently anticipate that we should be in position to restart enrollment in the Phase 3 HARMONY Study in 2026. External factors, including supply chain risks, geopolitical factors, and matters related to the staffing, resources and prioritization at the FDA and other government agencies, among others, could have impacts on our anticipated timeline. While we believe we will be able to successfully implement the necessary process improvements, there is no guarantee that we will be able to successfully implement the necessary process improvements on the anticipated timeline, or at all.
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
Materials necessary to manufacture our products and product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products and product candidates.*
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our nonclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, inflation and global supply chain disruptions, as well as past disruptions related to COVID-19 and potential future disruptions related to a future health epidemic or pandemic, wars, armed conflicts, tariffs and global geopolitical tension, including between the U.S. and China, have had and may continue to have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Changes in legislation could potentially impact our ability to secure the materials we need for our products and product candidates. For example, the U.S. House of Representatives passed a bill in September 2024 that could restrict business with Chinese biotech companies. If this bill becomes law, or if other new laws or regulations prohibiting us from dealing with suppliers in China, we may have to find alternative suppliers and our ability to secure the materials we need on our planned timelines could be adversely impacted. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our nonclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, in 2021 a membrane used in pegtibatinase drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing processes. Additionally, in September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study to enable us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. From time to time we continue to, and may in the future, face supply challenges or shortages of other materials necessary to manufacture pegtibatinase or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.
Risks Related to Our Business
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*
We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our pharmaceutical products, and for the advancement of our pre/nonclinical and clinical development programs. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.
We source quantities of active pharmaceutical ingredients (APIs), precursor chemicals, and specialized equipment from international suppliers, including from manufacturers in China, consistent with broader industry practices. Tariff policies, particularly those affecting China and pharmaceutical products, could increase our costs and affect profitability, particularly in formulary-based markets where pricing flexibility may be limited. Recent and potential future changes in international trade policies, particularly regarding U.S.-China trade relations and pharmaceutical-specific tariffs, present potential risks to our future operations and financial performance.
The ongoing trade tensions between the United States and China have resulted in multiple rounds of tariffs affecting pharmaceutical ingredients, manufacturing equipment, and related supplies. The evolving tariff and trade landscape contributes to planning challenges for global pharmaceutical operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. Pharmaceuticals and biologics face regulatory and technical constraints that make rapid supply chain adjustments challenging, complex and costly. Identifying and qualifying a new alternative supplier with available capacity and capabilities— whether in the U.S. or in another country with a more favorable tariff regime—requires a substantial monetary investment and investment of personnel and other resources, including those related to contracting, qualification, technology transfer, and regulatory approvals, and the process may take an extended period of time to complete.
Current or future tariffs may also result in increased research and development expenses, including with respect to raw materials, APIs, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to development timelines. Increased costs and extended development timelines could affect competitiveness relative to companies operating in regions with more favorable trade relationships and could impact investor confidence.
The complexity of announced or future tariffs may also increase the risk of enforcement actions related to trade compliance. Foreign governments may adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities. These developments could affect our ability to compete internationally or engage with global suppliers, customers and partners. Retaliatory actions, such as changes to intellectual property protection, increased enforcement, or delays in regulatory approvals, could result in legal and operational risks.
In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain. While we actively monitor these risks and manage our supply chain accordingly, prolonged economic or geopolitical disruptions could adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
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
We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
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
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”), as amended, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices, and affords California residents certain privacy rights related to their personal data, such as those noted herein. The CCPA allows for fines for certain noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, but these laws increase compliance costs and potential liability with respect to certain other personal data we maintain about residents in certain states. Similar laws are being considered in several other states, as well as at the local level, and we expect more jurisdictions to pass similar laws in the future.
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
In addition, privacy advocates and industry groups around the world have proposed, and may propose, standards with which we are legally or contractually bound to comply, and may become subject to in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Additionally, we publish privacy policies, marketing materials and other statements, such as compliance with certain certifications, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
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
If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; interruptions to our commercial operations, clinical trials or other operations; harm to our reputation; loss of revenue or profits; loss of sales; and other adverse consequences.*
In the ordinary course of our business, we and the third parties with whom we work process proprietary, confidential, and sensitive data, including personal data (such as health-related data and data related to our clinical trials), intellectual property, and trade secrets (collectively, sensitive information).
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we have not in the past and may not in the future be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Despite our efforts, there can be no assurance that these vulnerability mitigation measures will be effective. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we have, and may in the future, experienced delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
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
Risks related to the use of artificial intelligence technologies could adversely affect our business, financial condition and/or operating results.*
Our employees and personnel use generative artificial intelligence, machine learning and other artificial intelligence technologies (together, “AI/ML”) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI/ML technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI/ML and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI/ML and/or automated decision-making technologies in the future, it could make our business less efficient and result in competitive disadvantages. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing AI/ML, including the EU’s AI Act and the Colorado AI Act. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us and our employees and personnel to use AI/ML, lead to regulatory fines or penalties, require us to change our business practices or make changes to the AI/ML that we use, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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
Changes in funding for the FDA, the SEC and other government agencies or regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have been significant staff reductions at the FDA and other agencies, some of which are or may be subject to legal challenges. If a prolonged government shutdown occurs, or if the FDA or EDA experience resource constraints, it could significantly impact the ability of the applicable regulatory agency to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Comparable considerations may be applicable in relation to foreign regulatory authorities.

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*
In recent years, there has been an increased focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for increased future disclosures, we may be perceived by certain stakeholders as not acting responsibly in connection with these matters, which could negatively impact us. Various policymakers within and outside of the U.S., including the State of California and the European Union, among others, have adopted (or are considering adopting) requirements for certain companies to undertake various actions, including disclosures, on climate-related or other ESG-related matters. These requirements are not uniform and may not be interpreted or applied uniformly, which may increase the cost and complexity of compliance and any associated risks. The ESG landscape has been evolving rapidly, and it can be difficult to predict future developments. For example, in March 2024, the SEC adopted rules designed to enhance and standardize climate-related disclosures, which were stayed pending judicial review, and the SEC subsequently voted to cease its defense of the climate-related disclosure rules, effectively halting their implementation. If other climate-related disclosure rules or other ESG rules become effective or become applicable to us, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price.
The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the United Kingdom, result in restrictions or imposition of taxes and duties for importing our product candidates into the United Kingdom, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the United Kingdom.*
The United Kingdom’s (“UK”) withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. The United Kingdom is no longer subject to EU regulations. Northern Ireland continues to follow certain limited EU regulatory rules, but not in relation to medicinal products.
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation, and such changes were laid before Parliament on December 12, 2024. These resulting legislative amendments, if implemented in their current form, will bring the UK into closer alignment with the EU CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.
Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of EU authorizations in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, a new arrangement as part of the so-called "Windsor Framework" came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework also removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.
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
There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in the United Kingdom, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the United Kingdom.
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
In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including concerns or uncertainty relating to tariffs and their potential impact on the economy, levels of interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
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
As of the end of the period covered by this report, we had approximately $385 million of total debt outstanding, of which $69 million is classified as current and $316 million is classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2025 Notes and 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
General Risk Factors
Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions, including as a result of inflation and high interest rates, bank failures, tariffs, other restrictive trade policies, wars, armed conflicts and global geopolitical tension, and may experience disruptions in the future. These disruptions can result in severely diminished liquidity and credit availability, increased inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recessions and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Trading Arrangements
During the fiscal quarter ended March 31, 2025, none of the Company's directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
10.1
The Company’s 2025 Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025).

10.2	The Company's Non-Employee Director Compensation Program, as amended.
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

*	Certain confidential information contained in this Exhibit, marked in brackets, has been omitted, because it is both not material and of the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2025	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric Dube
		Name:	Eric Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer