Form 10-Q
period 2025-06-30
Travere Therapeutics, Inc.
filed 2025-08-06
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of July 31, 2025 was 89,138,673.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended June 30, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$75,154	$58,535
Marketable debt securities, at fair value	244,383	312,166
Accounts receivable, net	38,718	27,116
Inventory	4,090	6,200
Prepaid expenses and other current assets	17,222	12,685
Total current assets	379,567	416,702
Long-term inventory	33,590	35,656
Property and equipment, net	4,561	5,336
Operating lease right of use assets	12,336	14,295
Intangible assets, net	105,607	103,974
Other assets	19,648	18,162
Total assets	$555,309	$594,125
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,134	$23,534
Accrued expenses	81,682	86,028
Convertible debt, current portion	68,838	68,678
Operating lease liabilities, current portion	5,595	5,405
Other current liabilities	14,291	17,106
Total current liabilities	189,540	200,751
Convertible debt, less current portion	311,016	310,310
Operating lease liabilities, less current portion	14,124	17,191
Other non-current liabilities	7,882	6,796
Total liabilities	522,562	535,048
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 89,102,347, and 87,452,835 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	1,534,698	1,506,315
Accumulated deficit	(1,501,148)	(1,447,167)
Accumulated other comprehensive loss	(812)	(80)
Total stockholders' equity	32,747	59,077
Total liabilities and stockholders' equity	$555,309	$594,125
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product sales	$94,842	$52,176	$170,702	$92,160
License and collaboration revenue	19,607	1,940	25,478	3,330
Total revenue	114,449	54,116	196,180	95,490
Operating expenses:
Cost of goods sold	1,521	2,061	6,201	3,565
Research and development	49,362	54,330	96,251	103,750
Selling, general and administrative	76,216	64,776	149,055	128,999
In-process research and development	—	—	—	65,205
Restructuring	—	653	—	912
Total operating expenses	127,099	121,820	251,507	302,431
Operating loss	(12,650)	(67,704)	(55,327)	(206,941)
Other (expense) income, net:
Interest income	3,287	4,420	7,083	10,452
Interest expense	(2,846)	(2,788)	(5,702)	(5,588)
Other (expense) income, net	(526)	(3,495)	24	(3,257)
Total other (expense) income, net	(85)	(1,863)	1,405	1,607
Loss from continuing operations before income tax provision	(12,735)	(69,567)	(53,922)	(205,334)
Income tax provision on continuing operations	(20)	(85)	(59)	(276)
Loss from continuing operations, net of tax	(12,755)	(69,652)	(53,981)	(205,610)
Loss from discontinued operations, net of tax	—	(757)	—	(860)
Net loss	$(12,755)	$(70,409)	$(53,981)	$(206,470)

Per share data
Basic and diluted:
Net loss from continuing operations	$(0.14)	$(0.90)	$(0.61)	$(2.66)
Net loss from discontinued operations	—	(0.01)	—	(0.01)
Net loss per common share	$(0.14)	$(0.91)	$(0.61)	$(2.67)
Weighted average common shares outstanding	88,945,624	77,500,245	88,652,428	77,318,369
Comprehensive loss:
Net loss	$(12,755)	$(70,409)	$(53,981)	$(206,470)
Foreign currency translation gain (loss)	268	404	(418)	1,033
Unrealized loss on marketable debt securities	(237)	(146)	(314)	(1,211)
Comprehensive loss	$(12,724)	$(70,151)	$(54,713)	$(206,648)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2025						Three Months Ended June 30, 2024
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - March 31	88,787,429	$9	$1,522,050	$(843)	$(1,488,393)	$32,823	76,108,829	$8	$1,337,638	$(1,892)	$(1,261,683)	$74,071
Share based compensation	—	—	10,331	—	—	10,331	—	—	9,615	—	—	9,615
Issuance of common stock under the equity incentive plan and proceeds from exercise	194,567	—	463	—	—	463	108,233	—	—	—	—	—
Employee stock purchase program purchase and expense	120,351	—	1,854	—	—	1,854	239,500	—	1,612	—	—	1,612
Foreign currency translation adjustments	—	—	—	268	—	268	—	—	—	404	—	404
Unrealized loss on marketable debt securities	—	—	—	(237)	—	(237)	—	—	—	(146)	—	(146)
Net loss	—	—	—	—	(12,755)	(12,755)	—	—	—	—	(70,409)	(70,409)
Balance - June 30	89,102,347	$9	$1,534,698	$(812)	$(1,501,148)	$32,747	76,456,562	$8	$1,348,865	$(1,634)	$(1,332,092)	$15,147
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Six Months Ended June 30, 2025						Six Months Ended June 30, 2024
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	87,452,835	$9	$1,506,315	$(80)	$(1,447,167)	$59,077	75,367,117	$7	$1,327,881	$(1,456)	$(1,125,622)	$200,810
Share based compensation	—	—	21,509	—	—	21,509	—	—	19,035	—	—	19,035
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,529,161	—	4,706	—	—	4,706	849,945	1	(1)	—	—	—
Employee stock purchase program purchase and expense	120,351	—	2,168	—	—	2,168	239,500	—	1,950	—	—	1,950
Foreign currency translation adjustments	—	—	—	(418)	—	(418)	—	—	—	1,033	—	1,033
Unrealized loss on marketable debt securities	—	—	—	(314)	—	(314)	—	—	—	(1,211)	—	(1,211)
Net loss	—	—	—	—	(53,981)	(53,981)	—	—	—	—	(206,470)	(206,470)
Balance - June 30	89,102,347	$9	$1,534,698	$(812)	$(1,501,148)	$32,747	76,456,562	$8	$1,348,865	$(1,634)	$(1,332,092)	$15,147

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(53,981)	$(206,470)
Net loss from discontinued operations	—	(860)
Net loss from continuing operations	(53,981)	(205,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,818	20,225
Share based compensation	22,141	19,677
Foreign currency remeasurement impact	(2,165)	—
In-process research and development	—	65,205
Other	(693)	5,350
Changes in operating assets and liabilities:
Accounts receivable	(11,486)	(3,286)
Inventory	3,645	(3,240)
Prepaid expenses and other current and non-current assets	(6,777)	(1,858)
Accounts payable	(5,223)	(15,641)
Accrued expenses	(8,200)	(41,172)
Deferred revenue	(2,815)	(3,643)
Other current and non-current liabilities	1,525	5,157
Net cash used in operating activities - continuing operations	(37,211)	(158,836)
Net cash used in operating activities - discontinued operations	—	(412)
Net cash used in operating activities	(37,211)	(159,248)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	134,553	216,967
Purchase of marketable debt securities	(64,371)	—
Purchase of fixed assets	(235)	(82)
Purchase of intangible assets	(23,870)	(18,377)
Other	63	—
Payment of milestone	—	(65,000)
Net cash provided by investing activities	46,140	133,508
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(1,050)	(1,050)
Proceeds from exercise of stock options	4,706	—
Proceeds from issuances under the employee stock purchase plan	1,537	1,307
Net cash provided by financing activities	5,193	257
Effect of exchange rate changes on cash	2,497	(402)
Net increase (decrease) in cash and cash equivalents	16,619	(25,885)
Cash and cash equivalents, beginning of year	58,535	58,176
Cash and cash equivalents, end of period	$75,154	$32,291
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
In September 2021, the Company entered into a license and collaboration agreement (the "License Agreement") with Vifor (International) Ltd. ("CSL Vifor"). In April 2024, the Company and CSL Vifor announced that the European Commission had granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g), and in April 2025, the Company and CSL Vifor announced that the European Commission has converted the CMA into a standard marketing authorization (“MA”) for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The MA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. As a result of the standard MA approval, the Company received a regulatory milestone payment of $17.5 million in May 2025 under the terms of the License Agreement, and is eligible for additional milestone payments upon achievement of market access initiatives in certain countries. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, the Company and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). In April 2025, the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK converted its conditional approval of FILSPARI in IgAN to standard approval.
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
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan remains a novel investigational product candidate which has been granted Orphan Drug Designation for the treatment of focal segmental glomerulosclerosis (FSGS) in the U.S. and the European Economic Area countries (the “EEA”). In December 2023, the Company announced that it had completed a planned Type C meeting with the FDA to discuss previously reported results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. In February 2025, the Company announced that it had completed a Type C meeting with the FDA and in March 2025, the Company announced that it had submitted an sNDA to the FDA seeking traditional approval of FILSPARI for the treatment of FSGS. In May 2025, the Company announced that the FDA accepted the sNDA, assigned a Prescription Drug User Fee Act ("PDUFA") target action date of January 13, 2026, and indicated that it is planning to hold an advisory committee meeting to discuss the application. The sNDA submission is supported by results from the Phase 3 DUPLEX Study and the Phase 2 DUET Study. If approved, FILSPARI could become the first and only FDA-approved medicine indicated for FSGS.

Pegtibatinase
Pegtibatinase is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical homocystinuria ("HCU"). Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union. In May 2023, the Company announced positive topline results from cohort 6 in the Phase 1/2 COMPOSE Study. In December 2023, the Company initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce total homocysteine ("tHcy") levels. In the beginning of 2024, the first patients were dosed in the HARMONY Study.
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

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2024 balance sheet information was derived from the audited financial statements as of that date. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications did not have an impact on total assets or total liabilities in the Consolidated Balance Sheets or net loss in the Consolidated Statements of Operations and Comprehensive Loss.
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
The following table summarizes cost of goods sold for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold - product sales	$1,521	$1,929	$2,775	$3,433
Cost of goods sold - license and collaboration	—	132	3,426	132
Total cost of goods sold	$1,521	$2,061	$6,201	$3,565
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), the Company expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and six months ended June 30, 2025 and 2024, sales of FILSPARI primarily consisted of zero-cost inventories. As of June 30, 2025, the Company had approximately $1.5 million of zero-cost inventory remaining, the majority of which the Company expects will be consumed in 2025. The Company began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at June 30, 2025 as such royalties are not yet probable and estimable.
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
Equity Securities
The Company applies the equity method of accounting for investments when it has significant influence, but no controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in joint steering committees and material intercompany transactions. Upon investment, the Company evaluates any basis difference between the carrying value and fair value of the Company's proportionate share of the investee's net assets. Basis differences relating to in-process research and development ("IPR&D") are expensed when the investee is not considered a business as defined in ASC 805, Business Combinations, due to substantially all of the estimated fair value of the gross assets being concentrated in a group of similar IPR&D assets with no alternative future use. For the three and six months ended June 30, 2025, the Company did not have any basis adjustments. For the three and six months ending June 30, 2024, the Company recognized $3.4 million in other (expense) income, net in the Company's Consolidated Statements of Operations and Comprehensive Loss for basis adjustments and reduced the equity method investment's carrying value to zero, as the Company's proportionate share of the basis difference exceeded the carrying value. See Note 6 for further discussion. Investments accounted for using the equity method are reported on a lag of up to three months if the financial statements of the investee are not available in sufficient time for the Company to apply the equity method as of the current reporting date.
Discontinued Operations
Discontinued operations is presented when there is a disposal of a component or a group of components that in the Company's judgment represents a strategic shift that will have a major effect on the Company's operations and financial results. Results of operations directly related to discontinued operations are aggregated into a single line item in the Consolidated Statements of Operations and Comprehensive Loss for all periods presented. See Note 18 for further discussion. Unless otherwise noted, amounts and disclosures throughout the Notes to the unaudited consolidated financial statements relate to the Company's continuing operations.

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

NOTE 3. REVENUE RECOGNITION
Product Sales, Net
Product sales consist of FILSPARI and tiopronin products (Thiola and Thiola EC). The Company sells its products to specialty pharmacies and through direct-to-patient distributors worldwide, with the United States representing over 98% of the Company's net product sales.
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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the six months ended June 30, 2025 and 2024, adjustments to net product revenue related to performance obligations satisfied in previous periods were $1.3 million and $0.2 million, respectively.
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
The following table summarizes net product sales for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
FILSPARI	$71,887	$27,125	$127,768	$46,959
Tiopronin products	22,955	25,051	42,934	45,201
Total net product sales	$94,842	$52,176	$170,702	$92,160

NOTE 4. COLLABORATION AND LICENSE AGREEMENTS
License Agreement with CSL Vifor
In September 2021, the Company entered into a license and collaboration agreement (“CSL Vifor License Agreement”) with Vifor (International) Ltd. (“CSL Vifor”), pursuant to which the Company granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in Europe, Australia and New Zealand. In June 2025, the CSL Vifor License Agreement was amended in order to, among other things, expand the license to cover the following additional countries: Bahrain, Brazil, Chile, Israel, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates (together with Europe, Australia and New Zealand, the "CSL Vifor Licensed Territories") and to provide that the license rights to each additional country will revert to the Company if CSL Vifor does not take certain specified actions within specified timelines with respect to such country. CSL Vifor also has first right of negotiation to expand the licensed territories into Canada and/or Mexico. Under the terms of the CSL Vifor License Agreement, the Company received an upfront payment of $55.0 million and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. The Company is also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of FILSPARI in the CSL Vifor Licensed Territories.
For the three months ended June 30, 2025 the Company recognized $19.6 million in license and collaboration revenue, which included a regulatory milestone of $17.5 million associated with the CSL Vifor License Agreement, $1.5 million for clinical development activities, based upon the ratio of costs incurred to total estimated costs and $0.6 million for royalties earned on net sales of FILSPARI in the CSL Vifor Licensed Territories. For the six months ended June 30, 2025 the Company recognized $25.5 million in license and collaboration revenue, which included a regulatory milestone of $17.5 million associated with the CSL Vifor License Agreement, the sale of $3.8 million of active pharmaceutical ingredients, $2.9 million for clinical development activities, based upon the ratio of costs incurred to total estimated costs and $1.3 million for royalties earned on net sales of FILSPARI in the CSL Vifor Licensed Territories.
For the three and six months ended June 30, 2024 the Company recognized $1.9 million and $3.3 million, respectively, in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of June 30, 2025 and December 31, 2024 was zero and $2.8 million, respectively.
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

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of June 30, 2025 and December 31, 2024 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Marketable debt securities:
Commercial paper	$96,281	$73,325
Corporate debt securities	138,095	203,816
Securities of government sponsored entities	10,007	35,025
Total available-for-sale marketable debt securities	$244,383	$312,166
The following is a summary of short-term marketable debt securities classified as available-for-sale as of June 30, 2025 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$96,315	$—	$(34)	$96,281
Corporate debt securities	Less than 1	138,005	126	(36)	138,095
Securities of government-sponsored entities	Less than 1	10,009	—	(2)	10,007
Total available-for-sale marketable debt securities		$244,329	$126	$(72)	$244,383

The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2024 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$73,410	$1	$(86)	$73,325
Corporate debt securities	Less than 1	203,395	483	(62)	203,816
Securities of government-sponsored entities	Less than 1	34,993	33	(1)	35,025
Total available-for-sale marketable debt securities		$311,798	$517	$(149)	$312,166
For the three and six months ended June 30, 2025 and 2024, realized gains and losses on marketable debt securities were immaterial. As of June 30, 2025 and December 31, 2024, the accrued interest receivable related to the Company's marketable debt securities was $1.5 million and $2.3 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of June 30, 2025 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$96,281	$34	$—	$—	$96,281	$34
Corporate debt securities	50,805	36	—	—	50,805	36
Securities of government-sponsored entities	10,007	2	—	—	10,007	2
Total	$157,093	$72	$—	$—	$157,093	$72
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
As of June 30, 2025 and December 31, 2024, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $157.2 million and $123.7 million, respectively.
As of June 30, 2025 and December 31, 2024, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The decrease in unrealized losses for the six months ended June 30, 2025 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

NOTE 6. VARIABLE INTEREST ENTITIES
Stock Purchase and Collaboration Agreement with PharmaKrysto
In March 2022, the Company entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company and concurrently entered into a Stock Purchase Agreement (together, the "Agreements") whereby the Company acquired 5% of the outstanding common shares of PharmaKrysto. The Agreements granted the Company an option to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone, which expired on March 8, 2025. As the option was not exercised by the Company prior to expiration, the rights granted to the Company under the Agreements ceased, and the previously purchased common shares were transferred back to PharmaKrysto for immaterial consideration. The Company deconsolidated PharmaKrysto as of March 8, 2025, resulting in an immaterial amount recognized in the Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2025.
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
The carrying amount of the liabilities related to the Company’s variable interests was $8.9 million as of both June 30, 2025 and December 31, 2024, recorded in other current liabilities in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as of June 30, 2025 is zero. The Company is not required to provide additional funding. The creditors have no recourse to the general credit or assets of the Company.

NOTE 7.  LEASES
As of June 30, 2025, the Company had an operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established right-of-use assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total right-of-use asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
The following is a schedule of the future minimum rental commitments for the Company's operating lease reconciled to the lease liability and right-of-use asset as of June 30, 2025 (in thousands):

June 30, 2025
2025 (remaining)	$3,299
2026	6,775
2027	6,978
2028	4,781
2029 and thereafter	—
Total undiscounted future minimum payments	21,833
Present value discount	(2,114)
Total lease liability	19,719
Unamortized lease incentives	(3,014)
Cash payments in excess of straight-line lease expense	(4,369)
Total right-of-use asset	$12,336

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term in years	3.2	3.7
Weighted-average discount rate	6.47%	6.48%
For the three and six months ended June 30, 2025, the Company recorded $1.1 million and $2.2 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances. For the three and six months ended June 30, 2024, the Company recorded $1.2 million and $2.4 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of June 30, 2025, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $68.3 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $301.7 million. As of December 31, 2024, the fair value of the Company's 2.5% Convertible Senior Notes due 2025 was $68.2 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $302.1 million. The fair values were estimated utilizing market quotations and are considered Level 2.
The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2025 (in thousands):

	As of June 30, 2025
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$75,154	$75,154	$—	$—
Marketable debt securities, available-for-sale	244,383	—	244,383	—
Total	$319,537	$75,154	$244,383	$—
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

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into the Ligand License Agreement for a worldwide sublicense to develop, manufacture and commercialize FILSPARI. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through June 30, 2025 the Company has capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and Bristol-Myers Squibb Company ("BMS")) an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI. For the three and six months ended June 30, 2025, the Company capitalized royalties owed on net sales of FILSPARI to intangible assets of $11.4 million and $20.3 million, respectively, and $4.1 million and $7.0 million, for the three and six months ended June 30, 2024, respectively. The cost of historical milestones paid and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033.
Mission License Agreement
In 2014, the Company entered into the Mission License Agreement, pursuant to which it obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. Under the terms of the Mission License Agreement, as subsequently amended, which runs through May 2029, the Company is obligated to pay Mission the greater of $2.1 million, representing the guaranteed minimum royalty, or 20% of its Thiola net sales generated globally during each calendar year. The Company has capitalized $178.0 million related to the Thiola intangible asset which consists of an up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payment obligations through June 30, 2025 in excess of minimum royalties. The Company has not capitalized any royalties in excess of the annual contractual minimum as of June 30, 2025 as royalties are capitalized in the period in which they become probable and estimable, which is typically in the period corresponding with the respective sales.
The following table sets forth amortizable intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Finite-lived intangible assets	$252,052	$224,293
Less: accumulated amortization	(147,198)	(121,072)
Net carrying value	$104,854	$103,221
Amortization expense for the three and six months ended June 30, 2025 was $13.7 million and $26.1 million, respectively, and $9.9 million and $19.2 million, for the three and six months ended June 30, 2024, respectively, recorded in selling, general and administrative expenses.
As of June 30, 2025 and December 31, 2024, the Company had goodwill of $0.8 million.

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	June 30, 2025	December 31, 2024
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	68,904	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(5,234)	(5,940)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	(66)	(226)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$379,854	$378,988
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At June 30, 2025, accrued interest on the 2029 Notes of $2.4 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.

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
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. At June 30, 2025, accrued interest of $0.5 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2025 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2025 Notes participating in the issuance of the 2029 Notes. Accordingly, we evaluated the transaction for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2025 Notes and issuance of the 2029 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $7.6 million loss on extinguishment of debt, which included the write-off of related deferred financing costs of $3.4 million. After giving effect to the repurchase, and as of June 30, 2025, the total remaining principal amount outstanding under the 2025 Notes was $68.9 million.
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
The 2025 and 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2025 Notes or 2029 Notes at June 30, 2025.
The 2025 and 2029 Notes are classified on the Company's Consolidated Balance Sheets at June 30, 2025 as short-term and long-tern convertible debt, respectively.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$2,210	$2,210	$4,419	$4,419
Amortization of debt issuance costs	433	431	866	862
Total interest expense for the 2025 and 2029 Notes	$2,643	$2,641	$5,285	$5,281
Total interest expense recognized for the three and six months ended June 30, 2025 was $2.8 million and $5.7 million, respectively, and $2.8 million and $5.6 million, for the three and six months ended June 30, 2024, respectively

NOTE 11. ACCRUED EXPENSES
Accrued expenses at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Compensation related costs	$20,684	$35,166
Sales discounts, rebates, and allowances	18,870	10,585
Accrued royalties	15,573	12,309
Research and development	13,583	16,090
Selling, general and administrative	7,126	6,154
Miscellaneous accrued expenses	5,846	5,724
Total accrued expenses	$81,682	$86,028

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
Basic and diluted net income (loss) per share is calculated as follows (net loss amounts are stated in thousands):

	Three Months Ended June 30,
	2025			2024
	Shares	Net Income (loss)	EPS	Shares	Net Income (loss)	EPS
Continuing operations	88,945,624	$(12,755)	$(0.14)	77,500,245	$(69,652)	$(0.90)
Discontinued operations	88,945,624	—	—	77,500,245	(757)	(0.01)
Basic and diluted loss per share	88,945,624	$(12,755)	$(0.14)	77,500,245	$(70,409)	$(0.91)

	Six Months Ended June 30,
	2025			2024
	Shares	Net Income (loss)	EPS	Shares	Net Income (loss)	EPS
Continuing operations	88,652,428	$(53,981)	$(0.61)	77,318,369	$(205,610)	$(2.66)
Discontinued operations	88,652,428	—	—	77,318,369	(860)	(0.01)
Basic and diluted loss per share	88,652,428	$(53,981)	$(0.61)	77,318,369	$(206,470)	$(2.67)
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Convertible debt	11,697,953	11,697,952	11,697,953	11,697,952
Options	10,183,913	11,121,357	10,055,221	11,024,633
Restricted stock units	4,440,005	4,073,280	4,294,325	3,921,208
Total anti-dilutive shares	26,321,871	26,892,589	26,047,499	26,643,793

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
In accordance with ASC 450, Contingencies, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. In March 2024, the Company recognized $65.2 million in IPR&D expense upon the achievement of a development milestone, which was paid during the second quarter of 2024 and recorded within investing activities in the Consolidated Statements of Cash Flows. As of June 30, 2025, no contingent payments have been accrued.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2025:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	9,283,331	$20.13	5.51	$16,408
Granted	1,434,200	20.50
Exercised	(289,106)	16.54		1,577
Forfeited/canceled	(242,094)	23.65
Outstanding at June 30, 2025	10,186,331	$20.20	6.05	$9,485
Vested and expected to vest at June 30, 2025	10,186,331	$20.20	5.82	$9,485
Exercisable at June 30, 2025	7,341,431	$21.15	4.91	$4,534
At June 30, 2025, unamortized stock compensation for stock options was $27.2 million, with a remaining weighted-average recognition period of 2.7 years.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the six months ended June 30, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	3,517,263	$15.41
Granted	2,180,790	20.15
Vested	(1,169,451)	16.29
Forfeited/canceled	(121,553)	16.31
Unvested at June 30, 2025	4,407,049	$17.49

At June 30, 2025, unamortized stock compensation for service based restricted stock units was $64.3 million, with a remaining weighted-average recognition period of 2.8 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the six months ended June 30, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	216,208	$18.34
Granted	88,000	20.46
Vested	(70,604)	27.54
Forfeited/canceled	—	—
Unvested at June 30, 2025	233,604	$16.35
At June 30, 2025, unamortized stock compensation for performance based restricted stock units was $0.2 million, with a remaining weighted-average recognition period of 0.9 years.
Share-Based Compensation
Total share-based compensation presented in the Consolidated Statements of Stockholders' Equity includes both continuing operations and discontinued operations. The following table sets forth share-based compensation for continuing operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3,990	$3,774	$8,716	$7,431
Selling, general and administrative	6,659	6,146	13,425	12,246
Total share-based compensation	$10,649	$9,920	$22,141	$19,677

NOTE 15. INVENTORY
Inventory consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$26,996	$30,552
Work in process	2,086	7,625
Finished goods	8,598	3,679
Total inventory	$37,680	$41,856
Classified as:
Current inventory	$4,090	$6,200
Long-term inventory	33,590	35,656
Total inventory	$37,680	$41,856
The balance classified as long-term inventory consists of raw materials, work in process and finished goods for both Thiola and FILSPARI as of June 30, 2025 and December 31, 2024. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $38.7 million and $27.1 million at June 30, 2025 and December 31, 2024, respectively. The total reserves for both periods were immaterial.
The Company's evaluation and accounting for credit losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

NOTE 17. EQUITY OFFERINGS
At-the-Market Equity Offering
In October 2024, the Company filed a prospectus supplement to the prospectus included in its registration statement on Form S-3 (File No. 333-281194), pursuant to which the Company may offer and sell, from time to time through Jefferies LLC, as agent ("Jefferies"), up to $100.0 million of common stock pursuant to an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies dated October 2024. As of June 30, 2025, the Company has not sold any shares under the ATM Agreement.

NOTE 18. DIVESTITURES
Discontinued Operations
Sale of Bile Acid Product Portfolio
In August 2023, the Company closed the sale of its bile acid business to Mirum Pharmaceuticals, Inc. (“Mirum”) pursuant to the terms of an asset purchase agreement dated July 16, 2023 (the "Purchase Agreement"). The Company is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the "Products"). The Company will recognize the contingent consideration receivable in earnings when the target annual sales for the milestones are met and the contingency is resolved. The Company determined that the divestiture represented a strategic shift that would have a major effect on the Company's operations and financial results, and has therefore reflected the bile acid business as a discontinued operation for all periods presented. The Company recognized loss from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss of $0.8 million and $0.9 million for the three and six months ended June 30, 2024, respectively.

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
The Company sells its products to specialty pharmacies and through direct-to-patient distributors worldwide. Net product sales outside of the United States ("U.S.") were not significant for the three and six months ended June 30, 2025 and 2024. Long-lived assets located outside the U.S. were immaterial as of both June 30, 2025 and December 31, 2024. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$114,449	$54,116	$196,180	$95,490
Less:
Cost of goods sold	1,521	2,061	6,201	3,565
Research and development:
External research and development	27,461	31,944	49,816	57,856
Internal personnel costs	18,215	17,949	38,317	37,695
Other research and development	3,686	4,437	8,118	8,199
Total research and development	49,362	54,330	96,251	103,750
Selling, general and administrative	76,216	64,776	149,055	128,999
In-process research and development	—	—	—	65,205
Restructuring	—	653	—	912
Total other (expense) income, net	(85)	(1,863)	1,405	1,607
Income tax provision on continuing operations	(20)	(85)	(59)	(276)
Loss from discontinued operations, net of tax	—	(757)	—	(860)
Net loss	$(12,755)	$(70,409)	$(53,981)	$(206,470)
NOTE 20. SUBSEQUENT EVENTS
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, calculating the limit on the interest expense based on 30 percent of EBITDA (rather than EBIT), and 100 percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance. The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the three-months ending September 30, 2025.

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

2	In May 2025, we announced that the FDA accepted our sNDA for traditional approval of FILSPARI for the treatment of FSGS and assigned a PDUFA target action date of January 13, 2026.
3	In September 2024, we voluntarily paused enrollment in the Phase 3 HARMONY Study, as described below.
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
FILSPARI is available only through a risk evaluation and mitigation strategy (REMS) approved by the FDA, regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for certain other approved endothelin antagonists, and a REMS for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. As part of the liver monitoring REMS, monthly monitoring of each patient is required for the first year the patient is on treatment, and quarterly thereafter. The FDA accepted for review our sNDA efficacy supplement requesting modification of the frequency of liver monitoring during the first year that patients are taking FILSPARI, and assigned a PDUFA target action date of August 28, 2025. Additionally, the FDA recently notified us that the REMS for embryo-fetal toxicity is no longer necessary to ensure the benefits of FILSPARI outweigh the risk of embryo-fetal toxicity, and has instructed us to submit a REMS modification to remove the need to monitor the risk of embryo-fetal toxicity. Accordingly, we submitted an amendment to the REMS sNDA that is currently under review for potential modification of liver monitoring in order to effect this change. The FDA indicated that this amendment to the REMS sNDA is not expected to impact the review timeline and the Company continues to expect a REMS modification PDUFA target action date of August 28, 2025.
In April 2024, we and our partner CSL Vifor announced that the European Commission had granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g), and in April 2025, we and CSL Vifor announced that the European Commission has converted the CMA into a standard marketing authorization (“MA”) for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The MA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. As a result of the standard MA approval, we received a regulatory milestone payment of $17.5 million in May 2025 under the terms of the License Agreement, and we are eligible for additional milestone payments upon achievement of market access initiatives in certain countries. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, we and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). In April 2025, the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK converted its conditional approval of FILSPARI in IgAN to standard approval.
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
In December 2023, we announced that we had completed a planned Type C meeting with the FDA to discuss results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. The FDA acknowledged the work being done by the larger nephrology community to better understand proteinuria and eGFR as endpoints in clinical trials of FSGS and indicated a willingness to continue to engage with us on a potential path forward for sparsentan in FSGS following our consideration of additional evidence. Subsequently, a collaborative international effort referred to as the PARASOL project was initiated with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. The PARASOL project is led by several patient advocacy organizations focused on glomerular diseases, with participation from regulators and industry representatives. The principal finding from PARASOL was that in FSGS, reduction in proteinuria over 24 months is strongly associated with a reduction in the risk of kidney failure, and responder definitions based on thresholds of proteinuria are both biologically plausible and strongly supported by epidemiological data. Following the PARASOL public workshop in the fourth quarter of 2024, in which a multi-stakeholder group of rare kidney disease experts aligned around a potential proteinuria-based clinical trial endpoint for FSGS, we scheduled a Type C meeting with the FDA to discuss a potential regulatory pathway for a sparsentan FSGS indication. In February 2025, we announced that we had completed a Type C meeting with the FDA and in March 2025, we announced that we had submitted an sNDA to the FDA seeking traditional approval of FILSPARI for the treatment of FSGS. In May 2025, we announced that the FDA accepted the sNDA, assigned a Prescription Drug User Fee Act ("PDUFA") target action date of January 13, 2026, and indicated that it is planning to hold an advisory committee meeting to discuss the application. The sNDA submission is supported by results from the Phase 3 DUPLEX Study and the Phase 2 DUET Study. If approved, FILSPARI could become the first and only FDA-approved medicine indicated for FSGS.
Together with CSL Vifor and Renalys, we continue to evaluate the potential for a regulatory pathway forward for sparsentan in FSGS in Europe and Asia.
Under the terms of our exclusive license to CSL Vifor, CSL Vifor is responsible for all commercialization activities in its licensed territories. We remain responsible for the clinical development of sparsentan in the applicable territories. If sparsentan receives marketing authorization in any of the territories covered by the exclusive license to Renalys, Renalys will be responsible for all development, regulatory matters, and commercialization activities in such licensed territories. We will retain all rights to sparsentan in the United States and rest of world outside of the territories licensed to CSL Vifor and Renalys, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada and/or Mexico.
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
In May 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) became available and in June 2022, a second option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved. These generic versions of the original formulation of Thiola have impacted our sales, and these or additional generic versions of either formulation could have a material adverse impact on sales. To date, several generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and become available. Accordingly, Thiola EC is subject to generic competition.

Results of Operations
Results of operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Revenue
The following table provides information regarding revenue (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
FILSPARI	$71,887	$27,125	$44,762	$127,768	$46,959	$80,809
Tiopronin products	22,955	25,051	(2,096)	42,934	45,201	(2,267)
Total net product sales	94,842	52,176	42,666	170,702	92,160	78,542
License and collaboration revenue	19,607	1,940	17,667	25,478	3,330	22,148
Total revenue	$114,449	$54,116	$60,333	$196,180	$95,490	$100,690
Net product sales
The increase in total net product sales for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily due to growth in sales of FILSPARI.
License and collaboration revenue
The increase in license and collaboration revenue for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a $17.5 million regulatory milestone associated with the CSL Vifor License Agreement. The increase in license and collaboration revenue for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to a regulatory milestone associated with the CSL Vifor License agreement and the sale of $3.8 million active pharmaceutical ingredients to CSL Vifor in March of 2025.

Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Cost of goods sold - product sales	$1,521	$1,929	$(408)	$2,775	$3,433	$(658)
Cost of goods sold - license and collaboration	—	132	(132)	3,426	132	3,294
Total cost of goods sold	1,521	2,061	(540)	6,201	3,565	2,636
Research and development	49,362	54,330	(4,968)	96,251	103,750	(7,499)
Selling, general and administrative	76,216	64,776	11,440	149,055	128,999	20,056
In-process research and development	—	—	—	—	65,205	(65,205)
Restructuring	—	653	(653)	—	912	(912)
Total operating expenses	$127,099	$121,820	$5,279	$251,507	$302,431	$(50,924)
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and six months ended June 30, 2025 and 2024, sales of FILSPARI primarily consisted of zero-cost inventories, and therefore cost of goods sold did not increase proportionally to the increase in product sales. As of June 30, 2025, we had $1.5 million of zero-cost inventory remaining, the majority of which we expect will be consumed in 2025. We began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, our cost of goods sold - license and collaboration increased by $3.3 million, primarily due to the sale of active pharmaceutical ingredients to CSL Vifor in March 2025.
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
The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
External service provider costs:
Sparsentan	$13,737	$14,642	$(905)	$25,056	$29,679	$(4,623)
Pegtibatinase	13,283	16,667	(3,384)	24,319	27,542	(3,223)
General and other product candidates	4,127	5,072	(945)	8,559	8,834	(275)
Total external service provider costs	31,147	36,381	(5,234)	57,934	66,055	(8,121)
Internal personnel costs	18,215	17,949	266	38,317	37,695	622
Total research and development	$49,362	$54,330	$(4,968)	$96,251	$103,750	$(7,499)
For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, our research and development expenses decreased by $5.0 million and $7.5 million, respectively. The decrease of $5.2 million in external service provider costs for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 of was largely driven by a decrease in costs associated with the development of pegtibatinase due to the pause of the HARMONY Study in September 2024. The decrease of $8.1 million in external service provider costs for the six months ended June 30,

2025 compared to the six months ended June 30, 2024 was driven by a decrease in costs associated with the development of sparsentan as our Phase 3 programs advance towards completion and a decrease in costs associated with the development of pegtibatinase.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, our selling, general and administrative expenses increased by $11.4 million and $20.1 million, respectively, primarily as a result of an increase in intangible asset amortization from capitalized FILSPARI royalties, an increase in commercial investment to support FILSPARI following full approval by the FDA in September 2024 and commercial spend in preparation for the potential launch of FSGS, if approved.
IPR&D expense
We did not recognize any in-process research and development (IPR&D) expense during the three and six months ended June 30, 2025. In March 2024, we recognized $65.2 million in IPR&D expense upon the achievement of a development milestone associated with our treatment candidate pegtibatinase, which we acquired as part of the November 2020 acquisition of Orphan Technologies Limited.
Other Income/Expenses
The following table provides information regarding other (expense) income, net (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Interest income	$3,287	$4,420	$(1,133)	$7,083	$10,452	$(3,369)
Interest expense	(2,846)	(2,788)	(58)	(5,702)	(5,588)	(114)
Other (expense) income, net	(526)	(3,495)	2,969	24	(3,257)	3,281
Total other (expense) income, net	$(85)	$(1,863)	$1,778	$1,405	$1,607	$(202)
The change in our total other (expense) income, net for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 is partially attributable to changes in interest income, driven by a decrease in the overall balance of interest-bearing security investments held along with fluctuations in short-term interest rates on those investments. For the three and six months ended June 30, 2024, we recognized $3.4 million in other expense in connection with our equity investment in Renalys, for the difference in basis between the carrying value and fair value of our proportionate share of the investee's net assets.

Liquidity and Capital Resources
We have financed our operations through a combination of borrowings, sales of our equity securities, and revenues generated from our commercialized products, along with proceeds from license and collaboration agreements and the divestiture of our bile acid business. We experienced significant growth in recent years in the number of our employees and the scope of our operations. We also expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization, including by adding additional members to our sales force in connection with the commercial launch of FILSPARI in the United States for IgAN and for the potential commercial launch of FILSPARI in the United States for FSGS, if approved.
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

We had the following balances and financial performance at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$75,154	$58,535
Marketable debt securities, at fair value	$244,383	$312,166
Convertible debt	$379,854	$378,988
Accumulated deficit	$(1,501,148)	$(1,447,167)
Stockholders' equity	$32,747	$59,077
Net working capital*	$190,027	$215,951
Net working capital ratio**	2.00	2.08
* Current assets less current liabilities. **Current assets divided by current liabilities.
As of June 30, 2025, we had cash and cash equivalents of $75.2 million and available-for-sale marketable debt securities of $244.4 million. Substantial sources of funds over the past year, as summarized further below, include net proceeds of $134.7 million from an underwritten public offering of our common stock in November 2024.
Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, anticipated milestone payments, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the ongoing launch of FILSPARI, expenses associated with the preparations for a potential commercial launch of FILSPARI in FSGS, and the anticipated repayment of the outstanding principal of approximately $68.9 million on the 2025 Notes, which mature on September 15, 2025. Sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, FILSPARI royalties and certain earned and potential milestone payments. We anticipate achieving milestones with FILSPARI with the potential for additional payments depending on timing and outcomes of events over the next 12 months.
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
Collaboration and License Proceeds
License and Collaboration Agreement with CSL Vifor
In September 2021, we entered into a license agreement with CSL Vifor, pursuant to which we granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in the licensed territories. Under the terms of the license agreement, we will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. Through June 30, 2025, we have received upfront and milestone payments totaling $72.5 million associated with the license agreement. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the licensed territories.
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
Operating Leases
Future Minimum Rental Commitments
As of June 30, 2025, we have future minimum rental commitments totaling $21.8 million arising from our operating lease and sublease income totaling $4.2 million. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize FILSPARI (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through June 30, 2025, we have paid $47.2 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the terms of the Ligand License Agreement, we are obligated to pay to Ligand an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI.
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
Acquisition of Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. We acquired Orphan by purchasing all of its outstanding shares. Under the Stock Purchase Agreement (the "Agreement"), we agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the U.S. and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted. We made a $65.0 million payment in the second quarter of 2024 following the achievement of a development milestone.
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
Convertible Senior Notes Due 2025
On September 10, 2018, we completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement ("2025 Indenture") with respect to the 2025 Notes. The 2025 Notes will mature on September 15, 2025, unless earlier repurchased, redeemed, or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 2.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. On March 11, 2022, coinciding with the issuance of the 2029 Notes, we completed our repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of June 30, 2025 was $68.9 million. The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
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
Cash Flows from Continuing Operations
Cash Flows from Operating Activities
Cash used in operating activities from continuing operations for the six months ended June 30, 2025 was $37.2 million compared to $158.8 million for the six months ended June 30, 2024. The change was due to a $78.5 million increase in total net product sales, a regulatory milestone of $17.5 million and the timing of payments from normal operations.
Cash Flows from Investing Activities
Cash provided by investing activities for the six months ended June 30, 2025 was $46.1 million compared to $133.5 million for the six months ended June 30, 2024. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings, an increase in intangible asset purchases, and a $65.0 million payment in the second quarter of 2024 following the achievement of a development milestone.
Cash Flows from Financing Activities
Cash provided by financing activities from continuing operations for the six months ended June 30, 2025 was $5.2 million compared to $0.3 million for the six months ended June 30, 2024. The change was primarily due to proceeds from the exercise of stock options during the six months ended June 30, 2025.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of June 30, 2025, we had cash equivalents and marketable debt securities of approximately $319.5 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points as of June 30, 2025 would have approximately a $0.7 million impact on the fair value of our investments.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In order to operate our business and increase adoption and sales of our products, we need to continue to develop our commercial organization, including maintaining a highly experienced and skilled workforce with qualified sales representatives.*
In order to successfully commercialize our products in the United States, we have built a specialized sales force. In order to successfully commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Factors that may hinder our ability to successfully market and commercially distribute our products include:
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
We have granted exclusive licenses to third parties for the commercialization of sparsentan in certain territories outside of the United States, including Europe, Australia, New Zealand, Japan, South Korea, Taiwan, the ASEAN member states, Brazil, Chile, Israel and the Gulf Cooperation Council countries. If these third parties do not effectively engage or maintain their sales force for sparsentan if approved in the applicable territories, our ability to recognize milestone payments and royalties from the sales in such territories will be adversely affected.
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
We are dependent on third parties for the successful commercialization of sparsentan in certain key territories outside of the United States, if approved, and such third parties' commercialization efforts may fail to meet our expectations. We may not be able to establish additional collaborations or other arrangements for sparsentan in other territories, which may adversely impact our ability to generate product revenue in additional jurisdictions.*
We have granted exclusive licenses to third parties for the commercialization of sparsentan in certain territories outside of the United States, including Europe, Australia, New Zealand, Japan, South Korea, Taiwan, the ASEAN member states, Brazil, Chile, Israel and the Gulf Cooperation Council countries. Consequently, the commercial success of sparsentan in these territories will depend in significant part on the efforts of such third parties, over which we will have limited control. In August 2022, Vifor Pharma Group was acquired by CSL Limited, parent company to CSL Behring and is now operating under the brand CSL Vifor. While our agreement with CSL Vifor remains in place following the acquisition, there is no guarantee that our collaboration with CSL Vifor will not be affected, adversely or otherwise, by the change in ownership. Moreover, in connection with the acquisition of CSL Vifor and related restructuring, substantially less resources could be devoted to the commercialization of sparsentan in the territories licensed to CSL Vifor, or such efforts could be discontinued entirely. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell sparsentan in territories outside of the United States, if approved, our ability to generate product revenue outside of the United States may be limited.
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
The current administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. For example, in May 2025, the administration published an executive order regarding most favored nation (“MFN”) drug pricing, which is sometimes referred to as international reference pricing. This executive order directed the Secretary of Health and Human Services to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress towards MFN pricing is not delivered, to propose a rulemaking plan to impose MFN pricing. The scope, timing, and potential impact of current and future policy initiatives remain uncertain, and accordingly, we cannot predict how such legal and regulatory changes may affect our business, operations, or financial condition. If MFN pricing or other legal or regulatory changes are implemented in a way that is broadly applicable to our products, there could be a material negative impact.
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
For example, in our pivotal Phase 3 DUPLEX Study of sparsentan in FSGS, although we achieved the pre-specified interim FSGS partial remission of proteinuria endpoint after 36 weeks of treatment, the study did not achieve the primary efficacy eGFR slope endpoint over 108 weeks of treatment. While we have continued to engage with the FDA to explore a potential path forward for an sNDA, including through a recent Type C meeting, and while the FDA has accepted our sNDA seeking traditional approval of FILSPARI for FSGS and has indicated that it is planning to hold an advisory committee meeting to discuss the application, there is no guarantee that the advisory committee will provide a favorable recommendation or that the FDA will grant approval of FILSPARI for FSGS. The opinion of the advisory committee, although not binding, may have a significant impact on our ability to obtain approval of FILSPARI for FSGS, as the FDA often adheres to the advisory committee’s recommendations. However, even if the advisory committee’s recommendation is favorable, there is no guarantee that the FDA will grant approval of FILSPARI for FSGS. In addition, a collaborative international effort referred to as the PARASOL project was initiated in late 2023 with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. Even though representatives of regulatory agencies participated in the discussions, there is no guarantee that the outcome of those discussions will be reflected in any future formal determination by such regulatory agencies. There is no guarantee that the PARASOL group will achieve its intended goal, or that, even if it does, that sparsentan will be approved for FSGS.
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
In May 2023, we announced that the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan. While we have continued to engage with the FDA to explore a potential path forward for an sNDA, including through a recent Type C meeting, and the FDA has accepted our sNDA seeking traditional approval of FILSPARI for FSGS and has indicated that it is planning to hold an advisory committee meeting to discuss the application, there is no guarantee that the advisory committee will provide a favorable recommendation or, even if it does, that the FDA will grant approval of FILSPARI for FSGS. Similarly, there is no guarantee that our collaborator CSL Vifor will be able to establish a pathway to a potential submission of sparsentan for FSGS in Europe based on the results from the DUPLEX Study, that the EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS in Europe.
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
As part of the NDA review process for sparsentan for IgAN, the FDA required us to include a REMS and a boxed warning on the label regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for certain other approved endothelin antagonists, and a REMS and boxed warning on the label for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. As part of the liver monitoring REMS, monthly monitoring of each patient is required for the first year the patient is on treatment, and quarterly thereafter. While we have taken efforts to streamline the REMS with the cadence of typical patient monitoring and have implemented convenience-focused features within the REMS program, the existence of monthly liver monitoring has the potential to be viewed as an impediment to prescribing FILSPARI. The FDA recently accepted for review our sNDA efficacy supplement requesting modification of the frequency of liver monitoring during the first year that patients are taking FILSPARI, and assigned a PDUFA target action date of August 28, 2025. Additionally, the FDA recently notified us that the REMS for embryo-fetal toxicity is no longer necessary to ensure the benefits of FILSPARI outweigh the risk of embryo-fetal toxicity, and has instructed us to submit a REMS modification to remove the need to monitor the risk of embryo-fetal toxicity. Accordingly, we submitted an amendment to the REMS sNDA that is currently under review for potential modification of liver monitoring in order to effect this change. The FDA indicated that this amendment to the REMS sNDA is not expected to impact the review timeline and the Company continues to expect a REMS modification PDUFA target action date of August 28, 2025. While we believe that the data we submitted supports the requested REMS modifications, the FDA may not review the sNDA efficacy supplement and amendment to the REMS sNDA on the anticipated timeline for a variety of reasons, including as a result of staffing cuts and other disruptions at the FDA. There is no guarantee that such REMS modifications will be approved on the expected timeline or at all. Furthermore, while we intend to utilize our continued clinical trial experience with FILSPARI and post-marketing data gathering commitment to potentially support lifting of the liver monitoring REMS in the future following sufficient experience with FILSPARI and if supported by the data, there is no guarantee that such efforts will be successful.
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
We do not currently have patent protection for certain of our commercial products. If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, their value will be adversely affected.*
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We do not have, and do not expect to obtain, patent protection for the original formulation of Thiola. Additionally, although we have a license to a granted U.S. patent covering the treatment of cystinuria by administering Thiola EC with food (U.S. Patent No. 11,458,104, "the '104 patent”), certain generic manufacturers have been able to obtain “skinny-label” approvals of generic versions of tiopronin EC as described below. More generally, we may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. In addition, in certain circumstances with respect to method of use patents, an ANDA applicant may certify that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. To date, several generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and become available. Accordingly, Thiola EC is subject to generic competition. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to PPACA marketplace exchange enrollment and declines to extend the PPACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect until 2032 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
The current administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. For example, in May 2025, the administration published an executive order regarding MFN drug pricing, which is sometimes referred to as international reference pricing. This executive order directed the Secretary of Health and Human Services to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress towards MFN pricing is not delivered, to propose a rulemaking plan to impose MFN pricing. The scope, timing, and potential impact of current and future policy initiatives remain uncertain, and accordingly, we cannot predict how such legal and regulatory changes may affect our business, operations, or financial condition. If MFN pricing or other legal or regulatory changes are implemented in a way that is broadly applicable to our products, there could be a material negative impact.
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
In addition, the current administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, Center for Medicare and Medicaid Services (“CMS”) and related agencies and has made significant staff reductions at the FDA and other agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include for example, (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing MFN pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
We source quantities of active pharmaceutical ingredients (APIs), precursor chemicals, and specialized equipment from international suppliers, including from manufacturers in China, consistent with broader industry practices. While the impact of tariff policies on our business has been minimal to date, current or future tariff policies, particularly those affecting China and pharmaceutical products, could further increase our costs, and may affect profitability, particularly in formulary-based markets where pricing flexibility may be limited. Recent and potential future changes in international trade policies, particularly regarding U.S.-China trade relations and pharmaceutical-specific tariffs, present potential risks to our future operations and financial performance.
The ongoing trade tensions between the United States and other countries including China have resulted in multiple rounds of tariffs affecting pharmaceutical ingredients, manufacturing equipment, and related supplies. The evolving tariff and trade landscape contributes to planning challenges for global pharmaceutical operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
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

While the impact of tariff policies on our business has been minimal to date, current or future tariffs may result in increased research and development expenses, including with respect to raw materials, APIs, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to development timelines. Increased costs and extended development timelines could affect competitiveness relative to companies operating in regions with more favorable trade relationships and could impact investor confidence.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we have not in the past and may not in the future be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Despite our efforts, there can be no assurance that these vulnerability mitigation measures will be effective. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we have, and may in the future, experienced delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. If exploited, certain vulnerabilities can result in a security incident. We have experienced, and may in the future experience, security incidents involving our systems and the systems of third parties with whom we conduct business. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
Certain of the previously identified or similar threats have in the past, and may in the future, cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. We have experienced, and may in the future experience, security incidents involving our systems and the systems of third parties with whom we conduct business. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. We expend resources and may have to modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
Applicable data security and public company disclosure obligations require us, or we may voluntarily choose, to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators and investors, or to take other actions in certain circumstances, such as providing credit monitoring and identity theft protection services. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements, could lead to adverse consequences. We have experienced, and may in the future experience, security incidents involving our systems and the systems of third parties with whom we conduct business. Any incidents or perceived incidents involving our systems (or those of a third party with whom we work) may lead to adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; loss of customer, investor or partner confidence in the effectiveness of our cybersecurity measures; monetary fund diversions; the expenditure of significant capital and other resources; diversion of management attention; interruptions in our operations (including availability of data); financial loss and other similar harms. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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
Risks related to the use of artificial intelligence technologies could adversely affect our business, financial condition and/or operating results.*
Our employees and personnel use generative artificial intelligence, machine learning and other artificial intelligence technologies (together, “AI/ML”) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI/ML technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI/ML and/or automated decision-

making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI/ML and/or automated decision-making technologies in the future, it could make our business less efficient and result in competitive disadvantages. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.*
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
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
The U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years.
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.
Our U.S. federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. As of December 31, 2024, we had federal NOL carryforwards of $223.8 million. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We continue to evaluate potential historical ownership changes and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the United Kingdom, result in restrictions or imposition of taxes and duties for importing our product candidates into the United Kingdom, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the United Kingdom.*
The UK withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The MHRA is now the UK’s standalone regulator for medicinal products and medical devices. The United Kingdom is no longer subject to EU regulations. Northern Ireland continues to follow certain limited EU regulatory rules, but not in relation to medicinal products.
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
A default under the 2025 Notes or 2029 Notes may have a material adverse effect on our financial condition..
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Trading Arrangements
During the fiscal quarter ended June 30, 2025, certain of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, as set forth below. Each 10b5-1 plan listed below is part of such individual’s long-term asset diversification, tax and/or financial planning strategy, and has been entered into in accordance with our Insider Trading Policy. Under the terms of the plans, once the plans are in effect, the individuals listed below have no discretion or control over the timing or effectuation of any transactions in our securities pursuant to the plans, and sales will be made only if the stock meets the minimum price thresholds and/or other requirements specified in the applicable plan. Some of the planned sales relate to shares required to be sold by such individual to cover the tax withholding obligation in connection with the settlement of vested restricted stock units and/or performance restricted stock units. Each director and officer continues to be subject to our stock ownership guidelines, and the execution of all potential sales under the plan would not by themselves cause any such individual to be out of compliance with the requirements of our stock ownership guidelines.
Trading Arrangements Adopted:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Expiration Date (2)
Eric Dube, Ph.D. President and Chief Executive Officer	June 16, 2025	Rule 10b5-1 Trading Arrangement	Up to 497,657 shares	May 29, 2026
Christopher Cline Chief Financial Officer	May 28, 2025	Rule 10b5-1 Trading Arrangement	Up to 24,673 shares (3)	May 29, 2026
Peter Heerma Chief Commercial Officer	June 16, 2025	Rule 10b5-1 Trading Arrangement	Up to 15,202 shares (4)	May 29, 2026
Jula Inrig, M.D. Chief Medical Officer	May 28, 2025	Rule 10b5-1 Trading Arrangement	Up to 69,551 shares	May 29, 2026
William E. Rote, Ph.D. Chief Research Officer	May 29, 2025	Rule 10b5-1 Trading Arrangement	Up to 93,032 shares (5)	May 29, 2026
Elizabeth E. Reed Chief Legal Officer, General Counsel and Corporate Secretary	June 16, 2025	Rule 10b5-1 Trading Arrangement	Up to 137,122 shares (6)	May 29, 2026
Sandra Calvin SVP and Chief Accounting Officer	June 10, 2025	Rule 10b5-1 Trading Arrangement	Up to 99,404 shares	August 14, 2026
Timothy Coughlin member of our Board of Directors	June 16, 2025	Rule 10b5-1 Trading Arrangement	Up to 18,000 shares (7)	May 19, 2026

1	Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “Rule”).
2	Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales and (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
3	Includes shares underlying stock options expiring in May 2026.
4	Includes gifts of up to 1,969 shares of our common stock to a donor advised fund upon our common stock reaching specified market prices.
5	Includes shares underlying stock options expiring in February 2027.
6	Includes shares underlying stock options expiring in January 2027.
7	Consists of shares underlying stock options expiring in May 2026 and May 2027.

Trading Arrangements Modified or Terminated:
None.

Item 6.  Exhibits
(a) Exhibits

3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G, filed with the SEC on October 28, 2010).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.6	Certificate of Amendment of Bylaws of the Company, effective June 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2021).
10.1†	The Company’s 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2025).
10.2↡*
Amendment No. 2 to the License and Collaboration Agreement, effective as of June 24, 2025, by and between Travere Therapeutics Switzerland GmbH (formerly known as Orphan Technologies Limited) and Vifor (International) Ltd.

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

Date: August 6, 2025	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric Dube
		Name:	Eric Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer