Form 10-Q
period 2025-09-30
Travere Therapeutics, Inc.
filed 2025-10-30
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of October 27, 2025 was 89,472,327.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended September 30, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$110,930	$58,535
Marketable debt securities, at fair value	143,600	312,166
Accounts receivable, net	82,984	27,116
Inventory	5,548	6,200
Prepaid expenses and other current assets	28,048	12,685
Total current assets	371,110	416,702
Long-term inventory	31,999	35,656
Property and equipment, net	4,320	5,336
Operating lease right of use assets	11,464	14,295
Intangible assets, net	109,435	103,974
Other assets	10,253	18,162
Total assets	$538,581	$594,125
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,225	$23,534
Accrued expenses	105,762	86,028
Convertible debt, current portion	—	68,678
Operating lease liabilities, current portion	5,734	5,405
Other current liabilities	5,353	17,106
Total current liabilities	135,074	200,751
Convertible debt, less current portion	311,370	310,310
Operating lease liabilities, less current portion	12,645	17,191
Other non-current liabilities	5,928	6,796
Total liabilities	465,017	535,048
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 89,456,626, and 87,452,835 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	1,550,051	1,506,315
Accumulated deficit	(1,475,442)	(1,447,167)
Accumulated other comprehensive loss	(1,054)	(80)
Total stockholders' equity	73,564	59,077
Total liabilities and stockholders' equity	$538,581	$594,125
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net product sales	$113,150	$61,001	$283,852	$153,161
License and collaboration revenue	51,709	1,897	77,187	5,227
Total revenue	164,859	62,898	361,039	158,388
Operating expenses:
Cost of goods sold	1,585	1,626	7,786	5,191
Research and development	51,890	51,679	148,141	155,429
Selling, general and administrative	86,453	65,619	235,508	194,618
In-process research and development	—	—	—	65,205
Restructuring	—	123	—	1,035
Total operating expenses	139,928	119,047	391,435	421,478
Operating income (loss)	24,931	(56,149)	(30,396)	(263,090)
Other income, net:
Interest income	3,047	3,570	10,129	14,022
Interest expense	(2,751)	(2,777)	(8,452)	(8,365)
Other income (expense), net	487	520	511	(2,737)
Total other income, net	783	1,313	2,188	2,920
Income (loss) from continuing operations before income tax	25,714	(54,836)	(28,208)	(260,170)
Income tax (provision) benefit on continuing operations	(8)	84	(67)	(192)
Income (loss) from continuing operations, net of tax	25,706	(54,752)	(28,275)	(260,362)
Loss from discontinued operations, net of tax	—	(59)	—	(919)
Net income (loss)	$25,706	$(54,811)	$(28,275)	$(261,281)

Per share data
Net income (loss) per common share, basic	$0.29	$(0.70)	$(0.32)	$(3.37)
Net income (loss) per common share, diluted	$0.28	$(0.70)	$(0.32)	$(3.37)
Weighted average common shares outstanding, basic	89,230,420	77,779,379	88,847,209	77,473,161
Weighted average common shares outstanding, diluted	102,618,560	77,779,379	88,847,209	77,473,161
Comprehensive income (loss):
Net income (loss)	$25,706	$(54,811)	$(28,275)	$(261,281)
Foreign currency translation (loss) gain	(284)	(803)	(702)	230
Unrealized gain (loss) on marketable debt securities	42	1,421	(272)	210
Comprehensive income (loss)	$25,464	$(54,193)	$(29,249)	$(260,841)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2025						Three Months Ended September 30, 2024
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount					Shares	Amount
Balance - June 30	89,102,347	$9	$1,534,698	$(812)	$(1,501,148)	$32,747	76,456,562	$8	$1,348,865	$(1,634)	$(1,332,092)	$15,147
Share based compensation	—	—	10,901	—	—	10,901	—	—	7,729	—	—	7,729
Issuance of common stock under the equity incentive plan and proceeds from exercise	354,279	—	4,090	—	—	4,090	202,480	—	571	—	—	571
Employee stock purchase program purchase and expense	—	—	362	—	—	362	—	—	292	—	—	292
Foreign currency translation adjustments	—	—	—	(284)	—	(284)	—	—	—	(803)	—	(803)
Unrealized gain on marketable debt securities	—	—	—	42	—	42	—	—	—	1,421	—	1,421
Net income (loss)	—	—	—	—	25,706	25,706	—	—	—	—	(54,811)	(54,811)
Balance - September 30	89,456,626	$9	$1,550,051	$(1,054)	$(1,475,442)	$73,564	77,909,042	$8	$1,357,457	$(1,016)	$(1,386,903)	$(30,454)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Nine Months Ended September 30, 2025						Nine Months Ended September 30, 2024
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount					Shares	Amount
Balance - December 31	87,452,835	$9	$1,506,315	$(80)	$(1,447,167)	$59,077	75,367,117	$7	$1,327,881	$(1,456)	$(1,125,622)	$200,810
Share based compensation	—	—	32,410	—	—	32,410	—	—	26,763	—	—	26,763
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,883,440	—	8,796	—	—	8,796	1,052,425	1	571	—	—	572
Employee stock purchase program purchase and expense	120,351	—	2,530	—	—	2,530	239,500	—	2,242	—	—	2,242
Foreign currency translation adjustments	—	—	—	(702)	—	(702)	—	—	—	230	—	230
Unrealized (loss) gain on marketable debt securities	—	—	—	(272)	—	(272)	—	—	—	210	—	210
Net loss	—	—	—	—	(28,275)	(28,275)	—	—	—	—	(261,281)	(261,281)
Balance - September 30	89,456,626	$9	$1,550,051	$(1,054)	$(1,475,442)	$73,564	77,909,042	$8	$1,357,457	$(1,016)	$(1,386,903)	$(30,454)

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(28,275)	$(261,281)
Net loss from discontinued operations	—	(919)
Net loss from continuing operations	(28,275)	(260,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,606	31,464
Share based compensation	33,404	27,699
Foreign currency remeasurement impact	(2,466)	—
In-process research and development	—	65,205
Other	(1,500)	5,022
Changes in operating assets and liabilities:
Accounts receivable	(55,641)	(4,017)
Inventory	3,839	(3,486)
Prepaid expenses and other current and non-current assets	(8,104)	(4,903)
Accounts payable	(6,332)	(18,573)
Accrued expenses	11,501	(38,794)
Deferred revenue	(2,815)	(5,557)
Other current and non-current liabilities	(9,111)	4,909
Net cash used in operating activities - continuing operations	(22,894)	(201,393)
Net cash used in operating activities - discontinued operations	—	(362)
Net cash used in operating activities	(22,894)	(201,755)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	241,175	271,285
Purchase of marketable debt securities	(69,217)	—
Purchase of fixed assets	(375)	(82)
Purchase of intangible assets	(38,918)	(26,569)
Other	66	—
Payment of milestone	—	(65,000)
Net cash provided by investing activities	132,731	179,634
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(1,575)	(1,575)
Repayment of 2025 convertible senior notes	(68,904)	—
Proceeds from exercise of stock options	8,796	571
Proceeds from issuances under the employee stock purchase plan	1,537	1,307
Net cash (used in) provided by financing activities	(60,146)	303
Effect of exchange rate changes on cash	2,704	51
Net increase (decrease) in cash and cash equivalents	52,395	(21,767)
Cash and cash equivalents, beginning of year	58,535	58,176
Cash and cash equivalents, end of period	$110,930	$36,409
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
In September 2021, the Company entered into a license and collaboration agreement (the "License Agreement") with Vifor (International) Ltd. ("CSL Vifor"). In April 2024, the Company and CSL Vifor announced that the European Commission had granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g), and in April 2025, the Company and CSL Vifor announced that the European Commission has converted the CMA into a standard marketing authorization (“MA”) for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The MA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. As a result of the standard MA approval, the Company received a regulatory milestone payment of $17.5 million in May 2025 under the terms of the License Agreement. Additionally, in September 2025, the Company recognized a $40.0 million milestone for market access initiatives in certain countries; payment of the milestone was received in the fourth quarter of 2025. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, the Company and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). In April 2025, the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK converted its conditional approval of FILSPARI in IgAN to standard approval.
In January 2024, the Company entered into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. Renalys holds regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, in the second quarter of 2024 Renalys initiated an open label registration study of sparsentan in Japan to support potential approval of sparsentan in Japan. In July 2024, Renalys announced that the first patient was dosed in the study, and in January 2025, Renalys announced achievement of full enrollment in the study. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy as of November 27, 2024. In October 2025, Renalys announced that it had completed data collection for the primary endpoint in the Phase 3 clinical trial of sparsentan for IgAN and that it had reached an agreement with the PMDA regarding development plans for two new Phase 3 clinical trials of sparsentan, one investigating the use of sparsentan in focal segmental glomerulosclerosis (FSGS) and the other in Alport syndrome, in Japan. Under the terms of the licensing agreement, Renalys is responsible for development, regulatory matters, and commercialization in the licensed territories.
Thiola® and Thiola EC® (tiopronin tablets)
Thiola® and Thiola EC® (tiopronin tablets) are approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan remains a novel investigational product candidate which has been granted Orphan Drug Designation for the treatment of FSGS in the U.S. and the European Economic Area countries (the “EEA”). In December 2023, the Company announced that it had completed a planned Type C meeting with the FDA to discuss previously reported results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. In February 2025, the Company announced that it had completed a Type C meeting with the FDA and in March 2025, the Company announced that it had submitted an sNDA to the FDA seeking traditional approval of FILSPARI for the treatment of FSGS. In May 2025, the Company announced that the FDA accepted the sNDA, assigned a Prescription Drug User Fee Act ("PDUFA") target action date of January 13, 2026, and initially indicated that it planned to hold an advisory committee meeting to discuss the application. In September 2025, following further review of the sNDA, the FDA informed the Company that an advisory committee meeting is no longer needed. The sNDA remains under review by the FDA with a PDUFA target action date of January 13, 2026. The sNDA submission is supported by results from the Phase 3 DUPLEX Study and the Phase 2 DUET Study. If approved, FILSPARI could become the first and only FDA-approved medicine indicated for FSGS.
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
In September 2024, the Company announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause enables the Company to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. Patients currently enrolled in pegtibatinase studies continue to receive study medication from small scale batches which are unaffected by the scale-up process. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials they are participating in. The voluntary enrollment pause was enacted following the Company's determination that the desired drug substance profile was not achieved in the initial scale-up process. The Company has manufactured the first commercial-scale batches designed to enable the continuation of the Phase 3 program.
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
The following table summarizes cost of goods sold for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold - product sales	$1,308	$1,626	$4,083	$5,059
Cost of goods sold - license and collaboration	277	—	3,703	132
Total cost of goods sold	$1,585	$1,626	$7,786	$5,191
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), the Company expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and nine months ended September 30, 2025 and 2024, sales of FILSPARI primarily consisted of zero-cost inventories. As of September 30, 2025, the Company had approximately $0.9 million of zero-cost inventory remaining, the majority of which the Company expects will be consumed in 2025. The Company began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
Research and Development Expenses
Research and development includes expenses related to sparsentan, pegtibatinase, and the Company's other pipeline programs. The Company expenses all research and development costs as they are incurred. The Company's research and development costs are composed of salaries and bonuses, benefits, share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery devices, manufacture drug product supplies to support clinical development, and associated overhead expenses and facilities costs. The Company charges direct internal and external program costs to the respective development programs. The Company also incurs indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
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
The Company's diluted earnings/(loss) per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, convertible debt and RSUs, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings per share calculation. The potential dilutive effect of stock options and RSUs during the period are calculated in accordance with the treasury stock method, but are excluded if the effect is anti-dilutive. The potential dilutive effect of convertible debt outstanding during the period is calculated using the if-converted method assuming the conversion of convertible debt as of the earliest period reported or at the date of issuance, if later, but is excluded if the effect is anti-dilutive. In accordance with ASC 260, Earnings per Share, if a company had a discontinued operation, the company uses income from continuing operations, adjusted for preferred dividend and similar adjustments, as its control number to determine whether potential common shares are dilutive.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at September 30, 2025 as such royalties are not yet probable and estimable.
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
Equity Securities
The Company applies the equity method of accounting for investments when it has significant influence, but no controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in joint steering committees and material intercompany transactions. Upon investment, the Company evaluates any basis difference between the carrying value and fair value of the Company's proportionate share of the investee's net assets. Basis differences relating to in-process research and development ("IPR&D") are expensed when the investee is not considered a business as defined in ASC 805, Business Combinations, due to substantially all of the estimated fair value of the gross assets being concentrated in a group of similar IPR&D assets with no alternative future use. For the three and nine months ended September 30, 2025, the Company did not have any basis adjustments. For the three and nine months ended September 30, 2024, the Company recognized zero and $3.4 million, respectively, in other (expense) income, net in the Company's Consolidated Statements of Operations and Comprehensive Loss for basis adjustments and reduced the equity method investment's carrying value to zero, as the Company's proportionate share of the basis difference exceeded the carrying value. See Note 6 for further discussion. Investments accounted for using the equity method are reported on a lag of up to three months if the financial statements of the investee are not available in sufficient time for the Company to apply the equity method as of the current reporting date.
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
In September 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.
In July 2025, the FASB issued ASU No. 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of the adoption of this standard on the accounting for credit losses.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, calculating the limit on the interest expense based on 30 percent of EBITDA (rather than EBIT), and 100 percent bonus depreciation on eligible property acquired after January 19, 2025. There is no material change to the Company’s effective income tax rate and its net deferred federal income tax assets from the new tax law as the Company maintains a full valuation allowance.
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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU does not change accounting for income taxes but requires new disclosures focusing on two areas, the effective rate reconciliation and taxes paid. This new standard is effective for public business entities for annual periods beginning after December 15, 2024. The Company plans to adopt the standard as required for the December 31, 2025 annual financial statements and interim periods thereafter. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the consolidated financial statements.

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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the nine months ended September 30, 2025 and 2024, adjustments to net product revenue related to performance obligations satisfied in previous periods were $1.0 million and $0.5 million, respectively.
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
The following table summarizes net product sales for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
FILSPARI	$90,900	$35,619	$218,668	$82,578
Tiopronin products	22,250	25,382	65,184	70,583
Total net product sales	$113,150	$61,001	$283,852	$153,161

NOTE 4. COLLABORATION AND LICENSE AGREEMENTS
License Agreement with CSL Vifor
In September 2021, the Company entered into a license and collaboration agreement (“CSL Vifor License Agreement”) with Vifor (International) Ltd. (“CSL Vifor”), pursuant to which the Company granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in Europe, Australia and New Zealand. In June 2025, the CSL Vifor License Agreement was amended in order to, among other things, expand the license to cover the following additional countries: Bahrain, Brazil, Chile, Israel, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates (together with Europe, Australia and New Zealand, the "CSL Vifor Licensed Territories") and to provide that the license rights to each additional country will revert to the Company if CSL Vifor does not take certain specified actions within specified timelines with respect to such country. CSL Vifor also has first right of negotiation to expand the licensed territories into Canada and/or Mexico. Under the terms of the CSL Vifor License Agreement, the Company received an upfront payment of $55.0 million and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. The Company is also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of FILSPARI in the CSL Vifor Licensed Territories. For the three and nine months ended September 30, 2025, the Company recognized $40.0 million for a market access milestone as the amount was probable of being achieved at September 30, 2025, and was subsequently received in the fourth quarter of 2025. For the nine months ended September 30, 2025, the Company recognized a regulatory milestone of $17.5 million as a result of the European Commission granting standard MA approval.
Licensing Agreement with Renalys
In January 2024, the license agreement (“Renalys License Agreement”) between the Company and Renalys came into effect. Pursuant to the terms of the Renalys License Agreement, the Company granted an exclusive license to Renalys for the development and commercialization of sparsentan in Japan, South Korea, Taiwan and other specified Asian countries ("Renalys Licensed Territories"). Under the terms of the Renalys License Agreement, the Company received a non-refundable upfront payment and will be eligible to receive up to $120.0 million in aggregate regulatory, development and sales-based milestones. The Company is also entitled to receive tiered double-digit to mid-20 percent royalties of annual net sales of sparsentan in the Renalys Licensed Territories. In addition, the Company received an option to purchase shares of common stock of Renalys (“Option Agreement”), which it exercised in January 2024. The Company also had the option to purchase all equity securities of Renalys at any time prior to the top-line results of the Phase 3 trial in Japan (“Buyout Right”).
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
The Company concluded that Renalys represents a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the Renalys License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct, resulting in one performance obligation as the license has stand-alone functionally at contract inception. The Buyout Right precludes transferring control of the license to Renalys under ASC 606 and the Company’s option to repurchase the common stock at a price greater than the original license premium results in accounting for the Renalys License Agreement as a financing arrangement. The transaction price was originally recorded in other current liabilities as a result of the Buyout Right. During the three months ended September 30, 2025, the Buyout Right was relinquished and the Company recognized the entire Renalys deferred revenue balance of $9.3 million in license and collaboration revenue on the Consolidated Statements of Operations and Comprehensive Loss.
See Note 6 for further discussion of VIEs.
For the three months ended September 30, 2025, the Company recognized $51.7 million in license and collaboration revenue, which included a market access milestone of $40.0 million associated with the CSL Vifor License Agreement, $9.3 million in license revenue associated with the Renalys License Agreement and $2.4 million for royalties earned on net sales of FILSPARI in the CSL Vifor Licensed Territories. For the nine months ended September 30, 2025 the Company recognized $77.2 million in license and collaboration revenue, which included regulatory and market access milestones totaling $57.5 million associated with the CSL Vifor License Agreement, $9.3 million associated with the Renalys License Agreement, the sale of $3.8 million of active pharmaceutical ingredients, $2.9 million for clinical development activities, based upon the ratio of costs incurred to total estimated costs and $3.7 million for royalties earned on net sales of FILSPARI in the CSL Vifor Licensed Territories.

For the three and nine months ended September 30, 2024, the Company recognized $1.8 million and $5.1 million, respectively, in license and collaboration revenue for clinical development activities, based upon the ratio of costs incurred to total estimated costs.
Deferred revenue related to the clinical development activities as of September 30, 2025 and December 31, 2024 was zero and $2.8 million, respectively.

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of September 30, 2025 and December 31, 2024 were composed of available-for-sale commercial paper and corporate and government debt securities. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Marketable debt securities:
Commercial paper	$45,465	$73,325
Corporate debt securities	93,134	203,816
Securities of government sponsored entities	5,001	35,025
Total available-for-sale marketable debt securities	$143,600	$312,166
In addition to funding operations, the decrease in the marketable debt securities balance as of September 30, 2025 is due to the repayment of the 2025 Notes in September 2025. See Note 10 for further discussion of Convertible Notes Payable.
The following is a summary of short-term marketable debt securities classified as available-for-sale as of September 30, 2025 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$45,450	$15	$—	$45,465
Corporate debt securities	Less than 1	88,156	40	(7)	88,189
Securities of government-sponsored entities	Less than 1	5,000	1	—	5,001
Total maturity less than 1 year		138,606	56	(7)	138,655
Corporate debt securities	1 to 2	4,899	46	—	4,945
Total maturity 1 to 2 years		4,899	46	—	4,945
Total available-for-sale marketable debt securities		$143,505	$102	$(7)	$143,600
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2024 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$73,410	$1	$(86)	$73,325
Corporate debt securities	Less than 1	203,395	483	(62)	203,816
Securities of government-sponsored entities	Less than 1	34,993	33	(1)	35,025
Total available-for-sale marketable debt securities		$311,798	$517	$(149)	$312,166

For the three and nine months ended September 30, 2025 and 2024, realized gains and losses on marketable debt securities were immaterial. As of September 30, 2025 and December 31, 2024, the accrued interest receivable related to the Company's marketable debt securities was $1.5 million and $2.3 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses reported as of September 30, 2025 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$35,411	$7	$—	$—	$35,411	$7
Total	$35,411	$7	$—	$—	$35,411	$7
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
As of September 30, 2025 and December 31, 2024, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $35.4 million and $123.7 million, respectively.
As of September 30, 2025 and December 31, 2024, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The decrease in unrealized losses for the nine months ended September 30, 2025 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

NOTE 6. VARIABLE INTEREST ENTITIES
Stock Purchase and Collaboration Agreement with PharmaKrysto
In March 2022, the Company entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company and concurrently entered into a Stock Purchase Agreement (together, the "Agreements") whereby the Company acquired 5% of the outstanding common shares of PharmaKrysto. The Agreements granted the Company an option to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone, which expired on March 8, 2025. As the option was not exercised by the Company prior to expiration, the rights granted to the Company under the Agreements ceased, and the previously purchased common shares were transferred back to PharmaKrysto for immaterial consideration. The Company deconsolidated PharmaKrysto as of March 8, 2025, resulting in an immaterial amount recognized in the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2025.
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

The carrying amount of the liabilities related to the Company’s variable interests was zero and $8.9 million as of September 30, 2025 and December 31, 2024, respectively, included in other current liabilities in the Company’s Consolidated Balance Sheets. During the three and nine months ended September 30, 2025, the Buyout Right was relinquished and the Company recognized the entire Renalys deferred revenue balance of $9.3 million in license and collaboration revenue on the Consolidated Statements of Operations and Comprehensive Loss. The Company is not required to provide additional funding. The creditors have no recourse to the general credit or assets of the Company.

NOTE 7.  LEASES
As of September 30, 2025, the Company had an operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established right-of-use assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total right-of-use asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
The following is a schedule of the future minimum rental commitments for the Company's operating lease reconciled to the lease liability and right-of-use asset as of September 30, 2025 (in thousands):

September 30, 2025
2025 (remaining)	$1,654
2026	6,775
2027	6,978
2028	4,781
2029 and thereafter	—
Total undiscounted future minimum payments	20,188
Present value discount	(1,809)
Total lease liability	18,379
Unamortized lease incentives	(2,777)
Cash payments in excess of straight-line lease expense	(4,138)
Total right-of-use asset	$11,464

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term in years	2.9	3.7
Weighted-average discount rate	6.47%	6.48%
For the three and nine months ended September 30, 2025, the Company recorded $1.1 million and $3.3 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances. For the three and nine months ended September 30, 2024, the Company recorded $1.3 million and $3.7 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of September 30, 2025, the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $360.5 million. As of December 31, 2024, the fair value of the Company's 2.5% Convertible Senior Notes due 2025, now repaid, was $68.2 million and the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $302.1 million. The fair values were estimated utilizing market quotations and are considered Level 2.
The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2025 (in thousands):

	As of September 30, 2025
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$110,930	$110,930	$—	$—
Marketable debt securities, available-for-sale	143,600	—	143,600	—
Total	$254,530	$110,930	$143,600	$—
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

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into the Ligand License Agreement for a worldwide sublicense to develop, manufacture and commercialize FILSPARI. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through September 30, 2025 the Company has capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and Bristol-Myers Squibb Company ("BMS")) an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI. For the three and nine months ended September 30, 2025, the Company capitalized royalties owed on net sales of FILSPARI to intangible assets of $15.6 million and $35.9 million, respectively, and $5.4 million and $12.4 million, for the three and nine months ended September 30, 2024, respectively. The cost of historical milestones paid and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033.
Mission License Agreement
In 2014, the Company entered into the Mission License Agreement, pursuant to which it obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. Under the terms of the Mission License Agreement, as subsequently amended, which runs through May 2029, the Company is obligated to pay Mission the greater of $2.1 million, representing the guaranteed minimum royalty, or 20% of its Thiola net sales generated globally during each calendar year. The Company has capitalized $181.5 million related to the Thiola intangible asset which consists of an up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payment obligations through September 30, 2025 in excess of minimum royalties. The Company has not capitalized any royalties in excess of the annual contractual minimum as of September 30, 2025 as royalties are capitalized in the period in which they become probable and estimable, which is typically in the period corresponding with the respective sales.
The following table sets forth amortizable intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Finite-lived intangible assets	$271,288	$224,293
Less: accumulated amortization	(162,606)	(121,072)
Net carrying value	$108,682	$103,221
Amortization expense for the three and nine months ended September 30, 2025 was $15.4 million and $41.5 million, respectively, and $10.8 million and $30.1 million, for the three and nine months ended September 30, 2024, respectively, recorded in selling, general and administrative expenses.
As of September 30, 2025 and December 31, 2024, the Company had goodwill of $0.8 million.

NOTE 10.  CONVERTIBLE NOTES PAYABLE
The composition of the Company’s convertible senior notes are as follows (in thousands):

	September 30, 2025	December 31, 2024
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	—	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(4,880)	(5,940)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	—	(226)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$311,370	$378,988
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At September 30, 2025, accrued interest on the 2029 Notes of $0.6 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The 2029 Notes are accounted for in accordance with ASC 470-20, Debt with conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of equity classification guidance. Based upon the Company’s analysis, it was determined that the 2029 Notes do not contain embedded features requiring recognition as derivatives and bifurcation, and therefore are measured at amortized cost and recorded as liabilities on the Consolidated Balance Sheets.
The 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2029 Notes at September 30, 2025.
The 2029 Notes are classified on the Company's Consolidated Balance Sheets as long-term convertible debt at September 30, 2025 and December 31, 2024.
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement (collectively, the "2025 Indenture") with respect to the 2025 Notes.
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes was $68.9 million. On September 15, 2025, the 2025 Notes matured and the Company repaid the remaining principal amount outstanding of $68.9 million plus accrued interest.
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$2,138	$2,210	$6,557	$6,629
Amortization of debt issuance costs	420	432	1,286	1,293
Total interest expense for the 2025 and 2029 Notes	$2,558	$2,642	$7,843	$7,922
Total interest expense recognized for the three and nine months ended September 30, 2025 was $2.8 million and $8.5 million, respectively, and $2.8 million and $8.4 million, for the three and nine months ended September 30, 2024, respectively

NOTE 11. ACCRUED EXPENSES
Accrued expenses at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Sales discounts, rebates, and allowances	$29,503	$10,585
Compensation related costs	27,587	35,166
Accrued royalties	19,764	12,309
Research and development	16,863	16,090
Selling, general and administrative	8,622	6,154
Miscellaneous accrued expenses	3,423	5,724
Total accrued expenses	$105,762	$86,028

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
The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, and shares issuable upon conversion of the 2025 Notes and 2029 Notes, are considered to be common stock equivalents. For the periods that the Company has reported net losses, all potentially dilutive securities are anti-dilutive and, accordingly, basic net loss per share equals diluted net loss per share.
Basic and diluted net income (loss) per share is calculated as follows (net income (loss) amounts are stated in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2025
	Shares	Net Income	EPS	Shares	Net Loss	EPS
Basic income (loss) per share	89,230,420	$25,706	$0.29	88,847,209	$(28,275)	$(0.32)
Interest expense associated with convertible debt, net of tax		2,558
Dilutive income (loss) per share	102,618,560	$28,264	$0.28	88,847,209	$(28,275)	$(0.32)

	Three Months Ended			Nine Months Ended
	September 30, 2024
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Continuing operations	77,779,379	$(54,752)	$(0.70)	77,473,161	$(260,362)	$(3.36)
Discontinued operations	77,779,379	(59)	—	77,473,161	(919)	(0.01)
Basic and diluted loss per share	77,779,379	$(54,811)	$(0.70)	77,473,161	$(261,281)	$(3.37)

The calculation of diluted weighted average common shares outstanding for the three months ended September 30, 2025 was as follows:

Three Months Ended September 30, 2025
Basic weighted average common shares outstanding	89,230,420
Dilutive common share equivalents - restricted stock units	1,120,629
Dilutive common share equivalents - convertible debt	11,389,096
Dilutive common share equivalents - options	878,415
Diluted weighted average common shares outstanding	102,618,560
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible debt	—	11,697,953	11,593,869	11,697,953
Options	5,948,756	10,235,428	9,947,928	10,759,644
Restricted stock units	55,566	3,809,142	4,368,415	3,828,261
Total anti-dilutive shares	6,004,322	25,742,523	25,910,212	26,285,858

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
In accordance with ASC 450, Contingencies, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. In March 2024, the Company recognized $65.2 million in IPR&D expense upon the achievement of a development milestone, which was paid during the second quarter of 2024 and recorded within investing activities in the Consolidated Statements of Cash Flows. As of September 30, 2025, no contingent payments have been accrued.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	9,283,331	$20.13	5.51	$16,408
Granted	1,434,200	20.50
Exercised	(547,616)	16.20		3,790
Forfeited/canceled	(625,478)	29.03
Outstanding at September 30, 2025	9,544,437	$19.83	5.89	$46,859
Vested and expected to vest at September 30, 2025	9,544,437	$19.83	5.89	$46,859
Exercisable at September 30, 2025	6,920,120	$20.66	4.83	$30,016
At September 30, 2025, unamortized stock compensation for stock options was $23.5 million, with a remaining weighted-average recognition period of 2.5 years.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the nine months ended September 30, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	3,517,263	$15.41
Granted	2,437,890	20.09
Vested	(1,265,220)	16.61
Forfeited/canceled	(234,788)	16.47
Unvested at September 30, 2025	4,455,145	$17.57
At September 30, 2025, unamortized stock compensation for service based restricted stock units was $60.5 million, with a remaining weighted-average recognition period of 2.6 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the nine months ended September 30, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	216,208	$18.34
Granted	88,000	20.46
Vested	(70,604)	27.54
Forfeited/canceled	—	—
Unvested at September 30, 2025	233,604	$16.35
At September 30, 2025, unamortized stock compensation for performance based restricted stock units was $0.1 million, with a remaining weighted-average recognition period of 0.6 years.

Share-Based Compensation
Total share-based compensation presented in the Consolidated Statements of Stockholders' Equity includes both continuing operations and discontinued operations. The following table sets forth share-based compensation for continuing operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$4,101	$3,321	$12,817	$10,752
Selling, general and administrative	7,162	4,700	20,587	16,946
Total share-based compensation	$11,263	$8,021	$33,404	$27,698

NOTE 15. INVENTORY
Inventory consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$25,299	$30,552
Work in process	1,986	7,625
Finished goods	10,262	3,679
Total inventory	$37,547	$41,856
Classified as:
Current inventory	$5,548	$6,200
Long-term inventory	31,999	35,656
Total inventory	$37,547	$41,856
The balance classified as long-term inventory consists of raw materials, work in process and finished goods for both Thiola and FILSPARI as of September 30, 2025 and December 31, 2024. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $83.0 million and $27.1 million at September 30, 2025 and December 31, 2024, respectively. The Accounts receivable balance as of September 30, 2025 includes the market access milestone of $40.0 million associated with the CSL Vifor License Agreement, which was received in the fourth quarter of 2025. The total reserves for both periods were immaterial.
The Company's evaluation and accounting for credit losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

NOTE 17. EQUITY OFFERINGS
At-the-Market Equity Offering
In October 2024, the Company filed a prospectus supplement to the prospectus included in its registration statement on Form S-3 (File No. 333-281194), pursuant to which the Company may offer and sell, from time to time through Jefferies LLC, as agent ("Jefferies"), up to $100.0 million of common stock pursuant to an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies dated October 2024. As of September 30, 2025, the Company has not sold any shares under the ATM Agreement.

NOTE 18. DIVESTITURES
Discontinued Operations
Sale of Bile Acid Product Portfolio
In August 2023, the Company closed the sale of its bile acid business to Mirum Pharmaceuticals, Inc. (“Mirum”) pursuant to the terms of an asset purchase agreement dated July 16, 2023 (the "Purchase Agreement"). The Company is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the "Products"). The Company will recognize the contingent consideration receivable in earnings when the target annual sales for the milestones are met and the contingency is resolved. The Company determined that the divestiture represented a strategic shift that would have a major effect on the Company's operations and financial results, and has therefore reflected the bile acid business as a discontinued operation for all periods presented. The Company recognized loss from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss of $0.1 million and $0.9 million for the three and nine months ended September 30, 2024, respectively.

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
The Company sells its products to specialty pharmacies and through direct-to-patient distributors worldwide, there were no significant product sales outside of the United States ("U.S.") for the three and nine months ended September 30, 2025 and 2024. License revenues outside of the U.S. were $42.4 million and $61.8 million for the three and nine months ended September 30, 2025, respectively. License revenues outside of the U.S. were not significant for the three and nine months ended September 30, 2024. Long-lived assets located outside the U.S. were immaterial as of both September 30, 2025 and December 31, 2024. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies.
The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$164,859	$62,898	$361,039	$158,388
Less:
Cost of goods sold	1,585	1,626	7,786	5,191
Research and development:
External research and development	27,837	31,587	77,653	89,443
Internal personnel costs	18,959	16,783	57,276	54,478
Other research and development	5,094	3,309	13,212	11,508
Total research and development	51,890	51,679	148,141	155,429
Selling, general and administrative	86,453	65,619	235,508	194,618
In-process research and development	—	—	—	65,205
Restructuring	—	123	—	1,035
Total other income, net	783	1,313	2,188	2,920
Income tax (provision) benefit on continuing operations	(8)	84	(67)	(192)
Loss from discontinued operations, net of tax	—	(59)	—	(919)
Net income (loss)	$25,706	$(54,811)	$(28,275)	$(261,281)
NOTE 20. SUBSEQUENT EVENTS
In October 2025, Renalys announced that it has entered into a definitive stock purchase agreement with Chugai Pharmaceutical Co., Ltd. (“Chugai”) pursuant to which, upon the closing of the transaction, Chugai will acquire full ownership of Renalys and will gain exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. As a minority shareholder in Renalys, Travere is entitled to receive a portion of the upfront payment at the closing of the transaction, and will be eligible to receive future payments upon the achievement of specified regulatory milestones for sparsentan and royalties on net sales in Japan, South Korea, and Taiwan.

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
FILSPARI is available only through a risk evaluation and mitigation strategy (REMS) approved by the FDA for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. Initially, as part of the liver monitoring REMS, monthly monitoring of each patient was required for the first year a patient was on treatment, and quarterly thereafter. In August 2025, the FDA approved updated REMS labeling, reducing the frequency of liver monitoring to every three months from the onset of treatment and also removing the embryo-fetal toxicity monitoring requirement from the REMS.
In April 2024, we and our partner CSL Vifor announced that the European Commission had granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g), and in April 2025, we and CSL Vifor announced that the European Commission has converted the CMA into a standard marketing authorization (“MA”) for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The MA is granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. As a result of the standard MA approval, we received a regulatory milestone payment of $17.5 million in May 2025 under the terms of the License Agreement. Additionally, in September 2025, we recognized a $40 million milestone for market access initiatives in certain countries; payment of the milestone was received in the fourth quarter of 2025. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, we and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). In April 2025, the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK converted its conditional approval of FILSPARI in IgAN to standard approval.
In January 2024, we announced our entry into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. Renalys holds regional rights to sparsentan for Japan, South Korea, Taiwan, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Following successful meetings with the Pharmaceuticals and Medical Devices Agency (PMDA) in 2023, in the second quarter of 2024 Renalys initiated an open label registration study of sparsentan in Japan to support potential approval of sparsentan in Japan. In July 2024, Renalys announced that the first patient was dosed in the study and in January 2025, Renalys announced achievement of full enrollment in the study. Results from the urine protein/creatinine ratio (UP/C) endpoint in the study are expected in the second half of 2025 to support a submission for approval to PMDA. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy as of November 27, 2024. In October 2025, Renalys announced that it had completed data collection for the primary endpoint in the Phase 3 clinical trial of sparsentan for IgAN and that it had reached an agreement with the PMDA regarding development plans for two new Phase 3 clinical trials of sparsentan, one investigating the use of sparsentan in focal segmental glomerulosclerosis (FSGS) and the other in Alport syndrome, in Japan. Under the terms of the licensing agreement, Renalys is responsible for development, regulatory matters, and commercialization in the licensed territories. Also in October 2025, Renalys announced that it has entered into a definitive stock purchase agreement with Chugai Pharmaceutical Co., Ltd. (“Chugai”) pursuant to which, upon the closing of the transaction, Chugai will acquire full ownership of Renalys and will gain exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. As a minority shareholder in Renalys, Travere is entitled to receive a portion of the upfront payment at the closing of the transaction, and will be eligible to receive future payments upon the achievement of specified regulatory milestones for sparsentan and royalties on net sales in Japan, South Korea, and Taiwan.
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
In December 2023, we announced that we had completed a planned Type C meeting with the FDA to discuss results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. The FDA acknowledged the work being done by the larger nephrology community to better understand proteinuria and eGFR as endpoints in clinical trials of FSGS and indicated a willingness to continue to engage with us on a potential path forward for sparsentan in FSGS following our consideration of additional evidence. Subsequently, a collaborative international effort referred to as the PARASOL project was initiated with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. The PARASOL project is led by several patient advocacy organizations focused on glomerular diseases, with participation from regulators and industry representatives. The principal finding from PARASOL was that in FSGS, reduction in proteinuria over 24 months is strongly associated with a reduction in the risk of kidney failure, and responder definitions based on thresholds of proteinuria are both biologically plausible and strongly supported by epidemiological data. Following the PARASOL public workshop in the fourth quarter of 2024, in which a multi-stakeholder group of rare kidney disease experts aligned around a potential proteinuria-based clinical trial endpoint for FSGS, we scheduled a Type C meeting with the FDA to discuss a potential regulatory pathway for a sparsentan FSGS indication. In February 2025, we announced that we had completed a Type C meeting with the FDA and in March 2025, we announced that we had submitted an sNDA to the FDA seeking traditional approval of FILSPARI for the treatment of FSGS. In May 2025, we announced that the FDA accepted the sNDA, assigned a Prescription Drug User Fee Act ("PDUFA") target action date of January 13, 2026, and initially indicated that it planned to hold an advisory committee meeting to discuss the application. In September 2025, following further review of the sNDA, the FDA informed us that an advisory committee meeting is no longer needed. The sNDA remains under review by the FDA with a PDUFA target action date of January 13, 2026.
The sNDA is supported by two of the largest and most rigorous head-to-head interventional studies conducted to date in FSGS, the Phase 3 DUPLEX Study and the Phase 2 DUET Study. In these studies, FILSPARI demonstrated rapid, superior and sustained reductions in proteinuria when compared with maximum labeled dose irbesartan across adult and pediatric patients. As published in the New England Journal of Medicine, DUPLEX showed statistically significant and clinically meaningful proteinuria remission at 36 weeks that was durable through 2 years. Patients who achieved partial or complete proteinuria remission in the DUPLEX Study, irrespective of the treatment arm, had a 67% to 77% lower risk of kidney failure, respectively, with the treatment effect of FILSPARI strengthened at more stringent thresholds down to complete remission. The results from these studies are in alignment with the findings of the independent PARASOL workgroup that support the importance of proteinuria in FSGS. If approved, FILSPARI could become the first and only FDA-approved medicine indicated for FSGS.
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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause enables us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. Patients currently enrolled in pegtibatinase studies continue to receive study medication from small scale batches which are unaffected by the scale-up process. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials they are participating in. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the initial scale-up process. We have successfully manufactured the first commercial-scale batches and are engaging with regulators to restart enrollment in the Phase 3 HARMONY Study in 2026.
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

Results of Operations
Results of operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
Revenue
The following table provides information regarding revenue (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
FILSPARI	$90,900	$35,619	$55,281	$218,668	$82,578	$136,090
Tiopronin products	22,250	25,382	(3,132)	65,184	70,583	(5,399)
Total net product sales	113,150	61,001	52,149	283,852	153,161	130,691
License and collaboration revenue	51,709	1,897	49,812	77,187	5,227	71,960
Total revenue	$164,859	$62,898	$101,961	$361,039	$158,388	$202,651

Net product sales
The increase in total net product sales for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to growth in sales of FILSPARI.
License and collaboration revenue
The increase in license and collaboration revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a market access milestone of $40.0 million associated with the CSL Vifor License agreement and license revenue of $9.3 million recognized upon the relinquishment of the Buyout Right in the Renalys License Agreement. The increase in license and collaboration revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to market access and regulatory milestones totaling $57.5 million associated with the CSL Vifor License agreement, license revenue of $9.3 million associated with the relinquishment of the Buyout Right in the Renalys License Agreement and the sale of $3.8 million active pharmaceutical ingredients to CSL Vifor in March of 2025.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Cost of goods sold - product sales	$1,308	$1,626	$(318)	$4,083	$5,059	$(976)
Cost of goods sold - license and collaboration	277	—	277	3,703	132	3,571
Total cost of goods sold	1,585	1,626	(41)	7,786	5,191	2,595
Research and development	51,890	51,679	211	148,141	155,429	(7,288)
Selling, general and administrative	86,453	65,619	20,834	235,508	194,618	40,890
In-process research and development	—	—	—	—	65,205	(65,205)
Restructuring	—	123	(123)	—	1,035	(1,035)
Total operating expenses	$139,928	$119,047	$20,881	$391,435	$421,478	$(30,043)
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and nine months ended September 30, 2025 and 2024, sales of FILSPARI primarily consisted of zero-cost inventories, and therefore cost of goods sold did not increase proportionally to the increase in product sales. As of September 30, 2025, we had $0.9 million of zero-cost inventory remaining, the majority of which we expect will be consumed in 2025. We began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, our cost of goods sold - license and collaboration increased by $3.6 million, primarily due to the sale of active pharmaceutical ingredients to CSL Vifor in March 2025.
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

The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
External service provider costs:
Sparsentan	$11,608	$14,525	$(2,917)	$36,664	$44,204	$(7,540)
Pegtibatinase	16,158	16,789	(631)	40,477	44,331	(3,854)
General and other product candidates	5,165	3,582	1,583	13,724	12,416	1,308
Total external service provider costs	32,931	34,896	(1,965)	90,865	100,951	(10,086)
Internal personnel costs	18,959	16,783	2,176	57,276	54,478	2,798
Total research and development	$51,890	$51,679	$211	$148,141	$155,429	$(7,288)
For the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, our research and development expenses increased by $0.2 million and decreased by $7.3 million, respectively. External service provider costs decreased by $2.0 million and $10.1 million for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, largely driven by a decrease in costs associated with the development of sparsentan as our Phase 3 programs advance towards completion and a decrease in costs associated with the development of pegtibatinase due to the pause of the HARMONY Study in September 2024. The increase in internal personnel costs of $2.2 million and $2.8 million for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, is due to an increase in headcount.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, our selling, general and administrative expenses increased by $20.8 million and $40.9 million, respectively, primarily as a result of an increase in intangible asset amortization from capitalized FILSPARI royalties, an increase in commercial investment to support FILSPARI following full approval by the FDA in September 2024 and commercial spend in preparation for the potential launch of FSGS, if approved.
IPR&D expense
We did not recognize any in-process research and development (IPR&D) expense during the three and nine months ended September 30, 2025. In March 2024, we recognized $65.2 million in IPR&D expense upon the achievement of a development milestone associated with our treatment candidate pegtibatinase, which we acquired as part of the November 2020 acquisition of Orphan Technologies Limited.
Other Income/Expenses
The following table provides information regarding other income, net (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Interest income	$3,047	$3,570	$(523)	$10,129	$14,022	$(3,893)
Interest expense	(2,751)	(2,777)	26	(8,452)	(8,365)	(87)
Other income (expense), net	487	520	(33)	511	(2,737)	3,248
Total other income, net	$783	$1,313	$(530)	$2,188	$2,920	$(732)
The change in our total other income, net for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 is partially attributable to changes in interest income, driven by a decrease in the overall balance of interest-bearing security investments held along with fluctuations in short-term interest rates on those investments. For the nine months ended September 30, 2024, we recognized $3.4 million in other expense in connection with our equity investment in Renalys, for the difference in basis between the carrying value and fair value of our proportionate share of the investee's net assets.

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
We believe that our available cash and short-term investments as of the date of this filing, together with anticipated cash generated from operations, will be sufficient to fund our anticipated level of operations beyond the next 12 months from the date of this filing. We expect that our operating results will vary from quarter-to-quarter and year-to-year depending upon various factors including revenues, selling, general and administrative expenses, and research and development expenses, particularly with respect to our clinical and preclinical development activities. Our ability to fund our operations in subsequent years will depend upon certain factors which are beyond our control and may require us to obtain additional debt or equity capital or refinance all or a portion of our debt, including the 2029 Notes, on or before maturity. Though we generate revenues from product sales arrangements, we may incur significant operating losses over the next several years. Our ability to achieve profitable operations in the future will depend in large part upon completing development of products in our pipeline, obtaining regulatory approvals for these products and bringing these products to market, along with potential in-licensing of additional products approved by the FDA and manufacturing and selling these products.
We had the following balances and financial performance at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$110,930	$58,535
Marketable debt securities, at fair value	$143,600	$312,166
Convertible debt	$311,370	$378,988
Accumulated deficit	$(1,475,442)	$(1,447,167)
Stockholders' equity	$73,564	$59,077
Net working capital*	$236,036	$215,951
Net working capital ratio**	2.75	2.08
* Current assets less current liabilities. **Current assets divided by current liabilities.
As of September 30, 2025, we had cash and cash equivalents of $110.9 million and available-for-sale marketable debt securities of $143.6 million. Substantial sources of funds over the past year, as summarized further below, include net proceeds of $134.7 million from an underwritten public offering of our common stock in November 2024.
Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, anticipated milestone payments, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the ongoing launch of FILSPARI and expenses associated with the preparations for a potential commercial launch of FILSPARI in FSGS. Sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, FILSPARI royalties and certain earned and potential milestone payments. We received payment of the FILSPARI market access initiative milestone of $40.0 million in the fourth quarter of 2025 and we anticipate achieving additional FILSPARI milestones with the potential for future payments depending on timing and outcomes of events over the next 12 months.
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
Collaboration and License Proceeds
License and Collaboration Agreement with CSL Vifor
In September 2021, we entered into a license agreement with CSL Vifor, pursuant to which we granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in the licensed territories. Under the terms of the license agreement, we will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. Through September 30, 2025, we have received upfront and milestone payments totaling $72.5 million and have earned an additional

$40.0 million, which was received in the fourth quarter of 2025, associated with the license agreement. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the licensed territories.
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
Operating Leases
Future Minimum Rental Commitments
As of September 30, 2025, we have future minimum rental commitments totaling $20.2 million arising from our operating lease and sublease income totaling $3.8 million. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize FILSPARI (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through September 30, 2025, we have paid $47.2 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the terms of the Ligand License Agreement, we are obligated to pay to Ligand an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI.
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
•payment obligations related to the 2029 Notes;
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
Cash Flows from Continuing Operations
Cash Flows from Operating Activities
Cash used in operating activities from continuing operations for the nine months ended September 30, 2025 was $22.9 million compared to $201.4 million for the nine months ended September 30, 2024. The change was due to a $130.7 million increase in total net product sales, a regulatory milestone of $17.5 million and the timing of payments from normal operations.
Cash Flows from Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2025 was $132.7 million compared to $179.6 million for the nine months ended September 30, 2024. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings, an increase in intangible asset purchases, and a $65.0 million payment in the second quarter of 2024 following the achievement of a development milestone.
Cash Flows from Financing Activities
Cash used in financing activities from continuing operations for the nine months ended September 30, 2025 was $60.1 million compared to cash provided by of $0.3 million for the nine months ended September 30, 2024. The change was primarily due to repayment of the 2025 Notes, offset by proceeds from the exercise of stock options during the nine months ended September 30, 2025.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of September 30, 2025, we had cash equivalents and marketable debt securities of approximately $254.5 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points as of September 30, 2025 would have had approximately a $0.3 million impact on the fair value of our investments at September 30, 2025.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation entered into force in January 2022 and began to apply on January 12, 2025, through a phased implementation. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we or our partners are unable to maintain favorable pricing and reimbursement status in EU Member States for drug candidates that we or our partners may successfully develop and for which we or our partners may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including, effective as of March 31, 2025, relaunching the Innovative Licensing and Access Pathway with more predicable timelines and closer involvement of the National Health Service.
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
For example, in our pivotal Phase 3 DUPLEX Study of sparsentan in FSGS, although we achieved the pre-specified interim FSGS partial remission of proteinuria endpoint after 36 weeks of treatment, the study did not achieve the primary efficacy eGFR slope endpoint over 108 weeks of treatment. While we have continued to engage with the FDA to explore a potential path forward for an sNDA, including through a recent Type C meeting, and while the FDA has accepted our sNDA seeking traditional approval of FILSPARI for FSGS and has indicated that an advisory committee meeting is not needed, there is no guarantee that the FDA will grant approval of FILSPARI for FSGS. In addition, a collaborative international effort referred to as the PARASOL project was initiated in late 2023 with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. Even though representatives of regulatory agencies participated in the discussions, there is no guarantee that the outcome of those discussions will be reflected in any future formal determination by such regulatory agencies. There is no guarantee that the PARASOL group will achieve its intended goal, or that, even if it does, that sparsentan will be approved for FSGS.
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
In May 2023, we announced that the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan. While we have continued to engage with the FDA to explore a potential path forward for an sNDA, including through a recent Type C meeting, and the FDA has accepted our sNDA seeking traditional approval of FILSPARI for FSGS and has indicated that an advisory committee is not needed, there is no guarantee that the FDA will grant approval of FILSPARI for FSGS. Similarly, there is no guarantee that our collaborator CSL Vifor will be able to establish a pathway to a potential submission of sparsentan for FSGS in Europe based on the results from the DUPLEX Study, that the EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS in Europe.
In December 2023, we initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce total homocysteine (tHcy) levels. In September 2024, we announced a voluntary pause of enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the initial scale-up process. While we have made process improvements and have manufactured material at the larger scale, and while we are engaging with regulatory authorities with a goal to restart enrollment in the Phase 3 HARMONY Study in 2026, there is no guarantee that regulators will agree with our assessment or that our pivotal Phase 3 HARMONY Study will resume on the anticipated timeline or be successful. Although the FDA has granted Fast Track and Breakthrough Therapy designations to pegtibatinase for the treatment of HCU, there is no guarantee that our pivotal Phase 3 HARMONY Study will resume on the anticipated timeline or be successful, or that pegtibatinase will be approved for HCU in the future.
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
As part of the NDA review process for sparsentan for IgAN, the FDA initially required us to include a REMS and a boxed warning on the label regarding mandatory birth control for patients of child-bearing potential regarding risk of embryo-fetal toxicity, as has been required for certain other approved endothelin antagonists, and a REMS and boxed warning on the label for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. Initially, as part of the liver monitoring REMS, monthly monitoring of each patient was required for the first year a patient was on treatment, and quarterly thereafter. In August 2025, we announced that the FDA approved updated REMS labeling for FILSPARI, reducing the frequency of liver function monitoring to every three months from the onset of treatment with FILSPARI, and removing the embryo-fetal toxicity monitoring requirement from the REMS. While we intend to utilize our continued clinical trial experience with FILSPARI and post-marketing data gathering commitment to potentially support lifting of the liver monitoring REMS in the future following sufficient experience with FILSPARI and if supported by the data, there is no guarantee that such efforts will be successful.
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
Our product FILSPARI is covered by U.S. Patent No. 6,638,937, which expired in 2019 and to which we have an exclusive license. In addition, U.S. Patent No. 9,662,312, to which we also have an exclusive license and which was granted on May 30, 2017 and expires in 2030, covers the use of sparsentan for treating glomerulosclerosis, including FSGS. U.S. Patent No. 9,993,461, to which we also have an exclusive license and which was granted on June 12, 2018 and expires in 2030, covers the use of sparsentan for treating IgAN as well as glomerulosclerosis, including FSGS. While we have additional pending U.S. and foreign patent applications directed to sparsentan and its uses, there is no guarantee that any pending or future patent applications will result in issued patents, issue on a timeline that provides material protection, or, if issued, contain claims of commercially meaningful scope.
For products we develop based on a new chemical entity not previously approved by the FDA, we expect that in addition to the protection afforded by our patent filings that we will be able to obtain five years regulatory exclusivity via the provisions of the Food, Drug, and Cosmetic Act ("FDC Act") and possibly seven years regulatory exclusivity via the orphan drug provisions of the FDC Act. In the case of sparsentan, the periods of regulatory exclusivity may, if certain conditions are satisfied, be extended by six months on the basis of pediatric exclusivity, thereby resulting in exclusivity periods of 5.5 years and 7.5 years, respectively. In addition, companies may be able to obtain up to five years patent term extension (to compensate for regulatory approval delay) for one patent covering such a product for its FDA-approved use. Such a patent, like the periods of regulatory exclusivity, also may be extended by a further six months on the basis of pediatric exclusivity if certain conditions are satisfied. While we have filed an application for patent term extension of U.S. Patent No. 9,993,461, and subsequently filed a supplement to this application to reflect the FDA -determined regulatory review period for sparsentan, which, if granted could extend the term of U.S. Patent No. 9,993,461 to January 2033, there is no guarantee that such patent term extension will be granted to such date, or at all. In addition, while we intend to seek pediatric exclusivity for FILSPARI based on our ongoing development efforts, which, if granted, could extend the term of such patent by an additional six months, the granting of pediatric exclusivity requires a series of regulatory interactions to reach agreement with the FDA, and there is no guarantee that our pediatric development efforts will support a path to pediatric exclusivity or that pediatric exclusivity will be granted by the FDA on a timeline that confers benefit on the term of patent coverage or regulatory exclusivity for FILSPARI, or at all.
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to PPACA marketplace exchange enrollment and declines to extend the PPACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect until 2032 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
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
In addition, in the EU, in April 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. In April 2024, the Parliament adopted its related position and on 4 June 2025 the European Council agreed on its position. The Council, the Parliament and the European Commission have begun trilogue negotiations with a view to reaching an agreement on the package. A decrease in data and market exclusivity opportunities for our product candidates in the EU could make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.
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
In addition, the current administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, Center for Medicare and Medicaid Services (“CMS”) and related agencies and has made significant staff reductions at the FDA and other agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include for example, (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing MFN pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study evaluating pegtibatinase for the treatment of classical homocystinuria (HCU). The voluntary enrollment pause enables us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the recent scale-up process. While we have made process improvements and have manufactured material at the larger scale, and while we are engaging with regulatory authorities with a goal to restart enrollment in the Phase 3 HARMONY Study in 2026, there is no guarantee that regulators will agree with our assessment or that the Phase 3 HARMONY Study will resume on the anticipated timeline or be successful. In addition, external factors including supply chain risks, geopolitical factors, and matters related to the staffing, resources and prioritization at the FDA and other government agencies, among others, could have impacts on our anticipated timeline.
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
Materials necessary to manufacture our products and product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products and product candidates.*
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our nonclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, inflation and global supply chain disruptions, as well as past disruptions related to COVID-19 and potential future disruptions related to a future health epidemic or pandemic, wars, armed conflicts, tariffs and global geopolitical tension, including between the U.S. and China, have had and may continue to have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Changes in legislation could potentially impact our ability to secure the materials we need for our products and product candidates. For example, the U.S. Senate passed a bill in October 2025 that could restrict business with Chinese biotech companies. If this bill becomes law, or if other new laws or regulations prohibiting us from dealing with suppliers in China, we may have to find alternative suppliers and our ability to secure the materials we need on our planned timelines could be adversely impacted. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our nonclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, in 2021 a membrane used in pegtibatinase drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing processes. Additionally, in September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study to enable us to work to address necessary process improvements in manufacturing scale-up to support commercial scale manufacturing as well as full enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the initial scale-up process. From time to time we continue to, and may in the future, face supply challenges or shortages of other materials necessary to manufacture pegtibatinase or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.
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
•debt service obligations on the 2029 Notes;
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
In October 2025, our partner Renalys announced that it has entered into a definitive stock purchase agreement with Chugai Pharmaceutical Co., Ltd. (“Chugai”) pursuant to which, upon the closing of the transaction, Chugai will acquire full ownership of Renalys and will gain exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. If and when the closing occurs, Travere will be entitled to receive a portion of the upfront payment as a minority shareholder in Renalys, and will also be eligible to receive future payments upon the achievement of specified regulatory milestones for sparsentan and royalties on net sales in Japan, South Korea, and Taiwan. There is no guarantee that the transaction will close on the anticipated timeline, or at all, or that we will receive any or all of the consideration that is due upon closing or tied to the regulatory milestones or net sales.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we have not in the past and may not in the future be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Despite our efforts, there can be no assurance that these vulnerability mitigation measures will be effective. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we have experienced, and may in the future experience, delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. If exploited, certain vulnerabilities can result in a security incident. We have experienced, and may in the future experience, security incidents involving our systems and the systems of third parties with whom we conduct business. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
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
The U.S. government recently enacted the OBBBA, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including beginning on October 1, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have been significant staff reductions at the FDA and other agencies, some of which are or may be subject to legal challenges. If a prolonged government shutdown occurs, or if the FDA or EDA experience resource constraints, it could significantly impact the ability of the applicable regulatory agency to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Comparable considerations may be applicable in relation to foreign regulatory authorities.
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
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation, and such changes were laid before Parliament on December 12, 2024. and signed into law on April 11, 2025. The changes include risk-proportionate regulation of clinical trials, with low-risk trials able to receive faster approval through automatic authorisation, a streamlined approval process that integrates both regulatory and ethics committee approvals, leading to a single UK decision for clinical trials, and new legal obligations mandating the registration of clinical trials in public registries and the publication of trial results within 12 months of trial conclusion.
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
Risks Related to our Indebtedness and Investments
Our indebtedness could adversely affect our financial condition.*
As of the end of the period covered by this report, we had approximately $316 million of total debt outstanding, all of which is classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
Our indebtedness pursuant to the 2029 Notes could have important consequences. For example, it could:
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
We expect to use cash flow from operations and outside financings to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not generate sufficient cash from operations, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the 2029 Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness may limit our ability to pursue any of these alternatives. In addition, we may from time to time seek to retire or purchase our outstanding debt, including the 2029 Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.

We may be unable to raise the funds necessary to repurchase the 2029 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2029 Notes or pay cash upon their conversion.*
Noteholders may require us to repurchase their 2029 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon conversion, we would satisfy part or all of our conversion obligation in cash unless we elected to settle conversions solely in shares of our common stock.
We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2029 Notes or pay the cash amounts due upon conversion of the 2029 Notes. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the 2029 Notes or pay the cash amounts due upon conversion of the 2029 Notes. Our failure to repurchase the 2029 Notes or to pay the cash amounts due upon conversion of the 2029 Notes when required will constitute a default under the base and supplemental indentures that govern the 2029 Notes, which we refer to collectively as the “indenture.” We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2029 Notes.
A default under the 2029 Notes may have a material adverse effect on our financial condition.*
If an event of default under the 2029 Notes occurs, the principal amount of the 2029 Notes, as applicable, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions set forth in the indenture governing such notes. Events of default include, but are not limited to:
•failure to pay (for more than 30 days) interest when due;
•failure to pay principal when due;
•failure to deliver shares of common stock upon conversion of a 2029 Note;
•failure to provide notice of a fundamental change;
•acceleration on our other indebtedness in excess of $10 million (other than indebtedness that is non-recourse to us); or
•certain types of bankruptcy or insolvency involving us.
Accordingly, the occurrence of a default under the 2029 Notes, unless cured or waived, may have a material adverse effect on our results of operations.
Provisions of the 2029 Notes could discourage an acquisition of us by a third party.*
Certain provisions of the 2029 Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the 2029 Notes will have the right, at their option, to require us to repurchase all of their 2029 Notes or any portion of the principal amount of such Notes in integral multiples of $1,000. We may also be required to increase the conversion rate for conversions in connection with certain fundamental changes.
Conversion of the Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their 2029 Notes.*
To the extent we issue shares of common stock upon conversion of the 2029 Notes, the conversion of some or all of the 2029 Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of the common stock issuable upon such conversion could adversely affect prevailing market prices of shares of our common stock. In addition, the existence of the 2029 Notes may encourage short selling by market participants because the conversion of the 2029 Notes could depress the price of shares of our common stock.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Date: October 30, 2025	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric Dube
		Name:	Eric Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer