Form 10-K
period 2025-12-31
Travere Therapeutics, Inc.
filed 2026-02-19
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           ☑ Yes    ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           ☐ Yes    ☑  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,309,524,306.
The number of shares of outstanding common stock, par value $0.0001 per share, of the registrant as of February 13, 2026 was 92,241,550.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain information contained in this Annual Report on Form 10-K of Travere Therapeutics, Inc., a Delaware corporation (the “Company”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company's management and is subject to its interpretation of what are believed to be significant factors affecting the Company's business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:
•the estimated prevalence and/or addressable patient populations for FILSPARI® (sparsentan) in Immunoglobulin A nephropathy ("IgAN");
•the estimated prevalence and/or addressable patient populations related to our other products and products in development;
•expectations regarding our pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical homocystinuria ("HCU"), including expectations regarding timing and the outcome thereof;
•expectations regarding the potential for sparsentan in focal segmental glomerulosclerosis ("FSGS") and related matters, including an anticipated new Prescription Drug User Fee Act ("PDUFA") target action date of April 13, 2026 for our supplemental new drug application ("sNDA") for FSGS;
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
•Healthcare reform initiatives, unfavorable pricing regulations and changes in reimbursement practices of third-party payers or patients' access to insurance coverage could affect the pricing of and demand for our products.
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
In September 2024, the U.S. Food and Drug Administration ("FDA") granted full approval to our lead development program, FILSPARI (sparsentan), which is indicated to slow kidney function decline in adults with primary Immunoglobulin A nephropathy ("IgAN") who are at risk of disease progression. IgAN is a rare progressive kidney disease and the most common type of primary glomerulonephritis worldwide. FILSPARI had previously been granted accelerated approval for IgAN in February 2023 based on the surrogate marker of proteinuria. Full approval was based on positive long-term confirmatory results from the PROTECT Study demonstrating that FILSPARI significantly slowed kidney function decline over two years compared to irbesartan.
Sparsentan is also in late-stage development for focal segmental glomerulosclerosis ("FSGS"). FSGS is a rare kidney disease and leading cause of kidney failure with no approved treatment options. In February 2025, we announced that we had completed a Type C meeting with the FDA and in March 2025, we announced that we had submitted an sNDA to the FDA seeking traditional approval of FILSPARI for the treatment of FSGS. In May 2025, we announced that the FDA accepted the sNDA, assigned a PDUFA target action date of January 13, 2026, and initially indicated that it planned to hold an advisory committee meeting to discuss the application. In September 2025, following further review of the sNDA, the FDA informed us that an advisory committee meeting was no longer needed. In January 2026, we announced that the FDA extended the review timeline for the sNDA, and the new PDUFA target action date is April 13, 2026. The extension followed the recent submission of responses requested by the FDA to further characterize the clinical benefit of FILSPARI. The FDA determined that the additional responses constituted a Major Amendment to the sNDA and extended the action date accordingly. The sNDA remains under review by the FDA with a PDUFA target action date of April 13, 2026.
We are also advancing pegtibatinase, a novel investigational enzyme replacement therapy for the treatment of HCU, a genetic disorder caused by a deficiency in a pivotal enzyme essential to the body. We are conducting a pivotal Phase 3 study to support the potential approval of pegtibatinase as the first disease modifying therapy for HCU. In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause enabled us to address necessary process improvements in manufacturing scale-up to support initial commercial scale manufacturing as well as full enrollment in the HARMONY Study. Following further optimization of the manufacturing process in 2025, we restarted enrollment activities for the pivotal Phase 3 HARMONY Study in the first quarter of 2026.
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

1
On September 5, 2024, the FDA granted full approval of FILSPARI® (sparsentan) to slow kidney function decline in adults with primary IgAN who are at risk of disease progression. FILSPARI had previously been granted accelerated approval for IgAN in February 2023.

2	In May 2025, we announced that the FDA accepted our sNDA for traditional approval of FILSPARI for the treatment of FSGS and assigned a PDUFA target action date of January 13, 2026. In January 2026, we announced that the FDA extended the review timeline for the sNDA and the new PDUFA target action date is April 13, 2026.
3	Following a voluntary pause in enrollment, we restarted enrollment activities for the pivotal Phase 3 HARMONY Study in the first quarter of 2026.

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
The two-year efficacy data contained in the FDA-approved label is a modified intention to treat ("ITT") analysis and evaluates data from all patients regardless of treatment discontinuation. In the final analysis of the 404 randomized patients, FILSPARI significantly reduced the rate of decline in kidney function from baseline to Week 110 compared to irbesartan. In the ITT analysis included in the label, the mean eGFR slope from baseline to Week 110 was -3.0 mL/min/1.73 m2/year for FILSPARI and -4.2 mL/min/1.73 m2/year for irbesartan, corresponding to a statistically significant treatment effect of 1.2 mL/ min/1.73 m2/year (p=0.0168). The positive treatment effects on proteinuria compared to the active control irbesartan that were observed at Week 36 were durable out to the two-year measurement period. Additional results from the PROTECT Study demonstrated the benefit of FILSPARI on absolute eGFR accrued over time and by Week 110 resulted in a 3.8 mL/min/1.73 m2 difference in the mean change from baseline between FILSPARI and irbesartan.
Results from the PROTECT Study showed that FILSPARI was well tolerated with a clearly defined safety profile that has been consistent across all clinical trials conducted to date.
FILSPARI is a dual endothelin angiotensin receptor antagonist ("DEARA"). Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. FILSPARI has been granted seven years of Orphan Drug Exclusivity in the U.S. (running from the date of accelerated approval) for the reduction of proteinuria in adults with primary IgAN at risk of rapid disease progression, and has been granted a separate seven years of Orphan Drug Exclusivity in the U.S. (running from the date of full approval) to slow kidney function decline in adults with primary IgAN who are at risk for disease progression, excluding the use provided for in the aforementioned Orphan Drug Exclusivity granted in connection with the accelerated approval.
IgAN is characterized by hematuria, proteinuria, and variable rates of progressive renal failure. With an estimated prevalence of up to 150,000 people in the United States and greater numbers in Europe and Asia, IgAN is the most common primary glomerular disease. Most patients are diagnosed between the ages of 16 and 35, with up to 40% progressing to kidney failure within 15 years. FILSPARI was the first non-immunosuppressive therapy approved for IgAN and is the only oral, once-daily, non-immunosuppressive therapy approved for this condition that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression (endothelin-1 and angiotensin II). We estimate more than 70,000 patients in the United States to be addressable under FILSPARI's full approval indication.
Data to support the approval of FILSPARI was generated from the Phase 3 PROTECT Study, the largest head-to-head interventional study to date in IgAN. It is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial that evaluated the safety and efficacy of 400mg of sparsentan, compared to 300mg of irbesartan, in 404 patients ages 18 years and up with IgAN and persistent proteinuria despite available angiotensin converting enzyme ("ACE") inhibitor or angiotensin receptor blockers ("ARB") therapy, and is currently ongoing in the open label extension phase of the study.
FILSPARI is available only through a risk evaluation and mitigation strategy ("REMS") approved by the FDA for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists. Initially, as part of the liver monitoring REMS, monthly monitoring of each patient was required for the first year a patient was on treatment, and quarterly thereafter. In August 2025, the FDA approved updated REMS labeling, reducing the frequency of liver monitoring to every three months from the onset of treatment and also removing the embryo-fetal toxicity monitoring requirement from the REMS.
In April 2024, we and our partner CSL Vifor announced that the European Commission had granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ("UPCR") ≥0.75 g/g), and in April 2025, we and CSL Vifor announced that the European Commission had converted the CMA into a standard marketing authorization (“MA”) for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or UPCR ≥0.75 g/g). The MA was granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. As a result of the standard MA approval, we received a regulatory milestone payment of $17.5 million in May 2025 under the terms of the License Agreement. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, we and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or UPCR ≥0.75 g/g). In April 2025, the Medicines and Healthcare products Regulatory Agency ("MHRA") in the UK converted its conditional approval of FILSPARI in IgAN to standard approval. In the fourth quarter of 2025, we received a $40.0 million market access milestone payment from CSL Vifor.

In January 2024, we announced our entry into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy as of November 27, 2024. In the fourth quarter of 2025, Renalys announced positive topline results from its Phase 3 study of sparsentan in Japanese patients with IgAN. Renalys has also announced that it has reached an agreement with the Pharmaceuticals and Medical Devices Agency ("PMDA") regarding development plans for two other Phase 3 clinical trials of sparsentan, one investigating the use of sparsentan in FSGS and the other in Alport syndrome, in Japan. In the fourth quarter of 2025, Renalys was acquired by and merged into Chugai Pharmaceutical Co., Ltd. (“Chugai”). Through the acquisition, Chugai gained exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. As a minority shareholder in Renalys, we received $10.2 million at the closing of the transaction, and we are also eligible to receive multiple milestones according to the progress of sparsentan regulatory approval, and consideration linked to sparsentan's net sales in the applicable territory. Under the terms of the licensing agreement, Chugai is responsible for development, regulatory matters, and commercialization in the licensed territories. Chugai plans to file for the regulatory approval for sparsentan in Japan in 2026.
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan has been granted Orphan Drug Designation for the treatment of FSGS in the U.S. and the EEA.
FSGS is a leading cause of kidney failure and nephrotic syndrome. There are currently no FDA-approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe. We believe that there are up to 30,000 FSGS patients in the United States that are potentially addressable with FILSPARI, if approved.
In 2016, we generated positive data from our Phase 2 DUET study in FSGS. In 2018, we announced the initiation of the Phase 3 clinical trial designed to serve as the basis for an NDA and MAA filing for sparsentan for the treatment of FSGS (the "DUPLEX Study"). The DUPLEX Study is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial evaluating the safety and efficacy of sparsentan in 371 patients. The DUPLEX Study protocol provided for an unblinded analysis of at least 190 patients to be performed after 36 weeks of treatment to evaluate the interim efficacy endpoint - the proportion of patients achieving a FSGS partial remission of proteinuria endpoint ("FPRE"), which is defined as UPCR ≤1.5 g/g and a >40% reduction in UPCR from baseline, at week 36. In February 2021, we announced that the ongoing Phase 3 DUPLEX Study achieved its pre-specified interim FSGS partial remission of proteinuria endpoint following the 36-week interim period. After 36 weeks of treatment, 42.0 percent of patients receiving sparsentan achieved FPRE, compared to 26.0 percent of irbesartan-treated patients (p=0.0094). Following engagement with the FDA on the interim proteinuria analysis and a subsequent eGFR data-cut, we elected to forego the previously planned submission for accelerated approval and pursue a potential traditional approval upon completion of the DUPLEX Study.
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
In December 2023, we announced that we had completed a planned Type C meeting with the FDA to discuss results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. The FDA acknowledged the work being done by the larger nephrology community to better understand proteinuria and eGFR as endpoints in clinical trials of FSGS and indicated a willingness to continue to engage with us on a potential path forward for sparsentan in FSGS following our consideration of additional evidence. Subsequently, a collaborative international effort referred to as the PARASOL project was initiated with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. The PARASOL project is led by several patient advocacy organizations focused on glomerular diseases, with participation from regulators and industry representatives. The principal finding from PARASOL was that in FSGS, reduction in proteinuria over 24 months is strongly associated with a reduction in the risk of kidney failure, and responder definitions based on thresholds of proteinuria are both biologically plausible and strongly supported by epidemiological data. Following the PARASOL public workshop in the fourth quarter of 2024, in which a multi-stakeholder group of rare kidney disease experts aligned around a potential proteinuria-based clinical trial endpoint for FSGS, we scheduled a Type C meeting with the FDA to discuss a potential regulatory pathway for a sparsentan FSGS indication. In February 2025, we announced that we had completed a Type C meeting with the FDA and in March 2025, we announced that we had submitted an sNDA to the FDA seeking traditional approval of FILSPARI for the treatment of FSGS. In May 2025, we announced that the FDA accepted the sNDA, assigned a PDUFA target action date of January 13, 2026, and initially indicated that it planned to hold an advisory committee meeting to discuss the application. In September 2025, following further review of the sNDA, the FDA informed us that an advisory committee meeting was no longer needed. In January 2026, we announced that the FDA extended the review timeline of the sNDA, and that the new PDUFA target action date is April 13, 2026. The extension followed the recent submission of responses requested by the FDA to further characterize the clinical benefit of FILSPARI. The FDA determined that the additional responses constituted a Major Amendment to the sNDA and extended the action date accordingly. The sNDA remains under review by the FDA with a PDUFA target action date of April 13, 2026.
The sNDA is supported by two of the largest and most rigorous head-to-head interventional studies conducted to date in FSGS, the Phase 3 DUPLEX Study and the Phase 2 DUET Study. In these studies, FILSPARI demonstrated rapid, superior and sustained reductions in proteinuria when compared with maximum labeled dose irbesartan across adult and pediatric patients. As published in the New England Journal of Medicine, DUPLEX showed statistically significant and clinically meaningful proteinuria remission at 36 weeks that was durable through 2 years. The treatment effect of FILSPARI strengthened at more stringent thresholds down to complete remission. Patients who achieved partial or complete proteinuria remission in the DUPLEX Study, irrespective of the treatment arm, had a 67% to 77% lower risk of kidney failure, respectively. The results from these studies are in alignment with the findings of the independent PARASOL workgroup that support the importance of proteinuria in FSGS. If approved, FILSPARI could become the first and only FDA-approved medicine indicated for FSGS.
Together with CSL Vifor and Chugai, we continue to evaluate the potential for a regulatory pathway forward for sparsentan in FSGS in Europe and Japan.
Under the terms of our exclusive license to CSL Vifor, CSL Vifor is responsible for all commercialization activities in its licensed territories. We remain responsible for the clinical development of sparsentan in the applicable territories. If sparsentan receives marketing authorization in any of the territories covered by the exclusive license to Chugai, Chugai will be responsible for all development, regulatory matters, and commercialization activities in such licensed territories. We will retain all rights to sparsentan in the United States and rest of world outside of the territories licensed to CSL Vifor and Chugai, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada and/or Mexico.
Pegtibatinase
Pegtibatinase is a novel investigational human enzyme replacement candidate being evaluated for the treatment of classical HCU. Classical HCU is a rare metabolic disorder characterized by elevated levels of plasma homocysteine that can lead to vision, skeletal, circulatory and central nervous system complications. We estimate that there are approximately 7,000 to 10,000 addressable HCU patients globally. Pegtibatinase has been granted Rare Pediatric Disease, Fast Track and Breakthrough Therapy designations by the FDA, as well as orphan drug designation in the United States and European Union.
In December 2021, we announced positive topline results from the Phase 1/2 COMPOSE Study, a double blind, randomized, placebo-controlled dose escalation study to assess its safety, tolerability, pharmacokinetics, pharmacodynamics and clinical effects in patients with classical HCU. Pegtibatinase demonstrated dose-dependent reductions in total homocysteine ("tHcy") during the 12 weeks of treatment, and in the highest dose cohort to date evaluating 1.5 mg/kg of pegtibatinase twice weekly ("BIW"), treatment with pegtibatinase resulted in rapid and sustained reductions in tHcy through 12 weeks of treatment, including a 55.1% mean relative reduction in tHcy from baseline as well as maintenance of tHcy below a clinically meaningful threshold of 100 μmol. Additionally, in a dose-dependent manner in the study to date, methionine levels were substantially reduced and cystathionine levels were substantially elevated following treatment with pegtibatinase, suggesting that pegtibatinase acts in a manner similar to the native CBS enzyme.
In May 2023, we announced positive topline results from the sixth cohort of the Phase 1/2 COMPOSE Study, which was initiated to inform and refine formulation work for future development and commercial purposes and to further evaluate the dose response curve for pegtibatinase, and to further inform our pivotal development program to ultimately support potential approval of pegtibatinase for the treatment of HCU. In this cohort, five patients were randomized in a blinded fashion to receive 2.5 mg/kg of lyophilized pegtibatinase or placebo BIW, with four patients assigned to the treatment group. In this highest dose cohort to date, treatment with pegtibatinase resulted in rapid and sustained reductions in tHcy, with a 67.1% mean relative reduction in tHcy from baseline, as well as maintenance of mean tHcy below the clinically meaningful threshold of 100 μmol, over weeks 6 to 12. In the double-blind period, pegtibatinase was generally well-tolerated, with no discontinuations due to treatment-related adverse events.
In December 2023, we initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce tHcy levels. In the beginning of 2024, the first patients were dosed in the HARMONY Study.
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the initial scale-up process, and it enabled us to address necessary process improvements in manufacturing scale-up to support initial commercial scale manufacturing as well as full enrollment in the HARMONY Study. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials in which they are participating. Following further optimization of the manufacturing process in 2025, we restarted enrollment activities for the pivotal Phase 3 HARMONY Study in the first quarter of 2026.
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
Sale of Bile Acid Product Portfolio
On July 16, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. ("Mirum Pharmaceuticals" or “Mirum”), pursuant to which Mirum agreed to purchase substantially all of the assets primarily related to our business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”). This transaction was consummated on August 31, 2023. A portion of the consideration for the sale is in the form of potential milestone payments that only become payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Products. Mirum achieved the first such milestone based on its annual net sales in 2025, we recognized a milestone of $25.0 million during 2025, and expect to receive payment in the second quarter of 2026, as a result of such achievement.
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
FILSPARI/Sparsentan
IgAN
On September 5, 2024, the FDA granted full approval of FILSPARI to slow kidney function decline in adults with primary IgAN who are at risk of disease progression. FILSPARI is the only oral, once-daily, non-immunosuppressive medication that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression (endothelin-1 and angiotensin II). FILSPARI had previously been granted accelerated approval in February 2023 based on the surrogate marker of proteinuria. Full approval was based on positive long-term confirmatory results from the PROTECT Study demonstrating that FILSPARI significantly slowed kidney function decline over two years compared to irbesartan. In April 2024, the

European Commission granted CMA for FILSPARI and in April 2025, the European Commission converted the CMA into a standard MA for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or UPCR ≥0.75 g/g). The MA was granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, the Company and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or UPCR ≥0.75 g/g). In April 2025, the MHRA in the UK converted its conditional approval of FILSPARI in IgAN to standard approval.
The IgAN treatment landscape is evolving rapidly. Historically, traditional standard of care has been centered on renin-angiotensin system ("RAS") blockade, with immunosuppressive therapies used selectively in certain higher-risk patients.
In 2025, Kidney Disease Improving Global Outcomes (“KDIGO”) published updated guideline recommendations for the treatment of IgAN. The updated KDIGO guidelines suggest FILSPARI as a foundational kidney-targeted therapy for IgAN patients who are at risk of progressive kidney function loss and advocate for lowering targeted proteinuria levels for all IgAN patients to under 0.5 g/day, or ideally under 0.3 g/day, where achievable.
The updated guidelines provide a high-level treatment framework that recognizes immune-mediated disease activity and progressive kidney damage as key contributors to kidney function decline in IgAN. The guidelines emphasize that patients with IgAN who are at risk of progressive loss of kidney function, defined as patients with proteinuria of ≥0.5 g/day, should receive early, risk-appropriate treatment approaches that both target kidney injury already present and address immune-mediated disease drivers. Under the current framework, these two categories of treatment are viewed as complementary, with treatment sequencing and selection individualized based on patient risk, disease characteristics, and therapy availability.
On the kidney-targeted side, recent clinical guidance and emerging evidence support the use of foundational kidney-targeted therapies, such as optimized RAS inhibition or FILSPARI as a DEARA, as well as sodium-glucose cotransporter-2 (“SGLT2”) inhibitors which can be used in combination with the foregoing therapies, as appropriate. Recent clinical guidance and emerging evidence support the need for foundational kidney-targeted therapy to manage the consequences of IgAN-induced kidney damage, including glomerular hyperfiltration, persistent proteinuria, tubulointerstitial injury, and progressive decline in kidney function. Therapies in this category are positioned as long-term treatments. FILSPARI is the only therapy to date to demonstrate a statistically significant slowing of kidney function decline in a Phase 3 study compared to an active, maximally titrated RAS inhibitor.
Other kidney-targeted agents under clinical development include Novartis’s atrasentan (Vanrafia), an endothelin receptor antagonist indicated to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, generally defined as a UPCR ≥1.5 g/g, which is currently approved under the FDA’s accelerated approval pathway. Based on publicly available information, confirmatory Phase 3 data for atrasentan are expected to begin reporting in 2026.
In addition to kidney-targeted therapies, there are several therapies that are approved or in development that target the upstream immunopathogenesis of IgAN. Approved immune-targeted therapies include targeted-release budesonide, such as Calliditas’s Tarpeyo, which has received full regulatory approval in the United States. Systemic corticosteroids remain used in clinical practice in selected patients, including under guideline-described regimens.
There is also a growing group of novel immune-targeted therapies that have received regulatory approval under accelerated approval pathways or are in late-stage clinical development. These include APRIL- and BAFF-pathway inhibitors designed to modulate pathogenic IgA production, such as Otsuka’s sibeprenlimab (Voyxact), which has received accelerated approval, as well as Vera Therapeutics’ atacicept, telitacicept (licensed to Vor Bio outside Greater China), Vertex’s povetacicept, and Novartis’s zigakibart, all of which are currently in late-stage clinical development.
Additional upstream immune-targeted approaches include complement pathway inhibitors, such as Novartis’s iptacopan (Fabhalta), which has received accelerated approval, and sefaxersen (Roche/Ionis), which is in late-stage clinical development. Terminal complement inhibitors, such as Alexion’s ravulizumab (Ultomiris), and plasma cell-directed therapies, such as Biogen’s felzartamab and Takeda’s mezagitamab, are also currently being evaluated in late-stage (Phase 3) IgAN studies, along with other B-cell- or plasma cell-directed therapies that remain under investigation.
From 2021 to 2024, there were global regulatory label expansions of two SGLT2 inhibitors—AstraZeneca’s Farxiga/Forxiga and Boehringer Ingelheim and Eli Lilly’s Jardiance—into chronic kidney disease ("CKD"), positioning this class as a potential background or complementary therapy to sparsentan in the treatment of IgAN and/or FSGS. Additionally, although patients diagnosed with IgAN are not included in the approved label and were not enrolled in the initial pivotal studies, Bayer’s non-steroidal mineralocorticoid receptor antagonist, Kerendia, could potentially be used in patients with diabetic kidney disease and concurrent IgAN and is currently being studied in patients with CKD without diabetes.
Finally, there are endothelin receptor antagonists ("ERAs") developed for CKD-related conditions that could potentially be used, if approved in CKD patients without a specific IgAN diagnosis. Idorsia Pharmaceuticals’ aprocitentan (branded as Tryvio in the United States and Jeraygo in Europe) was approved for the treatment of resistant hypertension by the FDA and the European Medicines Agency in March 2024 and June 2024, respectively; the pivotal study enrolled patients with resistant hypertension, including those with Stage 3 and Stage 4 CKD. In November 2023, AstraZeneca initiated a registrational fixed-dose combination study of zibotentan and Farxiga in CKD patients with high proteinuria. Patients with IgAN are not excluded from the study, and primary completion is anticipated in 2027.

FSGS
Currently, there are no products approved by the FDA or the European Commission that are indicated for the treatment of FSGS. The current standard of care for FSGS includes steroids, ACE/ARBs, calcineurin inhibitors, dialysis, and renal transplant. Moreover, as an adjuvant apheresis device which works to remove lipoproteins from blood, the Liposorber® LA-15 System (Kaneka Pharma America LLC) is FDA-approved for the treatment of adult and pediatric patients with Nephrotic Syndrome associated with primary FSGS when standard options are unsuccessful or post-transplant with FSGS recurrence. A post-approval study with this device is ongoing.
Dimerix is conducting a Phase 3 study of its CCR2 blocker DMX-200 in adult patients with FSGS, including primary, genetic, and undetermined causes, with an independent adolescent cohort also being evaluated. Boehringer Ingelheim has announced plans to conduct a Phase 3 study with BI 764198 (TRPC6 inhibitor) in adults and adolescent primary FSGS patients and FSGS patients with a TRPC6 gene mutation. Apellis Pharmaceuticals is conducting a dedicated sequential Phase 2/3 study in adults, followed by adolescents, with FSGS.
Additionally, Vertex Pharmaceuticals is conducting the Phase 3 portion of their Phase 2/3 study in adult and pediatric patients with APOL1-mediated kidney disease, which can include a subset of FSGS patients with known APOL1 mutations (G1/G1, G2/G2, or G1/G2). Based on publicly available information, interim data is expected in 2026. There are currently two other clinical stage APOL1 programs in development: Maze Therapeutics’ MZE829 and AstraZeneca/Ionis’ AZD2373 (an APOL1-targeting antisense oligonucleotide).
Based on public sources, several other companies have programs in clinical and/or pre-clinical development for the treatment of FSGS or related conditions, including, among others, the following Phase 2 and 3 programs: Vera Therapeutics (atacicept), Novartis (atrasentan), Sanofi (frexalimab, rilzabrutinib, brivekimig), Akebia (praliciguat). In addition to its FSGS program, Apellis Pharmaceuticals’ pegcetacoplan is in a Phase 3 trial for other rare glomerular diseases (C3G/IC-MPGN).
Pegtibatinase
Current treatment options for homocystinuria ("HCU") are limited to protein-restricted diet and supplemental use of vitamin B6 and betaine.
According to public sources, Syntis Bio, Inc. has two pre-clinical development programs for a microbiome therapy for the management of HCU. Additionally, in July 2024, Innorna announced that they received FDA’s Rare Pediatric Disease Designation for IN022 (pre-clinical) for the treatment of HCU.
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

As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through December 31, 2025, we have capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the Ligand License Agreement, we are obligated to pay Ligand (and Bristol-Myers Squibb Company ("BMS")) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the years ended December 31, 2025 and 2024, we capitalized $54.3 million and $20.3 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI.
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
Mission License Agreement
In 2014, we entered into a license agreement with Mission Pharmacal ("Mission"), pursuant to which we obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola ("Mission License Agreement"). Under the terms of the Mission License Agreement, as subsequently amended, which runs through May 2029, we are obligated to pay to Mission, the greater of $2.1 million, representing the guaranteed minimum royalty, or 20%, of our Thiola net sales generated globally during each calendar year.
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
FILSPARI
As of December 31, 2025, our patent portfolio for FILSPARI (sparsentan) was comprised of six distinct patent families, one of which is exclusively licensed from Ligand (the “Ligand patent family”). The other five patent families are owned by Travere (the "Travere patent families"). We previously had one additional licensed patent family related to sparsentan that was owned by BMS, exclusively licensed to Ligand and sub-licensed to us by Ligand. However, the BMS patent family expired in 2019 and therefore is no longer in force.
The Ligand patent family is directed to methods of using sparsentan in the treatment of various diseases, including glomerulosclerosis and IgAN. As of December 31, 2025, this patent family included two U.S. patents (U.S. Patent No. 9,662,312, which we refer to herein as the ‘312 patent, and U.S. Patent No. 9,993,461, which we refer to herein as the ‘461 patent), a pending U.S. application, two European patents (European Patent No. EP2732818, which we refer to herein as the European ‘818 patent, and European Patent No. EP3222277, which we refer to herein as the European ‘277 patent), a pending European application, and two granted Hong Kong patents. The ‘312 patent and the European ‘818 patent claim the use of sparsentan for treating glomerulosclerosis. The ‘461 patent and the European '277 patent each claim both the use of sparsentan for treating glomerulosclerosis and the use of sparsentan for treating IgAN. The U.S. and foreign patents in this patent family have a stated expiration date in March 2030, which may potentially be extended in the United States via a pending patent term extension application. In November 2020, a third party filed an opposition to the European ‘277 patent in the European Patent Office ("EPO"). While we are vigorously defending the European '277 patent against the opposition, there is no guarantee that we will be successful in doing so. If we were to be unsuccessful in doing so, we would expect to rely on the data and/or marketing exclusivity that may be available in the EU, as described below under “Regulatory Exclusivity.”
The first Travere patent family is directed to methods of using sparsentan in the treatment of various kidney diseases, including FSGS and IgAN, e.g., by achieving a specified UPCR. As of December 31, 2025, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 10,864,197, which we refer to herein as the ‘197 patent) and issued patents and pending patent applications in the U.S., and in certain jurisdictions outside the U.S., including Australia, Brazil, Canada, China, the EPO, Hong Kong, Japan, Korea, New Zealand and South Africa. The ‘197 patent claims use of sparsentan for treating Alport syndrome and has a stated expiration date in October 2037. The pending patent claims in this patent family are directed at the use of sparsentan for treating FSGS and IgAN.
The second Travere patent family is directed to methods of using sparsentan for treating hearing loss associated with Alport syndrome. As of December 31, 2025, this patent family was comprised of a granted U.S. patent (U.S. Patent No. 11,207,299) and issued patents and pending patent applications in the U.S., and in certain jurisdictions outside the U.S., including Australia, Brazil, Canada, China, the EPO, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand and South Africa.
The third Travere patent family is comprised of a pending international patent application, related to methods of treating a kidney disease or disorder comprising sparsentan, and a SGLT2 inhibitor.
The fourth Travere patent family is comprised of a pending international patent application, related to methods of treating IgA mediated diseases or disorders comprising sparsentan as well as corresponding pending patent applications in the U.S. and in certain foreign jurisdictions.
The fifth Travere patent family is comprised of a pending international patent application, related to methods of treating IgA mediated kidney diseases or disorders comprising sparsentan.
In addition, we have filed pending U.S. provisional patent applications directed to additional methods of use of sparsentan. U.S. provisional patent applications are not published and may not result in issued patents unless we timely file corresponding non-provisional applications; accordingly, we do not include such provisional filings in the patent family count described above.
The U.S. and some countries outside the U.S. similarly offer forms of patent term extension or restoration. For example, Supplementary Protection Certificates are available to extend the life of a European patent up to an additional five years (subject to a 15-year cap from European Medicines Agency ("EMA") approval) and in Japan patent terms can be extended up to five years.
We have filed an application for patent term extension of the ‘461 patent, and subsequently filed a supplement to this application to reflect the FDA-determined regulatory review period for sparsentan, which, if granted, could extend the term of the ‘461 patent to January 2033. There is no guarantee that such patent term extension will be granted to such date, or at all. Patent term extensions or Supplemental Protection Certificates ("SPCs") also may be available in certain foreign jurisdictions upon regulatory approval.
In the EU, a CMA for FILSPARI was issued by the European Commission in April 2024 (the ”FILSPARI CMA”) and was converted into a standard MA by the European Commission in April 2025. Because there has been no prior European approval for FILSPARI, we and Vifor have obtained certain SPCs and are pursuing additional SPCs throughout the European Economic Area ("EEA") based on this FILSPARI CMA.
Likewise, it is possible, if sparsentan achieves regulatory approval elsewhere in the world, depending upon local law and regulation, patent term extensions or SPCs may be pursued in additional jurisdictions.
Pegtibatinase
As of December 31, 2025, our patent portfolio for pegtibatinase was comprised of six distinct patent families, which we obtained upon our acquisition of Orphan Technologies Limited (now Travere Therapeutics Switzerland GmbH). Orphan Technologies obtained the rights to the first five patent families under an exclusive license agreement with the University of Colorado, while the sixth patent family was owned by Orphan Technologies. The first three patent families are owned by the University of Colorado and exclusively licensed to Travere Therapeutics Switzerland GmbH (the “CU patent families”). The first CU patent family is directed to human cystathionine β-synthase variants and methods for their production, the second CU patent family is directed to methods of purifying human cystathionine β-synthase variants, and the third CU patent family is directed to compositions comprising human cystathionine β-synthase variants and methods of treating homocystinuria. The next two families are co-owned by the University of Colorado and Travere Therapeutics Switzerland GmbH, with the University of Colorado’s interest exclusively licensed to Travere Therapeutics Switzerland GmbH (the “co-owned patent families”). The first co-owned patent family is directed to methods of pegylating human cystathionine β-synthase variants, while the second co-owned patent family is directed to pharmaceutical formulations comprising pegylated human cystathionine β-synthase variants and their use in treating homocystinuria. Lastly, the sixth patent family is owned by Travere Therapeutics Switzerland GmbH (the “Travere patent family”). The Travere patent family is directed to methods for treating human cystathionine β-synthase deficiency in patients with elevated homocysteine levels.
Thiola
Our patent portfolio for Thiola is comprised of a patent family which is exclusively licensed from Mission Pharmacal (the “Mission patent family”). The Mission patent family is directed to a formulation of Thiola, known as Thiola EC. As of December 31, 2025, this patent family included a granted U.S. patent (U.S. Patent No. 11,458,104, which we refer to herein as the ‘104 patent). The '104 patent claims a method for treating cystinuria by administering a formulation of tiopronin with food.

Regulatory Exclusivity
If we obtain marketing approval for sparsentan for the treatment of FSGS in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory exclusivity for the approved therapy. In the United States, an FDA-approved therapy may be eligible to receive five years of new chemical entity ("NCE") exclusivity for the first FDA approval of a new chemical entity or, for drugs granted an orphan designation by the FDA, seven years of orphan drug exclusivity ("Orphan Drug Exclusivity" or "ODE"). In addition, both the five-year NCE period and the seven-year ODE period may be extended by six months if the FDA grants pediatric exclusivity, which generally requires that the FDA issue a written request for pediatric studies and that the sponsor submit satisfactory written reports of such studies. There can be no assurance that we will qualify for any such pediatric exclusivity.
Likewise, if we obtain marketing approval for pegtibatinase in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory exclusivity for the approved product. Pegtibatinase is a biologic product and therefore its application for approval would be via a biologic license application (“BLA”). In the United States, an FDA-approved biologic product may be eligible to receive twelve years of regulatory exclusivity. In addition, the twelve-year BLA exclusivity period may be extended by six months if the FDA grants pediatric exclusivity, which generally requires that the FDA issue a written request for pediatric studies and that we submit satisfactory written reports. There can be no assurance that we will qualify for any such pediatric exclusivity.
In the European Union and European Free Trade Association ("EFTA") countries, innovative medicinal products approved by the European Commission may receive eight years of data exclusivity and an additional two years of market exclusivity. The 10-year period of data and market exclusivity may extend to 11 years if, during the eight-year period of data exclusivity, the product receives marketing authorization for a second therapeutic that provides a significant clinical benefit in comparison to existing therapies. Additionally, upon approval by the European Commission, orphan drugs may receive 10 years of market exclusivity or, in the case of orphan drugs for which a pediatric investigational plan ("PIP") has been completed, 12 years of market exclusivity. This period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. The regulatory exclusivity periods run from the date of European Commission approval. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. In addition, future changes to EU legislation may affect the availability, scope, or duration of rights granted after such changes take effect. See “Government Regulation” below.
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
Trademarks
Our trademark portfolio includes both Travere-owned and Travere-licensed trademarks and is comprised of various U.S. and foreign registered trademarks and pending trademark applications relating to our company name and our commercial products (FILSPARI, Thiola, and Thiola EC).
More specifically, as of December 31, 2025, our trademark portfolio included registered U.S. and foreign trademarks for the wordmark “Travere Therapeutics” and its logo, registered U.S. and foreign trademarks relating to FILSPARI (sparsentan), registered U.S. trademarks for both the wordmark “TRAVERE TOTAL CARE”, and its logo, a registered trademark for both the wordmark “TOTAL CARE HUB” and its logo, and a registered trademark for “In Rare for Life”. In addition, under our license agreement with Mission we have an exclusive license to use Mission’s trademarks related to Thiola and Thiola EC, including three registered U.S. trademarks and one registered Canadian trademark for the mark “THIOLA”, and one registered U.S. trademark for the mark "Thiola EC", in the United States and Canada.
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
Sales, Marketing and Distribution
In 2025, we continued to utilize our specialty sales force to market our FDA-approved products in the U.S. Through our deep understanding of patient and healthcare provider needs, we believe we are able to:
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
Our U.S. commercial initiatives are designed to support patients living with rare diseases and clinicians treating these patients. We commercialize our products in the United States with a dedicated specialty sales force. Nephrologists are the primary call point for FILSPARI. The primary call points for Thiola and Thiola EC include urologists and nephrologists.
Our sales force is differentiated by its deep pharmaceutical experience and significant expertise in rare disease. Our commercial management and operations team similarly has extensive experience in pharmaceutical commercialization, particularly in specialty and rare disease markets.
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
We distribute FILSPARI in the United States through direct-to-patient pharmacies, and operate Travere TotalCare, pursuant to which we provide our comprehensive patient support services. This patient support program for FILSPARI in the United States provides services, assistance and resources that help patients understand IgAN, manage the insurance process, fill their prescriptions and initiate treatment.
We distribute our other products, Thiola and Thiola EC, through a direct-to-patient pharmacy that also provides our comprehensive patient support services in the United States. This patient support program includes a case-managed approach to patient education, insurance verification and reimbursement support, co-pay and other financial assistance for eligible patients, monitoring and support of adherence, and 24/7 access to pharmacist counseling.
In April 2024, we and CSL Vifor, with whom we entered into a license and collaboration agreement ("License Agreement") in September 2021, announced that the European Commission granted CMA for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or UPCR ≥0.75 g/g), and in April 2025, we and CSL Vifor announced that the European Commission had converted the CMA into a standard MA for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or UPCR ≥0.75 g/g). The MA was granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. As a result of the standard MA approval, we received a regulatory milestone payment of $17.5 million in May 2025 under the terms of the License Agreement. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, we and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or UPCR ≥0.75 g/g). In April 2025, the MHRA in the UK converted its conditional approval of FILSPARI in IgAN to standard approval. In the fourth quarter of 2025, we received a $40.0 million market access milestone payment from CSL Vifor.
In June 2025, the CSL Vifor License Agreement was amended in order to, among other things, expand the license to cover the following additional countries: Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates (collectively, the "Gulf Cooperation Council Countries"), and Brazil, Chile and Israel (together with Europe, Australia and New Zealand, the "CSL Vifor Licensed Territories") and to provide that the license rights to each additional country will revert to the Company if CSL Vifor does not take certain specified actions within specified timelines with respect to such country. CSL Vifor is responsible for all commercialization activities in the CSL Vifor Licensed Territories. CSL Vifor also has first right of negotiation to expand the licensed territories into Canada and/or Mexico.
In January 2024, we announced our entry into an exclusive licensing agreement with Renalys Pharma, Inc. to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy as of November 27, 2024. In the fourth quarter of 2025, Renalys announced positive topline results from its Phase 3 study of sparsentan in Japanese patients with IgAN. Renalys has also announced that it has reached an agreement with the PMDA regarding development plans for two other Phase 3 clinical trials of sparsentan, one investigating the use of sparsentan in FSGS and the other in Alport syndrome, in Japan. In the fourth quarter of 2025, Renalys was acquired by and merged into Chugai. Through the acquisition, Chugai gained exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. As a minority shareholder in Renalys, we received a portion of the upfront payment at the closing of the transaction, and we are also eligible to receive multiple milestones according to the progress of sparsentan regulatory approval, and consideration linked to sparsentan's net sales in the applicable territory. Under the terms of the licensing agreement, Chugai is responsible for development, regulatory matters, and commercialization in the licensed territories. Chugai plans to file for the regulatory approval for sparsentan in Japan in 2026.
Medical Affairs
We have a global Medical Affairs organization with teams located in the United States and Europe that supports scientific exchange, data dissemination, education, and evidence generation across therapeutic areas relevant to our pipeline and commercial products. Our Medical Affairs activities are designed to advance scientific understanding, support the appropriate use of our therapies, and engage external stakeholders. The responsibilities of our Medical Affairs personnel include execution and support of real-world evidence studies, scientific exchange with external stakeholders, medical communications through peer-reviewed publications and presentations at medical congresses, and providing medical information support to HCPs regarding our pipeline products and approved therapies. Medical Affairs also conducts scientific advisory boards to obtain insights from experts and practitioners and reviews and supports independent medical education grants and research on topics relevant to our products and associated disease states.
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
Government authorities and other third-party payers have and are developing methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. For example, the U.S. Department of Health and Human Services ("HHS") imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under

Medicare as part of the Medicare Drug Price Negotiation Program. Each year up 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Increasingly, third-party payers are requiring that therapeutic companies provide them with predetermined discounts/rebates from list prices as a condition of coverage, are using restrictive formularies and preferred therapy lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. Third party payers also are carefully evaluating the medical necessity and cost-effectiveness of medical products and services, in addition to a product's safety and efficacy, which may require us to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products. Further, no uniform policy requirement for coverage and reimbursement for therapies exists among third-party payers in the United States. Therefore, coverage and reimbursement for therapies can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
There have been a number of enacted or proposed legislative and regulatory changes affecting the healthcare system and pharmaceutical industry that could affect our commercial success. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “PPACA”) was signed into law, which intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes, rebates and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the PPACA. For example, on July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies.
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
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
We expect that the PPACA and other federal and state healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any of our products, and could seriously affect our future revenues. In addition, it is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.
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
In the EU, medicinal products can only be commercialized after a related MA, has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application (“MAA”), either under a centralized procedure administered by the EMA or one of the procedures administered by the competent national authorities of EU Member States: (i) the national procedure, (ii) the mutual recognition procedure; or (iii) the decentralized procedure. The submission strategy for a given product will depend on the nature of the product, the target indication(s), the history of the product and the marketing plan. The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the European Economic Area (which is comprised of the 27 EU Member States plus Norway, Iceland and Liechtenstein). The centralized procedure is compulsory for certain medicinal products which are produced by biotechnology processes, advanced therapy medicinal products, products which are designated as orphan medicinal products and products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.
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
Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human ("CMDh) for review. The subsequent decision of the European Commission is binding on all EU Member States.
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
Post-authorization Requirements
Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports ("PSURs").
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
Employees and Human Capital Management
As of January 31, 2026, we had 497 full-time employees, with most of those based in the United States and a small number outside of the United States. We consider the intellectual capital and well-being of our employees to be an important driver of our business and key to our future success. The biopharmaceutical industry is very competitive and we believe that our future success largely depends upon our continued ability to attract, develop and retain highly skilled employees as our operations expand, as well as our continued focus on our culture and patient centricity. Our workforce primarily consists of college-educated workers with experience in the biopharmaceutical industry, many of whom have advanced degrees. Our employees primarily focus on our drug development and commercialization efforts, including sales and general and administrative operational support of those functions. Currently, we rely on third-party contract manufacturers and conduct our discovery research efforts via collaborations and/or contracted third-party engagements. None of our employees in the United States are represented by a labor union or covered by collective bargaining agreements. We consider our current employee relations to be good.
We are committed to cultivating a workplace where every individual feels seen and appreciated, understanding that our strength lies in embracing the rich diversity of our employees’ lives and experiences. We know from our experience over more than a decade that rare diseases affect individuals across all demographics, and there are clear disparities in diagnosis, access to care, and support that remain significant barriers for many. By fostering inclusivity and a strong sense of belonging within our workforce, we are better able to incorporate diverse viewpoints, which we believe positively influences our ability to achieve our objectives and ultimately impact patient outcomes – this is key to operating within our mission, and successfully helping the patients we aim to serve. In line with embracing this inclusivity, we support a number of initiatives that directly impact our human capital, workforce and community, such as efforts focused on professional development, cultural awareness, and engagement. Additionally, we provide information about these efforts on our website, though the information on our website is not incorporated in this annual report on Form 10-K.
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
By focusing on employee retention, engagement and development opportunities, we believe we also improve our ability to support our clinical trials, our pipeline, our business and our operations. We value the growth and professional development of our employees. We do this through clear organizational, team, and individual goal setting, performance measurement, customized professional development, and employee training and development sessions on various topics. Our success also depends on our ability to respond to the needs of employees. We do this by listening to our employees through many avenues, including formal engagement initiatives, such as surveys, as well as informal listening sessions hosted by senior leaders, including our CEO and our human resources department. The response rate for our latest employee engagement survey, which was conducted in September 2025, was 86%. During 2025 we continued to focus on ways to maximize a people-centered, inclusive, and recognition-based company culture, building on initiatives that have been implemented over the last several years. Also during 2025, we continued to enhance our hybrid workforce program that provides a variety of virtual and in-person collaboration opportunities. In 2024, we solicited feedback on ways to enhance employees' experience, with a focus on engagement and collaboration, and we implemented several of the suggestions over the last year. As we continue to navigate through new ways of working, we take pride in the role we play in helping to ensure our employees are as productive and engaged as possible and their physical and emotional health, well-being and safety remains a key priority. We are committed to providing a safe and healthy working environment for our employees.
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
Our ability to generate significant product revenues and to achieve commercial success in the near-term will depend almost entirely on our ability to successfully commercialize our products in the United States, including FILSPARI (sparsentan) to slow kidney function decline in adults with primary IgAN who are at risk of disease progression, which was granted full approval by the FDA in September 2024. FILSPARI had previously been granted accelerated approval for IgAN in February 2023 based on the surrogate marker of proteinuria. As a product for a rare disease that had no previously-approved non-immunosuppressive treatment, the successful launch and commercialization of FILSPARI is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. While we have established our commercial team and U.S. sales force, we will need to continue to train and further develop the team in order to successfully coordinate the ongoing launch and commercialization of FILSPARI in the United States. There are many factors that could cause the launch and commercialization of FILSPARI to be unsuccessful, including a number of factors that are outside our control. Because no non-immunosuppressive product had previously been approved by the FDA for the treatment of IgAN, it is difficult to estimate FILSPARI’s market potential or the time it will take to increase patient and physician awareness of FILSPARI and change current treatment paradigms.
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
We have granted exclusive licenses to third parties for the commercialization of sparsentan in certain territories outside of the United States, including Europe, Australia, New Zealand, Japan, South Korea, Taiwan, Brazil, Chile, Israel and the Gulf Cooperation Council Countries. If these third parties do not effectively engage or maintain their sales force for sparsentan if approved in the applicable territories, our ability to recognize milestone payments and royalties from the sales in such territories will be adversely affected.
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
We have granted exclusive licenses to third parties for the commercialization of sparsentan in certain territories outside of the United States, including Europe, Australia, New Zealand, Japan, South Korea, Taiwan, Brazil, Chile, Israel and the Gulf Cooperation Council Countries. Consequently, the commercial success of sparsentan in these territories will depend in significant part on the efforts of such third parties, over which we will have limited control. In August 2022, Vifor Pharma Group was acquired by CSL Limited, parent company to CSL Behring and is now operating under the brand CSL Vifor. Similarly, in the fourth quarter of 2025, Renalys was acquired by and merged into Chugai. While our agreements with these partners remain in place following the acquisitions, there is no guarantee that our collaboration with these partners will not be affected, adversely or otherwise, by the changes in ownership. Moreover, in connection with the acquisitions and related restructurings, substantially less resources could be devoted to the commercialization of sparsentan in the territories licensed to such parties, or such efforts could be discontinued entirely. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell sparsentan in territories outside of the United States, if approved, our ability to generate product revenue outside of the United States may be limited.
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
Pegtibatinase, if approved, is expected to be administered by patients or caregivers through self-administration using a delivery device. While we have not observed material issues related to self-administration in clinical studies to date, patient acceptance, proper use of the device, and adherence in broader or longer-term real-world use may differ from clinical trial experience, which could adversely affect utilization, outcomes, or commercial success.
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
Healthcare reform initiatives, unfavorable pricing regulations and changes in reimbursement practices of third-party payers or patients' access to insurance coverage could affect the pricing of and demand for our products.
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

In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation entered into force in January 2022 and began to apply on January 12, 2025, through a phased implementation. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we or our partners are unable to maintain favorable pricing and reimbursement status in EU Member States for drug candidates that we or our partners may successfully develop and for which we or our partners may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, the MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium, the National Institute for Health and Care Excellence, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including, effective as of March 31, 2025, relaunching the Innovative Licensing and Access Pathway with more predicable timelines and closer involvement of the National Health Service.
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
For example, in our pivotal Phase 3 DUPLEX Study of sparsentan in FSGS, although we achieved the pre-specified interim FSGS partial remission of proteinuria endpoint after 36 weeks of treatment, the study did not achieve the primary efficacy eGFR slope endpoint over 108 weeks of treatment. While we have continued to engage with the FDA to explore a potential path forward for an sNDA, including through a Type C meetings in December 2023 and February 2025, and while the FDA has accepted our sNDA seeking traditional approval of FILSPARI for FSGS and has indicated that an advisory committee meeting was not needed, there is no guarantee that the FDA will grant approval of FILSPARI for FSGS. In addition, a collaborative international effort referred to as the PARASOL project was initiated in late 2023 with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. Even though representatives of regulatory agencies participated in the discussions, there is no guarantee that the outcome of those discussions will be reflected in any future formal determination by such regulatory agencies. There is no guarantee that the PARASOL group will achieve its intended goal, or that, even if it does, that sparsentan will be approved for FSGS. In January 2026, we announced that the FDA extended the review timeline of our sNDA for FILSPARI in FSGS, and the new PDUFA target action date is April 13, 2026. The extension follows the recent submission of responses requested by the FDA to further characterize the clinical benefit of FILSPARI. The FDA determined that the additional responses constituted a Major Amendment to the sNDA and extended the action date accordingly.
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
In May 2023, we announced that the DUPLEX Study did not achieve its two-year primary endpoint with statistical significance over the active control irbesartan. While we have continued to engage with the FDA to explore a potential path forward for an sNDA, including through a Type C meetings in December 2023 and February 2025, and the FDA has accepted our sNDA seeking traditional approval of FILSPARI for FSGS and has indicated that an advisory committee is not needed, there is no guarantee that the FDA will grant approval of FILSPARI for FSGS. Similarly there is no guarantee that our collaborator CSL Vifor will be able to establish a pathway to a potential submission of sparsentan for FSGS in Europe based on the results from the DUPLEX Study, that the EMA will support an application for sparsentan in FSGS, or that sparsentan will be approved for FSGS in Europe. In January 2026, we announced that the FDA extended the review timeline of our sNDA for FILSPARI in FSGS, and the new PDUFA target action date is April 13, 2026. The extension follows the recent submission of responses requested by the FDA to further characterize the clinical benefit of FILSPARI. The FDA determined that the additional responses constituted a Major Amendment to the sNDA and extended the action date accordingly.
In December 2023, we initiated the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase for the treatment of classical HCU. The HARMONY Study is a global, randomized, multi-center, double-blind, placebo-controlled Phase 3 clinical trial designed to evaluate the efficacy and safety of pegtibatinase as a novel treatment to reduce tHcy levels. In September 2024, we announced a voluntary pause of enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the initial scale-up process. While we have made process improvements and have manufactured material at the larger scale, and while we have restarted enrollment activities for the Phase 3 HARMONY Study, and while the FDA has granted Fast Track and Breakthrough Therapy designations to pegtibatinase for the treatment of HCU, there is no guarantee that our pivotal Phase 3 HARMONY Study will be conducted or completed on the anticipated timeline or be successful, or that pegtibatinase will be approved for HCU in the future.
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
Our product FILSPARI was covered by U.S. Patent No. 6,638,937, which expired in 2019 and to which we had an exclusive license. In addition, U.S. Patent No. 9,662,312, to which we also have an exclusive license and which was granted on May 30, 2017 and expires in 2030, covers the use of sparsentan for treating glomerulosclerosis, including FSGS. U.S. Patent No. 9,993,461, to which we also have an exclusive license and which was granted on June 12, 2018 and expires in 2030, covers the use of sparsentan for treating IgAN as well as glomerulosclerosis, including FSGS. While we have additional pending U.S. and foreign patent applications directed to sparsentan and its uses, there is no guarantee that any pending or future patent applications will result in issued patents, issue on a timeline that provides material protection, or, if issued, contain claims of commercially meaningful scope.
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
We have a license agreement with Ligand Pharmaceuticals for the rights to sparsentan which we are initially developing for the treatment of IgAN and FSGS. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we and our licensees (including CSL Vifor and Chugai) could lose our rights to sparsentan. We have obtained a U.S. patent and European patent each covering the use of sparsentan for treating glomerulosclerosis, including FSGS, as well as a second U.S. patent and a second European patent each covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. In November 2020, a third party filed an opposition to our second European patent (European Patent No. EP3222277, “the ‘277 EP Patent”), in the EPO. While we are vigorously defending the ‘277 EP Patent against the opposition, there is no guarantee that we will be successful in doing so.
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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), was signed into law, which intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been executive, judicial, Congressional, and political challenges and amendments to certain aspects of the PPACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any potential future healthcare reform measures of the current administration will impact the PPACA and our business.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.
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
In addition, the current administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, Centers for Medicare & Medicaid Services (“CMS”) and related agencies and has made significant staff reductions at the FDA and other agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include for example, (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing MFN pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
The use of any of our potential products in clinical trials, and the sale of any approved products, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10 million per occurrence and $35 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage as we obtain marketing approval for additional product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.
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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study evaluating pegtibatinase for the treatment of classical HCU. The voluntary enrollment pause enabled us to address necessary process improvements in manufacturing scale-up to support the initial commercial scale manufacturing as well as full enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the initial scale-up process. While we have made process improvements and have manufactured material at the larger scale, and while we restarted enrollment activities for the pivotal Phase 3 HARMONY Study in the first quarter of 2026, there is no guarantee that the Phase 3 HARMONY Study will be conducted or completed on the anticipated timeline or be successful. In addition, external factors including supply chain risks, geopolitical factors, and matters related to the staffing, resources and prioritization at the FDA and other government agencies, among others, could have impacts on our anticipated timeline.
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
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds or biologic substances for our nonclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, inflation and global supply chain disruptions, as well as past disruptions related to COVID-19 and potential future disruptions related to a future health epidemic or pandemic, wars, armed conflicts, tariffs and global geopolitical tension, including between the U.S. and China, have had and may continue to have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Changes in legislation could potentially impact our ability to secure the materials we need for our products and product candidates. For example, the United States has recently passed legislation, namely the BIOSECURE Act (the “BIOSECURE Act”), to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or services. Specifically, on December 18, 2025, President Trump signed the National Defense Authorization Act for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. government also has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. Although none of our current suppliers are presently designated, future designations or implementing regulations could require us to seek alternative suppliers, which could increase costs or delay our development and manufacturing timelines. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our nonclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, in 2021 a membrane used in pegtibatinase drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing processes. Additionally, in September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study to enable us to address necessary process improvements in manufacturing scale-up to support initial commercial scale manufacturing as well as full enrollment in the HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the initial scale-up process. From time to time we continue to, and may in the future, face supply challenges or shortages of other materials necessary to manufacture pegtibatinase or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.

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
We source quantities of active pharmaceutical ingredients ("APIs"), precursor chemicals, and specialized equipment from international suppliers, including from manufacturers in China, consistent with broader industry practices. While the impact of tariff policies on our business has been minimal to date, current or future tariff policies, particularly those affecting China and pharmaceutical products, could further increase our costs, and may affect profitability, particularly in formulary-based markets where pricing flexibility may be limited. Recent and potential future changes in international trade policies, particularly regarding U.S.-China trade relations and pharmaceutical-specific tariffs, present potential risks to our future operations and financial performance.
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
Many of the trade, tariff, pricing, and related policy actions described herein remain subject to significant uncertainty, including with respect to their scope, duration, implementation, and enforceability. Such measures may be modified, delayed, suspended, repealed, or invalidated through administrative action, changes in policy priorities, or judicial challenges, and it is uncertain whether, when, or to what extent any such measures will ultimately be implemented or apply to our products, suppliers, or operations. Although we have taken and may continue to take certain actions intended to reduce potential exposure to supply chain or cost impacts, including efforts to diversify suppliers, there can be no assurance that such actions will be effective, timely, or sufficient to mitigate any adverse effects arising from these policies.

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
From time to time, we engage in corporate transactions and licensing transactions that include potential milestone payments and/or royalties. For example, on July 16, 2023, we entered into a Purchase Agreement with Mirum, pursuant to which we agreed to sell to Mirum, subject to the terms of the Purchase Agreement, our bile acid product portfolio including the Products. The closing of the transaction occurred on August 31, 2023. A portion of the consideration for the sale is in the form of milestone payments that will only be payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Products. We are also party to license agreements with CSL Vifor and Renalys (which was acquired by Chugai in November 2025) pursuant to which we are entitled to receive certain payments contingent on the future achievement of specified milestones, and royalty payments based on potential future sales in specified licensed territories. There is a risk that any or all of the milestone events under these various agreements might not be achieved, that our licensees may not achieve sales that would entitle us to royalty payments, and that any or all of the consideration tied to the achievement of the milestone events and/or royalties might not be received.
In the fourth quarter of 2025, our partner Renalys was acquired by and merged into Chugai, and as a result of the acquisition, Chugai gained exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. Travere received a portion of the upfront payment due to the fact that it was a minority shareholder in Renalys prior to the acquisition, and Travere is also eligible to receive future payments upon the achievement of specified regulatory milestones for sparsentan and royalties on net sales in Japan, South Korea, and Taiwan. There is no guarantee that we will receive any or all of the consideration that is due upon closing or tied to the regulatory milestones or net sales.
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, "sensitive information"). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
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
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments or risk assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”), as amended, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices, and affords California residents certain privacy rights related to their personal data, such as those noted herein. The CCPA allows for fines for certain noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, but these laws increase compliance costs and potential liability with respect to certain other personal data we maintain about residents in certain states. Similar laws are being considered in several other states, as well as at the local level, and we expect more jurisdictions to pass similar laws in the future.
In addition, numerous U.S. states have enacted new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering, and may adopt similar laws.
Additionally, under various privacy laws and other obligations, we are required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, since we obtain consumer information from third parties through various methods, including via cookies or third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
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
In the ordinary course of our business, we and the third parties with whom we work process sensitive information.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we have not in the past and may not in the future be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Despite our efforts, there can be no assurance that these vulnerability mitigation measures will be effective. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we have experienced, and may in the future experience, delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. If exploited, certain vulnerabilities can result in a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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
Our employees and personnel use generative artificial intelligence, machine learning and other artificial intelligence technologies (together, “AI/ML”) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI/ML technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI/ML and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI/ML and/or automated decision-making technologies in the future, it could make our business less efficient and result in competitive disadvantages. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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
In July 2025, the OBBBA was signed into law, and it (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years.
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.
Our U.S. federal net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. As of December 31, 2025, we had federal NOL carryforwards of $232.6 million. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We continue to evaluate potential historical ownership changes and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.

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
Disruptions at the FDA and other agencies may also slow the time necessary for new therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including in the fourth calendar quarter of 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have been significant staff reductions at the FDA and other agencies, some of which are or may be subject to legal challenges. If a prolonged government shutdown occurs, or if the FDA or EDA experience resource constraints, it could significantly impact the ability of the applicable regulatory agency to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Comparable considerations may be applicable in relation to foreign regulatory authorities.
Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.
In recent years, there has been an increased focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for potential increased future disclosures, we may be perceived by certain stakeholders as not acting responsibly in connection with these matters, which could negatively impact us. Various policymakers within and outside of the U.S., including the State of California and the European Union, among others, have adopted (or are considering adopting) requirements for certain companies to undertake various actions, including disclosures, on climate-related or other ESG-related matters. These requirements are not uniform and may not be interpreted or applied uniformly, which may increase the cost and complexity of compliance and any associated risks. Some of these initiatives have been subject to legal challenges, delays, stays, or changes in enforcement posture, and their ultimate scope, applicability, and timing remain uncertain. The ESG landscape has been evolving rapidly, and it can be difficult to predict future developments. If other climate-related disclosure rules or other ESG rules become effective or become applicable to us, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price.
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
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. It is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
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

Risks Related to our Indebtedness and Financial Condition
Our indebtedness could adversely affect our financial condition.
As of December 31, 2025, we had approximately $316 million of total debt outstanding, all of which is classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2029 Notes if the notes are not converted to shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
We may be unable to raise the funds necessary to repurchase the 2029 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2029 Notes or pay cash upon their conversion.
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

A default under the 2029 Notes may have a material adverse effect on our financial condition.
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
Provisions of the 2029 Notes could discourage an acquisition of us by a third party.
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
Conversion of the Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their 2029 Notes.
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
Various members of our management team, IT department and other employees, including but not limited to the individuals on our cybersecurity incident management team, help identify, assess and manage our cybersecurity threats and risks, with the assistance of a third-party IT managed service provider. We manage, identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example: through the use of automated tools in certain environments, including but not limited to tools for monitoring, geolocation, remote wiping, threat detection, intrusion detection and prevention (including through the use of machine learning, a form of artificial intelligence), patch management, distributed denial of service ("DDoS") protection and forensics; conducting (directly or through third parties) regular audits and threat assessments for internal and external threats; subscribing to reports and services that identify cybersecurity threats; analyzing reports of certain threats and actors; conducting vulnerability assessments in certain environments to identify vulnerabilities; evaluating our and our industry’s risk profile; conducting routine tabletop incident response exercises; and evaluating certain threats reported to us. With the help of our managed services provider, we have implemented a Security Operations Center ("SOC") service to provide continuous 24/7 monitoring and incident response across our network infrastructure.
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
Our assessment and management of cybersecurity risks are integrated into our enterprise risk management program. Cybersecurity risk is addressed as part of our overall risk governance framework, and members of our management team, IT department and other relevant functional teams collaborate to prioritize risk mitigation efforts, address threats that may have a material impact on our business, and report regularly to our board of directors on cybersecurity matters.
We engage third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including for example managed cybersecurity service providers, threat intelligence service providers, dark web monitoring services, and other cybersecurity software providers.
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
As of December 31, 2025, we leased the following location to conduct our business:

Location	Address	Lease Expiration	Square Feet
San Diego, California	3611 Valley Centre Drive, Suite 300	August 31, 2028	103,677
In November 2024, we entered into an arrangement to sublet 26,455 square feet of our San Diego office space beginning in January 2025 and ending in August 2028.
We believe our current facilities are adequate to conduct our business, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
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
As of February 13, 2026, we had approximately 158 holders of record of our common stock.
Performance Graph
The following information is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the liabilities of Section 18 of the Exchange Act, and will not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing, except to the extent we specifically incorporate it by reference into such filing.
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

Travere Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
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
Recent Sales of Unregistered Equity Securities
During the year ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K for information about our equity compensation plans which is incorporated by reference herein.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our equity securities during the three months ended December 31, 2025.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis of our financial condition and results of operations for 2025 as compared to 2024 are discussed below and should be read in conjunction with our audited Consolidated Financial Statements, including the notes thereto. For a discussion of our financial condition and results of operations for 2024 as compared to 2023, except as set forth below, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, which discussion is incorporated by reference herein.
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
FILSPARI is a dual endothelin angiotensin receptor antagonist ("DEARA"). Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. FILSPARI has been granted seven years of Orphan Drug Exclusivity in the U.S. (running from the date of accelerated approval) for the reduction of proteinuria in adults with primary IgAN at risk of rapid disease progression, and has been granted a separate seven years of Orphan Drug Exclusivity in the U.S. (running from the date of full approval) to slow kidney function decline in adults with primary IgAN who are at risk for disease progression, excluding the use provided for in the aforementioned Orphan Drug Exclusivity granted in connection with the accelerated approval.
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
Data to support the approval of FILSPARI was generated from the Phase 3 PROTECT Study, the largest head-to-head interventional study to date in IgAN. It is a global, randomized, multicenter, double-blind, parallel-arm, active-controlled clinical trial that evaluated the safety and efficacy of 400mg of sparsentan, compared to 300mg of irbesartan, in 404 patients ages 18 years and up with IgAN and persistent proteinuria despite available angiotensin converting enzyme ("ACE") inhibitor or angiotensin receptor blockers ("ARB") therapy, and is currently ongoing in the open label extension phase of the study.
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
In April 2024, we and our partner CSL Vifor announced that the European Commission had granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g), and in April 2025, we and CSL Vifor announced that the European Commission had converted the CMA into a standard marketing authorization (“MA”) for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The MA was granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. As a result of the standard MA approval, we received a regulatory milestone payment of $17.5 million in May 2025 under the terms of the License Agreement. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, we and CSL Vifor announced that Swissmedic has granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). In April 2025, the MHRA in the UK converted its conditional approval of FILSPARI in IgAN to standard approval. In the fourth quarter of 2025, we received a $40.0 million market access milestone payment from CSL Vifor.
In January 2024, we announced our entry into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy as of November 27, 2024. In the fourth quarter of 2025, Renalys announced positive topline results from its Phase 3 study of sparsentan in Japanese patients with IgAN. Renalys has also announced that it has reached an agreement with the PMDA regarding development plans for two other Phase 3 clinical trials of sparsentan, one investigating the use of sparsentan in FSGS and the other in Alport syndrome, in Japan. In the fourth quarter of 2025, Renalys was acquired by and merged into Chugai Pharmaceutical Co., Ltd. (“Chugai”). Through the acquisition, Chugai gained exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. As a minority shareholder in Renalys, we received $10.2 million at the closing of the transaction and we are also eligible to receive multiple milestones according to the progress of sparsentan regulatory approval, and consideration linked to sparsentan's net sales in the applicable territory. Under the terms of the licensing agreement, Chugai is responsible for development, regulatory matters, and commercialization in the licensed territories. Chugai plans to file for regulatory approval for sparsentan in Japan in 2026.

Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan has been granted Orphan Drug Designation for the treatment of FSGS in the U.S. and the EEA.
FSGS is a leading cause of kidney failure and nephrotic syndrome. There are currently no FDA-approved pharmacologic treatments for FSGS and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles. Every year approximately 5,400 patients are diagnosed with FSGS and we estimate that there are more than 40,000 FSGS patients in the United States and a similar number in Europe. We believe that there are up to 30,000 FSGS patients in the United States that are potentially addressable with FILSPARI, if approved.
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
In December 2023, we announced that we had completed a planned Type C meeting with the FDA to discuss results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. The FDA acknowledged the work being done by the larger nephrology community to better understand proteinuria and eGFR as endpoints in clinical trials of FSGS and indicated a willingness to continue to engage with us on a potential path forward for sparsentan in FSGS following our consideration of additional evidence. Subsequently, a collaborative international effort referred to as the PARASOL project was initiated with a goal to define the quantitative relationships between short-term changes in biomarkers (proteinuria and GFR) and long-term outcomes in order to support the use of alternative proteinuria-based endpoints as a basis for accelerated and traditional approval. The PARASOL project is led by several patient advocacy organizations focused on glomerular diseases, with participation from regulators and industry representatives. The principal finding from PARASOL was that in FSGS, reduction in proteinuria over 24 months is strongly associated with a reduction in the risk of kidney failure, and responder definitions based on thresholds of proteinuria are both biologically plausible and strongly supported by epidemiological data. Following the PARASOL public workshop in the fourth quarter of 2024, in which a multi-stakeholder group of rare kidney disease experts aligned around a potential proteinuria-based clinical trial endpoint for FSGS, we scheduled a Type C meeting with the FDA to discuss a potential regulatory pathway for a sparsentan FSGS indication. In February 2025, we announced that we had completed a Type C meeting with the FDA and in March 2025, we announced that we had submitted an sNDA to the FDA seeking traditional approval of FILSPARI for the treatment of FSGS. In May 2025, we announced that the FDA accepted the sNDA, assigned a PDUFA target action date of January 13, 2026, and initially indicated that it planned to hold an advisory committee meeting to discuss the application. In September 2025, following further review of the sNDA, the FDA informed us that an advisory committee meeting was no longer needed. In January 2026, we announced that the FDA extended the review timeline of the sNDA, and that the new PDUFA target action date is April 13, 2026. The extension followed the recent submission of responses requested by the FDA to further characterize the clinical benefit of FILSPARI. The FDA determined that the additional responses constituted a Major Amendment to the sNDA and extended the action date accordingly. The sNDA remains under review by the FDA with a PDUFA target action date of April 13, 2026.
The sNDA is supported by two of the largest and most rigorous head-to-head interventional studies conducted to date in FSGS, the Phase 3 DUPLEX Study and the Phase 2 DUET Study. In these studies, FILSPARI demonstrated rapid, superior and sustained reductions in proteinuria when compared with maximum labeled dose irbesartan across adult and pediatric patients. As published in the New England Journal of Medicine, DUPLEX showed statistically significant and clinically meaningful proteinuria remission at 36 weeks that was durable through 2 years. The treatment effect of FILSPARI strengthened at more stringent thresholds down to complete remission. Patients who achieved partial or complete proteinuria remission in the DUPLEX Study, irrespective of the treatment arm, had a 67% to 77% lower risk of kidney failure, respectively. The results from these studies are in alignment with the findings of the independent PARASOL workgroup that support the importance of proteinuria in FSGS. If approved, FILSPARI could become the first and only FDA-approved medicine indicated for FSGS.
Together with CSL Vifor and Chugai, we continue to evaluate the potential for a regulatory pathway forward for sparsentan in FSGS in Europe and Japan.
Under the terms of our exclusive license to CSL Vifor, CSL Vifor is responsible for all commercialization activities in its licensed territories. We remain responsible for the clinical development of sparsentan in the applicable territories. If sparsentan receives marketing authorization in any of the territories covered by the exclusive license to Chugai, Chugai will be responsible for all development, regulatory matters, and commercialization activities in such licensed territories. We will retain all rights to sparsentan in the United States and rest of world outside of the territories licensed to CSL Vifor and Chugai, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada and/or Mexico.
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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the initial scale-up process, and it enabled us to address necessary process improvements in manufacturing scale-up to support initial commercial scale manufacturing as well as full enrollment in the HARMONY Study. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials in which they are participating. Following further optimization of the manufacturing process in 2025, we restarted enrollment activities for the pivotal Phase 3 HARMONY Study in the first quarter of 2026.
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
Sale of Bile Acid Product Portfolio
In July 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. ("Mirum Pharmaceuticals" or “Mirum”), pursuant to which Mirum agreed to purchase substantially all of the assets primarily related to our business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”), collectively, the "bile acid business". In August 2023, we consummated the transactions contemplated by the Purchase Agreement (the "Closing"). In connection with the Closing, we received an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, after the Closing, we are eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products. Mirum achieved the first such milestone based on its annual net sales in 2025, we recognized a milestone payment of $25.0 million during 2025, and expect to receive payment in the second quarter of 2026, as a result of such achievement.
For the year ended December 31, 2023 we recognized a $226.0 million gain, net of tax, on the transaction as a component of net income from discontinued operations in the Consolidated Statements of Operations. The bile acid business has been classified as a discontinued operation for all periods presented and is excluded from the following discussion of the results of our continuing operations in the results of operations. Refer to Note 19 of our Consolidation Financial Statements for additional information.
Strategic Reorganization
In December 2023, we implemented an approximate 20% workforce reduction focused on non-field-based employees in an effort to align our resources on the ongoing FILSPARI launch and the pivotal Phase 3 HARMONY Study to support the potential approval of pegtibatinase as the first potential disease-modifying treatment for HCU. These restructuring adjustments are expected to result in an estimated annualized savings of approximately $25.0 million beginning in 2024. As of December 31, 2024, we had recognized total costs of $13.8 million in connection with the restructuring and no such expenses were incurred for the year ended December 31, 2025.
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
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to its customers, health care providers, payers and other indirect customers relating to the sale of our products. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration to which we will be entitled. These provisions are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable (if the amount is payable to the customer) or as a current liability (if the amount is payable to a party other than a customer). Calculating these provisions involves estimates and judgments. Where appropriate, these reserves take into consideration our historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the provisions, we will adjust the provision, which would affect net product revenue and earnings in the period such variances become known. For the years ended December 31, 2025 and 2024, the Company recorded adjustments to net product revenue of $1.1 million and $0.5 million, respectively, related to performance obligations satisfied in previous periods.
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
Payments received under collaboration and licensing agreements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements and royalties on the sale of products. At the inception of arrangements that include milestone payments, we use judgment to evaluate whether the milestones are probable of being achieved and estimates the amount to include in the transaction price utilizing the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are considered to be constrained due to a high degree of uncertainty and are not included in the transaction price until such uncertainty is resolved. At the end of each reporting period, we re-evaluate the probability of achievement of development milestones and any related constraint and adjust the estimate of the overall transaction price, if necessary. Our evaluation concluded that all such milestones not recognized as of December 31, 2025 associated with our collaboration and licensing agreements remained constrained and therefore no adjustment to the respective transaction price was necessary. We recognize aggregate sales-based milestones and royalty payments from product sales of which the license is deemed to be the predominant item to which the royalties relate, at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied.

We utilize significant judgment to develop estimates of the stand-alone selling price for each distinct performance obligation based upon the relative stand-alone selling price. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations is allocated entirely to those performance obligations. The stand-alone selling price for license-related performance obligations requires judgment in developing assumptions to project probability-weighted cash flows based upon estimates of forecasted revenues, clinical and regulatory timelines and discount rates. The stand-alone selling price for clinical development performance obligations is based on forecasted expected costs of satisfying a performance obligation plus an appropriate margin.
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
Changes in assumptions where management utilizes significant judgment could have a material impact on the revenue we recognize.
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
Expenses related to clinical trials are accrued based on our estimates of the progress of services performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials or the delivery of goods. The assumptions we use represent our best estimates of the activity and expenses at the time of our accrual and involve inherent uncertainties and the application of our judgment. Upon settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements. Our historical accrual estimates have not been materially different from our actual amounts. We currently have four Phase 3 clinical trials in process that are in varying stages of activity, with ongoing non-clinical support trials that are significant and changes in estimates could have a material impact on expenses we recognize.
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

The following table provides information regarding revenue, including net product sales and license and collaboration revenue (in thousands):

	Year Ended December 31,
	2025	2024	Change
FILSPARI	$322,005	$132,222	$189,783
Tiopronin products	88,455	94,485	(6,030)
Total net product sales	410,460	226,707	183,753
License and collaboration revenue	80,268	6,468	73,800
Total revenue	$490,728	$233,175	$257,553
Net product sales
The $183.8 million increase in total net product sales for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to growth in sales of FILSPARI. The decrease in net sales of our tiopronin products was driven by increased competition.
License and collaboration revenue
The $73.8 million increase in license and collaboration revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to market access and regulatory milestones totaling $57.5 million associated with CSL Vifor, recognition of Renalys deferred revenue of $9.3 million, $5.9 million for royalties earned in 2025 on net sales of FILSPARI and sales totaling $4.7 million of active pharmaceutical ingredients to CSL Vifor. We recognize costs related to the sale of active pharmaceutical ingredients in cost of goods sold.
Operating Expenses
The following table provides information regarding operating expenses (in thousands):

	Year Ended December 31,
	2025	2024	Change
Cost of goods sold - product sales	$5,813	$7,446	$(1,633)
Cost of goods sold - license and collaboration	4,526	298	4,228
Total cost of goods sold	10,339	7,744	2,595
Research and development	206,011	217,496	(11,485)
Selling, general and administrative	337,202	264,119	73,083
In-process research and development	—	65,205	(65,205)
Restructuring	—	2,438	(2,438)
Total operating expenses	$553,552	$557,002	$(3,450)
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory.
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI in research and development expenses. For the year ended December 31, 2025, sales of FILSPARI primarily consisted of zero-cost inventories, and therefore cost of goods sold did not increase proportionally to the increase in product sales. As of December 31, 2025 the zero-cost inventory remaining was immaterial.
For the year ended December 31, 2025 compared to the year ended December 31, 2024, our cost of goods sold - license and collaboration increased by $4.2 million, primarily due to the sale of active pharmaceutical ingredients to CSL Vifor in 2025.

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
The following table provides information regarding research and development expenses (in thousands):

	For the Year Ended December 31,
	2025	2024	Change
External service provider costs:
Sparsentan	$50,712	$58,023	$(7,311)
Pegtibatinase	56,324	68,280	(11,956)
General and other product candidates	18,884	17,350	1,534
Total external service provider costs	125,920	143,653	(17,733)
Internal personnel costs	80,091	73,843	6,248
Total research and development	$206,011	$217,496	$(11,485)
For the year ended December 31, 2025 compared to the year ended December 31, 2024, our research and development expenses decreased by $11.5 million. External service provider costs decreased by $17.7 million, which was largely driven by a decrease in costs associated with the development of pegtibatinase due to the pause of the HARMONY Study in September 2024 and a decrease in costs associated with the development of sparsentan as our Phase 3 programs advance towards completion. Internal personnel costs to support all programs increased by $6.2 million.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the year ended December 31, 2025 compared to the year ended December 31, 2024, our selling, general and administrative expenses increased by $73.1 million, primarily as a result of an increase in intangible asset amortization from capitalized FILSPARI royalties, an increase in commercial investment to support FILSPARI in IgAN following full approval by the FDA in September 2024 and commercial investments in preparation for the potential launch of FSGS, if approved.
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
Other Income/Expenses
Other income/expenses consist of interest income and expense, finance expense and miscellaneous other income/expenses.

The following table provides information regarding other income (expenses) (in thousands):

	Year Ended December 31,
	2025	2024	Change
Interest income	$12,721	$17,817	$(5,096)
Interest expense	(10,748)	(11,182)	434
Other income (expense), net	11,578	(3,318)	14,896
Total other income, net	$13,551	$3,317	$10,234
The $10.2 million change in our total other income, net for the year ended December 31, 2025 compared to the year ended December 31, 2024, is primarily attributable to a $10.2 million gain on the sale of our equity investment in Renalys to Chugai during the year ended December 31, 2025.
Discontinued Operations
Results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Income (loss) from discontinued operations, net of tax	$24,715	$(915)	$25,630
The $25.6 million change in income (loss) from discontinued operations, net of tax for the year ended December 31, 2025 compared to the year ended December 31, 2024 is due to the recognition of a $25.0 million sales milestone from Mirum related to the achievement of an annual net sales milestone in 2025.
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
We believe that our available cash and short-term investments as of the date of this filing, together with anticipated cash generated from operations, will be sufficient to fund our anticipated level of operations beyond the next 12 months from the date of this filing. We expect that our operating results will vary from quarter-to-quarter and year-to-year depending upon various factors including revenues, selling, general and administrative expenses, and research and development expenses, particularly with respect to our clinical and preclinical development activities. Our ability to fund our operations in subsequent years will depend upon certain factors which are beyond our control and may require us to obtain additional debt or equity capital or refinance all or a portion of our debt, including the 2029 Notes, on or before maturity. Though we generate revenues from product sales, we may incur significant operating losses over the next several years. Our ability to achieve profitable operations in the future will depend in large part upon completing development of products in our pipeline, obtaining regulatory approvals for these products and bringing these products to market, along with potential in-licensing of additional products approved by the FDA and manufacturing and selling these products.

For the years ended December 31, 2025 and 2024, we had the following balances and financial performance (in thousands):

	Year Ended December 31,
	2025	2024
Cash and cash equivalents	$93,035	$58,535
Marketable debt securities, at fair value	$229,761	$312,166
Convertible debt	$311,724	$378,988
Accumulated deficit	$(1,472,713)	$(1,447,167)
Stockholders' equity	$114,828	$59,077
Net working capital*	$277,661	$215,951
Net working capital ratio**	2.74	2.08
* Current assets less current liabilities **Current assets divided by current liabilities
As of December 31, 2025, we had cash and cash equivalents of $93.0 million and available-for-sale marketable debt securities of $229.8 million. Substantial sources of funds since the beginning of 2025, as summarized further below, include milestone payments from CSL Vifor totaling $57.5 million and $10.2 million from the sale of Renalys stock to Chugai.
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
Purchase Agreement Proceeds
Sale of Bile Acid Product Portfolio
In July 2023, we entered into the Purchase Agreement with Mirum, pursuant to which Mirum agreed to purchase substantially all of the assets primarily related to our business of development, manufacture and commercialization of the Products, which comprised our bile acid business. Upon the Closing of the transaction in August 2023, we received an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, we are eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products. Mirum achieved the first such milestone based on its annual net sales in 2025, and we expect to receive a milestone payment of $25.0 million in the second quarter of 2026, as a result of such achievement.
License and Collaboration Agreement with CSL Vifor
In September, 2021, we entered into a license agreement with CSL Vifor, pursuant to which we granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in the licensed territories. Under the terms of the license agreement, we will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. Through December 31, 2025, we have received milestone payments totaling $57.5 million associated with the license agreement. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the licensed territories.

See Note 4 to Consolidated Financial Statements for further discussion.
Licensing Agreement with Chugai
In January 2024, our license agreement with Renalys Pharma, Inc. came into effect. Under the terms of the agreement, we granted an exclusive license to Renalys for the development and commercialization of sparsentan in Japan and other specified countries in Asia. Pursuant to the terms of the agreement, we are eligible to receive up to $120.0 million in aggregate regulatory, development and sales-based milestone payments. We are also entitled to receive tiered double-digit to mid-20 percent royalties of annual net sales of sparsentan in the licensed territories. In addition, we received an option to purchase shares of common stock of Renalys, which we exercised in January 2024. In the fourth quarter of 2025, Renalys was acquired by and merged into Chugai. Through the acquisition, Chugai gained exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. As a minority shareholder in Renalys, we received $10.2 million at the closing of the transaction and we are also eligible to receive multiple milestones according to the progress of sparsentan regulatory approval, and consideration linked to sparsentan's net salesin the applicable territory. Under the terms of the licensing agreement, Chugai is responsible for development, regulatory matters, and commercialization in the licensed territories.
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
At-the-Market Equity Offering
In October 2024, we filed a prospectus supplement to the prospectus included in our registration statement on Form S-3 (File No. 333-281194), pursuant to which we may offer and sell, from time to time through Jefferies LLC, as agent (“Jefferies”), up to $100.0 million of our common stock pursuant to an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies dated October 2024. We have not sold any shares under the ATM Agreement.
Operating Leases
Future Minimum Rental Commitments
As of December 31, 2025, we have future minimum rental commitments totaling $18.5 million arising from our operating lease and sublease income totaling $3.5 million. These commitments represent the aggregate base rent through August 2028.
See Note 18 to Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.

Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize FILSPARI (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through December 31, 2025, we have paid $47.2 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the terms of the Ligand License Agreement, we are obligated to pay to Ligand an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI.
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
•increases or decreases in revenue from our marketed products, including decreases in revenue resulting from generic entrants, changes in reimbursement or rebates, and/or health epidemics or pandemics;
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

Cash Flows from Continuing Operations
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities - continuing operations	$37,784	$(230,024)	$(325,357)
Net cash provided by (used in) investing activities - continuing operations	27,892	99,325	(151,626)
Net cash (used in) provided by financing activities - continuing operations	(33,467)	139,422	220,134
Cash flows provided by (used in) continuing operations	32,209	8,723	(256,849)
Cash flows (used in) provided by discontinued operations	—	(7,451)	251,356
Effect of exchange rate changes on cash	2,291	(913)	1,981
Net increase (decrease) in cash and cash equivalents	34,500	359	(3,512)

Cash and cash equivalents, beginning of year	58,535	58,176	61,688
Cash and cash equivalents, end of year	93,035	58,535	58,176
Marketable debt securities, at fair value	229,761	312,166	508,675
Total cash and cash equivalents and marketable debt securities	$322,796	$370,701	$566,851
Management considers marketable debt securities to be available to fund current operations, and they are classified as available for sale and included within current assets in our Consolidated Balance Sheets. Therefore, cash and short-term investments available to fund operations is $322.8 million as of December 31, 2025.
Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations for the year ended December 31, 2025 was $37.8 million compared to cash used of $230.0 million for the year ended December 31, 2024. The change in cash provided was due to a $183.8 million increase in total net product sales, and an increase in license and collaboration revenue of $73.8 million.
Cash Flows from Investing Activities
Cash provided by investing activities from continuing operations for the year ended December 31, 2025 was $27.9 million compared to cash provided of $99.3 million for the year ended December 31, 2024. The change was due to a decrease in net proceeds from the sale and maturity of marketable debt securities and an increase in the purchase of intangible assets, offset by a $65.0 million payment to Orphan in the second quarter of 2024 following the achievement of a development milestone.
Cash Flows from Financing Activities
Cash used in financing activities from continuing operations for the year ended December 31, 2025 was $33.5 million compared to cash provided of $139.4 million for the year ended December 31, 2024. The change was due to the $68.9 million repayment of convertible notes upon maturity in September 2025 and the November 2024 issuance of common stock through an underwritten public offering that provided $134.7 million in net proceeds.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is related to changes in interest rates. As of December 31, 2025, we had cash equivalents and marketable debt securities of approximately $322.8 million, consisting of money market funds, U.S. government agency debt, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points on December 31, 2025 would have had approximately a $1.1 million impact on our investments.

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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2025. Ernst & Young LLP ("EY"), our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2025, which is included herein.
Changes in Internal Control Over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the fourth quarter of 2025 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Travere Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Travere Therapeutics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Travere Therapeutics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Diego, California
February 19, 2026

ITEM 9B.    OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended December 31, 2025, certain of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, as set forth below. Each 10b5-1 plan listed below is part of such individual’s long-term asset diversification, tax and/or financial planning strategy, and has been entered into in accordance with the terms of our Insider Trading Policy. Under the terms of the plans, once the plans are in effect, the individuals listed below have no discretion or control over the timing or effectuation of any transactions in our securities pursuant to the plans, and sales will be made only if the stock meets the minimum price thresholds and/or other requirements specified in the applicable plan. Some of the planned sales relate to shares required to be sold by such individual to cover the tax withholding obligation in connection with the settlement of vested restricted stock units and/or performance restricted stock units. Each such director and/or officer continues to be subject to our stock ownership guidelines, and the execution of all potential sales under the plan would not by themselves cause any such individual to be out of compliance with the requirements of our stock ownership guidelines.
Trading Arrangements Adopted:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Expiration Date (2)
Roy Baynes, member of our Board of Directors	November 17, 2025	Rule 10b5-1 Trading Arrangement	Up to 61,500 shares (3)	November 13, 2026
Timothy Coughlin, member of our Board of Directors	November 19, 2025	Rule 10b5-1 Trading Arrangement	Up to 13,250 shares (3)	February 25, 2027
Gary Lyons, chair of our Board of Directors	November 11, 2025	Rule 10b5-1 Trading Arrangement	Up to 8,000 shares (4)	May 17, 2026
Jeffrey Meckler, member of our Board of Directors	November 17, 2025	Rule 10b5-1 Trading Arrangement	Up to 8,000 shares (4)	May 18, 2026

1	Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “Rule”).
2	Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales and (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
3	Includes shares underlying stock options expiring in May 2028.
4	Consists of shares of underlying stock options expiring in May 2026.
Trading Arrangements Terminated:
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item and not included below will be contained under the captions "Election of Directors", "Information Regarding the Board of Directors and Corporate Governance" and "Executive Officers," in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2025 (the "Proxy Statement"). Such information is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item will be contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation Summary”, “Compensation Committee Interlocks and Insider Participation,” and "Compensation Committee Report" in the Proxy Statement. Such information is incorporated herein by reference, provided that the information required by Item 402(x) of Regulation S-K shall be set forth in under the heading “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information” in the Proxy Statement and is incorporated herein by reference.
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

2.2↡*
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

10.8†	Non-Employee Director Compensation Program, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2025).
10.9†	The Company's 2026 Executive Officer Annual Bonus Plan.
10.10†	The Company's 2014 Incentive Compensation Plan as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2015).
10.11†	The Company's 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 18, 2017).

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

10.14†	The Company's 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Current report on Form 8-K, filed with the SEC on May 18, 2017).
10.15†	The Company's 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 16, 2025).
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

10.36↡*
Amendment No. 2 to the License and Collaboration Agreement, effective as of June 24, 2025, by and between Travere Therapeutics Switzerland GmbH (formerly known as Orphan Technologies Limited) and Vifor (International) Ltd (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2025).

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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 21, 2025).
21.1	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young.
24.1	Power of Attorney (see signature page hereto).
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K, filed with the SEC on February 20, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Taxonomy Extension Presentation Linkbase Document.
104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL.

†	Indicates management contract or compensatory plan.
↡	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2026	Travere Therapeutics, Inc.

	By:	/s/ Eric Dube
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Dube	Chief Executive Officer and Director (Principal Executive Officer)
Eric Dube		February 19, 2026

/s/ Christopher Cline	Chief Financial Officer (Principal Financial Officer)
Christopher Cline		February 19, 2026

/s/ Sandra Calvin	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Sandra Calvin		February 19, 2026

/s/ Roy D. Baynes	Director
Roy D. Baynes		February 19, 2026

/s/ Suzanne Bruhn	Director
Suzanne Bruhn		February 19, 2026

/s/ Timothy Coughlin	Director
Timothy Coughlin		February 19, 2026

/s/ Gary Lyons	Chair of the Board
Gary Lyons		February 19, 2026

/s/ Jeffrey A. Meckler	Director
Jeffrey A. Meckler		February 19, 2026

/s/ John A. Orwin	Director
John A. Orwin		February 19, 2026

/s/ Sandra E. Poole	Director
Sandra E. Poole		February 19, 2026

/s/ Ron Squarer	Director
Ron Squarer		February 19, 2026

/s/ Ruth Williams-Brinkley	Director
Ruth Williams-Brinkley		February 19, 2026

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Travere Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Travere Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

Government rebate deductions from revenue

Description of the Matter
As described in Note 3 to the consolidated financial statements under the caption “Deductions from Revenue”, the Company calculates the rebates for Filspari that it will be obligated to provide to government programs and deducts these estimated amounts from its gross product sales at the time the revenues are recognized. Allowances for government rebates and discounts are established based on an estimated allocation of payers and the government-mandated discounts applicable to government-funded programs. Where appropriate, these allowances take into consideration the Company’s historical experience, current statutory requirements, and specific known market events and trends. Estimated government rebates are included in accrued expenses on the consolidated balance sheet.

Auditing the Filspari government rebate deductions from revenue was complex and required significant auditor judgment because the related accruals were dependent on certain subjective assumptions. Such subjective assumptions included estimated allocations of payers and estimated government-mandated discounts applicable to government-funded programs, each of which are adjusted for the Company’s historical experience, current statutory requirements, and specific known market events and trends, where appropriate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s Filspari government rebate deductions from revenue process. This included testing controls over management’s review of the significant assumptions described above and other inputs into the estimation of government rebates, including the accuracy of data used in the calculation.

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
San Diego, California
February 19, 2026

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$93,035	$58,535
Marketable debt securities, at fair value	229,761	312,166
Accounts receivable, net	80,134	27,116
Inventory	5,875	6,200
Prepaid expenses and other current assets	28,760	12,685
Total current assets	437,565	416,702
Long-term inventory	30,280	35,656
Property and equipment, net	4,022	5,336
Operating lease right-of-use assets	10,576	14,295
Intangible assets, net	113,868	103,974
Other assets	8,880	18,162
Total assets	$605,191	$594,125
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,800	$23,534
Accrued expenses	126,035	86,028
Convertible debt, current portion	—	68,678
Operating lease liabilities, current portion	5,875	5,405
Other current liabilities	3,194	17,106
Total current liabilities	159,904	200,751
Convertible debt, less current portion	311,724	310,310
Operating lease liabilities, less current portion	11,134	17,191
Other non-current liabilities	7,601	6,796
Total liabilities	490,363	535,048
Commitments and Contingencies (See Note 11)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 90,922,868 and 87,452,835 issued and outstanding as of December 31, 2025 and 2024, respectively	9	9
Additional paid-in capital	1,588,721	1,506,315
Accumulated deficit	(1,472,713)	(1,447,167)
Accumulated other comprehensive loss	(1,189)	(80)
Total stockholders' equity	114,828	59,077
Total liabilities and stockholders' equity	$605,191	$594,125
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net product sales	$410,460	$226,707	$127,537
License and collaboration revenue	80,268	6,468	17,701
Total revenue	490,728	233,175	145,238
Operating expenses:
Cost of goods sold	10,339	7,744	11,450
Research and development	206,011	217,496	244,990
Selling, general and administrative	337,202	264,119	265,542
In-process research and development	—	65,205	—
Restructuring	—	2,438	11,394
Total operating expenses	553,552	557,002	533,376
Operating loss	(62,824)	(323,827)	(388,138)
Other income, net:
Interest income	12,721	17,817	21,768
Interest expense	(10,748)	(11,182)	(11,334)
Other income (expense), net	11,578	(3,318)	1,594
Total other income, net	13,551	3,317	12,028
Loss from continuing operations before income tax provision	(49,273)	(320,510)	(376,110)
Income tax provision on continuing operations	(988)	(120)	(223)
Loss from continuing operations, net of tax	(50,261)	(320,630)	(376,333)
Income (loss) from discontinued operations, net of tax	24,715	(915)	264,934
Net loss	$(25,546)	$(321,545)	$(111,399)

Per share data
Basic and diluted:
Net loss from continuing operations	$(0.57)	$(4.07)	$(5.07)
Net income (loss) from discontinued operations	0.28	(0.01)	3.57
Net loss per common share	$(0.29)	$(4.08)	$(1.50)
Weighted average common shares outstanding	89,211,813	78,888,861	74,267,418

Comprehensive loss:
Net loss	$(25,546)	$(321,545)	$(111,399)
Unrealized gain (loss) on defined benefit pension plan	219	328	(374)
Foreign currency translation (loss) gain	(945)	1,422	(1,871)
Unrealized (loss) gain on marketable debt securities	(383)	(374)	3,696
Comprehensive loss	$(26,655)	$(320,169)	$(109,948)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2022	64,290,570	$6	$1,059,975	$(2,907)	$(1,014,223)	$42,851
Share based compensation	—	—	43,985	—	—	43,985
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,046,276	—	3,240	—	—	3,240
Employee stock purchase program purchase and expense	326,521	—	4,853	—	—	4,853
Equity offering, net of issuance costs of $12.6 million	9,703,750	1	191,198	—	—	191,199
Issuance of pre-funded common stock warrants, net of issuance costs of $1.6 million	—	—	24,630	—	—	24,630
Unrealized loss on defined benefit pension plan	—	—	—	(374)	—	(374)
Foreign currency translation adjustments	—	—	—	(1,871)	—	(1,871)
Unrealized gain on marketable debt securities	—	—	—	3,696	—	3,696
Net loss	—	—	—	—	(111,399)	(111,399)
BALANCE - DECEMBER 31, 2023	75,367,117	$7	$1,327,881	$(1,456)	$(1,125,622)	$200,810
Share based compensation	—	—	35,679	—	—	35,679
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,455,575	1	4,452	—	—	4,453
Employee stock purchase program purchase and expense	395,768	—	3,566	—	—	3,566
Equity offering, net of issuance costs of $9.0 million	8,984,375	1	134,737	—	—	134,738
Exercise of pre-funded common stock warrants	1,250,000	—	—	—	—	—
Unrealized gain on defined benefit pension plan	—	—	—	328	—	328
Foreign currency translation adjustments	—	—	—	1,422	—	1,422
Unrealized loss on marketable debt securities	—	—	—	(374)	—	(374)
Net loss	—	—	—	—	(321,545)	(321,545)
BALANCE - DECEMBER 31, 2024	87,452,835	$9	$1,506,315	$(80)	$(1,447,167)	$59,077
Share based compensation	—	—	43,480	—	—	43,480
Issuance of common stock under the equity incentive plan and proceeds from exercise	3,254,517	—	34,745	—	—	34,745
Employee stock purchase program purchase and expense	215,516	—	4,181	—	—	4,181
Unrealized gain on defined benefit pension plan	—	—	—	219	—	219
Foreign currency translation adjustments	—	—	—	(945)	—	(945)
Unrealized loss on marketable debt securities	—	—	—	(383)	—	(383)
Net loss	—	—	—	—	(25,546)	(25,546)
BALANCE - DECEMBER 31, 2025	90,922,868	$9	$1,588,721	$(1,189)	$(1,472,713)	$114,828
The accompanying notes are an integral part of these consolidated financial statements

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net loss	$(25,546)	$(321,545)	$(111,399)
Net income (loss) from discontinued operations	24,715	(915)	264,934
Net loss from continuing operations	(50,261)	(320,630)	(376,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60,743	43,555	38,530
Share based compensation	44,868	36,913	44,246
In-process research and development	—	65,205	—
Loss on allowance for inventory	684	2,819	3,039
Amortization of debt discount and issuance costs	1,640	1,725	1,718
Amortization of discounts on investments	(4,436)	(4,535)	(7,456)
Other	(1,457)	7,944	(3,626)
Changes in operating assets and liabilities:
Accounts receivable	(27,822)	(6,001)	(11,264)
Inventory	5,016	(3,771)	(39,420)
Income taxes	849	(41)	(35)
Prepaid expenses and other current and non-current assets	(7,658)	(3,164)	(4,657)
Change in lease assets and liabilities, net	(622)	(949)	(986)
Accounts payable	(85)	(17,563)	24,763
Accrued expenses	28,840	(31,061)	22,321
Deferred revenue, current and non-current	(2,815)	(6,116)	(15,779)
Other current and non-current liabilities	(9,700)	5,646	(418)
Net cash provided by (used in) operating activities - continuing operations	37,784	(230,024)	(325,357)
Net cash (used in) provided by operating activities - discontinued operations	—	(7,451)	45,336
Net cash provided by (used) in operating activities	37,784	(237,475)	(280,021)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	323,595	326,334	334,575
Purchase of marketable debt securities	(237,142)	(125,757)	(443,942)
Purchase of intangible assets	(58,157)	(36,212)	(41,591)
Payment of milestone	—	(65,000)	—
Other	(404)	(40)	(668)
Net cash provided by (used in) investing activities - continuing operations	27,892	99,325	(151,626)
Net cash provided by investing activities - discontinued operations	—	—	207,402
Net cash provided by investing activities	27,892	99,325	55,776

	For the year ended December 31,
	2025	2024	2023
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(2,100)	(2,100)	(2,100)
Repayment of 2025 convertible senior notes	(68,904)	—	—
Proceeds from the issuance of common stock, net of issuance costs	—	134,738	191,198
Proceeds from the issuance of pre-funded warrants, net of issuance costs	—	—	24,630
Proceeds from exercise of stock options	34,745	4,452	3,240
Proceeds from the issuances under the employee stock purchase plan	2,792	2,332	3,166
Net cash (used in) provided by financing activities - continuing operations	(33,467)	139,422	220,134
Net cash used in financing activities - discontinued operations	—	—	(1,382)
Net cash (used in) provided by financing activities	(33,467)	139,422	218,752
Effect of exchange rate changes on cash	2,291	(913)	1,981
Net increase (decrease) in cash and cash equivalents	34,500	359	(3,512)
Cash and cash equivalents, beginning of year	58,535	58,176	61,688
Cash and cash equivalents, end of year	$93,035	$58,535	$58,176

Supplemental Disclosure of Cash Flow Information:
Operating cash flows used for operating leases	$6,578	$6,392	$6,315
Cash paid for interest	$8,838	$8,838	$8,838
Non-cash investing and financing activities:
Accrued royalty in excess of minimum payable to the sellers of Thiola	$14,280	$15,436	$16,206
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
Discontinued Operations - Sale of Bile Acid Product Portfolio
In July 2023, Travere entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mirum Pharmaceuticals, Inc. ("Mirum Pharmaceuticals" or “Mirum”), pursuant to which Mirum agreed to purchase from Travere substantially all of the assets primarily related to Travere’s business of development, manufacture (including synthesis, formulation, finishing or packaging) and commercialization of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the “Products”) (collectively, the "bile acid business"). In August 2023, the Company and Mirum consummated the transactions contemplated by the Purchase Agreement (the “Closing”). In connection with the Closing, Mirum paid Travere an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, Travere is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products. The Company has reflected the bile acid business as a discontinued operation in the consolidated financial statements for all periods presented. Mirum achieved the first such milestone based on its annual net sales in 2025, and Travere recognized a milestone payment of $25.0 million for the year ended December 31, 2025 in discontinued operations, as a result of such achievement. See Note 19 for further discussion.
Unless otherwise noted, amounts and disclosures throughout the Notes to the consolidated financial statements relate to the Company's continuing operations.
Approved Products:
FILSPARI® (sparsentan)
In September 2024, the FDA granted full approval of FILSPARI® (sparsentan) to slow kidney function decline in adults with primary Immunoglobulin A nephropathy (IgAN) who are at risk of disease progression. FILSPARI had previously been granted accelerated approval in February 2023 based on the surrogate marker of proteinuria. Full approval was based on positive long-term confirmatory results from the PROTECT Study demonstrating that FILSPARI significantly slowed kidney function decline over two years compared to irbesartan.
FILSPARI is the only oral, once-daily, non-immunosuppressive medication that directly targets glomerular injury in the kidney by blocking two critical pathways of IgAN disease progression (endothelin-1 and angiotensin II).
In September 2021, the Company entered into a license and collaboration agreement (the "CSL Vifor License Agreement") with Vifor (International) Ltd. ("CSL Vifor"). In April 2024, the Company and CSL Vifor announced that the European Commission had granted conditional marketing authorization (“CMA”) for FILSPARI (sparsentan) for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ("UPCR") ≥0.75 g/g), and in April 2025, the Company and CSL Vifor announced that the European Commission had converted the CMA into a standard marketing authorization (“MA”) for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or UPCR ≥0.75 g/g). The MA was granted for all member states of the European Union, as well as in Iceland, Liechtenstein and Norway. As a result of the standard MA approval, the Company received a regulatory milestone payment of $17.5 million in May 2025 under the terms of the CSL Vifor License Agreement. FILSPARI became commercially available in Europe under the CMA in August 2024, with an initial launch in Germany and Austria. In October 2024, the Company and CSL Vifor announced that Swissmedic had granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or UPCR ≥0.75 g/g). In April 2025, the Medicines and Healthcare products Regulatory Agency ("MHRA") in the UK converted its conditional approval of FILSPARI in IgAN to standard approval. During the third quarter of 2025, the Company recognized a $40.0 million market access milestone from CSL Vifor; payment was received in the fourth quarter of 2025.
In January 2024, the Company entered into an exclusive licensing agreement (the "Chugai License Agreement") with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy in November 2024. In the fourth quarter of 2025, Renalys announced positive topline results from its Phase 3 study of sparsentan in Japanese patients with IgAN. Renalys has also announced that it has reached an agreement with the PMDA regarding development plans for two other Phase 3 clinical trials of sparsentan, one investigating the use of sparsentan in focal segmental glomerulosclerosis (FSGS) and the other in Alport syndrome, in Japan. In the fourth quarter of 2025, Renalys was acquired by and merged into Chugai Pharmaceutical Co., Ltd. (“Chugai”). Through the acquisition, Chugai gained exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. As a minority shareholder in Renalys, Travere received $10.2 million at the closing of the transaction and Travere is also eligible to receive multiple milestones according to the progress of sparsentan regulatory approval, and consideration linked to sparsentan's net sales in the applicable territory. Under the terms of the licensing agreement, Chugai is responsible for development, regulatory matters, and commercialization in the licensed territories. Chugai plans to file for the regulatory approval for sparsentan in Japan in 2026.
Thiola® and Thiola EC® (tiopronin tablets)
Thiola® and Thiola EC® (tiopronin tablets) are approved in the United States for the prevention of cystine (kidney) stone formation in patients with severe homozygous cystinuria.
Clinical-Stage Programs:
Sparsentan for the treatment of FSGS
Sparsentan remains a novel investigational product candidate which has been granted Orphan Drug Designation for the treatment of FSGS in the U.S. and the European Economic Area countries (the “EEA”). In December 2023, the Company announced that it had completed a planned Type C meeting with the FDA to discuss results from the Phase 3 DUPLEX Study of sparsentan in FSGS. The FDA acknowledged the high unmet need for approved therapies as well as the challenges in studying FSGS but indicated that the two-year results from the Phase 3 DUPLEX Study alone were not sufficient to support an sNDA submission. In February 2025, the Company announced that it had completed a Type C meeting with the FDA and in March 2025, the Company announced that it had submitted an sNDA to the FDA seeking traditional approval of FILSPARI for the treatment of FSGS. In May 2025, the Company announced that the FDA accepted the sNDA, assigned a Prescription Drug User Fee Act ("PDUFA") target action date of January 13, 2026, and initially indicated that it planned to hold an advisory committee meeting to discuss the application. In September 2025, following further review of the sNDA, the FDA informed the Company that an advisory committee meeting was no longer needed. In January 2026, the FDA extended the review timeline of the sNDA, and that the new PDUFA target action date is April 13, 2026. The extension followed the recent submission of responses requested by the FDA to further characterize the clinical benefit of FILSPARI. The FDA determined that the additional responses constituted a Major Amendment to the sNDA and extended the action date accordingly. The sNDA remains under review by the FDA with a PDUFA target action date of April 13, 2026.
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
In September 2024, the Company announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause was enacted following the Company's determination that the desired drug substance profile was not achieved in the initial scale-up process, and it enabled the Company to address necessary process improvements in manufacturing scale-up to support initial commercial scale manufacturing as well as full enrollment in the HARMONY Study. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials in which they are participating. Following further optimization of the manufacturing process in 2025, the Company restarted enrollment activities for the pivotal Phase 3 HARMONY Study in the first quarter of 2026.
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
Inventory, net of reserves, consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$24,169	$30,552
Work in process	2,348	7,625
Finished goods	9,638	3,679
Total inventory	$36,155	$41,856
Classified as:
Inventory	$5,875	$6,200
Long-term inventory	30,280	35,656
Total inventory	$36,155	$41,856
The balance classified as long-term inventory consists of raw materials, work in process and finished goods for both Thiola and FILSPARI as of December 31, 2025. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption.
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
The following table summarizes cost of goods sold for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold - product sales	$5,813	$7,446	$8,406
Cost of goods sold - license and collaboration	4,526	298	3,044
Total cost of goods sold	$10,339	$7,744	$11,450
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

Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), the Company expensed the production of active pharmaceutical ingredients purchased to support the commercial launch of FILSPARI, in research and development expenses. For the year ended December 31, 2025, sales of FILSPARI primarily consisted of zero-cost inventories. As of December 31, 2025 the zero-cost inventory remaining was immaterial. The Company began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
For the year ended December 31, 2023, the Company's evaluation of excess inventory and obsolescence considered certain minimum purchase obligations, which in combination with lower forecasted sales of FILSPARI resulted in a $3.2 million charge to cost of goods sold. The charge to cost of goods of sold included a $2.1 million write-down of inventory balances and $1.1 million accrued for firm purchase commitments.
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
Advertising Expenses
Advertising costs are expensed as incurred. The Company incurred $14.7 million, $7.8 million and zero in advertising costs during the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company's diluted earnings/(loss) per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, convertible debt and RSUs using the treasury stock method. The treasury stock method reduces the number of shares issuable by the shares assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings/(loss) per share calculation. As the Company has reported net losses for all periods presented, all potentially dilutive securities are antidilutive and, accordingly, basic net loss per share equals diluted net loss per share. In accordance with ASC 260, Earnings per Share, if a company had a discontinued operation, the company uses income from continuing operations, adjusted for preferred dividend and similar adjustments, as its control number to determine whether potential common shares are dilutive.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.
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
Accounts Receivables, Net
Trade accounts receivable are recorded net of reserves for prompt pay discounts and expected credit losses. Estimates for allowances for credit losses are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for credit losses was zero at both December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, provision for credit losses was immaterial. The Company's evaluation of credit losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses. As of December 31, 2025 the Company's accounts receivable balance includes a $25.0 million milestone payment from Mirum. See Note 19 for further discussion.

Supplier Concentration Risk
The Company has no manufacturing capabilities and relies on third party manufacturers who are sole source suppliers for manufacturing of its products. The Company intends to rely on third-party manufacturers for the long-term commercial supply of Thiola and FILSPARI and for its development stage product candidates, including sparsentan for the treatment of FSGS and pegtibatinase. The Company expects the manufacturers of each product or product candidate to, at least initially and potentially for a significant period of time, be single source suppliers to the Company.
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
The Company recognizes income from sublet office space on a straight-line basis over the term of the sublease, recorded in other income in the Consolidated Statements of Operations and Comprehensive Loss.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at December 31, 2025 as such royalties are not yet probable and estimable.
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
Assets and liabilities recorded as a result of consolidating the financial results of the VIE into the Company’s Consolidated Balance Sheets do not represent additional assets that could be used to satisfy claims against the Company’s general assets or liabilities for which creditors have recourse to the Company’s general assets.
Equity Securities
The Company applies the equity method of accounting for investments when it has significant influence, but no controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in joint steering committees and material intercompany transactions. Upon investment, the Company evaluates any basis difference between the carrying value and fair value of the Company's proportionate share of the investee's net assets. Basis differences relating to in-process research and development (IPR&D) are expensed when the investee is not considered a business as defined in ASC 805, Business Combinations, due to substantially all of the estimated fair value of the gross assets being concentrated in a group of similar IPR&D assets with no alternative future use. For the year ended December 31, 2025, the Company did not record any basis adjustments. For the year ended December 31, 2024, the Company recognized $3.4 million in other income (expense), net for these basis adjustments and reduced the equity method investment's carrying value to zero, as the Company's proportionate share of the basis difference exceeded the carrying value. See Note 5 for further discussion. Investments accounted for using the equity method are be reported on a lag of up to three months if the financial statements of the investee are not available in sufficient time for the Company to apply the equity method as of the current reporting date.
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
An aggregate loss of $0.3 million, $0.7 million and a gain of $0.5 million arising from foreign exchange transactions is included in other income (expense), net for the years ended December 31, 2025, 2024 and 2023, respectively.
The results and financial position of the Company that have a functional currency different from the U.S. dollar are translated as follows:
a.assets and liabilities presented are translated at the closing exchange rate as of December 31, 2025 and 2024;
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

The following table summarizes the foreign currency translation adjustment included in accumulated other comprehensive loss for the year ended December 31, 2025, 2024 and 2023 (in thousands):

	Foreign Currency Translation Adjustments included in Accumulated Other Comprehensive Loss
	2025	2024	2023
Balance at January 1,	$(34)	$(1,456)	$415
Foreign currency translation adjustments	(945)	1,422	(1,871)
Balance at December 31,	$(979)	$(34)	$(1,456)
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
In December 2023, the Company initiated a restructuring plan that resulted in a reduction of its workforce, primarily impacting non-field-based employees. Restructuring costs were primarily comprised of one-time termination benefits, including severance, continuation of health insurance coverage, and other benefits for a specified period of time. The Company recognized $2.4 million during the year ended December 31, 2024, including $1.2 million related to the impairment of operating lease right-of-use assets and related leasehold improvements, as well as disposal costs associated with the sublease of office space. As of December 31, 2024, the Company had recognized total costs of $13.8 million in connection with the restructuring and no such expenses were incurred for the year ended December 31, 2025.

The following table summarizes the cash payments and accruals, included in accrued expenses of the Consolidated Balance Sheets, related to the restructuring for the year ended December 31, 2024 (in thousands):

2024
Liability balance at January 1,	$11,421
Restructuring expenses	2,438
Non-cash impairment and disposal charges	(856)
Payments	(12,929)
Foreign currency impact	(74)
Liability balance at December 31,	$—
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures. This ASU does not change accounting for income taxes but requires new disclosures focusing on two areas, the effective rate reconciliation and taxes paid. The Company adopted the standard and applied the disclosure requirements on a prospective basis as required for the year ended December 31, 2025.
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
In September 2025, the FASB issued ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this standard on the Company’s accounting policies and the financial statements.
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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the years ended December 31, 2025, 2024 and 2023, adjustments to net product revenue related to performance obligations satisfied in previous periods were $1.1 million, $0.5 million, and $0.4 million, respectively.
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

The following table summarizes net product sales for the year ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
FILSPARI	$322,005	$132,222	$29,208
Tiopronin products	88,455	94,485	98,329
Total net product sales	$410,460	$226,707	$127,537
NOTE 4. COLLABORATION AND LICENSE AGREEMENTS
License Agreement with CSL Vifor
In September 2021, the Company entered into the CSL Vifor License Agreement, pursuant to which the Company granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in Europe, Australia and New Zealand. In June 2025, the CSL Vifor License Agreement was amended in order to expand the license to cover additional countries ("CSL Vifor Licensed Territories") and to provide that the license rights to each additional country will revert to the Company if CSL Vifor does not take certain specified actions within specified timelines with respect to such country. CSL Vifor also has first right of negotiation to expand the licensed territories into Canada and/or Mexico.
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
Under the License Agreement, CSL Vifor is responsible for all commercialization activities in the CSL Vifor Licensed Territories. The Company remains responsible for the worldwide clinical development of sparsentan through regulatory approval as defined. Development costs for any post regulatory approval development activities, subject to approval by both parties, will be borne by the Company and CSL Vifor as defined, respectively. The CSL Vifor License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for FILSPARI in the CSL Vifor Licensed Territories. Each party has the right to terminate the CSL Vifor License Agreement for the other party’s uncured material breach, insolvency or if the time required for performance under the CSL Vifor License Agreement by the other party is extended due to a force majeure event that continues for six months or more.
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
The Company determined the initial transaction price under the CSL Vifor License Agreement totaled $55.0 million, consisting of the fixed non-refundable upfront payment. The variable regulatory and access related milestones were considered variable consideration and excluded from the transaction price given the substantial uncertainty at inception related to their achievement, based on the most likely amount method. Sales-based milestone payments and royalties on net sales were excluded from the transaction price and are recognized at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated have been satisfied. The Company re-evaluates the transaction price for each reporting period and as uncertainties are resolved.
The Company concluded that CSL Vifor represented a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the CSL Vifor License Agreement. In accordance with this guidance, the Company concluded at inception that the promise to grant the license is distinct from the promise to provide clinical development services resulting in two performance obligations. As a result, the Company allocated $12.0 million of the transaction price, based on the performance obligations' relative standalone selling prices, to the license, which was recognized in full in 2021. The remaining $43.0 million of the transaction price was allocated to the clinical development activities and recorded as deferred revenue, which was recognized over the development period based upon the ratio of costs incurred to date to the total estimated costs through June 30, 2025.

For the year ended December 31, 2025, the Company achieved a market access milestone in the UK and European Union of $40.0 million and a regulatory milestone as a result of the European Commission granting standard MA approval of $17.5 million that were added to the transaction price under the most likely amount method and recognized in full.
For the years ended December 31, 2025, 2024 and 2023, royalties on net sales, recorded when the related sales occur, were $5.9 million, $0.6 million and zero, respectively.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $71.0 million, $6.5 million and $17.7 million, respectively, in license and collaboration revenue associated with the CSL Vifor License Agreement.
Deferred revenue related to the clinical development activities as of December 31, 2025 and 2024 was zero and $2.8 million, respectively, classified as current in the Consolidated Balance Sheets.
The following table sets forth a summary of changes in deferred revenue for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Deferred Revenue
	2025	2024	2023
Balance at January 1,	$2,815	$8,931	$22,907
License and collaboration revenue	(2,872)	(5,847)	(14,363)
Foreign currency impact	57	(269)	387
Balance at December 31,	$—	$2,815	$8,931
Licensing Agreement with Chugai
In January 2024, the Chugai License Agreement came into effect, pursuant to which, the Company granted an exclusive license to Renalys (which has since been merged with and into Chugai) for the development and commercialization of sparsentan in Japan and other specified Asian countries ("Chugai Licensed Territories"). In October 2025, the Chugai License Agreement was amended to remove certain specified countries from the Chugai Licensed Territories. Under the terms of the Chugai License Agreement, the Company received a non-refundable upfront payment and will be eligible to receive up to $120.0 million in aggregate regulatory, development and sales-based milestones. The Company is also entitled to receive tiered double-digit to mid-20 percent royalties of annual net sales of sparsentan in the Chugai Licensed Territories. In addition, the Company received an option to purchase shares of common stock of Renalys (“Option Agreement”), which it exercised in January 2024. The Company also had the option to purchase all equity securities of Renalys at any time prior to the top-line results of the Phase 3 trial in Japan (“Buyout Right”).
Under the Chugai License Agreement, Chugai is responsible for all development and commercialization activities in the Chugai Licensed Territories. The Company will retain all rights to sparsentan in the United States and rest of world outside of the CSL Vifor Licensed Territories and Chugai Licensed Territories, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada and/or Mexico. The Chugai License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for sparsentan in the Chugai Licensed Territories. Each party has the right to terminate the Chugai License Agreement for the other party’s uncured material breach or insolvency, or if the time required for performance under the Chugai License Agreement by the other party is extended due to a force majeure event that continues for nine months or more. Chugai may terminate the Chugai License Agreement for any reason upon prior written notice to the Company. The Company may terminate the Chugai License Agreement if Chugai abandons development in Japan or South Korea prior to first commercial sales of sparsentan in either Japan or South Korea.
The Company assessed the Chugai License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the Scope of ASC 808, Collaborative Arrangements of active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Both parties participate on a joint steering committee overseeing the development and commercial activities. Also, both parties are exposed to significant risks and rewards based on the economic outcomes of regulatory approvals and commercialization of sparsentan.
The Company determined the transaction price under the Chugai License Agreement totaled $8.3 million, consisting of the fixed non-refundable upfront payment, milestone payment and estimated fair value of the Option Agreement. The variable development-related milestones were excluded from the transaction price given the substantial uncertainty related to their achievement under the most likely amount method. Sales-based milestone payments and royalties on net sales were excluded from the initial transaction price and will be recognized at the later of when the related sales occur or when the performance obligation to which the sales-based milestone or royalty has been allocated has been satisfied.
The Company concluded that Chugai represents a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the Chugai License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct, resulting in one performance obligation as the license has stand-alone functionally at contract inception. The Buyout Right precluded transferring control of the license to Renalys under ASC 606 and the Company’s option to repurchase the common stock at a price greater than the original license premium results in accounting for the Chugai License Agreement as a financing arrangement. The transaction price was recorded in other current liabilities as a result of the Buyout Right as of December 31, 2024. During the year ended December 31, 2025, the Buyout Right was relinquished and the Company recognized the Renalys deferred revenue amount of $9.3 million in license and collaboration revenue.
See Note 5 for further discussion of VIEs.
NOTE 5.    VARIABLE INTEREST ENTITIES
Stock Purchase and Collaboration Agreement with PharmaKrysto
In March 2022, the Company entered into a Collaboration Agreement with PharmaKrysto Limited (“PharmaKrysto”), a privately held pre-clinical stage company and concurrently entered into a Stock Purchase Agreement (together, the "Agreements") whereby the Company acquired 5% of the outstanding common shares of PharmaKrysto. The Agreements granted the Company an option to purchase the remaining outstanding shares of PharmaKrysto for $5.0 million upon the occurrence of a subsequent pre-clinical milestone, which expired on March 8, 2025. As the option was not exercised by the Company prior to expiration, the rights granted to the Company under the Agreements ceased, and the previously purchased common shares were transferred back to PharmaKrysto for immaterial consideration. The Company deconsolidated PharmaKrysto as of March 8, 2025, resulting in an immaterial amount recognized in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2025. The consolidated assets and liabilities as of December 31, 2024 were immaterial. The results of operations were not significant for the years ended December 31, 2025, 2024 and 2023.
Licensing Agreement with Chugai
In January 2024, the Chugai License Agreement between the Company and Renalys (which has since been acquired by and merged into Chugai) came into effect and the Company exercised its option to purchase shares of common stock of Renalys. The Company determined that Renalys was a VIE as they could require additional funding to support development and commercial activities. The Company had variable interests in Renalys, including an equity interest, Buyout Right and performance-related payments under the Chugai License Agreement that absorb variability from the performance of Renalys.
In order to determine the primary beneficiary of Renalys, the Company evaluated its variable interest to identify if the Company had the power to direct the activities that most significantly impact the economic performance. Based upon the capital structure, governing documents and overall business operations, the Company determined that it was not the primary beneficiary as it did not have the power to direct the activities that most significantly impact the economic performance of Renalys and did not have an obligation to absorb losses.
The carrying amount of the liabilities related to the Company’s variable interests was zero and $8.9 million as of December 31, 2025 and 2024, respectively, included in other current liabilities in the Company’s Consolidated Balance Sheets. During the year ended December 31, 2025, the Buyout Right was relinquished and the Company recognized the deferred revenue balance of $9.3 million in license and collaboration revenue. In the fourth quarter of 2025, Renalys was acquired by and merged into Chugai. The Company sold its equity interest in Renalys to Chugai as part of the acquisition and recognized a gain of $10.2 million in other income (expense), net.
NOTE 6.    MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of December 31, 2025 and 2024 were composed of available-for-sale commercial paper, corporate debt securities, securities of government-sponsored entities and municipal bonds. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.

Marketable debt securities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Marketable debt securities:
Commercial paper	$62,988	$73,325
Corporate debt securities	151,777	203,816
Securities of government-sponsored entities	9,993	35,025
Municipal bonds	5,003	—
Total available-for-sale marketable debt securities	$229,761	$312,166
In addition to funding operations, the decrease in the marketable debt securities balance as of December 31, 2025 is due to the repayment of convertible notes in September 2025. See Note 7 for further discussion.
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2025 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$62,974	$20	$(6)	$62,988
Corporate debt securities	Less than 1	77,414	12	(33)	77,393
Municipal bonds	Less than 1	5,000	3	—	5,003
Total maturity less than 1 year		145,388	35	(39)	145,384
Corporate debt securities	1 to 2	74,389	69	(74)	74,384
Securities of government-sponsored entities	1 to 2	10,000	—	(7)	9,993
Total maturity 1 to 2 years		84,389	69	(81)	84,377
Total available-for-sale marketable debt securities		$229,777	$104	$(120)	$229,761
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2024 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$73,410	$1	$(86)	$73,325
Corporate debt securities	Less than 1	203,395	483	(62)	203,816
Securities of government-sponsored entities	Less than 1	34,993	33	(1)	35,025
Total available-for-sale marketable debt securities		$311,798	$517	$(149)	$312,166
During 2025 and 2024, realized gains and losses on marketable debt securities were immaterial. As of December 31, 2025 and December 31, 2024, the accrued interest receivable related to the Company's marketable debt securities was $1.3 million and $2.3 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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

The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position reported as of December 31, 2025 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$12,317	$6	$—	$—	$12,317	$6
Corporate debt securities	118,443	107	—	—	118,443	107
Securities of government-sponsored entities	9,993	7	—	—	9,993	7
Total	$140,753	$120	$—	$—	$140,753	$120
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position reported as of December 31, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$68,446	$86	$—	$—	$68,446	$86
Corporate debt securities	40,112	56	9,969	6	50,081	62
Securities of government-sponsored entities	—	—	4,975	1	4,975	1
Total	$108,558	$142	$14,944	$7	$123,502	$149
As of December 31, 2025 and December 31, 2024, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $140.9 million and $123.7 million, respectively.
As of December 31, 2025 and December 31, 2024, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The decrease in unrealized losses for the year ended December 31, 2025 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.
NOTE 7.    CONVERTIBLE DEBT
The composition of the Company’s convertible senior notes are as follows (in thousands):

	December 31, 2025	December 31, 2024
2.25% convertible senior notes due 2029	$316,250	$316,250
2.50% convertible senior notes due 2025	—	68,904
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(4,526)	(5,940)
Unamortized debt issuance costs - 2.50% convertible senior notes due 2025	—	(226)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$311,724	$378,988
Classified as:
Convertible debt, current portion	$—	$68,678
Convertible debt, less current portion	311,724	310,310
Total convertible debt	$311,724	$378,988
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At December 31, 2025 and December 31, 2024 accrued interest on the 2029 Notes of $2.4 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2029 Notes at December 31, 2025.

The 2029 Notes are classified as long-term convertible debt on the Company's Consolidated Balance Sheets at December 31, 2025 and December 31, 2024.
Convertible Senior Notes Due 2025
On September 10, 2018, the Company completed a registered underwritten public offering of $276.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2025 ("2025 Notes"), and entered into a base indenture and supplemental indenture agreement (collectively, the "2025 Indenture") with respect to the 2025 Notes.
The net proceeds from the issuance of the 2025 Notes were approximately $267.2 million, after deducting commissions and the offering expenses of $8.8 million payable by the Company. On March 11, 2022, the Company completed its repurchase of $207.1 million aggregate principal amount of 2025 Notes for cash, including accrued and unpaid interest, for a total of $213.8 million. After giving effect to the repurchase the total remaining principal amount outstanding under the 2025 Notes was $68.9 million. On September 15, 2025, the 2025 Notes matured and the Company repaid the remaining principal amount outstanding of $68.9 million plus accrued interest.
Interest Expense
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$8,336	$8,838	$8,838
Amortization of debt issuance costs	1,640	1,725	1,718
Total interest expense for the 2025 and 2029 Notes	$9,976	$10,563	$10,556
Total interest expense recognized for the years ended December 31, 2025, 2024 and 2023 was $10.7 million, $11.2 million and $11.3 million, respectively.
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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of December 31, 2025 and 2024, the fair value of the Company's 2.25% Convertible Senior Notes due 2029, which were issued in 2022, was $448.3 million and $302.1 million, respectively. As of December 31, 2024, the fair value of the Company's 2.50% Convertible Senior Notes due 2025, now repaid, was $68.2 million. The fair values were estimated utilizing market quotations and are considered Level 2.

The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of December 31, 2025 (in thousands):

	As of December 31, 2025	Fair Value Hierarchy at December 31, 2025
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$93,035	$93,035	$—	$—
Marketable debt securities, available-for-sale	229,761	—	229,761	—
Total	$322,796	$93,035	$229,761	$—
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
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s long-lived assets are measured at fair value on a nonrecurring basis when there are indicators of impairment and a loss is recognized. During the year ended December 31, 2025, there were no impairments to long-lived assets. During the year ended December 31, 2024, the Company recorded impairment charges of $1.2 million on right-of-use assets, property and equipment, and other capitalized assets as the fair value of the asset group was less than their carrying value. The fair value of the asset group was determined under the income approach based on projected future cash flows from the operating sublease discounted by a risk adjusted rate of 6.9%. The Company classified the fair value of the asset group as Level 3. See Note 18 for further discussion.
NOTE 9.    INTANGIBLE ASSETS
Amortizable Intangible Assets
Ligand License Agreement
In 2012, the Company entered into the Ligand License Agreement with Ligand for a worldwide sublicense to develop, manufacture and commercialize sparsentan. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through December 31, 2025, the Company has capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and Bristol-Myers Squibb Company ("BMS")) an escalating royalty between 15% and 17% of net sales of sparsentan, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI (sparsentan). For the years ended December 31, 2025 and 2024, the Company capitalized $54.3 million and $20.3 million, respectively, to intangible assets for royalties owed on net sales of FILSPARI. The cost of the milestone payments and royalty payments are being amortized to selling, general and administration on a straight-line basis through April 30, 2033.
Mission License Agreement
In 2014, the Company entered into the Mission License Agreement in which the Company obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. The initial term of the license was 10 years and was subsequently amended through 2029. The Company paid

Mission an up-front license fee of $3.0 million and during the term of the agreement will pay the greater of $2.1 million, representing the guaranteed minimum royalty, or 20% of the Company’s net sales of Thiola during each calendar year.
The present value of guaranteed minimum royalties payable using a discount rate ranging from approximately 7% to 11% based on the Company’s then borrowing rate is $6.6 million and $8.2 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the guaranteed minimum royalty current and long-term liability was approximately $2.1 million and $4.5 million, respectively, and $2.1 million and $6.1 million, respectively, as of December 31, 2024, recorded in other current and non-current liabilities, respectively, in the Consolidated Balance Sheets.
The Company has capitalized $185.3 million related to the Thiola intangible asset which consists of the up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payment obligations through December 31, 2025 in excess of minimum royalties. In 2025 the Company recorded $14.3 million to the intangible asset related to royalties in excess of the minimum. Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at December 31, 2025, as such royalties are not yet probable and estimable. The cost of the milestone payments and royalty payments are being amortized to selling, general and administration on a straight-line basis through March 31, 2026.
Amortizable intangible assets as of December 31, 2025 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ligand license	11	$108,163	$(13,645)	$94,518
Mission license	12	185,304	(166,707)	18,597
Total amortizable intangible assets		$293,467	$(180,352)	$113,115
Amortizable intangible assets as of December 31, 2024 (in thousands):

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ligand license	11	$53,268	$(5,769)	$47,499
Mission license	12	171,025	(115,303)	55,722
Total amortizable intangible assets		$224,293	$(121,072)	$103,221
The following table summarizes amortization expense for the year ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Selling, general and administrative	$59,210	$41,739	$29,021
Research and development	—	—	7,261
Total amortization expense	$59,210	$41,739	$36,282
As of December 31, 2025, amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2026	$31,479
2027	12,888
2028	12,922
2029	12,888
2030	12,888
Thereafter	30,050
Total	$113,115
There were no impairments related to finite-lived intangible assets in the years ended December 31, 2025, 2024 and 2023.

NOTE 10.    ACCRUED EXPENSES
Accrued expenses consist of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Compensation related costs	$41,515	$35,166
Sales discounts, rebates, and allowances	30,595	10,585
Accrued royalties	22,703	12,309
Research and development	16,027	16,090
Selling, general and administrative	9,818	6,154
Miscellaneous accrued expenses	5,377	5,724
Total accrued expenses	$126,035	$86,028
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
In accordance with ASC 450, Contingencies, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. In March 2024, the Company recognized $65.2 million in IPR&D expense upon the achievement of a development milestone, which was paid during the second quarter of 2024 and recorded within investing activities in the Consolidated Statements of Cash Flows. As of December 31, 2025, no contingent cash payments have been accrued.
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

2018 Equity Incentive Plan
The Company's 2018 Equity Incentive Plan (the "2018 Plan") is the successor to and continuation of the Company's 2015 Equity Incentive Plan (the "2015 Plan") and the Company's 2014 Equity Incentive Plan (the "2014 Plan", and together with the 2015 Plan, the "Prior Plans"). Unallocated shares under the Prior Plans are no longer available for issuance under the Prior Plans, and have instead been added to the shares available for issuance under the 2018 Plan. The 2018 Plan, as amended, and including the unallocated shares of the Prior Plans, provides for a total of 22,384,114 shares to be issued, plus the Prior Plans' returning shares, if any, which become available for grant under the 2018 Plan from time to time. Options issued under the 2018 Plan will generally expire ten years from the date of grant and vest over a four-year period. As of December 31, 2025, there were 7,135,921 shares reserved for future issuance under the 2018 Plan.
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
As of December 31, 2025, there were 2,780,000 shares authorized and 1,089,373 shares reserved for future issuance under the 2017 ESPP.
Stock Options
The fair values of stock option grants during the years ended December 31, 2025, 2024 and 2023 were calculated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized over the period of service, generally the vesting period. The following weighted average assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the specified reporting periods:

	Year Ended December 31,
	2025	2024	2023
Risk free rate	4.4%	3.9%	3.9%
Expected volatility	62%	59%	50%
Expected life (in years)	6.4	6.4	6.4
Expected dividend yield	—	—	—
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

The following table summarizes our stock option activity and related information for the year ended December 31, 2025:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	9,283,331	$20.13	5.51	$16,408
Granted	1,484,200	$20.65
Exercised	(1,869,242)	$18.63		$23,247
Forfeited and expired	(656,860)	$28.29
Outstanding at December 31, 2025	8,241,429	$19.91	5.89	$150,796
Vested and expected to vest at December 31, 2025	8,241,429	$19.91	5.89	$150,796
Exercisable at December 31, 2025	5,813,961	$20.83	4.77	$101,064
The aggregate intrinsic value of stock options exercised in the years ended December 31, 2025, 2024 and 2023 was $23.2 million, $2.0 million, and $1.4 million, respectively.
The weighted average grant date fair value of options granted was $12.86, $5.10, and $11.66 during the years ended December 31, 2025, 2024 and 2023, respectively. The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock of $38.21, $17.42 and $8.99 as of December 31, 2025, 2024 and 2023, respectively. Unrecognized compensation cost associated with unvested stock options amounts to $20.7 million as of December 31, 2025, which will be expensed over a weighted average remaining vesting period of 2.4 years.
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
Restricted Stock Units
As of December 31, 2025, there was approximately $58.5 million of unrecognized compensation cost related to restricted stock units ("RSUs") granted. This amount is expected to be recognized over a weighted average period of 2.5 years.
The following table summarizes our restricted stock unit activity for the year ended December 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2024	3,517,263	$15.41
Granted	2,662,490	$20.68
Vested	(1,314,671)	$16.72
Forfeited/cancelled	(297,715)	$16.69
Unvested December 31, 2025	4,567,367	$18.02
The fair value of restricted stock units vested for the years ended December 31, 2025, 2024 and 2023 was $22.0 million, $22.8 million, and $18.7 million, respectively. The weighted average grant date fair value for stock awards granted during the years ended December 31, 2025, 2024 and 2023 was $20.68, $9.07 and $21.20, respectively.
Performance-based Stock Units
Performance-based stock units ("PSUs") are subject to vest only if certain specified criteria are achieved. A target number of shares is established for each award; however, the actual number of shares that are issued when an award vests may range from zero to 200% of the target amount depending upon the level of achievement of the applicable performance metric. As of December 31, 2025, there was approximately $0.1 million of unrecognized compensation cost related to PSUs granted and deemed probable of vesting. This amount is expected to be recognized over a weighted average period of 0.4 years.

The following table summarizes our performance-based stock unit activity for the year ended December 31, 2025:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested December 31, 2024	216,208	$18.34
Granted	88,000	$20.46
Vested	(70,604)	$27.54
Forfeited/cancelled	—	—
Unvested December 31, 2025	233,604	$16.35
The fair value of PSUs vested for the years ended December 31, 2025, 2024 and 2023 was $1.9 million, $1.5 million, and $0.3 million, respectively. The weighted average grant date fair value for performance-based stock awards granted during the years ended December 31, 2025, 2024 and 2023 was $20.46, $8.93 and $22.40, respectively.
Share Based Compensation
Total non-cash stock-based compensation expense consisted of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative expenses	$28,187	$22,735	$27,111
Research and development expenses	16,681	14,178	17,135
Total stock-based compensation expense	$44,868	$36,913	$44,246
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
Basic and diluted net loss per share is calculated as follows (net loss amounts are stated in thousands):

	For the year ended December 31,
	2025			2024			2023
	Shares	Net (loss) income	EPS	Shares	Net loss	EPS	Shares	Net (loss) income	EPS
Continuing operations	89,211,813	$(50,261)	$(0.57)	78,888,861	$(320,630)	$(4.07)	74,267,418	$(376,333)	$(5.07)
Discontinued operations	89,211,813	24,715	0.28	78,888,861	(915)	(0.01)	74,267,418	264,934	3.57
Basic and diluted loss per share	89,211,813	$(25,546)	$(0.29)	78,888,861	$(321,545)	$(4.08)	74,267,418	$(111,399)	$(1.50)

For the years ended December 31, 2025, 2024 and 2023, the following weighted-average number of common stock equivalents were excluded because they were anti-dilutive:

	For the year ended December 31,
	2025	2024	2023
Convertible debt	11,172,474	11,697,953	11,697,952
Options	9,665,404	10,447,541	10,555,550
Restricted stock units and performance-based stock units	4,437,355	3,780,441	3,417,245
Total anti-dilutive shares	25,275,233	25,925,935	25,670,747
NOTE 14.    INCOME TAXES
For financial reporting purposes, net loss from continuing operations before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(2,713)	$(152,356)	$(293,283)
Foreign	(46,560)	(168,154)	(82,827)
Total	$(49,273)	$(320,510)	$(376,110)
The components of the provision for income taxes, in the Consolidated Statements of Operations are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State	988	120	223
Foreign	—	—	—
Total current	988	120	223
Deferred
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total tax provision	$988	$120	$223
In July 2025 the One Big Beautiful Bill Act was signed into law, which enacts significant changes to U.S. tax and related laws. The legislation did not have a material impact on the Company's income tax expense for the year ended December 31, 2025, nor did it materially change the Company's effective income tax rate for 2025.

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	2025
	Amount	Percentage
Statutory rate - federal	$(10,347)	(21.00)%
State taxes, net of federal benefit*	701	1.42%
Foreign tax effects
Switzerland
Statutory tax rate differences	5,831	11.83%
Changes in valuation allowances	3,758	7.63%
Other	207	0.42%
Other foreign jurisdictions
Other	(18)	(0.04)%
Tax credits
Orphan drug credits	(16,224)	(32.93)%
Return to provision adjustments	(2,517)	(5.10)%
Changes in valuation allowances	16,275	33.03%
Nontaxable or nondeductible items
Executive compensation	1,710	3.47%
Share-based awards	1,246	2.53%
Other	442	0.90%
Change in unrecognized tax benefits	(1,456)	(2.96)%
Other adjustments
Return to provision adjustments and other true-ups	1,380	2.80%
Effective tax rate	$988	2.00%
* State taxes in California, Michigan and New Jersey for 2025 made up the majority (greater than 50%) of the tax effect in this category.
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate expressed as a percentage of loss before income taxes for the years ended December 31, 2024 and 2023:

	2024	2023
Statutory rate - federal	(21.00)%	(21.00)%
State taxes, net of federal benefit	(1.55)%	(3.19)%
Foreign rate differential	2.15%	1.29%
IPR&D	4.27%	—%
Nondeductible executive compensation	0.44%	1.50%
Excess tax benefits associated with share-based awards	2.92%	0.68%
Other permanent differences	0.23%	0.37%
Tax credits	(4.24)%	(1.13)%
Return to provision adjustments and other true-ups	(0.80)%	4.19%
Other	0.93%	0.57%
Change in valuation allowance	16.69%	16.78%
Income tax provision	0.04%	0.06%

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred Tax Assets:
Net operating loss	$130,051	$113,303
Research and development and other tax credits	112,093	91,760
Intangible assets	56,052	53,919
Capitalized research and development	27,170	47,880
Stock based compensation	13,971	15,680
Other accrued expenses	21,727	14,266
Charitable contributions	5,699	5,797
Operating lease liabilities	4,164	5,421
174A state only difference	2,397	—
Depreciation	602	435
Loan costs	117	153
Total deferred tax assets	374,043	348,614
Deferred Tax Liabilities:
Operating lease right of use assets	(3,211)	(4,259)
Prepaid assets	(184)	(178)
Total deferred tax liabilities	(3,395)	(4,437)

Net deferred tax assets before valuation allowance	370,648	344,177
Valuation allowance	(370,648)	(344,177)
Total deferred tax assets	$—	$—
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
The Company has recorded a valuation allowance of $370.6 million as of December 31, 2025 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $26.5 million for the year ended December 31, 2025, compared to a $53.5 million increase for the year ended December 31, 2024.
As of December 31, 2025, the Company had available unused U.S. federal and state net operating loss (“NOL”) carryforwards of $232.6 million and $214.0 million, respectively, all of which are fully offset by a valuation allowance. The federal NOL has an indefinite life. The state NOL carryforwards will begin to expire in 2026 unless previously utilized, except for $41.1 million of the state net operating losses that have an indefinite carryforward period. In addition, at December 31, 2025, the Company had federal orphan drug tax credit carryforwards of $122.8 million that begin to expire in 2035 unless utilized, federal research and development tax credit carryforwards of $4.9 million that begin to expire in 2033 unless utilized, state research and development tax credit carryforwards of $1.3 million that begin to expire in 2030 unless utilized and $11.0 million that have an indefinite carryforward period, and California Competes tax credit carryforwards of $0.8 million that begin to expire in 2026. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited upon a cumulative change in ownership of more than 50% within a three-year period. The Company continues to monitor potential historical ownership changes.
As of December 31, 2025, the Company had Irish NOL carryforwards of $15.9 million which are fully offset by a valuation allowance and have an indefinite life. The Company also had Swiss NOL carryforwards of $475.2 million which are fully offset by a valuation allowance and begin to expire in 2026, as well as Federal Act on Tax Reform and AHV Financing cantonal tax benefits of $526.2 million which expire in 2029.
The Company accounts for uncertain tax benefits in accordance with the provisions of ASC 740-10 of the Accounting for Uncertainty in Income Taxes. As of December 31, 2025, the Company had $26.0 million in unrecognized tax benefits, which were recorded as a reduction to the deferred tax assets with a corresponding reduction in the Company’s valuation allowance of $26.0 million. To the extent unrecognized tax benefits are recognized at a time when a valuation allowance does not exist, the recognition of the $26.0 million tax benefit would reduce the effective tax rate.

A reconciliation of the Company's unrecognized tax benefits for the years 2025, 2024 and 2023 is provided in the following table (in thousands):

	2025	2024	2023
Balance as of January 1:	$27,404	$22,906	$11,490
Increase in current period positions	3,343	4,248	4,871
Increase in prior period positions	—	250	7,383
Decrease in prior period positions	(4,716)	—	(838)
Balance as of December 31:	$26,031	$27,404	$22,906
The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions, the Company’s income tax returns are open to examination by federal and state authorities for the years ended December 31, 2013 and forward, due to the carryforward of unutilized tax attributes. The Company's Swiss income tax returns are open to examination for the years ended December 31, 2020 and forward, and the Company's Irish tax returns are open to examination for the years ended December 31, 2021 and forward.
The Company recognizes interest and penalties as a component of income tax expense. The Company did not recognize any interest or penalties for the year ended December 31, 2025, 2024 and 2023.
The cash taxes paid by the Company for the years ended December 31, 2025, 2024 and 2023 were immaterial.
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
At-the-Market Equity Offering
In October 2024, the Company filed a prospectus supplement to the prospectus included in its registration statement on Form S-3 (File No. 333-281194), pursuant to which the Company may offer and sell, from time to time through Jefferies LLC, as agent (“Jefferies”), up to $100.0 million of common stock pursuant to an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies. As of December 31, 2025, the Company has not sold any shares under the ATM Agreement.
NOTE 16.    RETIREMENT PLAN
401(k) Savings Plan
The Company has a 401(k) defined contribution savings plan for the benefit of all eligible employees. Employer matching contributions were $2.8 million, $2.4 million, and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Switzerland Defined Benefit Plan
The Company maintains a defined benefit pension plan covering employees of its Swiss subsidiary, Travere Therapeutics Switzerland GmbH (the "Swiss Plan"). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum benefit. Employer and employee contributions are made to the Swiss Plan based on various percentages of participants' salaries and wages that vary according to the participants' age and other factors. As of December 31, 2025, the projected benefit obligations under the Swiss Plan were approximately $1.7 million, and plan assets were approximately $1.0 million. The funded status of the Swiss Plan is included in other long-term liabilities on the Company's Consolidated Balance Sheets.

NOTE 17. PROPERTY AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$8,992	$9,370
Furniture and fixtures	2,397	2,446
Computers and equipment	2,731	2,275
	14,120	14,091
Less: Accumulated depreciation	(10,098)	(8,755)
Total property and equipment, net	$4,022	$5,336
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $1.5 million, $1.8 million and $2.2 million, respectively.
NOTE 18. LEASES
As of December 31, 2025, the Company had an operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established right-of-use assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total right-of-use asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
During the year ended December 31, 2024, the Company identified an indicator of impairment of the 5th floor operating lease right-of-use assets, property and equipment, and other capitalized assets and compared the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the sublease and eventual disposition of the asset group. The sum of the undiscounted cash flows of the asset group was below the carrying value. Consequently, the Company utilized the present value of the estimated future cash flows attributable to the assets to determine the fair value of the asset group. The resulting fair value of the operating lease right-of-use assets, property and equipment, and other capitalized assets resulted in an impairment of $1.2 million recorded in restructuring expense and categorized the aforementioned measurement of fair value as Level 3 within the ASC Topic 820, "Fair Value Measurements" fair value hierarchy. There were no impairments related to right-of-use assets or property and equipment in the years ended December 31, 2025 and 2023.

The following is a schedule of the future minimum rental commitments for the Company's operating leases reconciled to the lease liability and ROU asset as of December 31, 2025 (in thousands):

December 31, 2025
2026	$6,775
2027	6,978
2028	4,782
2029 and thereafter	—
Total undiscounted future minimum payments	18,535
Present value discount	(1,526)
Total lease liability	17,009
Unamortized lease incentives	(2,539)
Cash payments in excess of straight-line lease expense	(3,894)
Total ROU asset	$10,576
The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term in years	2.7	3.7
Weighted-average discount rate	6.48%	6.48%
For the years ended December 31, 2025, 2024 and 2023 the Company recorded $4.4 million, $4.8 million, and $4.9 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances.
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
Pursuant to the Purchase Agreement, after the Closing, the Company is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products. The Company will recognize the contingent consideration receivable in earnings when the target annual sales for the milestones are met and the contingency is resolved. Mirum achieved the first such milestone based on its annual net sales in 2025, and Travere recognized a milestone of $25.0 million for the year ended December 31, 2025 in discontinued operations. The $25.0 million is included in accounts receivable as of December 31, 2025.
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
The Company and Mirum have also entered into a transition services agreement ("TSA") pursuant to which the Company has agreed to perform certain services for a period of time following the Closing, with respect to Mirum’s use and operation of the assets purchased in the Purchase Agreement. The TSA is designed to ensure and facilitate an orderly transfer of business operations, and the consideration to be received by the Company primarily consists of cost reimbursement. For the year ended December 31, 2024, the Company recognized $0.5 million, under the TSA, included in continuing operations within other income (expense), net. TSA services provided by the Company were substantially complete as of December 31, 2024.
The Company determined that the divestiture represents a strategic shift that will have a major effect on the Company's operations and financial results, and has therefore reflected the bile acid business as a discontinued operation for all periods presented.

Results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net product sales	$—	$(550)	$66,164
Operating expenses:
Cost of goods sold	—	(9)	1,899
Research and development	—	247	6,118
Selling, general and administrative	—	127	19,500
Change in fair value of contingent consideration	—	—	(473)
Total operating expenses	—	365	27,044
Operating (loss) income	—	(915)	39,120
Other income, net:
Interest expense	—	—	(191)
Gain on disposal of discontinued operations, net of tax	24,715	—	226,005
Total other income, net	24,715	—	225,814
Net income (loss) from discontinued operations	$24,715	$(915)	$264,934
NOTE 20. SEGMENT INFORMATION
The Company operates in one business segment focused on identifying, developing and delivering life-changing therapies to people living with rare kidney and metabolic diseases. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”), who is the President and Chief Executive Officer. The CODM uses net loss to monitor budget versus actual results in assessing segment performance and the allocation of resources. The Company’s CODM also utilizes the Company’s long-range plan as a strategic tool to allocate resources according to the Company’s strategic objectives. Long-lived assets located outside the U.S. were immaterial as of December 31, 2025 and 2024. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies.
See Note 3 for further discussion of net product sales and Note 4 for discussion of license and collaboration revenues.

The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$490,728	$233,175	$145,238
Less:
Cost of goods sold	10,339	7,744	11,450
Research and development:
External research and development	107,036	126,303	142,482
Internal personnel costs	80,091	73,843	84,658
Other research and development	18,884	17,350	17,850
Total research and development	206,011	217,496	244,990
Selling, general and administrative	337,202	264,119	265,542
In-process research and development	—	65,205	—
Restructuring	—	2,438	11,394
Total other income, net	13,551	3,317	12,028
Income tax provision on continuing operations	(988)	(120)	(223)
Income (loss) from discontinued operations, net of tax	24,715	(915)	264,934
Net loss	$(25,546)	$(321,545)	$(111,399)