Form 10-Q
period 2026-03-31
Travere Therapeutics, Inc.
filed 2026-05-04
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of April 30, 2026 was 92,992,905.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2026

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
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in this Quarterly Report on Form 10-Q. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$78,362	$93,035
Marketable debt securities, at fair value	186,314	229,761
Accounts receivable, net	87,302	80,134
Inventory	6,356	5,875
Prepaid expenses and other current assets	34,347	28,760
Total current assets	392,681	437,565
Long-term inventory	30,698	30,280
Property and equipment, net	3,627	4,022
Operating lease right of use assets	9,668	10,576
Intangible assets, net	110,038	113,868
Other assets	8,476	8,880
Total assets	$555,188	$605,191
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,912	$24,800
Accrued expenses	104,408	126,035
Operating lease liabilities, current portion	6,017	5,875
Other current liabilities	2,100	3,194
Total current liabilities	125,437	159,904
Convertible debt	312,079	311,724
Operating lease liabilities, less current portion	9,566	11,134
Other non-current liabilities	9,378	7,601
Total liabilities	456,460	490,363
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 92,403,744, and 90,922,868 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	1,609,596	1,588,721
Accumulated deficit	(1,509,815)	(1,472,713)
Accumulated other comprehensive loss	(1,062)	(1,189)
Total stockholders' equity	98,728	114,828
Total liabilities and stockholders' equity	$555,188	$605,191
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Net product sales	$124,492	$75,861
License and collaboration revenue	2,707	5,871
Total revenue	127,199	81,732
Operating expenses:
Cost of goods sold	1,950	4,679
Research and development	57,094	46,889
Selling, general and administrative	80,254	60,413
Royalty expense	24,816	12,425
Total operating expenses	164,114	124,406
Operating loss	(36,915)	(42,674)
Other income, net:
Interest income	2,584	3,795
Interest expense	(2,300)	(2,857)
Other (expense) income, net	(91)	549
Total other income, net	193	1,487
Loss from continuing operations before income tax	(36,722)	(41,187)
Income tax benefit (provision) on continuing operations	120	(39)
Loss from continuing operations, net of tax	(36,602)	(41,226)
Loss from discontinued operations, net of tax	(500)	—
Net loss	$(37,102)	$(41,226)

Per share data
Basic and diluted:
Net loss per common share	$(0.40)	$(0.47)
Weighted average common shares outstanding	91,868,862	88,355,973
Comprehensive loss:
Net loss	$(37,102)	$(41,226)
Foreign currency translation gain (loss)	447	(686)
Unrealized loss on marketable debt securities	(320)	(77)
Comprehensive loss	$(36,975)	$(41,989)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2026						Three Months Ended March 31, 2025
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	90,922,868	$9	$1,588,721	$(1,189)	$(1,472,713)	$114,828	87,452,835	$9	$1,506,315	$(80)	$(1,447,167)	$59,077
Share based compensation	—	—	15,690	—	—	15,690	—	—	11,178	—	—	11,178
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,480,876	—	4,729	—	—	4,729	1,334,594	—	4,243	—	—	4,243
Employee stock purchase program expense	—	—	456	—	—	456	—	—	314	—	—	314
Foreign currency translation adjustments	—	—	—	447	—	447	—	—	—	(686)	—	(686)
Unrealized loss on marketable debt securities	—	—	—	(320)	—	(320)	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(37,102)	(37,102)	—	—	—	—	(41,226)	(41,226)
Balance - March 31	92,403,744	$9	$1,609,596	$(1,062)	$(1,509,815)	$98,728	88,787,429	$9	$1,522,050	$(843)	$(1,488,393)	$32,823
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(37,102)	$(41,226)
Net loss from discontinued operations	(500)	—
Net loss from continuing operations	(36,602)	(41,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,212	12,802
Share based compensation	16,146	11,492
Other	(4)	(1,569)
Changes in operating assets and liabilities:
Accounts receivable	(7,225)	(7,204)
Inventory	(742)	3,664
Prepaid expenses and other current and non-current assets	(6,382)	(1,670)
Accounts payable	(11,809)	(8,305)
Accrued expenses	(20,900)	(9,538)
Deferred revenue	—	(1,349)
Other current and non-current liabilities	1,940	709
Net cash used in operating activities	(40,366)	(42,194)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	48,782	53,157
Purchase of marketable debt securities	(5,055)	—
Purchase of intangible assets	(22,178)	(11,784)
Other	—	(83)
Net cash provided by investing activities	21,549	41,290
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(525)	(525)
Proceeds from exercise of stock options	4,729	4,243
Net cash provided by financing activities	4,204	3,718
Effect of exchange rate changes on cash	(60)	548
Net (decrease) increase in cash and cash equivalents	(14,673)	3,362
Cash and cash equivalents, beginning of year	93,035	58,535
Cash and cash equivalents, end of period	$78,362	$61,897
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
Approved Products:
FILSPARI® (sparsentan) for the treatment of IgAN
In September 2024, the FDA granted full approval of FILSPARI® (sparsentan) to slow kidney function decline in adults with primary Immunoglobulin A nephropathy ("IgAN") who are at risk of disease progression. FILSPARI had previously been granted accelerated approval in February 2023 based on the surrogate marker of proteinuria. Full approval was based on positive long-term confirmatory results from the PROTECT Study demonstrating that FILSPARI significantly slowed kidney function decline over two years compared to irbesartan.
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
In January 2024, the Company entered into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy in November 2024. In the fourth quarter of 2025, Renalys announced positive topline results from its Phase 3 study of sparsentan in Japanese patients with IgAN. Renalys has also announced that it has reached an agreement with the Pharmaceuticals and Medical Devices Agency ("PMDA") regarding development plans for two other Phase 3 clinical trials of sparsentan, one investigating the use of sparsentan in focal segmental glomerulosclerosis ("FSGS") and the other in Alport syndrome, in Japan. In the fourth quarter of 2025, Renalys was acquired by and merged into Chugai Pharmaceutical Co., Ltd. (“Chugai”). Through the acquisition, Chugai gained exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. As a minority shareholder in Renalys, Travere received $10.2 million at the closing of the transaction and Travere is also eligible to receive multiple milestones according to the progress of sparsentan regulatory approval, and consideration linked to sparsentan's net sales in the applicable territory. Under the terms of the licensing agreement, Chugai is responsible for development, regulatory matters, and commercialization in the licensed territories. Chugai plans to file for the regulatory approval for sparsentan in Japan in 2026.
FILSPARI (sparsentan) for the treatment of FSGS
On April 13, 2026, the FDA granted full (traditional) approval of FILSPARI (sparsentan) to reduce proteinuria in adult and pediatric patients aged 8 years and older with focal segmental glomerulosclerosis (“FSGS”) without nephrotic syndrome.
FILSPARI is the first and only medicine approved by the FDA for the treatment of FSGS.
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
In September 2024, the Company announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause was enacted following the Company's determination that the desired drug substance profile was not achieved in the initial scale-up process, and it enabled the

Company to address necessary process improvements in manufacturing scale-up to support initial commercial scale manufacturing as well as full enrollment in the HARMONY Study. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials in which they are participating. In the first quarter of 2026, the Company restarted enrollment activities in the pivotal Phase 3 HARMONY Study. In April 2026, the Company dosed the first new patient following the study restart.
The Company acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2025 balance sheet information was derived from the audited financial statements as of that date.
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. During the three months ended March 31, 2026, the Company revised the presentation of amortization expense of certain royalty and milestone payments associated with license agreements acquired in prior asset acquisitions that were accounted for under the asset accumulation method. Historically, these royalties were included within selling, general and administrative expenses in the consolidated statements of operations. Beginning in the current year, the Company presents these amounts separately as royalty expense to better reflect the nature of these costs as consideration payable to licensors based on sales of licensed products and regulatory milestone payments. As a result of this change in presentation, $12.4 million of amortization expense previously included within selling, general and administrative expenses has been reclassified to royalty expense for the three months ended March 31, 2025. This reclassification had no impact on total operating expenses, loss from operations, net loss, net loss per share, or cash flows for any period presented.
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
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory. Cost of goods sold also includes the cost of goods sold under the Company's license and collaboration agreements, which currently consists of the sale of active pharmaceutical ingredients ("APIs") to the Company's collaboration partners, at cost or at cost plus a margin.
The following table summarizes cost of goods sold for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of goods sold - product sales	$1,950	$1,253
Cost of goods sold - license and collaboration	—	3,426
Total cost of goods sold	$1,950	$4,679
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), the Company expensed the production of APIs purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three months ended March 31, 2025 sales of FILSPARI primarily consisted of zero-cost inventories. The Company began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at March 31, 2026 as such royalties are not yet probable and estimable.
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
For the three months ended March 31, 2026 and 2025, the Company capitalized royalties owed on net sales to intangible assets of $21.1 million and $12.1 million, respectively. Royalty expense includes amortization of royalties and milestones paid that are capitalized to the intangible asset under the asset accumulation model as well as royalties expensed after the estimated useful life of the license agreement has been reached. For the three months ended March 31, 2026 and 2025, all royalty expense is from amortization of royalties and milestones paid.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025, including interim periods within those years. The Company adopted this standard effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debts Instruments. This ASU clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those years. The Company adopted this standard effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the three months ended March 31, 2026 and 2025, adjustments to net product revenue related to performance obligations satisfied in previous periods were $1.0 million and $0.4 million, respectively.
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
The following table summarizes net product sales for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
FILSPARI	$105,152	$55,881
Tiopronin products	19,340	19,980
Total net product sales	$124,492	$75,861

NOTE 4. COLLABORATION AND LICENSE AGREEMENTS
License Agreement with CSL Vifor
In September 2021, the Company entered into the CSL Vifor License Agreement, pursuant to which the Company granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in Europe, Australia and New Zealand. In June 2025, the CSL Vifor License Agreement was amended in order to expand the license to cover additional countries the ("CSL Vifor Licensed Territories") and to provide that the license rights to each additional country will revert to the Company if CSL Vifor does not take certain specified actions within specified timelines with respect to such country. CSL Vifor also has first right of negotiation to expand the licensed territories into Canada and/or Mexico. Under the terms of the CSL Vifor License Agreement, the Company received an upfront payment of $55.0 million and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. The Company is also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of FILSPARI in the CSL Vifor Licensed Territories.
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
The Company assessed the CSL Vifor License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the Scope of ASC 808, Collaborative Arrangements which are active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Both parties participate on joint steering and other committees overseeing the collaboration activities. Also, both parties are exposed to significant risks and rewards based on the economic outcomes of regulatory approvals and commercialization of sparsentan.
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
For the three months ended March 31, 2026 and 2025, the Company recognized $2.7 million and $5.9 million, respectively, in license and collaboration revenue associated with the CSL Vifor License Agreement.
Licensing Agreement with Chugai
In January 2024, the Company entered into an exclusive licensing agreement ("Chugai License Agreement") with Renalys, pursuant to which, the Company granted an exclusive license to Renalys (which has since been merged with and into Chugai) for the development and commercialization of sparsentan in

Japan and other specified Asian countries. Under the terms of the Chugai License Agreement, the Company received a non-refundable upfront payment and will be eligible to receive up to $120.0 million in aggregate regulatory, development and sales-based milestones. The Company is also entitled to receive tiered double-digit to mid-20 percent royalties of annual net sales of sparsentan in the licensed territories. In addition, the Company received an option to purchase shares of common stock of Renalys (“Option Agreement”), which it exercised in January 2024. The Company also had the option to purchase all equity securities of Renalys at any time prior to the top-line results of the Phase 3 trial in Japan (“Buyout Right”).
Under the Chugai License Agreement, Chugai is responsible for all development and commercialization activities in the licensed territories. The Company will retain all rights to sparsentan in the United States and rest of world outside of the licensed territories and the CSL Vifor Licensed Territories, provided that CSL Vifor has a right of negotiation to expand the licensed territories into Canada and/or Mexico. The Chugai License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for sparsentan in the licensed territories. Each party has the right to terminate the Chugai License Agreement for the other party’s uncured material breach or insolvency, or if the time required for performance under the Chugai License Agreement by the other party is extended due to a force majeure event that continues for nine months or more. Chugai may terminate the Chugai License Agreement for any reason upon prior written notice to the Company. The Company may terminate the Chugai License Agreement, in whole or with respect to Japan or South Korea if Chugai abandons development of all licensed products in the applicable country (or both countries) prior to the first commercial sale.
The Company assessed the Chugai License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the Scope of ASC 808, Collaborative Arrangements which are active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Both parties participate on a joint steering committee overseeing the development and commercial activities. Also, both parties are exposed to significant risks and rewards based on the economic outcomes of regulatory approvals and commercialization of sparsentan.
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
The Company concluded that Chugai represents a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the Chugai License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct, resulting in one performance obligation as the license has stand-alone functionally at contract inception. The Buyout Right precluded transferring control of the license to Renalys under ASC 606 and the Company’s option to repurchase the common stock at a price greater than the original license premium results in accounting for the Chugai License Agreement as a financing arrangement. The transaction price was recorded in other current liabilities as a result of the Buyout Right. During the year ended December 31, 2025, the Buyout Right was relinquished, and the Company recognized the Renalys deferred revenue balance of $9.3 million in license and collaboration revenue.
See Note 6 for further discussion of VIEs.

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of March 31, 2026 and December 31, 2025 were composed of available-for-sale commercial paper and corporate and government debt securities and municipal bonds. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.
Marketable debt securities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Marketable debt securities:
Commercial paper	$29,893	$62,988
Corporate debt securities	141,441	151,777
Securities of government sponsored entities	9,981	9,993
Municipal bonds	4,999	5,003
Total available-for-sale marketable debt securities	$186,314	$229,761

The following is a summary of short-term marketable debt securities classified as available-for-sale as of March 31, 2026 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$29,913	$—	$(20)	$29,893
Corporate debt securities	Less than 1	95,844	2	(153)	95,693
Municipal bonds	Less than 1	5,000	—	(1)	4,999
Total maturity less than 1 year		130,757	2	(174)	130,585
Corporate debt securities	1 to 2	45,892	7	(151)	45,748
Securities of government-sponsored entities	1 to 2	10,000	—	(19)	9,981
Total maturity 1 to 2 years		55,892	7	(170)	55,729
Total available-for-sale marketable debt securities		$186,649	$9	$(344)	$186,314
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2025 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$62,974	$20	$(6)	$62,988
Corporate debt securities	Less than 1	77,414	12	(33)	77,393
Municipal bonds	Less than 1	5,000	3	—	5,003
Total maturity less than 1 year		145,388	35	(39)	145,384
Corporate debt securities	1 to 2	74,389	69	(74)	74,384
Securities of government-sponsored entities	1 to 2	10,000	—	(7)	9,993
Total maturity 1 to 2 years		84,389	69	(81)	84,377
Total available-for-sale marketable debt securities		$229,777	$104	$(120)	$229,761
For the three months ended March 31, 2026 and 2025, realized gains and losses on marketable debt securities were immaterial. As of March 31, 2026 and December 31, 2025, the accrued interest receivable related to the Company's marketable debt securities was $1.2 million and $1.3 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position reported as of March 31, 2026 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$24,900	$20	$—	$—	$24,900	$20
Corporate debt securities	128,506	304	—	—	128,506	304
Securities of government-sponsored entities	9,981	19	—	—	9,981	19
Municipal bonds	4,999	1	—	—	4,999	1
Total	$168,386	$344	$—	$—	$168,386	$344

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
As of March 31, 2026 and December 31, 2025, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $168.7 million and $140.9 million, respectively.
As of March 31, 2026 and December 31, 2025, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The decrease in unrealized losses for the three months ended March 31, 2026 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

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
During the year ended December 31, 2025, the Buyout Right was relinquished and the Company recognized the deferred revenue balance of $9.3 million in license and collaboration revenue. In the fourth quarter of 2025, Renalys was acquired by and merged into Chugai. The Company sold its equity interest in Renalys to Chugai as part of the acquisition.

NOTE 7.  LEASES
As of March 31, 2026, the Company had an operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established right-of-use assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total right-of-use asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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

The following is a schedule of the future minimum rental commitments for the Company's operating lease reconciled to the lease liability and right-of-use asset as of March 31, 2026 (in thousands):

March 31, 2026
2026 (remaining)	$5,092
2027	6,978
2028	4,782
2029 and thereafter	—
Total undiscounted future minimum payments	16,852
Present value discount	(1,269)
Total lease liability	15,583
Unamortized lease incentives	(2,301)
Cash payments in excess of straight-line lease expense	(3,614)
Total right-of-use asset	$9,668

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term in years	2.4	2.7
Weighted-average discount rate	6.48%	6.48%
For the three months ended March 31, 2026 and 2025, the Company recorded $1.1 million in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of March 31, 2026 and December 31, 2025, the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $401.8 million and $448.3 million, respectively. The fair values were estimated utilizing market quotations and are considered Level 2.
The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of March 31, 2026 (in thousands):

	As of March 31, 2026
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$78,362	$78,362	$—	$—
Marketable debt securities, available-for-sale	186,314	—	186,314	—
Total	$264,676	$78,362	$186,314	$—

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

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into the Ligand License Agreement for a worldwide sublicense to develop, manufacture and commercialize FILSPARI. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through March 31, 2026 the Company has capitalized $47.2 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and Bristol-Myers Squibb Company ("BMS")) an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI. For the three months ended March 31, 2026 and 2025, the Company capitalized royalties owed on net sales of FILSPARI to intangible assets of $18.0 million and $8.9 million, respectively. The cost of historical milestones paid and royalty payments are being amortized to royalty expense on a straight-line basis through April 30, 2033.
Mission License Agreement
In 2014, the Company entered into the Mission License Agreement, pursuant to which it obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. Under the terms of the Mission License Agreement, as subsequently amended, which runs through May 2029, the Company is obligated to pay Mission the greater of $2.1 million, representing the guaranteed minimum royalty, or 20% of its Thiola net sales generated globally during each calendar year. The Company has capitalized $188.4 million related to the Thiola intangible asset which consists of an up-front license fee, professional fees, present value of the guaranteed minimum royalties and any additional payment obligations through March 31, 2026 in excess of minimum royalties. The Company has not capitalized any royalties in excess of the annual contractual minimum as of March 31, 2026 as royalties are capitalized in the period in which they become probable and estimable, which is typically in the period corresponding with the respective sales. For the three months ended March 31, 2026 and 2025, the Company capitalized royalties owed on net sales of Thiola to intangible assets of $3.0 million and $3.2 million, respectively. The cost of the milestone payments and royalty payments were amortized to royalty expense on a straight-line basis through March 31, 2026.
The following table sets forth amortizable intangible assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Finite-lived intangible assets	$314,431	$293,467
Less: accumulated amortization	(205,145)	(180,352)
Net carrying value	$109,286	$113,115
Amortization expense for the three months ended March 31, 2026 and 2025 was $24.8 million and $12.4 million, respectively, and is recorded in royalty expense.

NOTE 10.  CONVERTIBLE DEBT
The composition of the Company’s convertible senior notes are as follows (in thousands):

	March 31, 2026	December 31, 2025
2.25% convertible senior notes due 2029	$316,250	$316,250
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(4,171)	(4,526)
Total convertible senior notes, net of unamortized debt discount and debt issuance costs	$312,079	$311,724
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
The Company received net proceeds from the issuance of the 2029 Notes of $306.4 million, after deducting commissions and offering expenses of $9.9 million. At March 31, 2026, accrued interest on the 2029 Notes of $0.6 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.
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
The 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2029 Notes at March 31, 2026.
The 2029 Notes are classified as long-term convertible debt on the Company's Consolidated Balance Sheets at March 31, 2026 and December 31, 2025.
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
Interest Expense
The following table sets forth total interest expense recognized related to the 2025 and 2029 Notes (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$1,779	$2,209
Amortization of debt issuance costs	355	433
Total interest expense for the 2025 and 2029 Notes	$2,134	$2,642
Total interest expense recognized for the three months ended March 31, 2026 and 2025 was $2.3 million and $2.9 million, respectively.

NOTE 11. ACCRUED EXPENSES
Accrued expenses at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Sales discounts, rebates, and allowances	$31,151	$30,595
Accrued royalties	21,597	22,703
Compensation related costs	21,353	41,515
Research and development	16,793	16,027
Selling, general and administrative	9,912	9,818
Miscellaneous accrued expenses	3,602	5,377
Total accrued expenses	$104,408	$126,035

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
The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, and shares issuable upon conversion of the 2025 Notes, repaid in September 2025, and 2029 Notes, are considered to be common stock equivalents. For the periods that the Company has reported net losses, all potentially dilutive securities are anti-dilutive and, accordingly, basic net loss per share equals diluted net loss per share.

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026			2025
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Continuing operations	91,868,862	$(36,602)	$(0.40)	88,355,973	$(41,226)	$(0.47)
Discontinued operations	91,868,862	(500)	—	88,355,973	—	—
Basic and diluted loss per share	91,868,862	$(37,102)	$(0.40)	88,355,973	$(41,226)	$(0.47)
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Convertible debt	9,922,028	11,697,953
Options	8,903,586	9,925,099
Restricted stock units	5,326,347	4,147,028
Total anti-dilutive shares	24,151,961	25,770,080

NOTE 13.  COMMITMENTS AND CONTINGENCIES
Commitments
Certain of the Company's contractual arrangements with CMOs require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements.
Contingencies
In November 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. The Company acquired Orphan by purchasing all of the outstanding shares. Under the stock purchase agreement, the Company has also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the U.S. and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted. Through March 31, 2026, the Company has paid $65.2 million for contractual milestones achieved under the stock purchase agreement.
In accordance with ASC 450, Contingencies, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of March 31, 2026, no contingent cash payments have been accrued.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2026:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	8,241,429	$19.91	5.89	$150,796
Granted	1,227,230	$33.10
Exercised	(265,317)	$17.83		$3,487
Forfeited/canceled	(49,271)	$20.02
Outstanding at March 31, 2026	9,154,071	$21.74	6.26	$77,146
Vested and expected to vest at March 31, 2026	9,154,071	$21.74	6.26	$77,146
Exercisable at March 31, 2026	6,073,677	$20.82	4.90	$54,057
At March 31, 2026, unamortized stock compensation for stock options was $42.0 million, with a remaining weighted-average recognition period of 2.8 years.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the three months ended March 31, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	4,567,367	$18.02
Granted	2,207,800	$33.05
Vested	(1,215,559)	$18.05
Forfeited/canceled	(93,648)	$21.42
Unvested at March 31, 2026	5,465,960	$24.02
At March 31, 2026, unamortized stock compensation for service based restricted stock units was $118.3 million, with a remaining weighted-average recognition period of 2.7 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the three months ended March 31, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	233,604	$16.35
Granted	100,980	$33.10
Vested	—	—
Forfeited/canceled	—	—
Unvested at March 31, 2026	334,584	$21.41
At March 31, 2026, unamortized stock compensation for performance based restricted stock units was $3.1 million, with a remaining weighted-average recognition period of 0.7 years.
Share-Based Compensation
The following table sets forth share-based compensation for continuing operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$5,558	$4,726
Selling, general and administrative	10,588	6,766
Total share-based compensation	$16,146	$11,492

NOTE 15. INVENTORY
Inventory consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$22,095	$24,169
Work in process	3,911	2,348
Finished goods	11,048	9,638
Total inventory	$37,054	$36,155
Classified as:
Current inventory	$6,356	$5,875
Long-term inventory	30,698	30,280
Total inventory	$37,054	$36,155
The balance classified as long-term inventory consists of raw materials, work in process and finished goods for both Thiola and FILSPARI as of March 31, 2026 and December 31, 2025. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $87.3 million and $80.1 million at March 31, 2026 and December 31, 2025, respectively. The accounts receivable balance as of both December 31, 2025 and March 31, 2026 includes the $25.0 million milestone payment due from Mirum, received in April 2026. See Note 18 for further discussion. The total reserves for both periods were immaterial.
The Company's evaluation and accounting for credit losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

NOTE 17. EQUITY OFFERINGS
At-the-Market Equity Offering
In October 2024, the Company filed a prospectus supplement to the prospectus included in its registration statement on Form S-3 (File No. 333-281194), pursuant to which the Company may offer and sell, from time to time through Jefferies LLC, as agent ("Jefferies"), up to $100.0 million of common stock pursuant to an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies. As of March 31, 2026, the Company has not sold any shares under the ATM Agreement.

NOTE 18. DIVESTITURES
Discontinued Operations
Sale of Bile Acid Product Portfolio
In August 2023, the Company closed the sale of its bile acid business to Mirum Pharmaceuticals, Inc. (“Mirum”) pursuant to the terms of an asset purchase agreement dated July 16, 2023 (the "Purchase Agreement"). The Company is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the "Products"). The Company will recognize the contingent consideration receivable in earnings when the target annual sales for the milestones are met and the contingency is resolved. Mirum achieved the first such milestone based on its annual net sales in 2025, and Travere recognized a milestone of $25.0 million for the year ended December 31, 2025 in discontinued operations. The $25.0 million is included in accounts receivable as of both December 31, 2025 and March 31, 2026, and payment was received in April 2026. Loss from discontinued operations for the three months ended March 31, 2026 and 2025 was $0.5 million and zero, respectively.

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
Long-lived assets located outside the U.S. were immaterial as of both March 31, 2026 and December 31, 2025. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies.
See Note 3 for further discussion of net product sales and Note 4 for discussion of license and collaboration revenues.
The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$127,199	$81,732
Less:
Cost of goods sold	1,950	4,679
Research and development:
External research and development	27,728	22,355
Internal personnel costs	24,525	20,102
Other research and development	4,841	4,432
Total research and development	57,094	46,889
Selling, general and administrative	80,254	60,413
Royalty expense	24,816	12,425
Total other income, net	193	1,487
Income tax benefit (provision)	120	(39)
Loss from discontinued operations, net of tax	(500)	—
Net loss	$(37,102)	$(41,226)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission ("SEC") on February 19, 2026. Past operating results are not necessarily indicative of results that may occur in future periods. In addition, see the discussion under the heading “Forward-Looking Statements” immediately preceding the consolidated financial statements included under Part I of this Quarterly Report on Form 10-Q.
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

1	On September 5, 2024, the FDA granted full approval of FILSPARI® (sparsentan) to slow kidney function decline in adults with primary Immunoglobulin A nephropathy ("IgAN”) who are at risk of disease progression. FILSPARI had previously been granted accelerated approval in February 2023.
2
On April 13, 2026, the FDA granted full (traditional) approval of FILSPARI to reduce proteinuria in adult and pediatric patients aged 8 years and older with focal segmental glomerulosclerosis (“FSGS”) without nephrotic syndrome.

3	Following a voluntarily pause in enrollment, we restarted enrollment activities for the pivotal Phase 3 HARMONY Study in the first quarter of 2026.
FILSPARI® (sparsentan) for the treatment of IgAN
On September 5, 2024, the FDA granted full approval of FILSPARI® (sparsentan) to slow kidney function decline in adults with primary IgAN who are at risk of disease progression. FILSPARI had previously been granted accelerated approval in February 2023 based on the surrogate marker of proteinuria. Full approval was based on positive long-term confirmatory results from the PROTECT Study demonstrating that FILSPARI significantly slowed kidney function decline over two years compared to irbesartan.
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
FILSPARI is a dual endothelin angiotensin receptor antagonist. Pre-clinical data have shown that blockade of both endothelin type A and angiotensin II type 1 pathways in forms of rare chronic kidney disease, reduces proteinuria, protects podocytes and prevents glomerulosclerosis and mesangial cell proliferation. FILSPARI has been granted seven years of Orphan Drug Exclusivity in the U.S. (running from the date of accelerated approval) for the reduction of proteinuria in adults with primary IgAN at risk of rapid disease progression, and has been granted a separate seven years of Orphan Drug Exclusivity in the U.S. (running from the date of full approval) to slow kidney function decline in adults with primary IgAN who are at risk for disease progression, excluding the use provided for in the aforementioned Orphan Drug Exclusivity granted in connection with the accelerated approval.
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
FILSPARI (sparsentan) for the treatment of FSGS
On April 13, 2026, the FDA granted full (traditional) approval of FILSPARI (sparsentan) to reduce proteinuria in adult and pediatric patients aged 8 years and older with FSGS without nephrotic syndrome.
FILSPARI is the first and only medicine approved by the FDA for the treatment of FSGS.
FSGS is a leading cause of kidney failure and nephrotic syndrome. Prior to the approval of FILSPARI in April 2026, there were no FDA-approved pharmacologic treatments for FSGS, and there remains a high unmet need for patients living with FSGS as off-label treatments such as ACE/ARBs, steroids, and immunosuppressant agents are effective in only a subset of patients and use of some of these off-label treatments may be further inhibited by their safety profiles.
People with FSGS who do not have nephrotic syndrome span across types of FSGS and represent a population aligned with the KDIGO guidelines for treating glomerular diseases. Nephrotic syndrome is commonly defined as the presence of three concurrent criteria: proteinuria greater than 3.5 g/24h, edema, and albumin less than 3.0 g/dL. We estimate that the addressable population in the U.S. is more than 30,000 individuals with FSGS who do not have nephrotic syndrome.
In the Phase 3 DUPLEX Study, the largest head-to-head interventional study in FSGS to date, patients treated with FILSPARI in the overall study population experienced a statistically significant 46% reduction in proteinuria from baseline to Week 108 compared to 30% for those treated with maximum labeled dose irbesartan (nominal p-value, 0.0299). In patients without nephrotic syndrome, FILSPARI demonstrated even greater improvements compared to maximum labeled dose irbesartan across proteinuria and eGFR. Those without nephrotic syndrome who were treated with FILSPARI experienced a 48% reduction in proteinuria from baseline to Week 108 compared to 27% for those treated with irbesartan, which was statistically significant (nominal p-value, 0.0075). FILSPARI-treated patients without nephrotic syndrome also demonstrated a benefit in eGFR with a treatment difference of 1.1 mL/min/1.73 m2 based on mean change from baseline to Week 108 (-11.3 mL/min/1.73 m2 for FILSPARI compared to -12.4 mL/min/1.73 m2 for maximum labeled dose irbesartan). Across both adult and pediatric patients, FILSPARI was generally well tolerated, with a safety profile comparable to irbesartan and consistent across clinical programs.
The Phase 3 DUPLEX Study was a global, randomized, multicenter, double-blind, parallel-arm, active-controlled Phase 3 clinical trial that assessed the efficacy and safety of FILSPARI in 371 patients ages 8 to 75 years with biopsy-proven or genetic FSGS. After a two-week washout period, patients were randomized 1:1 to receive either FILSPARI or irbesartan, the active control, and subsequently dose titrated to the maximum dose of 800 mg of sparsentan or 300 mg of irbesartan, as tolerated. In the study, nephrotic syndrome was defined as (a) documentation of nephrotic syndrome in the medical history, or (b) the concurrent presence of proteinuria >3.5 g/24 hours (adults) or UPCR >2.0 g/g (pediatric patients <18 years of age), serum albumin <3.0 g/dL, and edema at baseline. The primary efficacy endpoint at the final analysis was the rate of change in eGFR from baseline to Week 108. The two-year results from the study were published in the New England Journal of Medicine. Patients who completed the DUPLEX double-blind portion of the study on treatment were eligible to participate in the open-label extension of the trial.
Sparsentan has been granted Orphan Drug Designation for the treatment of FSGS in the U.S. and the EEA.
As noted above in more detail, FILSPARI is available only through a REMS approved by the FDA for liver monitoring regarding potential risk of hepatotoxicity, as has been required for certain other approved endothelin antagonists.
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
Clinical-Stage Programs:
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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the initial scale-up process, and it enabled us to address necessary process improvements in manufacturing scale-up to support initial commercial scale manufacturing as well as full enrollment in the HARMONY Study. Currently enrolled patients will be able to continue on study medication as scheduled for the duration of the trials in which they are participating. In the first quarter of 2026, the Company restarted enrollment activities in the pivotal Phase 3 HARMONY Study. In April 2026, the Company dosed the first new patient following the study restart, with topline data anticipated in the second half of 2027.
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

Results of Operations
Results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Revenue
The following table provides information regarding revenue, including net product sales and license and collaboration revenue (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
FILSPARI	$105,152	$55,881	$49,271
Tiopronin products	19,340	19,980	(640)
Total net product sales	124,492	75,861	48,631
License and collaboration revenue	2,707	5,871	(3,164)
Total revenue	$127,199	$81,732	$45,467
Net product sales
The increase in total net product sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to growth in sales of FILSPARI.
License and collaboration revenue
The decrease in license and collaboration revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the sale of $3.8 million in active pharmaceutical ingredients ("API") to CSL Vifor during the three months ended March 31, 2025.
Operating Expenses
During the three months ended March 31, 2026, we revised the presentation of amortization expense of certain royalty and milestone payments associated with license agreements. Historically, these royalties were included within selling, general and administrative expenses in the consolidated statements of operations. Beginning in the current year, we present these amounts separately as royalty expense to better reflect the nature of these costs as consideration payable to licensors based on sales of licensed products and regulatory milestone payments.

The following table provides information regarding operating expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Cost of goods sold - product sales	$1,950	$1,253	$697
Cost of goods sold - license and collaboration	—	3,426	(3,426)
Total cost of goods sold	1,950	4,679	(2,729)
Research and development	57,094	46,889	10,205
Selling, general and administrative	80,254	60,413	19,841
Royalty expense	24,816	12,425	12,391
Total operating expenses	$164,114	$124,406	$39,708
Cost of goods sold
Cost of goods sold includes the cost of inventory sold, third party manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory. Cost of goods sold also includes the cost of goods sold under our license and collaboration agreements, which currently consists of the sale of APIs to our collaboration partners, at cost or at cost plus a margin.
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan), we expensed the production of APIs purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three months ended March 31, 2025 sales of FILSPARI primarily consisted of zero-cost inventories, and therefore cost of goods sold did not increase proportionally to the increase in product sales. We began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, our cost of goods sold - license and collaboration decreased by $3.4 million, due to the sale of APIs to CSL Vifor in 2025.
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
We currently have three Phase 3 clinical trials in process that are in various stages of activity, with ongoing non-clinical support trials. As such, clinical trial expenses will vary depending on all the factors set forth above and may fluctuate significantly from quarter to quarter and year to year.
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
The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
External service provider costs:
Sparsentan	$9,499	$11,319	$(1,820)
Pegtibatinase	18,229	11,036	7,193
General and other product candidates	4,841	4,432	409
Total external service provider costs	32,569	26,787	5,782
Internal personnel costs	24,525	20,102	4,423
Total research and development	$57,094	$46,889	$10,205
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, our research and development expenses increased by $10.2 million. External service provider costs increased by $5.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, largely driven by an increase in costs associated with the development of pegtibatinase due to restarting enrollment activities for the HARMONY Study in 2026. The increase in internal personnel costs of $4.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, is due to an increase in headcount.

Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, our selling, general and administrative expenses increased by $19.8 million, primarily as a result of an increase in commercial investments to support FILSPARI in IgAN and commercial investments in preparation for the launch of FSGS, including an expansion of our field force for both indications.
Royalty expense
Royalty expense includes amortization of royalties and milestones paid that are capitalized to the intangible asset under the asset accumulation model as well as royalties expensed after the estimated useful life of the license agreement has been reached.
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, our royalty expense increased by $12.4 million, primarily due to elevated amortization of the Thiola intangible asset as it reached the end of its useful life on March 31, 2026.
Other Income/Expenses
The following table provides information regarding other income, net (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Interest income	$2,584	$3,795	$(1,211)
Interest expense	(2,300)	(2,857)	557
Other (expense) income, net	(91)	549	(640)
Total other income, net	$193	$1,487	$(1,294)
The change in our total other income, net for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is partially attributable to changes in interest income, driven by a decrease in the overall balance of interest-bearing security investments held along with fluctuations in short-term interest rates on those investments.

Liquidity and Capital Resources
We have financed our operations through a combination of borrowings, sales of our equity securities, and revenues generated from our commercialized products, along with proceeds from license and collaboration agreements and the divestiture of our bile acid business. We experienced significant growth in recent years in the number of our employees and the scope of our operations. We also expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization, including by adding additional members to our sales force in connection with the commercial launch of FILSPARI in the United States for IgAN and for the commercial launch of FILSPARI in the United States for FSGS.
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
We had the following balances and financial performance at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$78,362	$93,035
Marketable debt securities, at fair value	$186,314	$229,761
Convertible debt	$312,079	$311,724
Accumulated deficit	$(1,509,815)	$(1,472,713)
Stockholders' equity	$98,728	$114,828
Net working capital*	$267,244	$277,661
Net working capital ratio**	3.13	2.74
* Current assets less current liabilities. **Current assets divided by current liabilities.

As of March 31, 2026, we had cash and cash equivalents of $78.4 million and available-for-sale marketable debt securities of $186.3 million. Substantial sources of funds over the past year, as summarized further below, include milestone payments from CSL Vifor totaling $57.5 million and $10.2 million from the sale of Renalys stock to Chugai.
Over the next 12 months, our expected financial obligations include, but are not limited to, funding our operations, operating lease payments, interest payments on our outstanding debt, anticipated milestone payments, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, expenses associated with the ongoing commercialization of FILSPARI in IgAN and expenses associated with the commercial launch of FILSPARI in FSGS. Sources of cash over this period include net revenues from sales of our products, the sale or maturity of investments in our portfolio of marketable debt securities, FILSPARI royalties and certain earned and potential milestone payments, including a milestone payment of $25.0 million from Mirum received in April 2026.
Beyond the next 12 months and over the foreseeable future, our known commitments and potential financial obligations will likely include ongoing operations funding, operating lease payments, interest payments on our outstanding debt, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, milestone and royalty payments associated with FILSPARI, pegtibatinase, and other developmental programs based upon the achievement of certain agreement-specific criteria, along with sales-based royalties and the repayment of principal on the outstanding 2029 Notes, which mature on March 1, 2029. Potential sources of cash over this time horizon may include net revenues from sales of our existing products and, if commercialized, our pipeline products, licensing revenue, the sale or maturity of marketable debt securities in our investment portfolio, the refinancing of all or a portion of our debt, on or before maturity, or the issuance of additional debt or equity. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise, and the amounts involved in such purchases and/or exchanges, individually or in the aggregate, may be material. We may not be able to successfully conduct financing or refinancing activity on favorable terms or at all.
Purchase Agreement Proceeds
Sale of Bile Acid Product Portfolio
In July 2023, we entered into the Purchase Agreement with Mirum, pursuant to which Mirum agreed to purchase substantially all of the assets primarily related to our business of development, manufacture and commercialization of the Products, which comprised our bile acid business. Upon the Closing of the transaction in August 2023, we received an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, we are eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products. Mirum achieved the first such milestone based on its annual net sales in 2025, and we received a milestone payment of $25.0 million in April 2026, as a result of such achievement.
Collaboration and License Proceeds
License and Collaboration Agreement with CSL Vifor
In September 2021, we entered into a license agreement with CSL Vifor, pursuant to which we granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in the licensed territories. Under the terms of the license agreement, we will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. Through March 31, 2026, we have received milestone payments totaling $57.5 million associated with the license agreement. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the licensed territories.
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

Operating Leases
Future Minimum Rental Commitments
As of March 31, 2026, we have future minimum rental commitments totaling $16.9 million arising from our operating lease and sublease income totaling $3.2 million. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize FILSPARI (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through March 31, 2026, we have paid $47.2 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the terms of the Ligand License Agreement, we are obligated to pay to Ligand an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI.
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
Acquisition of Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. We acquired Orphan by purchasing all of its outstanding shares. Under the Stock Purchase Agreement (the "Agreement"), we agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the U.S. and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted. Through March 31, 2026, we have paid $65.2 million for contractual milestones achieved under the stock purchase agreement.
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
•our ability to successfully commercialize FILSPARI for the treatment of IgAN and FSGS, and to obtain regulatory approval for, and successfully commercialize our other or future product candidates;
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
Cash Flows from Continuing Operations
Cash Flows from Operating Activities
Cash used in operating activities from continuing operations for the three months ended March 31, 2026 was $40.4 million compared to $42.2 million for the three months ended March 31, 2025. The change was due to a $48.6 million increase in total net product sales and the timing of payments from normal operations.
Cash Flows from Investing Activities
Cash provided by investing activities for the three months ended March 31, 2026 was $21.5 million compared to $41.3 million for the three months ended March 31, 2025. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings and an increase in intangible asset purchases.
Cash Flows from Financing Activities
Cash provided by financing activities from continuing operations for the three months ended March 31, 2026 was $4.2 million compared to cash provided by of $3.7 million for the three months ended March 31, 2025. The change was primarily due to an increase in proceeds from the exercise of stock options during the three months ended March 31, 2026.

Other Matters
Adoption of New Accounting Standards
See Note 2 to our unaudited Consolidated Financial Statements in this report for a discussion of adoption of new accounting standards.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited Consolidated Financial Statements in this report for a discussion of recently issued accounting pronouncements.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for information about critical accounting estimates as well as a description of our other significant accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of March 31, 2026, we had cash equivalents and marketable debt securities of approximately $264.7 million, consisting of money market funds, U.S. government agency debt, municipal bonds, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a change in interest rates of 100 basis points as of March 31, 2026 would have had approximately a $0.8 million impact on the fair value of our investments at March 31, 2026.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Consolidated Financial Statements--Note 13 Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our business, as well as an investment in our common stock, is highly speculative in nature and involves a high degree of risk. Our securities should be purchased only by persons who can afford to lose their entire investment. Carefully consider the risks and uncertainties described below together with all of the other information included herein, including the financial statements and related notes, before deciding to invest in our common stock. If any of the following risks actually occur, they could adversely affect our business, prospects, financial condition and results of operations. In such event(s), the market price of our common stock could decline and result in a loss of part or all of your investment. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of our common stock. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission ("SEC") on February 19, 2026.
Risks Related to the Commercialization of Our Products
Our future prospects are highly dependent upon our ability to successfully develop and execute commercialization strategies for our products, including FILSPARI, and to attain market acceptance among physicians, patients and healthcare payers.*
Our ability to generate significant product revenues and to achieve commercial success in the near-term will depend almost entirely on our ability to successfully commercialize our products in the United States, including FILSPARI (sparsentan) to slow kidney function decline in adults with primary IgAN who are at risk of disease progression, which was granted full approval by the FDA in September 2024, and FILSPARI (sparsentan) to reduce proteinuria in adult and pediatric patients aged 8 years and older with focal segmental glomerulosclerosis (“FSGS”) without nephrotic syndrome, which was granted full (traditional) approval by the FDA in April 2026. FILSPARI had previously been granted accelerated approval for IgAN in February 2023 based on the surrogate marker of proteinuria. The successful launch and commercialization of FILSPARI in IgAN and FSGS is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. While we have established our commercial team and U.S. sales force, we will need to continue to train and further develop the team in order to successfully coordinate the ongoing launch and commercialization of FILSPARI in the United States, in particular as it relates to the launch and commercialization in FSGS. There are many factors that could cause the launch and commercialization of FILSPARI to be unsuccessful, including a number of factors that are outside our control. Because no non-immunosuppressive product had previously been approved by the FDA for the treatment of IgAN, and because FILSPARI is the first and only medicine approved by the FDA for the treatment of FSGS, it is difficult to accurately estimate FILSPARI’s market potential or the time it will take to increase patient and physician awareness of FILSPARI and change current treatment paradigms.
The commercial success of FILSPARI depends on the extent to which patients and physicians accept and adopt FILSPARI for IgAN and FSGS patients. For example, if the addressable patient population suffering from primary IgAN or FSGS is smaller than we estimate, if it proves difficult to educate physicians as to the availability and potential benefits of FILSPARI, or if physicians are unwilling to prescribe or patients are unwilling to take FILSPARI, the commercial potential of FILSPARI will be limited. We also do not know how physicians, patients and payers will respond to the pricing of FILSPARI, the updated, full approval label for IgAN, the full (traditional) approval label for FSGS, clinical practice guidelines and any future changes thereto, developments related to competitive products, and any future publications in an evolving treatment landscape. Physicians may not prescribe FILSPARI and patients may be unwilling to use FILSPARI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of FILSPARI. If the launch or commercialization of FILSPARI is unsuccessful or perceived as disappointing, the price of our common stock could decline significantly and long-term success of the product and our company could be harmed.
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
If we are unable to maintain an effective sales force for our products, including the recently expanded sales force for FILSPARI or any other potential future approved products, we may not be able to generate sufficient product revenue in the United States. In addition, until the commencement of our commercial launch in IgAN in February 2023, and in FSGS in April 2026, no one in our sales force had promoted FILSPARI for the treatment of IgAN or FSGS patients, respectively. We are required to expend significant time and resources to train our sales force to be credible in educating physicians and pharmacists on the benefits of our products. In addition, we must continually train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our products and any additional products we may develop or acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.
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
We have granted exclusive licenses to third parties for the commercialization of sparsentan in certain territories outside of the United States, including Europe, Australia, New Zealand, Japan, South Korea, Taiwan, Brazil, Chile, Israel and the Gulf Cooperation Council Countries. Consequently, the commercial success of sparsentan in these territories will depend in significant part on the efforts of such third parties, over which we will have limited control. In August 2022, Vifor Pharma Group was acquired by CSL Limited, parent company to CSL Behring and is now operating under the brand CSL Vifor. Similarly, in the fourth quarter of 2025, Renalys was acquired by and merged into Chugai Pharmaceutical Co., Ltd. ("Chugai"). While our agreements with these partners remain in place following the acquisitions, there is no guarantee that our collaboration with these partners will not be affected, adversely or otherwise, by the changes in ownership. Moreover, in connection with the acquisitions and related restructurings, substantially less resources could be devoted to the commercialization of sparsentan in the territories licensed to such parties, or such efforts could be discontinued entirely. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell sparsentan in territories outside of the United States, if approved, our ability to generate product revenue outside of the United States may be limited.
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
We may not be able to rely on orphan drug exclusivity for our products.*
Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs, providing eligibility for orphan drug exclusivity upon regulatory approval if certain jurisdictional-specific conditions are met. For example, FILSPARI has been granted orphan drug designation for the treatment of IgAN and has been awarded seven years of orphan drug exclusivity in the United States (running from the date of accelerated approval) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, and has been granted a separate seven years of Orphan Drug Exclusivity in the U.S. (running from the date of full approval) to slow kidney function decline in adults with primary IgAN who are at risk for disease progression, excluding the use provided for in the aforementioned Orphan Drug Exclusivity granted in connection with the accelerated approval. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug designation in the United States and the EU for sparsentan for the treatment of IgAN and FSGS and for pegtibatinase for the treatment of classical homocystinuria ("HCU"), we may not be able to maintain it in the EU and the orphan drug designation may not result in orphan drug exclusivity for pegtibatinase if approved, or FSGS in the EU if approved. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product.
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
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, the positive nonclinical data we have seen from pegtibatinase being tested in a mouse model of homocystinuria and the positive topline results we reported in December 2021 and May 2023 from the ongoing Phase 1/2 clinical trial of pegtibatinase may not be replicated in future studies. We cannot assure that any current or future clinical trials of sparsentan or pegtibatinase will ultimately be successful. Before obtaining regulatory approval to conduct clinical trials of our product candidates, we must conduct extensive nonclinical tests to demonstrate the safety of our product candidates in animals. Nonclinical testing is expensive, difficult to design and implement, and can take many years to complete. In addition, during the clinical development process, additional nonclinical toxicology studies are routinely conducted concurrently with the clinical development of a product candidate. If any of our product candidates show unexpected findings in concurrent toxicology studies, we could experience potentially significant delays in, or be required to abandon, development of that product candidate. A failure of one or more of our nonclinical studies can occur at any stage of testing.
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
For example, while we received approval for FILSPARI to reduce proteinuria in adult and pediatric patients aged 8 years and older with FSGS without nephrotic syndrome in April 2026, the recognition of change in proteinuria as a surrogate endpoint in kidney disease is a relatively new regulatory development, and, as the field continues to evolve, new learnings may impact regulatory viewpoints.
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
We and/or a collaborative partner are or will be subject to ongoing regulatory obligations and continued regulatory review for our approved products and any product candidates that receive regulatory approval.*
In September 2024, the FDA granted full approval of FILSPARI to slow kidney function decline in adults with primary IgAN who are at risk of disease progression, and in April 2026, the FDA granted full (traditional) approval of FILSPARI to reduce proteinuria in adult and pediatric patients aged 8 years and older with FSGS without nephrotic syndrome. Any future regulatory approvals that sparsentan or any of our other product candidates receives may be subject to significant limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.
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
We have a license agreement with Ligand Pharmaceuticals for the rights to sparsentan for which we have obtained FDA approval in the areas of IgAN and FSGS. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we and our licensees (including CSL Vifor and Chugai) could lose our rights to sparsentan. We have obtained a U.S. patent and European patent each covering the use of sparsentan for treating glomerulosclerosis, including FSGS, as well as a second U.S. patent and a second European patent each covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. In November 2020, a third party filed an opposition to our second European patent (European Patent No. EP3222277, “the ‘277 EP Patent”), in the EPO. In March 2026, following an appeal hearing at the Technical Boards of Appeal of the EPO the opposing party prevailed and the ’277 EP Patent was revoked. Accordingly, previously granted supplementary protection certificates, or SPCs, based on the ’277 EP Patent have been or will be invalidated. As a result of this outcome with respect to the ‘277 EP Patent and associated SPCs, we expect to rely on the data and/or marketing exclusivity that may be available in the EU. In addition, future changes to EU legislation may affect the availability, scope, or duration of rights granted after such changes take effect.
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
In addition, the current administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, Centers for Medicare & Medicaid Services (“CMS”) and related agencies and has made significant staff reductions at the FDA and other agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include for example, (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing MFN pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our operating results will suffer if we fail to compete effectively.*
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before or perceived as preferred relative to any of our products, or that obtain preferential formulary and reimbursement status. Factors affecting competition in the pharmaceutical and therapeutic industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell therapeutics. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. In particular, the competitive landscape for IgAN is rapidly evolving and is expected to continue to evolve as multiple new modalities advance in development and potentially gain approval. While the competitive landscape for FSGS is limited at this point in time, we expect that it will evolve as other companies advance their programs toward potential approvals in the future. Furthermore, although we believe that our orphan drug status and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render our products and product candidates noncompetitive.
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
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds or biologic substances for our nonclinical and clinical studies and rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, inflation and global supply chain disruptions, as well as past disruptions related to COVID-19 and potential future disruptions related to a future health epidemic or pandemic, wars, armed conflicts, tariffs and global geopolitical tension, including between the U.S. and China, have had and may continue to have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. Changes in legislation could potentially impact our ability to secure the materials we need for our products and product candidates. For example, the United States passed legislation in December 2025, namely the BIOSECURE Act (the “BIOSECURE Act”), to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or services. Specifically, on December 18, 2025, President Trump signed the National Defense Authorization Act for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. government also has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. Although none of our current suppliers are presently designated, future designations or implementing regulations could require us to seek alternative suppliers, which could increase costs or delay our development and manufacturing timelines. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our nonclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates. For example, in 2021 a membrane used in pegtibatinase drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing processes. Additionally, in September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study to enable us to address necessary process improvements in manufacturing scale-up; these process improvements have been achieved and enrollment has restarted. From time to time we continue to, and may in the future, face supply challenges or shortages of other materials necessary to manufacture pegtibatinase or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.
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
Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. The Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which will impose 100% tariffs on certain patented pharmaceutical products and associated pharmaceutical ingredients. Although we expect FILSPARI to be exempt from these pharmaceutical tariffs under an exemption applicable to orphan drugs, we continue to monitor and assess the evolving tariff situation on our business.
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
To attain and sustain profitability, we must succeed in developing and commercializing therapies with significant market potential. This will require us to be successful in a range of challenging activities, including the discovery of product candidates, successful completion of nonclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may not be successful enough in these activities to generate revenues that are substantial enough to recoup the expenses we have expended in conducting these activities to achieve profitability. Pursuant to the Ligand License Agreement, we are obligated to pay to Ligand an escalating annual royalty between 15% and 17% of net sales of FILSPARI and any other products containing sparsentan or related compounds, which will impact our potential future profit from the commercialization of FILSPARI in the United States and other parts of the world where it is approved or may be approved in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become or remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock may also cause a loss of a part or all of your investment.
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
•our ability to successfully commercialize FILSPARI, and to obtain regulatory approval for, and successfully commercialize, our other or future product candidates;
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
We may not receive some or all of the potential milestone and/or royalty payments from our corporate and licensing transactions.*
From time to time, we engage in corporate transactions and licensing transactions that include potential milestone payments and/or royalties. For example, on July 16, 2023, we entered into a definitive asset purchase agreement (the "Purchase Agreement") with Mirum Pharmaceuticals, Inc. ("Mirum"), pursuant to which we agreed to sell to Mirum, subject to the terms of the Purchase Agreement, our bile acid product portfolio including Chenodal and Cholbam (also known as Kolbam) (the "Products"). The closing of the transaction occurred on August 31, 2023. A portion of the consideration for the sale is in the form of milestone payments that will only be payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Products. We are also party to license agreements with CSL Vifor and Renalys (which was acquired by Chugai in November 2025) pursuant to which we are entitled to receive certain payments contingent on the future achievement of specified milestones, and royalty payments based on potential future sales in specified licensed territories. There is a risk that any or all of the milestone events under these various agreements might not be achieved, that our licensees may not achieve sales that would entitle us to royalty payments, and that any or all of the consideration tied to the achievement of the milestone events and/or royalties might not be received.
In the fourth quarter of 2025, our partner Renalys was acquired by and merged into Chugai, and as a result of the acquisition, Chugai gained exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. Travere received a portion of the upfront payment due to the fact that it was a minority shareholder in Renalys prior to the acquisition, and Travere is also eligible to receive future payments upon the achievement of specified regulatory milestones for sparsentan and royalties on net sales in Japan, South Korea, and Taiwan. There is no guarantee that we will receive any or all of the consideration that is tied to the regulatory milestones or net sales.
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
Also, many states have similar fraud and abuse statutes or regulations, including state anti-kickback and false claims laws, that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Further, certain states require implementation of commercial compliance programs and marketing codes, compliance with the pharmaceutical industry’s voluntary compliance guidelines, and compliance with the applicable compliance guidance promulgated by the federal government. Other various state level requirements include restricting payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; restricting various marketing practices; requiring prescription drug companies to report expenses relating to the marketing and promotion of drug products; requiring the posting of information relating to clinical studies and their outcomes; requiring certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of sales representatives; requiring the reporting of certain information related to drug pricing; and requiring drug manufacturers to track and report information related to payments, gifts, compensation, and other items of value to physicians and other healthcare providers.
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
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive personal information, such as conducting data privacy impact assessments or risk assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”), as amended, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices, and affords California residents certain privacy rights related to their personal data, such as those noted herein. The CCPA allows for fines for certain noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, but these laws increase compliance costs and potential liability with respect to certain other personal data we maintain about residents in certain states. Similar laws are being considered in several other states, as well as at the local level, and we expect more jurisdictions to pass similar laws in the future.
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
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation, and such changes were laid before Parliament on December 12, 2024. and signed into law on April 11, 2025. The changes include risk-proportionate regulation of clinical trials, with low-risk trials able to receive faster approval through automatic authorization, a streamlined approval process that integrates both regulatory and ethics committee approvals, leading to a single UK decision for clinical trials, and new legal obligations mandating the registration of clinical trials in public registries and the publication of trial results within 12 months of trial conclusion.
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
Our corporate headquarters are located in San Diego, California, an area prone to wildfires and earthquakes. These and other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.
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
Other international and geopolitical events could also have a serious adverse impact on our business. While we cannot predict the broader consequences, conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.  Exhibits
(a) Exhibits

3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s General Form for Registration of Securities on Form 10-12G, filed with the SEC on October 28, 2010).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2020).
3.6	Certificate of Amendment of Bylaws of the Company, effective June 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2021).
10.1	Non-Employee Director Compensation Program, as amended
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2026	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric Dube
		Name:	Eric Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer