Form 10-Q
period 2026-06-30
Travere Therapeutics, Inc.
filed 2026-08-04
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of July 30, 2026 was 94,261,082.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended June 30, 2026

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$117,735	$93,035
Marketable debt securities, at fair value	371,442	229,761
Accounts receivable, net	80,636	80,134
Inventory	7,835	5,875
Prepaid expenses and other current assets	37,493	28,760
Total current assets	615,141	437,565
Long-term inventory	32,214	30,280
Property and equipment, net	3,231	4,022
Operating lease right of use assets	8,745	10,576
Intangible assets, net	131,518	113,868
Other assets	8,511	8,880
Total assets	$799,360	$605,191
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,495	$24,800
Accrued expenses	136,267	126,035
Operating lease liabilities, current portion	6,163	5,875
Other current liabilities	2,100	3,194
Total current liabilities	152,025	159,904
Convertible debt	602,781	311,724
Operating lease liabilities, less current portion	7,961	11,134
Other non-current liabilities	12,071	7,601
Total liabilities	774,838	490,363
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 94,174,767 and 90,922,868 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	1,570,242	1,588,721
Accumulated deficit	(1,544,612)	(1,472,713)
Accumulated other comprehensive loss	(1,117)	(1,189)
Total stockholders' equity	24,522	114,828
Total liabilities and stockholders' equity	$799,360	$605,191
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net product sales	$161,352	$94,842	$285,844	$170,702
License and collaboration revenue	8,232	19,607	10,938	25,478
Total revenue	169,584	114,449	296,782	196,180
Operating expenses:
Cost of goods sold	2,174	1,521	4,123	6,201
Research and development	60,283	49,362	117,377	96,251
Selling, general and administrative	96,112	62,581	176,366	122,995
Royalty expense	7,061	13,635	31,877	26,060
Total operating expenses	165,630	127,099	329,743	251,507
Operating income (loss)	3,954	(12,650)	(32,961)	(55,327)
Other (expense) income, net:
Interest income	3,356	3,287	5,939	7,083
Interest expense	(2,134)	(2,846)	(4,434)	(5,702)
Other (expense) income, net	(169)	(526)	(259)	24
Inducement expense	(40,008)	—	(40,008)	—
Total other (expense) income, net	(38,955)	(85)	(38,762)	1,405
Loss from continuing operations before income tax	(35,001)	(12,735)	(71,723)	(53,922)
Income tax benefit (provision) on continuing operations	204	(20)	324	(59)
Loss from continuing operations, net of tax	(34,797)	(12,755)	(71,399)	(53,981)
Loss from discontinued operations, net of tax	—	—	(500)	—
Net loss	$(34,797)	$(12,755)	$(71,899)	$(53,981)

Per share data
Basic and diluted:
Net loss per common share	$(0.37)	$(0.14)	$(0.78)	$(0.61)
Weighted average common shares outstanding	93,479,416	88,945,624	92,678,588	88,652,428
Comprehensive loss:
Net loss	$(34,797)	$(12,755)	$(71,899)	$(53,981)
Foreign currency translation gain (loss)	470	268	917	(418)
Unrealized loss on marketable debt securities	(525)	(237)	(845)	(314)
Comprehensive loss	$(34,852)	$(12,724)	$(71,827)	$(54,713)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2026						Three Months Ended June 30, 2025
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - March 31	92,403,744	$9	$1,609,596	$(1,062)	$(1,509,815)	$98,728	88,787,429	$9	$1,522,050	$(843)	$(1,488,393)	$32,823
Share based compensation	—	—	21,318	—	—	21,318	—	—	10,331	—	—	10,331
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,692,241	—	27,841	—	—	27,841	194,567	—	463	—	—	463
Employee stock purchase program purchase and expense	78,782	—	2,827	—	—	2,827	120,351	—	1,854	—	—	1,854
Induced conversion on 2029 Notes	—	—	(91,340)	—	—	(91,340)	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	470	—	470	—	—	—	268	—	268
Unrealized loss on marketable debt securities	—	—	—	(525)	—	(525)	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	(34,797)	(34,797)	—	—	—	—	(12,755)	(12,755)
Balance - June 30	94,174,767	$9	$1,570,242	$(1,117)	$(1,544,612)	$24,522	89,102,347	$9	$1,534,698	$(812)	$(1,501,148)	$32,747
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Six Months Ended June 30, 2026						Six Months Ended June 30, 2025
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	90,922,868	$9	$1,588,721	$(1,189)	$(1,472,713)	$114,828	87,452,835	$9	$1,506,315	$(80)	$(1,447,167)	$59,077
Share based compensation	—	—	37,008	—	—	37,008	—	—	21,509	—	—	21,509
Issuance of common stock under the equity incentive plan and proceeds from exercise	3,173,117	—	32,570	—	—	32,570	1,529,161	—	4,706	—	—	4,706
Employee stock purchase program purchase and expense	78,782	—	3,283	—	—	3,283	120,351	—	2,168	—	—	2,168
Induced conversion on 2029 Notes	—	—	(91,340)	—		(91,340)	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	917	—	917	—	—	—	(418)	—	(418)
Unrealized loss on marketable debt securities	—	—	—	(845)	—	(845)	—	—	—	(314)	—	(314)
Net loss	—	—	—	—	(71,899)	(71,899)	—	—	—	—	(53,981)	(53,981)
Balance - June 30	94,174,767	$9	$1,570,242	$(1,117)	$(1,544,612)	$24,522	89,102,347	$9	$1,534,698	$(812)	$(1,501,148)	$32,747

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(71,899)	$(53,981)
Net loss from discontinued operations	(500)	—
Net loss from continuing operations	(71,399)	(53,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,446	26,818
Share based compensation	37,934	22,141
Foreign currency remeasurement impact	950	(2,165)
Inducement expense	40,008	—
Other	(2,614)	(693)
Changes in operating assets and liabilities:
Accounts receivable	(583)	(11,486)
Inventory	(3,450)	3,645
Prepaid expenses and other current and non-current assets	(9,457)	(6,777)
Accounts payable	(17,211)	(5,223)
Accrued expenses	9,194	(8,200)
Deferred revenue	—	(2,815)
Other current and non-current liabilities	4,887	1,525
Net cash provided by (used in) operating activities	17,705	(37,211)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	85,149	134,553
Purchase of marketable debt securities	(226,638)	(64,371)
Purchase of intangible assets	(43,249)	(23,870)
Other	—	(172)
Net cash (used in) provided by investing activities	(184,738)	46,140
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(1,050)	(1,050)
Proceeds from issuance of 2032 convertible senior notes	525,000	—
Payment of debt issuance costs	(16,270)	—
Repurchase of 2029 convertible senior notes including premium	(350,885)	—
Proceeds from exercise of stock options	32,570	4,706
Proceeds from issuances under the employee stock purchase plan	2,356	1,537
Net cash provided by financing activities	191,721	5,193
Effect of exchange rate changes on cash	12	2,497
Net increase in cash and cash equivalents	24,700	16,619
Cash and cash equivalents, beginning of year	93,035	58,535
Cash and cash equivalents, end of period	$117,735	$75,154
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
Treatment of FSGS
On April 13, 2026, the FDA granted full (traditional) approval of FILSPARI (sparsentan) to reduce proteinuria in adult and pediatric patients aged 8 years and older with focal segmental glomerulosclerosis (“FSGS”) without nephrotic syndrome. In the Phase 3 DUPLEX Study patients treated with FILSPARI in the overall study population experienced a significant reduction in proteinuria compared to those treated with maximum labeled dose irbesartan.
FILSPARI is the first and only medicine approved by the FDA for the treatment of FSGS.
License and Collaboration Agreements
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
In January 2024, the Company entered into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy in November 2024. In the fourth quarter of 2025, Renalys announced positive topline results from its Phase 3 study of sparsentan in Japanese patients with IgAN. Renalys has also announced that it has reached an agreement with the Pharmaceuticals and Medical Devices Agency ("PMDA") regarding development plans for two other Phase 3 clinical trials of sparsentan, one investigating the use of sparsentan in focal segmental glomerulosclerosis ("FSGS") and the other in Alport syndrome, in Japan. In the fourth quarter of 2025, Renalys was acquired by and merged into Chugai Pharmaceutical Co., Ltd. (“Chugai”). Through the acquisition, Chugai gained exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. As a minority shareholder in Renalys, Travere received $10.2 million at the closing of the transaction in the fourth quarter of 2025, and Travere is also eligible to receive multiple milestones according to the progress of sparsentan regulatory approval, and consideration linked to sparsentan's net sales in the applicable territory. Under the terms of the licensing agreement, Chugai is responsible for development, regulatory matters, and commercialization in the licensed territories.
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
In September 2024, the Company announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause was enacted following the Company's determination that the desired drug substance profile was not achieved in the initial scale-up process, and it enabled the Company to address necessary process improvements in manufacturing scale-up to support initial commercial scale manufacturing as well as full enrollment in the HARMONY Study. Following process improvements, the Company restarted enrollment activities in the first quarter of 2026 and dosed the first new patient following study restart in April 2026.
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
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. The Company revised the presentation of amortization expense of certain royalty and milestone payments associated with license agreements acquired in prior asset acquisitions that were accounted for under the asset accumulation method. Historically, the royalty amortization expense was included within selling, general and administrative expenses in the consolidated statements of operations. Beginning in the current year, the Company presents these amounts separately as royalty expense to better reflect the nature of these costs as consideration payable to licensors based on sales of licensed products and regulatory milestone payments. As a result of this change in presentation, $13.6 million and $26.1 million of amortization expense previously included within selling, general and administrative expenses has been reclassified to royalty expense for the three and six months ended June 30, 2025, respectively. This reclassification had no impact on total operating expenses, loss from operations, net loss, net loss per share, or cash flows for any period presented.
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
The following table summarizes cost of goods sold for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold - product sales	$2,174	$1,521	$4,123	$2,775
Cost of goods sold - license and collaboration	—	—	—	3,426
Total cost of goods sold	$2,174	$1,521	$4,123	$6,201
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan) in IgAN, the Company expensed the production of APIs purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and six months ended June 30, 2025 sales of FILSPARI primarily consisted of zero-cost inventories. The Company began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
Research and Development Expenses
Research and development includes expenses related to sparsentan, pegtibatinase, and the Company's other pipeline programs. The Company expenses all research and development costs as they are incurred. The Company's research and development costs are composed of salaries and bonuses, benefits, non-cash share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials and develop drug materials and delivery methods, costs to manufacture drug product supplies to support clinical development, and associated overhead expenses and facilities costs. The Company charges direct internal and external program costs to the respective development programs. The Company also incurs indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
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
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at June 30, 2026 as such royalties are not yet probable and estimable.
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
The following table summarizes royalty expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of intangibles - royalties and milestones	$3,839	$13,635	$28,655	$26,060
Royalties expensed	3,222	—	3,222	—
Total royalty expense	$7,061	$13,635	$31,877	$26,060
Royalties and milestones capitalized	$25,351	$15,088	$46,423	$27,173
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
In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debts Instruments. This ASU clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those years. The Company adopted this standard effective January 1, 2026 on a prospective basis. See Note 10 for further discussion of accounting for convertible debt transactions during 2026.
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

NOTE 3. REVENUE RECOGNITION
Product Sales, Net
Product sales consist of FILSPARI and tiopronin products (Thiola and Thiola EC). The Company sells its products to specialty pharmacies and through direct-to-patient distributors worldwide, with the United States representing over 99% of the Company's net product sales.
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
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the six months ended June 30, 2026 and 2025, adjustments to net product revenue related to performance obligations satisfied in previous periods were $1.0 million and $1.3 million, respectively.
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
The following table summarizes net product sales for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
FILSPARI	$141,078	$71,887	$246,230	$127,768
Tiopronin products	20,274	22,955	39,614	42,934
Total net product sales	$161,352	$94,842	$285,844	$170,702

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
For the three and six months ended June 30, 2025, the Company achieved a regulatory milestone in the amount of $17.5 million as a result of the European Commission granting standard MA approval. This milestone was included in the transaction price under the most likely amount method and recognized in full.
For the three months ended June 30, 2026 and 2025, the Company recognized $3.2 million and $19.6 million, respectively, in license and collaboration revenue associated with the CSL Vifor License Agreement. For the six months ended June 30, 2026 and 2025, the Company recognized $5.9 million and $25.5 million, respectively, in license and collaboration revenue associated with the CSL Vifor License Agreement.
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
For the three and six months ended June 30, 2026, the Company recognized a $5.0 million regulatory milestone associated with the Chugai License Agreement.

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of June 30, 2026 and December 31, 2025 were composed of available-for-sale commercial paper and corporate and government debt securities and municipal bonds. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.

Marketable debt securities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Marketable debt securities:
Commercial paper	$64,258	$62,988
Corporate debt securities	271,194	151,777
Securities of government sponsored entities	19,868	9,993
Municipal bonds	16,122	5,003
Total available-for-sale marketable debt securities	$371,442	$229,761
The following is a summary of short-term marketable debt securities classified as available-for-sale as of June 30, 2026 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$64,341	$—	$(83)	$64,258
Corporate debt securities	Less than 1	101,851	—	(154)	101,697
Securities of government-sponsored entities	Less than 1	10,000	—	(45)	9,955
Total maturity less than 1 year		176,192	—	(282)	175,910
Corporate debt securities	1 to 2	169,997	29	(529)	169,497
Securities of government-sponsored entities	1 to 2	9,933	—	(20)	9,913
Municipal bonds	1 to 2	16,179	—	(57)	16,122
Total maturity 1 to 2 years		196,109	29	(606)	195,532
Total available-for-sale marketable debt securities		$372,301	$29	$(888)	$371,442
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2025 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$62,974	$20	$(6)	$62,988
Corporate debt securities	Less than 1	77,414	12	(33)	77,393
Municipal bonds	Less than 1	5,000	3	—	5,003
Total maturity less than 1 year		145,388	35	(39)	145,384
Corporate debt securities	1 to 2	74,389	69	(74)	74,384
Securities of government-sponsored entities	1 to 2	10,000	—	(7)	9,993
Total maturity 1 to 2 years		84,389	69	(81)	84,377
Total available-for-sale marketable debt securities		$229,777	$104	$(120)	$229,761
For the three and six months ended June 30, 2026 and 2025, realized gains and losses on marketable debt securities were immaterial. As of June 30, 2026 and December 31, 2025, the accrued interest receivable related to the Company's marketable debt securities was $2.3 million and $1.3 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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

The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position reported as of June 30, 2026 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$60,116	$83	$—	$—	$60,116	$83
Corporate debt securities	266,227	683	—	—	266,227	683
Securities of government-sponsored entities	19,868	65	—	—	19,868	65
Municipal bonds	16,122	57	—	—	16,122	57
Total	$362,333	$888	$—	$—	$362,333	$888
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
As of June 30, 2026 and December 31, 2025, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $363.2 million and $140.9 million, respectively.
As of June 30, 2026 and December 31, 2025, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The increase in unrealized losses for the six months ended June 30, 2026 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

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

NOTE 7.  LEASES
As of June 30, 2026, the Company had an operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established right-of-use assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total right-of-use asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
The following is a schedule of the future minimum rental commitments for the Company's operating lease reconciled to the lease liability and right-of-use asset as of June 30, 2026 (in thousands):

June 30, 2026
2026 (remaining)	$3,398
2027	6,978
2028	4,782
2029 and thereafter	—
Total undiscounted future minimum payments	15,158
Present value discount	(1,034)
Total lease liability	14,124
Unamortized lease incentives	(2,063)
Cash payments in excess of straight-line lease expense	(3,316)
Total right-of-use asset	$8,745

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term in years	2.2	2.7
Weighted-average discount rate	6.48%	6.48%
For the three and six months ended June 30, 2026, the Company recorded $1.1 million and $2.2 million in expense related to operating leases, including amortized tenant improvement allowances. For the three and six months ended June 30, 2025, the Company recorded $1.1 million and $2.2 million in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of June 30, 2026 and December 31, 2025, the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $180.5 million and $448.3 million, respectively. As of June 30, 2026 the fair value of the Company's 0.50% Convertible Senior Notes due 2032 was $618.9 million. The fair values were estimated utilizing market quotations and are considered Level 2.

The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of June 30, 2026 (in thousands):

	As of June 30, 2026
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$117,735	$117,735	$—	$—
Marketable debt securities, available-for-sale	371,442	—	371,442	—
Total	$489,177	$117,735	$371,442	$—
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

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into the Ligand License Agreement for a worldwide sublicense to develop, manufacture and commercialize FILSPARI. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through June 30, 2026 the Company has capitalized $48.7 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and Bristol-Myers Squibb Company) an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI for IgAN. For the three and six months ended June 30, 2026, the Company capitalized royalties owed on net sales of FILSPARI to intangible assets of $25.4 million and $43.4 million, respectively and $11.4 million and $20.3 million for the three and six months ended June 30, 2025, respectively. The cost of historical milestones paid and royalty payments are being amortized to royalty expense on a straight-line basis through the estimated useful life.
Mission License Agreement
In 2014, the Company entered into the Mission License Agreement, pursuant to which it obtained an exclusive, royalty-bearing license to market, sell and commercialize Thiola (tiopronin) in the United States and Canada, and a non-exclusive license to use know-how relating to Thiola to the extent necessary to market Thiola. Under the terms of the Mission License Agreement, as subsequently amended, which runs through May 2029, the Company is obligated to pay Mission the greater of $2.1 million, representing the guaranteed minimum royalty, or 20% of its Thiola net sales generated globally during each calendar year. The Company capitalized a total of $188.4 million related to the Thiola intangible asset. For the three and six months ended June 30, 2025, the Company capitalized royalties owed on net sales of Thiola to intangible assets of $3.7 million and $6.9 million, respectively. The cost of the milestone payments and royalty payments were fully amortized to royalty expense on a straight-line basis through March 31, 2026. During the second quarter of 2026, the Company began expensing royalty payments during the period incurred.
The following table sets forth amortizable intangible assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Finite-lived intangible assets	$339,737	$293,467
Less: accumulated amortization	(208,972)	(180,352)
Net carrying value	$130,765	$113,115
Amortization expense for the three and six months ended June 30, 2026 was $3.8 million and $28.7 million, respectively and $13.6 million and $26.1 million, for the three and six months ended June 30, 2025, respectively, and is recorded in royalty expense.

NOTE 10.  CONVERTIBLE DEBT
The composition of the Company’s convertible senior notes are as follows (in thousands):

	June 30, 2026	December 31, 2025
0.50% convertible senior notes due 2032	$525,000	$—
2.25% convertible senior notes due 2029	94,875	316,250
Unamortized debt issuance costs - 0.50% convertible senior notes due 2032	(15,906)	—
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(1,188)	(4,526)
Total convertible senior notes, net of unamortized debt issuance costs	$602,781	$311,724
Convertible Senior Notes Due 2032
On May 11, 2026, the Company completed a registered underwritten public offering of $525.0 million aggregate principal amount of 0.50% Convertible Senior Notes due 2032 (“2032 Notes”), which includes $50.0 million aggregate principal amount of 2032 Notes sold pursuant to the full exercise of the underwriters’ over-allotment option. The Company issued the 2032 Notes under an indenture, dated as of May 11, 2026, as supplemented by the first supplemental indenture, dated as of May 11, 2026 (collectively, the “2032 Indenture”). The Company received net proceeds from the issuance of the 2032 Notes of $509.3 million, after deducting commissions and offering expenses of $16.3 million. The 2032 Notes will mature on May 15, 2032, unless earlier repurchased, redeemed, or converted. The 2032 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 0.50%, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026.
At June 30, 2026, accrued interest on the 2032 Notes of $0.4 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2032 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness, including the 2029 Notes; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2032 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of the Company's subsidiaries.
Holders may convert their 2032 Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2026 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock for each of at least 20 trading days, whether or not consecutive, during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on the applicable trading day; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2032 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions of the Company’s common stock; (4) if the Company calls the 2032 Notes for redemption; and (5) at any time from, and including, February 17, 2032 until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on the applicable conversion rate. The initial conversion rate for the 2032 Notes is 15.4078 shares of the Company’s common stock per $1,000 principal amount of 2032 Notes, which represents an initial conversion price of approximately $64.90 per share. If a “make-whole fundamental change” (as defined in the 2032 Indenture) occurs, then the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
The 2032 Notes will be redeemable, in whole or in part at the Company’s option at any time, and from time to time, on or after May 21, 2029 and, in the case of any partial redemption, on or before the 30th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2032 Notes unless at least $75.0 million aggregate principal amount of 2032 Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any 2032 Note for redemption will constitute a make-whole fundamental change with respect to that 2032 Note, in which case the conversion rate applicable to the conversion of that 2032 Note will be increased in certain circumstances if it is converted after it is called for redemption. If a fundamental change (as defined in the 2032 Indenture) occurs, then, except as described in the 2032 Indenture, holders may require the Company to repurchase their 2032 Notes at a cash repurchase price equal to the principal amount of the 2032 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
The Company incurred approximately $16.3 million of debt issuance costs relating to the issuance of the 2032 Notes, which were recorded as a reduction to the 2032 Notes on the Consolidated Balance Sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the 2032 Notes using the effective interest method. The Company determined the expected life of the debt is equal to the six-year term of the 2032 Notes. The effective interest rate on the 2032 Notes is 1.0%.
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
At June 30, 2026, accrued interest on the 2029 Notes of $0.7 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness, including the 2032 Notes; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of the Company's subsidiaries.
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
On May 11, 2026, the Company completed its repurchase of $221.4 million aggregate principal amount of 2029 Notes for cash, including accrued and unpaid interest, for a total of $350.9 million. The Company evaluated the transaction in accordance with amended accounting guidance under ASU 2024-04 and accounted for the repurchase as an induced conversion. As a result of the repurchase, the Company recognized inducement expense of $40.0 million, which was recorded as other expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2026. The inducement expense primarily represents the difference between the if-converted value of the 2029 Notes and the fair value of the 2029 Notes at the time that the debt repurchase terms were accepted by noteholders. The remaining $91.3 million of the premium, which represents the difference between the if-converted value and carrying value of the repurchased 2029 Notes and $2.8 million unamortized debt issuance costs related to the repurchased 2029 Notes were accounted for as reductions to additional paid-in capital in the Consolidated Balance Sheet. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2029 Notes as of June 30, 2026 was $94.9 million.
The 2029 Notes and 2032 Notes are accounted for in accordance with ASC 470-20, Debt with conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of equity classification guidance. Based upon the Company’s analysis, it was determined that the 2029 Notes and 2032 Notes do not contain embedded features requiring recognition as derivatives and bifurcation, and therefore are measured at amortized cost and recorded as liabilities on the Consolidated Balance Sheets.
The 2029 Notes and 2032 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2029 Notes or 2032 Notes at June 30, 2026.
The 2029 Notes and 2032 Notes are classified as long-term convertible debt on the Company's Consolidated Balance Sheets at June 30, 2026.

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
Interest Expense
The following table sets forth total interest expense recognized related to the 2025, 2029 and 2032 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$1,438	$2,210	$3,217	$4,419
Amortization of debt issuance costs	541	433	895	866
Total interest expense	$1,979	$2,643	$4,112	$5,285
Total interest expense recognized for the three and six months ended June 30, 2026 was $2.1 million and $4.4 million, respectively, and $2.8 million and $5.7 million for the three and six months ended June 30, 2025, respectively.

NOTE 11. ACCRUED EXPENSES
Accrued expenses at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Sales discounts, rebates, and allowances	$42,885	$30,595
Accrued royalties	27,598	22,703
Compensation related costs	25,791	41,515
Research and development	16,644	16,027
Selling, general and administrative	15,898	9,818
Miscellaneous accrued expenses	7,451	5,377
Total accrued expenses	$136,267	$126,035

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
The Company’s potentially dilutive shares, which include outstanding stock options, restricted stock units, and shares issuable upon conversion of the 2025 Notes, repaid in September 2025, 2029 Notes and 2032 Notes, are considered to be common stock equivalents. For the periods that the Company has reported net losses, all potentially dilutive securities are anti-dilutive and, accordingly, basic net loss per share equals diluted net loss per share.

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2026			2025
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Continuing operations	93,479,416	$(34,797)	$(0.37)	88,945,624	$(12,755)	$(0.14)
Discontinued operations	93,479,416	—	—	88,945,624	—	—
Basic and diluted loss per share	93,479,416	$(34,797)	$(0.37)	88,945,624	$(12,755)	$(0.14)

	Six Months Ended June 30,
	2026			2025
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Continuing operations	92,678,588	$(71,399)	$(0.77)	88,652,428	$(53,981)	$(0.61)
Discontinued operations	92,678,588	(500)	(0.01)	88,652,428	—	—
Basic and diluted loss per share	92,678,588	$(71,899)	$(0.78)	88,652,428	$(53,981)	$(0.61)
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Convertible debt	10,562,989	11,697,953	10,244,279	11,697,953
Options	8,421,761	10,183,913	8,661,342	10,055,221
Restricted stock units	5,508,579	4,440,005	5,488,743	4,294,325
Total anti-dilutive shares	24,493,329	26,321,871	24,394,364	26,047,499

NOTE 13.  COMMITMENTS AND CONTINGENCIES
Commitments
Certain of the Company's contractual arrangements with CMOs require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements.
Contingencies
In November 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. The Company acquired Orphan by purchasing all of the outstanding shares. Under the stock purchase agreement, the Company has also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the U.S. and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted. Through June 30, 2026, the Company has paid $65.2 million for contractual milestones achieved under the stock purchase agreement.
In accordance with ASC 450, Contingencies, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of June 30, 2026, no contingent cash payments have been accrued.
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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2026:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	8,241,429	$19.91	5.89	$150,796
Granted	1,353,230	$33.97
Exercised	(1,575,054)	$20.68		$32,560
Forfeited/canceled	(73,441)	$22.15
Outstanding at June 30, 2026	7,946,164	$22.13	6.55	$275,548
Vested and expected to vest at June 30, 2026	7,946,164	$22.13	6.55	$275,548
Exercisable at June 30, 2026	5,156,156	$20.56	5.32	$186,921
At June 30, 2026, unamortized stock compensation for stock options was $40.2 million, with a remaining weighted-average recognition period of 2.7 years.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the six months ended June 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	4,567,367	$18.02
Granted	2,326,360	$33.50
Vested	(1,368,563)	$18.21
Forfeited/canceled	(180,880)	$22.79
Unvested at June 30, 2026	5,344,284	$24.55
At June 30, 2026, unamortized stock compensation for service based restricted stock units was $108.0 million, with a remaining weighted-average recognition period of 2.5 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the six months ended June 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	233,604	$16.35
Granted	215,730	$24.94
Vested	(229,500)	17.77
Forfeited/canceled	—	—
Unvested at June 30, 2026	219,834	$23.30
At June 30, 2026, unamortized stock compensation for performance based restricted stock units was $1.6 million, with a remaining weighted-average recognition period of 1.3 years.
Share-Based Compensation
The following table sets forth share-based compensation for continuing operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$6,873	$3,990	$12,431	$8,716
Selling, general and administrative	14,915	6,659	25,503	13,425
Total share-based compensation	$21,788	$10,649	$37,934	$22,141

NOTE 15. INVENTORY
Inventory consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$22,768	$24,169
Work in process	7,891	2,348
Finished goods	9,390	9,638
Total inventory	$40,049	$36,155
Classified as:
Current inventory	$7,835	$5,875
Long-term inventory	32,214	30,280
Total inventory	$40,049	$36,155
The balance classified as long-term inventory consists of raw materials, work in process and finished goods for both Thiola and FILSPARI as of June 30, 2026 and December 31, 2025. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $80.6 million and $80.1 million at June 30, 2026 and December 31, 2025, respectively. The accounts receivable balance as of December 31, 2025 includes the $25.0 million milestone payment due from Mirum, received in April 2026. See Note 18 for further discussion. The total reserves for both periods were immaterial.
The Company's evaluation and accounting for credit losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

NOTE 17. EQUITY OFFERINGS
At-the-Market Equity Offering
In October 2024, the Company filed a prospectus supplement to the prospectus included in its registration statement on Form S-3 (File No. 333-281194), pursuant to which the Company may offer and sell, from time to time through Jefferies LLC, as agent ("Jefferies"), up to $100.0 million of common stock pursuant to an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies. As of June 30, 2026, the Company has not sold any shares under the ATM Agreement.

NOTE 18. DIVESTITURES
Discontinued Operations
Sale of Bile Acid Product Portfolio
In August 2023, the Company closed the sale of its bile acid business to Mirum Pharmaceuticals, Inc. (“Mirum”) pursuant to the terms of an asset purchase agreement dated July 16, 2023 (the "Purchase Agreement"). The Company is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the "Products"). The Company will recognize the contingent consideration receivable in earnings when the target annual sales for the milestones are met and the contingency is resolved. Mirum achieved the first such milestone based on its annual net sales in 2025, and Travere recognized a milestone of $25.0 million for the year ended December 31, 2025 in discontinued operations. The $25.0 million is included in accounts receivable as of December 31, 2025 and payment was received in April 2026. Loss from discontinued operations for the three and six months ended June 30, 2026 was zero and $0.5 million, respectively and zero for both the three and six months ended June 30, 2025.

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
Long-lived assets located outside the U.S. were immaterial as of both June 30, 2026 and December 31, 2025. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies.
See Note 3 for further discussion of net product sales and Note 4 for discussion of license and collaboration revenues.
The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$169,584	$114,449	$296,782	$196,180
Less:
Cost of goods sold	2,174	1,521	4,123	6,201
Research and development:
External research and development	31,215	27,461	58,943	49,816
Internal personnel costs	23,962	18,215	48,487	38,317
Other research and development	5,106	3,686	9,947	8,118
Total research and development	60,283	49,362	117,377	96,251
Selling, general and administrative	96,112	62,581	176,366	122,995
Royalty expense	7,061	13,635	31,877	26,060
Total other (expense) income, net	(38,955)	(85)	(38,762)	1,405
Income tax benefit (provision)	204	(20)	324	(59)
Loss from discontinued operations, net of tax	—	—	(500)	—
Net loss	$(34,797)	$(12,755)	$(71,899)	$(53,981)

NOTE 20. SUBSEQUENT EVENTS
In June 2026, the Company entered into a license and collaboration agreement with Everest Medicines (Singapore) Pte. Ltd. ("Everest"), granting the Company an exclusive license to develop, manufacture and commercialize civorebrutinib, an investigational oral, covalent reversible Bruton's tyrosine kinase ("BTK") inhibitor, and products containing civorebrutinib (“Products”) for any and all prophylactic, diagnostic and therapeutic uses and treatment of diseases and disorders in all countries outside of China and certain countries in East and Southeast Asia (the "Territory"). The agreement became effective in July 2026 following the satisfaction of customary closing conditions.
Under the terms of the agreement, the Company paid Everest an upfront payment of $112.5 million in July 2026. Pursuant to the agreement, Everest is eligible to receive up to $1.03 billion in additional development, regulatory and commercial milestone payments, as well as tiered royalties on net sales of Products in the Territory. The Company and Everest have agreed to collaborate on global clinical development, including sharing development costs for global clinical trials. Except for certain global development activities, the Company is responsible for development and commercialization of civorebrutinib in the Territory, while Everest retains responsibility for its territory.

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

3	Following a voluntarily pause in enrollment, we restarted enrollment activities for the pivotal Phase 3 HARMONY Study in the first quarter of 2026.
4	Current Everest Medicines studies.
5	As part of the ongoing basket study conducted by Everest Medicines.
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
In September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study. The voluntary enrollment pause was enacted following our determination that the desired drug substance profile was not achieved in the initial scale-up process, and it enabled us to address necessary process improvements in manufacturing scale-up to support initial commercial scale manufacturing as well as full enrollment in the HARMONY Study. Following successful process improvements, the Company restarted enrollment activities in the first quarter of 2026 and dosed the first new patient following study restart in April 2026, with topline data anticipated in the second half of 2027.
We acquired pegtibatinase as part of the November 2020 acquisition of Orphan Technologies Limited.
Civorebrutinib
Civorebrutinib is an investigational oral, covalent reversible Bruton’s tyrosine kinase (“BTK”) inhibitor designed to provide differentiated efficacy, safety and convenience for patients with rare, immune-mediated kidney diseases, including primary membranous nephropathy (“PMN”), with planned evaluation in FSGS, minimal change disease (“MCD”) and potentially additional indications. BTK is a key mediator of B-cell receptor signaling and plays an important role in B-cell activation, maturation, proliferation, and differentiation into antibody-producing cells.
In immune-mediated kidney diseases, B-cell activation and autoantibody production are believed to contribute directly to kidney injury. Civorebrutinib has demonstrated proof of concept in a Phase 1/2 clinical trial of patients with PMN. The previously reported Phase 1/2 data demonstrated rapid and sustained reductions in anti-PLA2R autoantibodies and proteinuria, with high rates of immunologic and clinical remission and stable kidney function through 52 weeks of follow-up. Civorebrutinib has been generally well tolerated throughout the development program to date.
In June 2026, we entered into a license and collaboration agreement (the “Everest Agreement”) with Everest Medicines (Singapore) Pte. Ltd. (“Everest”), pursuant to which we obtained an exclusive license to develop, manufacture and commercialize civorebrutinib in the United States and global markets excluding Greater China and certain countries in East and Southeast Asia (the “Territory”). The Everest Agreement became effective in July 2026 following the satisfaction of customary closing conditions.
We and Everest will collaborate on global clinical development, including sharing development costs for global clinical trials. Except for certain global development activities, we are responsible for development and commercialization of civorebrutinib in the Territory, while Everest retains responsibility for its territory.
Under the Everest Agreement, we paid Everest an upfront payment of $112.5 million in July 2026 and Everest is eligible to receive up to approximately $1.03 billion in additional development, regulatory and commercial milestone payments, as well as tiered royalties on net sales of civorebrutinib products in the Territory.
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

Results of Operations
Results of operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
Revenue
The following table provides information regarding revenue, including net product sales and license and collaboration revenue (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
FILSPARI	$141,078	$71,887	$69,191	$246,230	$127,768	$118,462
Tiopronin products	20,274	22,955	(2,681)	39,614	42,934	(3,320)
Total net product sales	161,352	94,842	66,510	285,844	170,702	115,142
License and collaboration revenue	8,232	19,607	(11,375)	10,938	25,478	(14,540)
Total revenue	$169,584	$114,449	$55,135	$296,782	$196,180	$100,602
Net product sales
The increase in total net product sales for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to growth in sales of FILSPARI.
License and collaboration revenue
The decrease in license and collaboration revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to recognition of a $17.5 million regulatory milestone associated with the CSL Vifor License Agreement during the three months ended June 30, 2025, offset by recognition of a $5.0 million regulatory milestone associated with the Chugai License Agreement during the three months ended June 30, 2026. The decrease in license and collaboration revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to recognition of a $17.5 million regulatory milestone associated with the CSL Vifor License Agreement and the sale of $3.8 million in active pharmaceutical ingredients ("API") during the three months ended June 30, 2025, offset by recognition of a $5.0 million regulatory milestone associated with the Chugai License Agreement during the six months ended June 30, 2026.
Operating Expenses
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
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Cost of goods sold - product sales	$2,174	$1,521	$653	$4,123	$2,775	$1,348
Cost of goods sold - license and collaboration	—	—	—	—	3,426	(3,426)
Total cost of goods sold	2,174	1,521	653	4,123	6,201	(2,078)
Research and development	60,283	49,362	10,921	117,377	96,251	21,126
Selling, general and administrative	96,112	62,581	33,531	176,366	122,995	53,371
Royalty expense	7,061	13,635	(6,574)	31,877	26,060	5,817
Total operating expenses	$165,630	$127,099	$38,531	$329,743	$251,507	$78,236
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan) in IgAN, we expensed the production of APIs purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and six months ended June 30, 2025 sales of FILSPARI primarily consisted of zero-cost inventories, and therefore cost of goods sold did not increase proportionally to the increase in product sales. We began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, our cost of goods sold - license and collaboration decreased by $3.4 million, due to the sale of API in 2025.

Research and development expenses
Research and development costs include expenses related to sparsentan, pegtibatinase and our other pipeline programs. We expense all research and development costs as they are incurred. Our research and development costs are comprised of salaries and bonuses, benefits, non-cash share-based compensation, license fees, milestones under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop drug materials and delivery methods, costs to manufacture drug product supplies to support clinical development, and associated overhead expenses and facilities costs. We charge direct internal and external program costs to the respective development programs. We also incur indirect costs that are not allocated to specific programs because such costs benefit multiple development programs and allow us to increase our pharmaceutical development capabilities. These consist of internal shared resources related to the development and maintenance of systems and processes applicable to all of our programs.
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
The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
External service provider costs:
Sparsentan	$6,971	$13,737	$(6,766)	$16,470	$25,056	$(8,586)
Pegtibatinase	24,244	13,283	10,961	42,473	24,319	18,154
General and other product candidates	5,106	4,127	979	9,947	8,559	1,388
Total external service provider costs	36,321	31,147	5,174	68,890	57,934	10,956
Internal personnel costs	23,962	18,215	5,747	48,487	38,317	10,170
Total research and development	$60,283	$49,362	$10,921	$117,377	$96,251	$21,126
For the three and six months ended June 30, 2026 compared to 2025, our research and development expenses increased by $10.9 million and $21.1 million, respectively. External service provider costs increased by $5.2 million and $11.0 million, respectively, for the three and six months ended June 30, 2026 compared to 2025, largely driven by an increase in costs associated with pegtibatinase due to restarting enrollment activities for the HARMONY Study in 2026, as well as additional manufacturing costs, offset by a decrease in costs associated with the development of sparsentan as our Phase 3 programs advanced towards completion. The increase in internal personnel costs of $5.7 million and $10.2 million, respectively, for the three and six months ended June 30, 2026 compared to 2025, is due to an increase in headcount.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and six months ended June 30, 2026 compared to 2025, our selling, general and administrative expenses increased by $33.5 million and $53.4 million, respectively, primarily as a result of an increase in commercial investments to support FILSPARI in IgAN and commercial investments for the launch of FSGS, including an expansion of our field force to support both indications.
Royalty expense
Royalty expense includes amortization of royalties and milestones paid that are capitalized to the intangible asset under the asset accumulation model as well as royalties expensed after the estimated useful life of the license agreement has been reached.
For the three months ended June 30, 2026 compared to 2025, our royalty expense decreased by $6.6 million due to the Thiola intangible asset reaching the end of its useful life on March 31, 2026. For the six months ended June 30, 2026 compared to 2025, royalty expense increased by $5.8 million, primarily due to elevated amortization of the Thiola intangible asset in the first quarter of 2026 as it reached the end of its useful life on March 31, 2026.
Other Income/Expenses
The following table provides information regarding other (expense) income, net (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Interest income	$3,356	$3,287	$69	$5,939	$7,083	$(1,144)
Interest expense	(2,134)	(2,846)	712	(4,434)	(5,702)	1,268
Other (expense) income, net	(169)	(526)	357	(259)	24	(283)
Inducement expense	(40,008)	—	(40,008)	(40,008)	—	(40,008)
Total other (expense) income, net	$(38,955)	$(85)	$(38,870)	$(38,762)	$1,405	$(40,167)

The change in our total other (expense) income, net for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 is primarily due to the $40.0 million inducement expense related to the partial repurchase of the 2.25% Convertible Senior Notes due 2029 (“2029 Notes”).

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
We believe that our available cash and short-term investments as of the date of this filing, together with anticipated cash generated from operations, will be sufficient to fund our anticipated level of operations beyond the next 12 months from the date of this filing. We expect that our operating results will vary from quarter-to-quarter and year-to-year depending upon various factors including revenues, selling, general and administrative expenses, and research and development expenses, particularly with respect to our clinical and preclinical development activities. Our ability to fund our operations in subsequent years will depend upon certain factors which are beyond our control and may require us to obtain additional debt or equity capital or refinance all or a portion of our debt, including the 2029 Notes and 0.50% Convertible Senior Notes due 2032 (“2032 Notes”), on or before maturity. Though we generate revenues from product sales, we may incur significant operating losses over the next several years. Our ability to achieve profitable operations in the future will depend in large part upon completing development of products in our pipeline, obtaining regulatory approvals for these products and bringing these products to market, along with potential in-licensing of additional products approved by the FDA and manufacturing and selling these products.
We had the following balances and financial performance at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$117,735	$93,035
Marketable debt securities, at fair value	$371,442	$229,761
Convertible debt	$602,781	$311,724
Accumulated deficit	$(1,544,612)	$(1,472,713)
Stockholders' equity	$24,522	$114,828
Net working capital*	$463,116	$277,661
Net working capital ratio**	4.05	2.74
* Current assets less current liabilities. **Current assets divided by current liabilities.
As of June 30, 2026, we had cash and cash equivalents of $117.7 million and available-for-sale marketable debt securities of $371.4 million. In July 2026, we paid Everest an upfront payment of $112.5 million pursuant to the terms of the Everest Agreement. Substantial sources of funds over the past year, as summarized further below, include net proceeds of $158.4 million from the issuance of 2032 Notes after giving effect to the partial repurchase of 2029 Notes, milestone payments from CSL Vifor totaling $40.0 million, a milestone payment of $25.0 million from Mirum and $10.2 million from the sale of Renalys stock to Chugai.
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
Beyond the next 12 months and over the foreseeable future, our known commitments and potential financial obligations will likely include ongoing operations funding, operating lease payments, interest payments on our outstanding debt, royalties on sales of our existing commercialized products, research and development expenses pertaining to clinical and preclinical development activities across our pipeline, milestone and royalty payments associated with FILSPARI, pegtibatinase, and other developmental programs based upon the achievement of certain agreement-specific criteria, along with sales-based royalties and the repayment of principal on the outstanding 2029 Notes, which mature on March 1, 2029, and 2032 Notes, which mature on May 15, 2032. Potential sources of cash over this time horizon may include net revenues from sales of our existing products and, if commercialized, our pipeline products, licensing revenue, the sale or maturity of marketable debt securities in our investment portfolio, the refinancing of all or a portion of our debt, on or before maturity, or the issuance of additional debt or equity. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise, and the amounts involved in such purchases and/or exchanges, individually or in the aggregate, may be material. We may not be able to successfully conduct financing or refinancing activity on favorable terms or at all.

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
Collaboration and License Proceeds
License and Collaboration Agreement with CSL Vifor
In September 2021, we entered into a license agreement with CSL Vifor, pursuant to which we granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in the licensed territories. Under the terms of the license agreement, we will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. Through June 30, 2026, we have received milestone payments totaling $57.5 million associated with the license agreement. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the licensed territories.
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
Operating Leases
Future Minimum Rental Commitments
As of June 30, 2026, we have future minimum rental commitments totaling $15.2 million arising from our operating lease and sublease income totaling $2.8 million. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize FILSPARI (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through June 30, 2026, we have paid $48.7 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the terms of the Ligand License Agreement, we are obligated to pay to Ligand an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI.

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
Acquisition of Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. We acquired Orphan by purchasing all of its outstanding shares. Under the Stock Purchase Agreement (the "Agreement"), we agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the U.S. and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted. Through June 30, 2026, we have paid $65.2 million for contractual milestones achieved under the stock purchase agreement.
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
Borrowings
Convertible Senior Notes Due 2032
On May 11, 2026, we completed a registered underwritten public offering of $525.0 million aggregate principal amount of our 2032 Notes. We issued the 2032 Notes under an indenture dated as of May 11, 2026, as supplemented by the first supplemental indenture, dated as of May 11, 2026 (collectively, the “2032 Indenture”). The 2032 Notes will mature on May 15, 2032, unless earlier repurchased, redeemed, or converted. The 2032 Notes are senior unsecured obligations of ours and bear interest at an annual rate of 0.50%, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. The 2032 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
Convertible Senior Notes Due 2029
On March 11, 2022, we completed a registered underwritten public offering of $316.3 million aggregate principal amount of our 2029 Notes. We issued the 2029 Notes under an indenture, dated as of September 10, 2018, as supplemented by the second supplemental indenture, dated as of March 11, 2022 (collectively, the “2029 Indenture”). The 2029 Notes will mature on March 1, 2029, unless earlier repurchased, redeemed, or converted. The 2029 Notes are senior unsecured obligations of ours and bear interest at an annual rate of 2.25%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022. On May 11, 2026, coinciding with the issuance of the 2032 Notes, we completed our repurchase of $221.4 million aggregate principal amount of 2029 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2029 Notes as of June 30, 2026 was $94.9 million. The 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
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
•payment obligations related to the 2029 Notes and 2032 Notes;
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
Cash Flows from Continuing Operations
Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2026 was $17.7 million compared to cash used of $37.2 million for the six months ended June 30, 2025. The change was due to a $115.1 million increase in total net product sales, offset by an increase in operational expenses and the timing of payments from normal operations.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2026 was $184.7 million compared to cash provided by of $46.1 million for the six months ended June 30, 2025. The change resulted primarily from the investment of the net proceeds of the 2032 Notes and partial repurchase of the 2029 Notes, as well as timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings and an increase in intangible asset purchases.
Cash Flows from Financing Activities
Cash provided by financing activities from continuing operations for the six months ended June 30, 2026 was $191.7 million compared to cash provided by of $5.2 million for the six months ended June 30, 2025. The change was primarily due to net proceeds of $158.4 million from the issuance of the 2032 Notes and the partial repurchase of the 2029 Notes and an increase in proceeds from the exercise of stock options during the six months ended June 30, 2026.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of June 30, 2026, we had cash equivalents and marketable debt securities of approximately $489.2 million, consisting of money market funds, U.S. government agency debt, municipal bonds, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. A change in interest rates of 100 basis points as of June 30, 2026 would have had approximately a $3.1 million impact on the fair value of our investments at June 30, 2026.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The commercial success of FILSPARI depends on the extent to which patients and physicians accept and adopt FILSPARI for IgAN and FSGS patients. For example, if the addressable patient population suffering from primary IgAN or FSGS is smaller than we estimate, if it proves difficult to educate physicians as to the availability and potential benefits of FILSPARI, or if physicians are unwilling to prescribe or patients are unwilling to take FILSPARI, the commercial potential of FILSPARI will be limited. Although we have gained experience in recent years regarding physician, patient and payer acceptance of FILSPARI, the degree of future adoption and utilization of FILSPARI may be affected by numerous factors, including its pricing, the recent approval in FSGS, the details of the approved labeling, the evolving clinical practice guidelines and treatment paradigms, payer coverage and reimbursement policies, developments related to existing and future competitive products, and any future publications in an evolving treatment landscape. Physicians may not prescribe FILSPARI and patients may be unwilling to use FILSPARI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Thus, significant uncertainty remains regarding the commercial potential of FILSPARI. If the launch or commercialization of FILSPARI is unsuccessful or perceived as disappointing, the price of our common stock could decline significantly and long-term success of the product and our company could be harmed.
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
Healthcare reform initiatives, unfavorable pricing regulations, and changes in reimbursement practices of third-party payers or patients' access to insurance coverage could affect the pricing of and demand for our products.*
The business and financial condition of healthcare-related businesses will continue to be affected by efforts of governments and third-party payers to contain or reduce the cost of healthcare through various means. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our current product candidates or any future product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell sparsentan, pegtibatinase, civorebrutinib, or any other product candidate for which we obtain marketing approval.
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
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful.*
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, the positive nonclinical data we have seen from pegtibatinase being tested in a mouse model of homocystinuria and the positive topline results we reported in December 2021 and May 2023 from the ongoing Phase 1/2 clinical trial of pegtibatinase may not be replicated in future studies. We cannot assure that any current or future clinical trials of sparsentan, pegtibatinase or civorebrutinib will ultimately be successful. Before obtaining regulatory approval to conduct clinical trials of our product candidates, we must conduct extensive nonclinical tests to demonstrate the safety of our product candidates in animals. Nonclinical testing is expensive, difficult to design and implement, and can take many years to complete. In addition, during the clinical development process, additional nonclinical toxicology studies are routinely conducted concurrently with the clinical development of a product candidate. If any of our product candidates show unexpected findings in concurrent toxicology studies, we could experience potentially significant delays in, or be required to abandon, development of that product candidate. A failure of one or more of our nonclinical studies can occur at any stage of testing.
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
For example, we have certain post-marketing requirements and commitments associated with FILSPARI. Further, we face risks relating to those post-marketing obligations, as well as the commercial acceptance of FILSPARI. If the regulatory approval for FILSPARI and/or Thiola are withdrawn for any reason, it would have a material adverse impact on our sales and profitability. Furthermore, if the regulatory approval for Chenodal and/or Cholbam are withdrawn for any reason, it would reduce the chance that we will receive certain milestone payments from the sale of our bile acid product portfolio in August 2023. On July 28, 2026, we received an untitled letter from FDA's Office of Prescription Drug Promotion ("OPDP") regarding claims made in a professional visual aid for FILSPARI. The letter asserts that the professional visual aid includes certain false or misleading claims about the safety and efficacy of FILSPARI. We intend to respond to FDA within the requested timeframe.

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
The market opportunities for our products and product candidates may be smaller than we believe they are.*
Certain of the diseases that our current and future product candidates are being developed to address, including but not limited to IgAN, FSGS, PMN and HCU, are relatively rare. Our estimates and projections of both the number of people who have a particular disease or condition, as well as the subset of people who have the potential to benefit from treatment with our product candidates, may not be accurate.
Currently, most reported estimates of the prevalence of such diseases or conditions are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence in the broader world population. As new studies are performed, the estimated prevalence of a particular disease or condition may change. There can be no assurance that the prevalence of any such disease or condition in study populations accurately reflect the prevalence in the broader world population.

If our estimates of the prevalence of a particular disease or condition, or of the number of patients who may benefit from treatment with sparsentan, pegtibatinase or civorebrutinib prove to be incorrect or if regulatory approval is conditioned on label restrictions that limit the approved patient population, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.
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
Our product FILSPARI was covered by U.S. Patent No. 6,638,937, which expired in 2019 and to which we had an exclusive license. In addition, U.S. Patent No. 9,662,312, to which we also have an exclusive license and which was granted on May 30, 2017 and expires in 2030, covers the use of sparsentan for treating glomerulosclerosis, including FSGS. U.S. Patent No. 9,993,461, to which we also have an exclusive license and which was granted on June 12, 2018 and expires in 2030, covers the use of sparsentan for treating IgAN as well as glomerulosclerosis, including FSGS. While we have additional pending U.S. and foreign patent applications directed to sparsentan and its uses, including an allowed U.S. patent application directed to certain methods of using sparsentan in IgAN, there is no guarantee that any pending, allowed or future patent applications will result in issued patents, issue on a timeline that provides material protection, or, if issued, be listed in the Orange Book or contain claims of commercially meaningful scope.
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
We have a license agreement with Ligand Pharmaceuticals for the rights to sparsentan for which we have obtained FDA approval in the areas of IgAN and FSGS. This license subjects us to various commercialization, reporting and other obligations. If we were to default on our obligations, we and our licensees (including CSL Vifor and Chugai) could lose our rights to sparsentan. We have obtained a U.S. patent and European patent each covering the use of sparsentan for treating glomerulosclerosis, including FSGS, as well as a second U.S. patent and a second European patent each covering both the use of sparsentan for treating IgAN and the use of sparsentan for treating glomerulosclerosis, including FSGS. In November 2020, a third party filed an opposition to our second European patent (European Patent No. EP3222277, “the ‘277 EP Patent”), in the EPO. In March 2026, following an appeal hearing at the Technical Boards of Appeal of the EPO, the opposing party prevailed and the ’277 EP Patent was revoked. Accordingly, previously granted supplementary protection certificates, or SPCs, based on the ’277 EP Patent have been or will be invalidated. As a result of this outcome with respect to the ‘277 EP Patent and associated SPCs, we expect to rely on the data and/or marketing exclusivity that may be available in the EU. In addition, future changes to EU legislation may affect the availability, scope, or duration of rights granted after such changes take effect.
We have a license and collaboration agreement with Everest Medicines for certain rights to develop and commercialize civorebrutinib, including in the United States, and rely on licenses and sublicenses to certain patents and know-how owned or controlled by Everest Medicines and third parties. If we were to default on our obligations under the agreement or applicable upstream third-party agreements, or if the agreement were terminated, we could lose our rights to civorebrutinib and our ability to develop, manufacture or commercialize civorebrutinib could be adversely affected.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
In addition, the current administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, Centers for Medicare & Medicaid Services (“CMS”) and related agencies and has made significant staff reductions at the FDA and other agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include for example, (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing MFN pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. Our operating results will suffer if we fail to compete effectively.*
Several of our competitors have substantially greater financial, research and development, distribution, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Other companies may succeed in developing and marketing products that are more effective and/or less costly than any products that may be developed and marketed by us, or that are commercially accepted before or perceived as preferred relative to any of our products, or that obtain preferential formulary and reimbursement status. Factors affecting competition in the pharmaceutical and therapeutic industries vary, depending on the extent to which a competitor is able to achieve a competitive advantage based on its proprietary technology and ability to market and sell therapeutics. The industry in which we compete is characterized by extensive research and development efforts and rapid technological progress. In particular, the competitive landscape for IgAN is rapidly evolving and is expected to continue to evolve as multiple new modalities advance in development and begin to gain approval. While the competitive landscape for FSGS is limited at this point in time, we expect that it will evolve as other companies advance their programs toward potential approvals in the future. Furthermore, although we believe that our orphan drug status and proprietary position with respect to sparsentan may give us a competitive advantage, new developments are expected to continue and there can be no assurance that discoveries by others will not render our products and product candidates noncompetitive.
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
Materials necessary to manufacture our products and product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products and product candidates.*
We rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds or biologic substances used in our nonclinical and clinical studies and for the commercial supply of our products. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, inflation and global supply chain disruptions, as well as past disruptions related to COVID-19 and potential future disruptions related to a future health epidemic or pandemic, wars, armed conflicts, tariffs and global geopolitical tension, including between the U.S. and China, have had and may continue to have a negative impact on our manufacturers’ ability to acquire the materials necessary for our business. If our manufacturers are unable to obtain these materials, our nonclinical and clinical studies, product testing, regulatory activities, manufacturing and commercial supply of our products and product candidates could be delayed or interrupted. If our manufacturers or we are unable to purchase these materials for our commercial products or after regulatory approval has been obtained for any of our product candidates, commercial supply could be interrupted, commercial launches could be delayed, or shortages could occur, which could materially affect our ability to meet clinical trial timelines, and/or generate revenues from the sale of our products . For example, in 2021 a membrane used in pegtibatinase drug substance manufacturing became more difficult to acquire due to the same or similar membranes being used in certain of the COVID-19 vaccine manufacturing processes. We also may encounter manufacturing process or supply challenges. For example, in September 2024, we announced a voluntary pause of enrollment in the Phase 3 HARMONY Study to enable us to address necessary process improvements in manufacturing scale-up; these process improvements have been achieved and enrollment has restarted. From time to time we continue to, and may in the future, face supply challenges or shortages of other materials necessary to manufacture pegtibatinase or our other products and product candidates. If our risk mitigation plans are not successful in overcoming these challenges, our pegtibatinase program or other products and product candidates, could be delayed.
Changes in legislation could also potentially impact our ability to secure the materials we need for our products and product candidates. For example, the United States passed legislation in December 2025, namely the BIOSECURE Act (the “BIOSECURE Act”), to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or services. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. government also has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In June 2026, the Section 1260H list was expanded to include our current primary API supplier for sparsentan, and, if the required implementing agency actions are completed as currently anticipated, our supplier would become subject to the BIOSECURE Act's restrictions. As part of our regular supply continuity planning, we have taken steps over the past several years to identify, secure and qualify alternative sources of sparsentan API; however, there can be no assurance that any alternative source will be successfully qualified on a timely basis, obtain any necessary regulatory approvals, manufacture API at commercial scale, or supply API in sufficient quantities or on commercially reasonable terms. We may ultimately be required, or choose to transition away from our current primary API supply relationship for sparsentan if and when the BIOSECURE Act's restrictions become applicable following completion of the required implementing agency actions and prior to or upon the expiration of the expected five-year grandfathering period. Any such transition could increase costs or adversely affect the commercial supply of sparsentan if we are unable to complete it successfully and on a timely basis. In addition, BCC designations, implementing regulations or other changes under the BIOSECURE Act could affect supply arrangements for certain of our other products or product candidates. As a result, we or our licensors, manufacturers or other supply chain partners may be required to identify and qualify alternative suppliers, which could increase costs or delay development, manufacturing or commercialization activities. For certain products and product candidates, there may be a limited number of suppliers and manufacturers with the required technical capabilities, manufacturing capacity or regulatory qualifications.
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
Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. The Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which will impose 100% tariffs on certain patented pharmaceutical products and associated pharmaceutical ingredients. Although we expect FILSPARI to be eligible for the 0% tariff rate for orphan drugs under the proclamation, the application of that rate is subject to the terms of the proclamation and future agency determinations, and we will continue to monitor and assess the evolving tariff landscape on our business.
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
•debt service obligations on the 2029 Notes and 2032 Notes;
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
We may not receive some or all of the potential milestone and/or royalty payments from our corporate and licensing transactions.*
From time to time, we engage in corporate transactions and licensing transactions that include potential milestone payments and/or royalties. For example, on July 16, 2023, we entered into a definitive asset purchase agreement (the "Purchase Agreement") with Mirum Pharmaceuticals, Inc. ("Mirum"), pursuant to which we agreed to sell to Mirum, subject to the terms of the Purchase Agreement, our bile acid product portfolio including Chenodal and Cholbam (also known as Kolbam) (the "Products"). The closing of the transaction occurred on August 31, 2023. A portion of the consideration for the sale is in the form of milestone payments that will only be payable upon the achievement of certain milestones based on specified amounts of annual net sales of the Products. We are also party to license agreements with CSL Vifor and Chugai pursuant to which we are entitled to receive certain payments contingent on the future achievement of specified milestones, and royalty payments based on potential future sales in specified licensed territories. There is a risk that any or all of the milestone events under these various agreements might not be achieved, that our licensees may not achieve sales that would entitle us to royalty payments, and that any or all of the consideration tied to the achievement of the milestone events and/or royalties might not be received.
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
We may be unable to successfully integrate new products or businesses we may acquire.*
We may in the future expand our product pipeline by pursuing acquisition of pharmaceutical products. For example, in June 2026, we signed a license and collaboration agreement (the “Everest Agreement”) with Everest Medicines (Singapore) Pte. Ltd. (“Everest”), pursuant to which Everest granted us an exclusive license for the development and commercialization of civorebrutinib and products containing civorebrutinib for any and all prophylactic, diagnostic and therapeutic uses and treatment of diseases and disorders in the U.S. and global markets excluding Greater China and certain countries in East and Southeast Asia. The Everest Agreement became effective in July 2026.
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
Our ability to realize the anticipated benefits of in-licensed products and collaboration arrangements depends on several factors, many of which are outside of our control.*
We have entered into, and may in the future enter into, in-license, collaboration and other strategic agreements to acquire rights to develop and commercialize product candidates. For example, in June 2026 we entered into an exclusive license and collaboration agreement with Everest Medicines for the development and commercialization of civorebrutinib. Our ability to realize the anticipated benefits of these types of arrangements depend on a number of factors, many of which are outside of our control.
Under the terms of these agreements, we may rely on our licensors, collaborators or other counterparties to perform obligations that are important to the successful development and commercialization of licensed product candidates, including technology transfer activities, manufacturing support, the conduct of certain development activities, regulatory support and other responsibilities allocated to such parties. These agreements are often complex and require ongoing coordination among the parties. As a result, disagreements may arise regarding the interpretation of contractual terms, the parties' respective rights and obligations, development strategy or execution, intellectual property matters or differing business priorities. Delays or failures by these counterparties in performing their obligations, disagreements regarding development strategy or execution, differing business priorities, changes in a counterparty's financial condition or strategic focus, or other disputes between the parties could delay development, regulatory submissions or commercialization of licensed product candidates, increase our costs or otherwise adversely affect the value of the applicable license or collaboration. For example, under our agreement with Everest, we rely on Everest to perform certain technology transfer, development and other obligations with respect to civorebrutinib.

In addition, our rights to in-licensed products and product candidates are subject to the terms and conditions of the applicable license or collaboration agreements and may be subject to additional upstream license agreements. Accordingly, our rights may depend, in part, on agreements to which we are not a party and over which we have limited or no control. Disputes involving our licensors and their upstream licensors, or differing interpretations of applicable agreements, could adversely affect the scope or availability of rights that are important to our business. Furthermore, our ability to fully exploit these products and product candidates may be subject to contractual restrictions, diligence obligations, milestone and royalty requirements and other contractual provisions, including developmental cost-sharing obligations and reimbursements, and our failure, or our counterparty's failure, to comply with applicable contractual obligations could adversely affect our rights under these arrangements. If any such agreement is modified or terminated, whether as a result of a material breach, insolvency, failure to satisfy contractual obligations or otherwise, we could lose some or all of our rights to the applicable product or product candidate, be required to transfer or provide rights to certain regulatory filings or other assets developed under the license or collaboration, lose the benefit of investments we have made in the program, or incur additional costs in pursuing alternative development or licensing arrangements
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
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
We are also subject to regulation by supranational, national, regional, state and local agencies and regulatory authorities, including but not limited to the FDA, CMS, Department of Justice, the Federal Trade Commission, the HHS Office of Inspector General and other regulatory bodies. The FDC Act, Social Security Act, Public Health Service Act and other federal and state statutes and regulations, and comparable foreign regulatory acts, govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including nonclinical testing, clinical research, approval, production, labeling, sale, distribution, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government health care programs. Our manufacturing partners are subject to many of the same requirements.
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
If we are not able to obtain and maintain required regulatory approvals, we will not be able to commercialize our products, and our ability to generate revenue will be materially impaired.*
Our product candidates, once approved, and the activities associated with their manufacture, marketing, distribution, and sales are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to adhere to regulations set out by these bodies for one or more of our commercial products could prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have only limited experience in meeting the regulatory requirements incumbent on the sale of drugs in the United States and elsewhere, and expect to rely on third parties to assist us in these processes. If these third parties fail to adequately adhere to the regulations governing drug distribution and promotion, we may be unable to sell our products, which could have a material effect on our ability to generate revenue.
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
•the FDA or comparable regulatory authorities determine that data from clinical trials conducted outside the United States, including studies conducted solely in China, are not adequate to support regulatory approval or require additional nonclinical, clinical or other studies before such data may be relied upon;

•our inability to obtain or maintain authorization to conduct clinical trials, including FDA clearance of an IND, on a timely basis or at all;
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
The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and non-United States regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional nonclinical, clinical or other studies. For certain of our product candidates, including civorebrutinib, clinical development to date has been conducted outside of the United States. Although the FDA may accept data from foreign clinical trials under applicable regulations, it may require additional studies, including bridging or U.S. clinical studies, or determine that such data are insufficient to support approval. In addition, the FDA's approach to the use of clinical data generated in China may continue to evolve. If the FDA requires us to generate additional data or repeat studies, our development timelines could be delayed, our costs could increase and our ability to obtain regulatory approval could be adversely affected.
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
If we fail to establish or maintain successful collaborations or licensing arrangements, including cross-border collaborations, our business could be adversely affected.*
Our current and future collaborations, partnerships and licensing arrangements may be affected by evolving U.S. and foreign laws, regulations and government policies governing cross-border investments, technology transfers, licensing arrangements and collaborations involving biotechnology and pharmaceutical companies. In particular, U.S. legislative and regulatory proposals have sought to expand governmental review of certain investments, licensing transactions and other business arrangements involving companies with operations or significant activities in China. Although these proposals remain subject to legislative and regulatory developments, if enacted or implemented, they could delay, restrict, increase the cost of, or otherwise adversely affect our ability to enter into, maintain or perform collaborations, licensing arrangements or other strategic transactions involving existing or prospective partners. Any such developments could require modifications to transaction structures, delay development timelines, increase compliance costs or limit our ability to realize the anticipated benefits of our collaborations.
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

Risks Related to our Indebtedness and Financial Condition
Our indebtedness could adversely affect our financial condition.*
As of the end of the period covered by this report, we had approximately $620 million of total debt outstanding, all of which is classified as long term. As a result of our indebtedness, a portion of our cash flow will be required to pay interest and principal on the 2029 Notes and 2032 Notes if the notes are not converted into shares of common stock prior to maturity. We may not generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
Our indebtedness pursuant to the 2029 Notes and 2032 Notes could have important consequences. For example, it could:
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
We expect to use cash flow from operations and outside financings to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not generate sufficient cash from operations, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the 2029 Notes and 2032 Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness may limit our ability to pursue any of these alternatives. In addition, we may from time to time seek to retire or purchase our outstanding debt, including the 2029 Notes and 2032 Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of the 2029 Notes, the 2032 Notes or any other indebtedness.
We may be unable to raise the funds necessary to repurchase the 2029 Notes and 2032 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2029 Notes and 2032 Notes or pay cash upon their conversion.*
Noteholders may require us to repurchase their 2029 Notes or 2032 Notes, as applicable, following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2029 Notes and 2032 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the 2029 Notes or the 2032 Notes, we may be required or elect to satisfy all or a portion of our conversion obligation in cash, shares of our common stock or a combination thereof, depending on the terms of the applicable notes and any settlement election we make.
We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2029 Notes or 2032 Notes, or pay the cash amounts due upon conversion thereof. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the 2029 Notes or 2032 Notes or pay the cash amounts due upon conversion thereof. Our failure to repurchase the 2029 Notes or 2032 Notes or to pay the cash amounts due upon conversion thereof when required will constitute a default under the base and supplemental indentures that govern the 2029 Notes and 2032 Notes, which we refer to collectively as the “indenture.” We may not have sufficient funds to satisfy all amounts due under the 2029 Notes, the 2032 Notes and any other indebtedness.
A default under the 2029 Notes or 2032 Notes may have a material adverse effect on our financial condition.*
If an event of default under the 2029 Notes or 2032 Notes occurs, the principal amount of the 2029 Notes or 2032 Notes, as applicable, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions set forth in the indenture governing such notes. Events of default under the indentures governing the 2029 Notes and the 2032 Notes include, among other things:
•certain failures to make required payments of principal or interest;
•certain failures to comply with conversion, notice or other covenant obligations;
•specified defaults or accelerations with respect to other indebtedness; and
•certain bankruptcy, insolvency or reorganization events.
Accordingly, the occurrence of a default under the 2029 Notes or 2032 Notes, unless cured or waived, may have a material adverse effect on our results of operations.

Provisions of the 2029 Notes and 2032 Notes could discourage an acquisition of us by a third party.*
Certain provisions of the 2029 Notes and 2032 Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, under the applicable indenture governing the 2029 Notes and 2032 Notes, holders of the 2029 Notes or 2032 Notes, as the case may be, will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to increase the conversion rate for conversions of the 2029 Notes and/or 2032 Notes, as applicable, in connection with certain make-whole fundamental changes.
Conversion of the 2029 Notes or 2032 Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their 2029 Notes or 2032 Notes.*
To the extent we issue shares of common stock upon conversion of the 2029 Notes or the 2032 Notes, the conversion of some or all of such notes may dilute the ownership interests of existing stockholders. Any sales in the public market of shares of the common stock issuable upon such conversion could adversely affect prevailing market prices of shares of our common stock. In addition, the existence of the 2029 Notes and 2032 Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, which could depress the price of shares of our common stock.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Trading Arrangements
During the fiscal quarter ended June 30, 2026, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, as set forth below. Each 10b5-1 plan listed below is part of such individual’s long-term asset diversification, tax and/or financial planning strategy, and has been entered into in accordance with the terms of our Insider Trading Policy. Under the terms of the plans, once the plans are in effect, the individuals listed below have no discretion or control over the timing or effectuation of any transactions in our securities pursuant to the plans, and sales will be made only if the stock meets the minimum price thresholds and/or other requirements specified in the applicable plan. Some of the planned sales relate to shares required to be sold by such individual to cover the tax withholding obligation in connection with the settlement of vested restricted stock units and/or performance restricted stock units. Each such director and/or officer continues to be subject to our stock ownership guidelines, and the execution of all potential sales under the plan would not by themselves cause any such individual to be out of compliance with the requirements of our stock ownership guidelines.
Trading Arrangements Adopted:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Expiration Date (2)
Eric Dube, Ph.D. President and Chief Executive Officer	June 16, 2026	Rule 10b5-1 Trading Arrangement	Up to 1,071,749 shares	June 16, 2027
Christopher Cline Chief Financial Officer	June 16, 2026	Rule 10b5-1 Trading Arrangement	Up to 65,135 shares (3)	June 16, 2027
Peter Heerma EVP, Chief Commercial Officer	June 16, 2026	Rule 10b5-1 Trading Arrangement	Up to 367,070 shares	June 16, 2027
Jula Inrig, M.D. EVP, Head of R&D and Chief Medical Officer	June 16, 2026	Rule 10b5-1 Trading Arrangement	Up to 72,644 shares	June 16, 2027
William E. Rote, Ph.D. Chief Research Officer	June 16, 2026	Rule 10b5-1 Trading Arrangement	Up to 238,410 shares (4)	March 15, 2027
Elizabeth E. Reed Chief Legal Officer, General Counsel and Corporate Secretary	June 16, 2026	Rule 10b5-1 Trading Arrangement	Up to 200,121 shares (4)	June 16, 2027
Sandra Calvin SVP and Chief Accounting Officer	June 16, 2026	Rule 10b5-1 Trading Arrangement	Up to 22,740 shares	June 16, 2027
Gary Lyons chair of our Board of Directors	May 18, 2026	Rule 10b5-1 Trading Arrangement	Up to 10,000 shares (5)	May 17, 2027
Jeffrey Meckler member of our Board of Directors	June 11, 2026	Rule 10b5-1 Trading Arrangement	Up to 20,000 shares (6)	May 22, 2027

1	Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “Rule”).
2	Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales and (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
3	Includes shares underlying stock options expiring in May 2027.
4	Includes shares underlying stock options expiring in May 2028.
5	Consists of shares underlying stock options expiring in May 2027.
6	Consists of shares underlying stock options expiring in May 2027 and May 2028.
Trading Arrangements Terminated:
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
4.1
Base Indenture, dated May 11, 2026, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2026).

4.2
Supplemental Indenture, dated May 11, 2026, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 0.50% Convertible Senior Note due 2032) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2026).

10.1†	The Company’s 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 21, 2026).
10.2↡*
Exclusive License and Collaboration Agreement dated June 1, 2026, by and between Everest Medicines (Singapore) Pte. Ltd. and the Company, and, solely for the purpose of Section 16.15, Everest Medicines Limited.

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

Date: August 4, 2026	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric Dube
		Name:	Eric Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer