Form 10-Q
period 2026-09-30
Travere Therapeutics, Inc.
filed 2026-11-02
CIK 1438533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
 The number of shares of outstanding common stock, par value $0.0001 per share, of the Registrant as of October 28, 2026 was 95,992,155.

TRAVERE THERAPEUTICS, INC.
Form 10-Q
For the Fiscal Quarter Ended September 30, 2026

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$123,542	$93,035
Marketable debt securities, at fair value	348,276	229,761
Accounts receivable, net	107,528	80,134
Inventory	10,516	5,875
Prepaid expenses and other current assets	43,584	28,760
Total current assets	633,446	437,565
Long-term inventory	33,287	30,280
Property and equipment, net	2,724	4,022
Operating lease right of use assets	7,807	10,576
Intangible assets, net	164,108	113,868
Other assets	6,857	8,880
Total assets	$848,229	$605,191
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,284	$24,800
Accrued expenses	187,216	126,035
Operating lease liabilities, current portion	6,312	5,875
Other current liabilities	2,100	3,194
Total current liabilities	210,912	159,904
Convertible debt	603,510	311,724
Operating lease liabilities, less current portion	6,333	11,134
Other non-current liabilities	4,890	7,601
Total liabilities	825,645	490,363
Commitments and Contingencies (See Note 13)
Stockholders' Equity:
Preferred stock $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized; 95,673,465 and 90,922,868 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	1,621,570	1,588,721
Accumulated deficit	(1,596,949)	(1,472,713)
Accumulated other comprehensive loss	(2,046)	(1,189)
Total stockholders' equity	22,584	114,828
Total liabilities and stockholders' equity	$848,229	$605,191
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net product sales	$220,196	$113,150	$506,040	$283,852
License and collaboration revenue	4,367	51,709	15,305	77,187
Total revenue	224,563	164,859	521,345	361,039
Operating expenses:
Cost of goods sold	2,867	1,585	6,991	7,786
Research and development	70,304	51,890	187,680	148,141
Selling, general and administrative	98,414	71,046	274,779	194,041
Royalty expense	7,968	15,407	39,846	41,467
In-process research and development	113,115	—	113,115	—
Total operating expenses	292,668	139,928	622,411	391,435
Operating (loss) income	(68,105)	24,931	(101,066)	(30,396)
Other income (expense), net:
Interest income	3,704	3,047	9,643	10,129
Interest expense	(2,140)	(2,751)	(6,575)	(8,452)
Other (expense) income, net	(391)	487	(650)	511
Inducement expense	—	—	(40,008)	—
Total other income (expense), net	1,173	783	(37,590)	2,188
(Loss) income from continuing operations before income tax	(66,932)	25,714	(138,656)	(28,208)
Income tax benefit (provision) on continuing operations	5,895	(8)	6,220	(67)
(Loss) income from continuing operations, net of tax	(61,037)	25,706	(132,436)	(28,275)
Income from discontinued operations, net of tax	8,700	—	8,200	—
Net (loss) income	$(52,337)	$25,706	$(124,236)	$(28,275)

Per share data
Basic and diluted:
Net (loss) income from continuing operations, basic	$(0.64)	$0.29	$(1.42)	$(0.32)
Net (loss) income from continuing operations, diluted	$(0.64)	$0.28	$(1.42)	$(0.32)
Net income from discontinued operations, basic and diluted	$0.09	$—	$0.09	$—
Net (loss) income per common share, basic	$(0.55)	$0.29	$(1.33)	$(0.32)
Net (loss) income per common share, diluted	$(0.55)	$0.28	$(1.33)	$(0.32)
Weighted average common shares outstanding, basic	94,627,788	89,230,420	93,335,461	88,847,209
Weighted average common shares outstanding, diluted	94,627,788	102,618,560	93,335,461	88,847,209

Comprehensive (loss) income:
Net (loss) income	$(52,337)	$25,706	$(124,236)	$(28,275)
Foreign currency translation gain (loss)	450	(284)	1,367	(702)
Unrealized (loss) gain on marketable debt securities	(1,379)	42	(2,224)	(272)
Comprehensive (loss) income	$(53,266)	$25,464	$(125,093)	$(29,249)
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2026						Three Months Ended September 30, 2025
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - June 30	94,174,767	$9	$1,570,242	$(1,117)	$(1,544,612)	$24,522	89,102,347	$9	$1,534,698	$(812)	$(1,501,148)	$32,747
Share based compensation	—	—	22,885	—	—	22,885	—	—	10,901	—	—	10,901
Issuance of common stock under the equity incentive plan and proceeds from exercise	1,498,698	—	27,891	—	—	27,891	354,279	—	4,090	—	—	4,090
Employee stock purchase program expense	—	—	552	—	—	552	—	—	362	—	—	362
Foreign currency translation adjustments	—	—	—	450	—	450	—	—	—	(284)	—	(284)
Unrealized (loss) gain on marketable debt securities	—	—	—	(1,379)	—	(1,379)	—	—	—	42	—	42
Net (loss) income	—	—	—	—	(52,337)	(52,337)	—	—	—	—	25,706	25,706
Balance - September 30	95,673,465	$9	$1,621,570	$(2,046)	$(1,596,949)	$22,584	89,456,626	$9	$1,550,051	$(1,054)	$(1,475,442)	$73,564
The accompanying notes are an integral part of these consolidated financial statements.

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Nine Months Ended September 30, 2026						Nine Months Ended September 30, 2025
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount					Shares	Amount
Balance - December 31	90,922,868	$9	$1,588,721	$(1,189)	$(1,472,713)	$114,828	87,452,835	$9	$1,506,315	$(80)	$(1,447,167)	$59,077
Share based compensation	—	—	59,893	—	—	59,893	—	—	32,410	—	—	32,410
Issuance of common stock under the equity incentive plan and proceeds from exercise	4,671,815	—	60,461	—	—	60,461	1,883,440	—	8,796	—	—	8,796
Employee stock purchase program purchase and expense	78,782	—	3,835	—	—	3,835	120,351	—	2,530	—	—	2,530
Induced conversion on 2029 Notes	—	—	(91,340)	—	—	(91,340)	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	1,367	—	1,367	—	—	—	(702)	—	(702)
Unrealized loss on marketable debt securities	—	—	—	(2,224)	—	(2,224)	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	(124,236)	(124,236)	—	—	—	—	(28,275)	(28,275)
Balance - September 30	95,673,465	$9	$1,621,570	$(2,046)	$(1,596,949)	$22,584	89,456,626	$9	$1,550,051	$(1,054)	$(1,475,442)	$73,564

TRAVERE THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(124,236)	$(28,275)
Net income from discontinued operations	8,200	—
Net loss from continuing operations	(132,436)	(28,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,645	42,606
Share based compensation	61,372	33,404
Foreign currency remeasurement impact	1,362	(2,466)
Inducement expense	40,008	—
Acquired in-process research and development	113,115	—
Other	(3,620)	(1,500)
Changes in operating assets and liabilities:
Accounts receivable	(42,505)	(55,641)
Inventory	(6,054)	3,839
Prepaid expenses and other current and non-current assets	(12,466)	(8,104)
Accounts payable	(3,525)	(6,332)
Accrued expenses	44,546	11,501
Deferred revenue	—	(2,815)
Other current and non-current liabilities	(2,033)	(9,111)
Net cash provided by (used in) operating activities - continuing operations	92,409	(22,894)
Net cash provided by operating activities - discontinued operations	23,500	—
Net cash provided by (used in) operating activities	115,909	(22,894)
Cash Flows From Investing Activities:
Proceeds from the sale and maturity of marketable debt securities	164,060	241,175
Purchase of marketable debt securities	(283,310)	(69,217)
Purchase of fixed assets	—	(375)
Purchase of intangible assets	(71,999)	(38,918)
Acquisition of in-process research and development	(113,115)	—
Other	—	66
Net cash (used in) provided by investing activities	(304,364)	132,731
Cash Flows From Financing Activities:
Payment of guaranteed minimum royalty	(1,575)	(1,575)
Proceeds from issuance of 2032 convertible senior notes	525,000	—
Payment of debt issuance costs	(16,348)	—
Repayment of 2025 convertible senior notes	—	(68,904)
Repurchase of 2029 convertible senior notes including premium	(350,885)	—
Proceeds from exercise of stock options	60,461	8,796
Proceeds from issuances under the employee stock purchase plan	2,356	1,537
Net cash provided by (used in) financing activities	219,009	(60,146)
Effect of exchange rate changes on cash	(47)	2,704
Net increase in cash and cash equivalents	30,507	52,395
Cash and cash equivalents, beginning of year	93,035	58,535
Cash and cash equivalents, end of period	$123,542	$110,930
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
In January 2024, the Company entered into an exclusive licensing agreement with Renalys Pharma, Inc. ("Renalys"), to bring sparsentan for the treatment of IgAN to patients in Japan and other countries in Asia. In December 2024, Renalys announced that sparsentan received Orphan Drug Designation from the Japanese Ministry of Health, Labour and Welfare for the indication of primary IgA nephropathy in November 2024. In the fourth quarter of 2025, Renalys announced positive topline results from its Phase 3 study of sparsentan in Japanese patients with IgAN. Renalys also announced that it had reached an agreement with the Pharmaceuticals and Medical Devices Agency ("PMDA") regarding development plans for two other Phase 3 clinical trials of sparsentan, one investigating the use of sparsentan in FSGS and the other in Alport syndrome, in Japan. In the fourth quarter of 2025, Renalys was acquired by and merged into Chugai Pharmaceutical Co., Ltd. (“Chugai”). Through the acquisition, Chugai gained exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. As a minority shareholder in Renalys, Travere received $10.2 million at the closing of the transaction in the fourth quarter of 2025, and Travere is also eligible to receive multiple milestones according to the progress of sparsentan regulatory approval, and consideration linked to sparsentan's net sales in the applicable territory. Under the terms of the licensing agreement, Chugai is responsible for development, regulatory matters, and commercialization in the licensed territories.
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
Civorebrutinib
Civorebrutinib is an investigational oral, covalent reversible Bruton’s tyrosine kinase (“BTK”) inhibitor designed to provide differentiated efficacy, safety and convenience for patients with rare, immune-mediated kidney diseases, with planned evaluation in primary membranous nephropathy (“PMN”), FSGS, minimal change disease (“MCD”) and potentially additional indications. BTK is a key mediator of B-cell receptor signaling and plays an important role in B-cell activation, maturation, proliferation, and differentiation into antibody-producing cells.
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
In June 2026, the Company entered into a license and collaboration agreement (the “Everest Agreement”) with Everest Medicines (Singapore) Pte. Ltd. (“Everest”), pursuant to which the Company obtained an exclusive license to develop, manufacture and commercialize civorebrutinib in the United States and global markets excluding Greater China and certain countries in East and Southeast Asia (the “Territory”). The Everest Agreement became effective in July 2026 following the satisfaction of customary closing conditions.
The Company and Everest are collaborating on global clinical development, including sharing development costs for global clinical trials. Except for certain global development activities, the Company is responsible for development and commercialization of civorebrutinib in the Territory, while Everest retains responsibility for its territory.

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
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. The Company revised the presentation of amortization expense of certain royalty and milestone payments associated with license agreements acquired in prior asset acquisitions that were accounted for under the asset accumulation method. Historically, the royalty amortization expense was included within selling, general and administrative expenses in the consolidated statements of operations. Beginning in the current year, the Company presents these amounts separately as royalty expense to better reflect the nature of these costs as consideration payable to licensors based on sales of licensed products and regulatory milestone payments. As a result of this change in presentation, $15.4 million and $41.5 million of amortization expense previously included within selling, general and administrative expenses has been reclassified to royalty expense for the three and nine months ended September 30, 2025, respectively. This reclassification had no impact on total operating expenses, loss from operations, net loss, net loss per share, or cash flows for any period presented.
A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The unaudited consolidated financial statements represent the consolidation of the accounts of the Company, its subsidiaries and variable interest entities for which the Company has been determined to be the primary beneficiary, in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation. See Note 6 for further discussion of variable interest entities (“VIE”).
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
The following table summarizes cost of goods sold for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold - product sales	$2,867	$1,308	$6,991	$4,083
Cost of goods sold - license and collaboration	—	277	—	3,703
Total cost of goods sold	$2,867	$1,585	$6,991	$7,786
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan) in IgAN, the Company expensed the production of APIs purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and nine months ended September 30, 2025 sales of FILSPARI primarily consisted of zero-cost inventories. The Company began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.
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
The Company's diluted earnings/(loss) per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options and RSUs using the treasury stock method. The treasury stock method reduces the number of shares issuable by the shares assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings/(loss) per share calculation. The potential dilutive effect of convertible debt outstanding during the period is calculated using the if-converted method assuming the conversion of convertible debt as of the earliest period reported or at the date of issuance, if later, but is excluded if the effect is anti-dilutive. In accordance with ASC 260, Earnings per Share, if a company had a discontinued operation, the company uses income from continuing operations, adjusted for preferred dividend and similar adjustments, as its control number to determine whether potential common shares are dilutive.
Intangible Assets with Cost Accumulation Model
In 2014, the Company entered into a license agreement with Mission Pharmacal ("Mission") in which the Company obtained the exclusive right to license the trademark of Thiola ("Mission License Agreement"). The acquisition of the Thiola license qualified as an asset acquisition under the principles of ASC 805, Business Combinations ("ASC 805") in effect at the time of acquisition. The license agreement requires the Company to make royalty payments based on net sales of Thiola. The liability for royalties in excess of the annual contractual minimum is recognized in the period in which the royalties become probable and estimable, which is typically in the period corresponding with the respective sales. The Company records an offsetting increase to the cost basis of the intangible asset under the cost accumulation model ("Thiola Intangible"). The additional cost basis was subsequently amortized over the remaining estimated useful life of the license agreement.
Consistent with all prior periods since Thiola was acquired, the Company has not accrued any liability for future royalties in excess of the annual contractual minimum at September 30, 2026 as such royalties are not yet probable and estimable.
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
The following table summarizes royalty expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of intangibles - royalties and milestones	$4,802	$15,407	$33,458	$41,467
Royalties expensed	3,166	—	6,388	—
Total royalty expense	$7,968	$15,407	$39,846	$41,467
Royalties and milestones capitalized	$37,408	$19,239	$83,831	$46,372

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
In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those years. The Company adopted this standard effective January 1, 2026 on a prospective basis. See Note 10 for further discussion of accounting for convertible debt transactions during 2026.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The update provides a derivative scope refinement and scope clarification for share-based noncash consideration from a customer in a revenue contract. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The Company early adopted this standard effective January 1, 2026 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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
In September 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removed the language around project stages that was used to assess when costs could be capitalized for internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this standard on the Company’s accounting policies and the financial statements.
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
The Company sells FILSPARI to three direct-to-patient specialty pharmacies in the United States. The Company sells its tiopronin products to patients and pharmacies, with distribution facilitated through a single direct-to-patient distributor. Revenues from product sales are recognized in satisfaction of a single performance obligation when the customer obtains control of the Company’s product. For FILSPARI, sales are recognized upon delivery of the product to the specialty pharmacies. The Company receives payments from its FILSPARI sales based on terms that are generally 30 days from shipment of the product to the specialty pharmacy. For the Company's tiopronin products, product sales are recognized upon delivery to the patient. The Company receives payments from sales of its tiopronin products, primarily through third party payers, based on terms that generally are within 30 days of delivery of product to the patient. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.
Deductions from Revenue
Revenues from product sales are recorded at the net sales price, which includes provisions resulting from discounts, rebates and co-pay assistance that are offered to customers, payers and other indirect customers relating to the Company’s sales of its products. These provisions are based on the estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, and are classified as a reduction of accounts receivable (if the amount is payable to a customer) or as a current liability (if the amount is payable to a party other than a customer). The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transactions will not occur. Where appropriate, these reserves take into consideration the Company’s historical experience, current contractual and statutory requirements and specific known market events and trends. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. If actual results in the future vary from the Company’s provisions, the Company will adjust the estimate, which would affect net product revenue and earnings in the period such variances become known. For the nine months ended September 30, 2026 and 2025, adjustments to net product revenue related to performance obligations satisfied in previous periods were $1.9 million and $1.0 million, respectively.
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
The following table summarizes net product sales for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
FILSPARI	$200,192	$90,900	$446,422	$218,668
Tiopronin products	20,004	22,250	59,618	65,184
Total net product sales	$220,196	$113,150	$506,040	$283,852

NOTE 4. COLLABORATION AND LICENSE AGREEMENTS
License Agreement with CSL Vifor
In September 2021, the Company entered into the CSL Vifor License Agreement, pursuant to which the Company granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in Europe, Australia and New Zealand. In June 2025, the CSL Vifor License Agreement was amended in order to expand the license to cover additional countries (the "CSL Vifor Licensed Territories") and to provide that the license rights to each additional country will revert to the Company if CSL Vifor does not take certain specified actions within specified timelines with respect to such country. CSL Vifor also has first right of negotiation to expand the licensed territories into Canada and/or Mexico. Under the terms of the CSL Vifor License Agreement, the Company received an upfront payment of $55.0 million and will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. The Company is also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of FILSPARI in the CSL Vifor Licensed Territories.
Under the CSL Vifor License Agreement, CSL Vifor is responsible for all commercialization activities in the CSL Vifor Licensed Territories. The Company remains responsible for the worldwide clinical development of sparsentan through regulatory approval as defined. Development costs for any post regulatory approval development activities, subject to approval by both parties, will be borne by the Company and CSL Vifor as defined, respectively. The CSL Vifor License Agreement will remain in effect, unless terminated earlier, until the expiration of all royalty terms for FILSPARI in the CSL Vifor Licensed Territories. Each party has the right to terminate the CSL Vifor License Agreement for the other party’s uncured material breach, insolvency or if the time required for performance under the CSL Vifor License Agreement by the other party is extended due to a force majeure event that continues for six months or more.
The Company assessed the CSL Vifor License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the scope of ASC 808, Collaborative Arrangements ("ASC 808") which are active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Both parties participate on joint steering and other committees overseeing the collaboration activities. Also, both parties are exposed to significant risks and rewards based on the economic outcomes of regulatory approvals and commercialization of sparsentan.
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
For the three months ended September 30, 2025, the Company recognized a market access milestone in the amount of $40.0 million. For the nine months ended September 30, 2025, the Company recognized a total of $57.5 million, including $17.5 million for the achievement of a regulatory milestone as a result of the European Commission granting standard MA approval. These milestones were included in the transaction price under the most likely amount method and recognized in full.
For the three months ended September 30, 2026 and 2025, the Company recognized $4.1 million and $42.4 million, respectively, in license and collaboration revenue associated with the CSL Vifor License Agreement. For the nine months ended September 30, 2026 and 2025, the Company recognized $10.0 million and $67.9 million, respectively, in license and collaboration revenue associated with the CSL Vifor License Agreement.
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

The Company assessed the Chugai License Agreement and determined that it meets both criteria to be considered a collaborative agreement within the scope of ASC 808 which are active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Both parties participate on a joint steering committee overseeing the development and commercial activities. Also, both parties are exposed to significant risks and rewards based on the economic outcomes of regulatory approvals and commercialization of sparsentan.
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
The Company concluded that Chugai represents a customer and applied relevant guidance from ASC 606 to evaluate the accounting under the Chugai License Agreement. In accordance with this guidance, the Company concluded that the promise to grant the license is distinct, resulting in one performance obligation as the license has stand-alone functionality at contract inception. The Buyout Right precluded transferring control of the license to Renalys under ASC 606 and the Company’s option to repurchase the common stock at a price greater than the original license premium results in accounting for the Chugai License Agreement as a financing arrangement. The transaction price was recorded in other current liabilities as a result of the Buyout Right. During the year ended December 31, 2025, the Buyout Right was relinquished, and the Company recognized the Renalys deferred revenue balance of $9.3 million in license and collaboration revenue.
See Note 6 for further discussion of VIEs.
For the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $5.3 million, respectively, in license and collaboration revenue associated with the Chugai License Agreement, including a $5.0 million regulatory milestone. For the three and nine months ended September 30, 2025, the Company recognized $9.3 million in license and collaboration revenue associated with the Chugai License Agreement.
License Agreement with Everest
In June 2026, the Company entered into the Everest Agreement, granting the Company an exclusive license to develop, manufacture and commercialize civorebrutinib, an investigational oral, covalent reversible BTK inhibitor, and products containing civorebrutinib for any and all prophylactic, diagnostic and therapeutic uses and treatment of diseases and disorders in all countries outside of Greater China and certain countries in East and Southeast Asia (the "Territory"). The agreement became effective in July 2026 following the satisfaction of customary closing conditions.
Under the terms of the agreement, the Company paid Everest an upfront payment of $112.5 million in July 2026. Pursuant to the agreement, Everest is eligible to receive up to $1.0 billion in additional development, regulatory and commercial milestone payments, as well as tiered royalties ranging from high single-digit to double-digit percentages based on annual net sales of licensed products in the Territory. The Everest Agreement will remain in effect, unless terminated earlier, until the expiration of the royalty term for the licensed products in the Territory.
The Company and Everest have agreed to collaborate on global clinical development, including sharing development costs for global clinical trials. Except for certain global development activities, the Company is responsible for development and commercialization of civorebrutinib in the Territory, while Everest retains responsibility for its territory.
The Company assessed the Everest Agreement and determined that it meets both criteria to be considered a collaborative agreement within the scope of ASC 808 which are active participation by both parties and exposures to significant risks and rewards dependent on the commercial success of the activities. Both parties participate on joint steering and other committees overseeing the collaboration activities. Also, both parties are exposed to significant risks and rewards based on the economic outcomes of regulatory approvals and commercialization of civorebrutinib.
The Company determined that the acquisition constitutes an asset acquisition. The primary asset acquired is the in-process research and development (IPR&D) intangible asset related to civorebrutinib and its multiple indications, which collectively have no alternative future use. Accordingly, the upfront consideration and direct transaction costs totaling $113.1 million were expensed as IPR&D at Closing. Contingent milestone payments will be recognized when probable and reasonably estimable and developmental milestones prior to FDA approval will be expensed as IPR&D. Royalties and milestones after regulatory approval will be capitalized and amortized over their estimated useful life.

NOTE 5. MARKETABLE DEBT SECURITIES
The Company's marketable debt securities as of September 30, 2026 and December 31, 2025 were composed of available-for-sale commercial paper and corporate and government debt securities and municipal bonds. The primary objective of the Company’s investment portfolio is to preserve capital and liquidity while enhancing overall returns. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.

Marketable debt securities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Marketable debt securities:
Commercial paper	$49,524	$62,988
Corporate debt securities	262,905	151,777
Securities of government sponsored entities	19,783	9,993
Municipal bonds	16,064	5,003
Total available-for-sale marketable debt securities	$348,276	$229,761
The following is a summary of short-term marketable debt securities classified as available-for-sale as of September 30, 2026 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$49,618	$—	$(94)	$49,524
Corporate debt securities	Less than 1	110,932	2	(338)	110,596
Securities of government-sponsored entities	Less than 1	10,000	—	(64)	9,936
Municipal bonds	Less than 1	9,827	—	(50)	9,777
Total maturity less than 1 year		180,377	2	(546)	179,833
Corporate debt securities	1 to 2	153,838	—	(1,529)	152,309
Securities of government-sponsored entities	1 to 2	9,944	—	(97)	9,847
Municipal bonds	1 to 2	6,355	—	(68)	6,287
Total maturity 1 to 2 years		170,137	—	(1,694)	168,443
Total available-for-sale marketable debt securities		$350,514	$2	$(2,240)	$348,276
The following is a summary of short-term marketable debt securities classified as available-for-sale as of December 31, 2025 (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable debt securities:
Commercial paper	Less than 1	$62,974	$20	$(6)	$62,988
Corporate debt securities	Less than 1	77,414	12	(33)	77,393
Municipal bonds	Less than 1	5,000	3	—	5,003
Total maturity less than 1 year		145,388	35	(39)	145,384
Corporate debt securities	1 to 2	74,389	69	(74)	74,384
Securities of government-sponsored entities	1 to 2	10,000	—	(7)	9,993
Total maturity 1 to 2 years		84,389	69	(81)	84,377
Total available-for-sale marketable debt securities		$229,777	$104	$(120)	$229,761
For the three and nine months ended September 30, 2026 and 2025, realized gains and losses on marketable debt securities were immaterial. As of September 30, 2026 and December 31, 2025, the accrued interest receivable related to the Company's marketable debt securities was $2.8 million and $1.3 million, respectively, and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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

The following is a summary of available-for-sale marketable debt securities in an unrealized loss position with no credit losses aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position reported as of September 30, 2026 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$49,524	$94	$—	$—	$49,524	$94
Corporate debt securities	259,896	1,867	—	—	259,896	1,867
Securities of government-sponsored entities	19,783	161	—	—	19,783	161
Municipal bonds	16,064	118	—	—	16,064	118
Total	$345,267	$2,240	$—	$—	$345,267	$2,240
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
As of September 30, 2026 and December 31, 2025, the amortized cost of the available-for-sale marketable debt securities in an unrealized loss position was $347.5 million and $140.9 million, respectively.
As of September 30, 2026 and December 31, 2025, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The increase in unrealized losses for the nine months ended September 30, 2026 was primarily due to fluctuations in short-term interest rates. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Factors unknown to us at this time may cause actual results to differ and require adjustments to the Company’s estimates and assumptions in the future.

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

NOTE 7.  LEASES
As of September 30, 2026, the Company had an operating lease with Kilroy Realty, L.P. (the "Landlord") for office space located in San Diego, California, which was entered into in April 2019 and subsequently amended in May 2020. Coinciding with the Company's ability to direct the use of the office space, which occurred in phases over 2020, and utilizing a discount rate equal to the Company's estimated incremental borrowing rate, the Company established right-of-use assets totaling $34.6 million and lease liabilities totaling $34.5 million. The total right-of-use asset and lease liability at measurement were each offset by lease incentives associated with tenant improvement allowances totaling $7.9 million.
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
The following is a schedule of the future minimum rental commitments for the Company's operating lease reconciled to the lease liability and right-of-use asset as of September 30, 2026 (in thousands):

September 30, 2026
2026 (remaining)	$1,703
2027	6,978
2028	4,782
2029 and thereafter	—
Total undiscounted future minimum payments	13,463
Present value discount	(818)
Total lease liability	12,645
Unamortized lease incentives	(1,825)
Cash payments in excess of straight-line lease expense	(3,013)
Total right-of-use asset	$7,807

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases are as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term in years	1.9	2.7
Weighted-average discount rate	6.48%	6.48%
For the three and nine months ended September 30, 2026, the Company recorded $1.1 million and $3.3 million in expense related to operating leases, including amortized tenant improvement allowances. For the three and nine months ended September 30, 2025, the Company recorded $1.1 million and $3.3 million in expense related to operating leases, including amortized tenant improvement allowances.

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
Financial instruments with carrying values approximating fair value include cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature. As of September 30, 2026 and December 31, 2025, the fair value of the Company's 2.25% Convertible Senior Notes due 2029 was $184.1 million and $448.3 million, respectively. As of September 30, 2026 the fair value of the Company's 0.50% Convertible Senior Notes due 2032 was $619.2 million. The fair values were estimated utilizing market quotations and are considered Level 2.

The following table presents the Company’s assets, measured and recognized at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy as of September 30, 2026 (in thousands):

	As of September 30, 2026
	Total carrying and estimated fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$123,542	$123,542	$—	$—
Marketable debt securities, available-for-sale	348,276	—	348,276	—
Total	$471,818	$123,542	$348,276	$—
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

NOTE 9. INTANGIBLE ASSETS
Ligand License Agreement
In 2012, the Company entered into the Ligand License Agreement for a worldwide sublicense to develop, manufacture and commercialize FILSPARI. As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through September 30, 2026 the Company has capitalized $48.7 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the Ligand License Agreement, the Company is obligated to pay to Ligand (and Bristol-Myers Squibb Company) an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. The Company began incurring costs associated with such royalties following the February 2023 approval of FILSPARI for IgAN. For the three and nine months ended September 30, 2026, the Company capitalized royalties owed on net sales of FILSPARI to intangible assets of $37.4 million and $80.8 million, respectively and $15.6 million and $35.9 million for the three and nine months ended September 30, 2025, respectively. The cost of historical milestones paid and royalty payments are being amortized to royalty expense on a straight-line basis through the estimated useful life.
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
The following table sets forth amortizable intangible assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Finite-lived intangible assets	$377,121	$293,467
Less: accumulated amortization	(213,766)	(180,352)
Net carrying value	$163,355	$113,115
Amortization expense for the three and nine months ended September 30, 2026 was $4.8 million and $33.5 million, respectively and $15.4 million and $41.5 million, for the three and nine months ended September 30, 2025, respectively, and is recorded in royalty expense.

NOTE 10.  CONVERTIBLE DEBT
The composition of the Company’s convertible senior notes is as follows (in thousands):

	September 30, 2026	December 31, 2025
0.50% convertible senior notes due 2032	$525,000	$—
2.25% convertible senior notes due 2029	94,875	316,250
Unamortized debt issuance costs - 0.50% convertible senior notes due 2032	(15,328)	—
Unamortized debt issuance costs - 2.25% convertible senior notes due 2029	(1,037)	(4,526)
Total convertible senior notes, net of unamortized debt issuance costs	$603,510	$311,724
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
At September 30, 2026, accrued interest on the 2032 Notes of $1.0 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2032 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness, including the 2029 Notes; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2032 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of the Company's subsidiaries.
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
At September 30, 2026, accrued interest on the 2029 Notes of $0.2 million is included in accrued expenses in the accompanying Consolidated Balance Sheets. The 2029 Notes comprise the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness, including the 2032 Notes; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2029 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of the Company's subsidiaries.
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
On May 11, 2026, the Company completed its repurchase of $221.4 million aggregate principal amount of 2029 Notes for cash, including accrued and unpaid interest, for a total of $350.9 million. The Company evaluated the transaction in accordance with amended accounting guidance under ASU 2024-04 and accounted for the repurchase as an induced conversion. As a result of the repurchase, the Company recognized inducement expense of $40.0 million, which was recorded as other expense in the Consolidated Statements of Operations for the nine months ended September 30, 2026. The inducement expense primarily represents the difference between the if-converted value of the 2029 Notes and the fair value of the 2029 Notes at the time that the debt repurchase terms were accepted by noteholders. The remaining $91.3 million of the premium, which represents the difference between the if-converted value and carrying value of the repurchased 2029 Notes and $2.8 million unamortized debt issuance costs related to the repurchased 2029 Notes were accounted for as reductions to additional paid-in capital in the Consolidated Balance Sheets. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2029 Notes was $94.9 million.
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
The 2029 Notes and 2032 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. There were no events of default for the 2029 Notes or 2032 Notes at September 30, 2026.
The 2029 Notes and 2032 Notes are classified as long-term convertible debt on the Company's Consolidated Balance Sheets at September 30, 2026.

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
Interest Expense
The following table sets forth total interest expense recognized related to the 2025, 2029 and 2032 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$1,190	$2,138	$4,407	$6,557
Amortization of debt issuance costs	808	420	1,703	1,286
Total interest expense	$1,998	$2,558	$6,110	$7,843
Total interest expense recognized for the three and nine months ended September 30, 2026 was $2.1 million and $6.6 million, respectively, and $2.8 million and $8.5 million for the three and nine months ended September 30, 2025, respectively.

NOTE 11. ACCRUED EXPENSES
Accrued expenses at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Sales discounts, rebates, and allowances	$68,038	$30,595
Accrued royalties	41,099	22,703
Compensation related costs	33,928	41,515
Research and development	22,097	16,027
Selling, general and administrative	14,025	9,818
Miscellaneous accrued expenses	8,029	5,377
Total accrued expenses	$187,216	$126,035

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended			Nine Months Ended
	September 30, 2026
	Shares	Net Loss	EPS	Shares	Net Loss	EPS
Continuing operations	94,627,788	$(61,037)	$(0.64)	93,335,461	$(132,436)	$(1.42)
Discontinued operations	94,627,788	$8,700	$0.09	93,335,461	$8,200	$0.09
Basic and diluted loss per share	94,627,788	$(52,337)	$(0.55)	93,335,461	$(124,236)	$(1.33)

	Three Months Ended			Nine Months Ended
	September 30, 2025
	Shares	Net Income	EPS	Shares	Net Loss	EPS
Basic income (loss) per share	89,230,420	$25,706	$0.29	88,847,209	$(28,275)	$(0.32)
Interest expense associated with convertible debt, net of tax		2,558
Dilutive income (loss) per share	102,618,560	$28,264	$0.28	88,847,209	$(28,275)	$(0.32)
The calculation of diluted weighted average common shares outstanding for the three months ended September 30, 2025 was as follows:

Three Months Ended September 30, 2025
Basic weighted average common shares outstanding	89,230,420
Dilutive common share equivalents - restricted stock units	1,120,629
Dilutive common share equivalents - convertible debt	11,389,096
Dilutive common share equivalents - options	878,415
Diluted weighted average common shares outstanding	102,618,560
The following common stock equivalents have been excluded because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Convertible debt	11,065,704	—	10,521,096	11,593,869
Options	7,577,397	5,948,756	8,296,057	9,947,928
Restricted stock units	5,346,596	55,566	5,440,841	4,368,415
Total anti-dilutive shares	23,989,697	6,004,322	24,257,994	25,910,212

NOTE 13.  COMMITMENTS AND CONTINGENCIES
Commitments
Certain of the Company's contractual arrangements with CMOs require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to the Company's financial statements.
Contingencies
In November 2020, the Company completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. The Company acquired Orphan by purchasing all of the outstanding shares. Under the stock purchase agreement (the "Agreement"), the Company has also agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the U.S. and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted. Through September 30, 2026, the Company has paid $65.2 million for contractual milestones achieved under the stock purchase agreement.
In accordance with ASC 450, Contingencies, contingent cash payments will be accrued for when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of September 30, 2026, no contingent cash payments have been accrued.

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

NOTE 14.  SHARE-BASED COMPENSATION
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2026:

		Weighted Average
	Shares Underlying Options	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	8,241,429	$19.91	5.89	$150,796
Granted	1,371,230	$34.26
Exercised	(2,933,914)	$20.61		$90,724
Forfeited/canceled	(103,494)	$22.41
Outstanding at September 30, 2026	6,575,251	$22.56	6.88	$238,842
Vested and expected to vest at September 30, 2026	6,575,251	$22.56	6.88	$238,842
Exercisable at September 30, 2026	4,011,269	$20.37	5.74	$154,459
As of September 30, 2026, excluding amounts associated with the CEO transition discussed below, unrecognized share-based compensation for stock options was $28.8 million, which is expected to be recognized over a remaining weighted-average period of 2.6 years.
Restricted Stock Units
Service Based Restricted Stock Units
The following table summarizes the Company’s service based restricted stock unit activity during the nine months ended September 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	4,567,367	$18.02
Granted	2,447,920	$34.98
Vested	(1,508,401)	$18.43
Forfeited/canceled	(254,245)	$22.95
Unvested at September 30, 2026	5,252,641	$25.57
As of September 30, 2026, excluding amounts associated with the CEO transition discussed below, unrecognized share-based compensation for service based restricted stock units was $95.6 million, which is expected to be recognized over a remaining weighted-average period of 2.4 years.
Performance Based Restricted Stock Units
The following table summarizes the Company’s performance based restricted stock unit activity during the nine months ended September 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	233,604	$16.35
Granted	215,730	$24.94
Vested	(229,500)	17.77
Forfeited/canceled	—	—
Unvested at September 30, 2026	219,834	$23.30
As of September 30, 2026, excluding amounts associated with the CEO transition discussed below, unrecognized share-based compensation for performance based restricted stock units was $0.9 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Share-Based Compensation
The following table sets forth share-based compensation for continuing operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$7,121	$4,101	$19,553	$12,817
Selling, general and administrative	16,316	7,162	41,819	20,587
Total share-based compensation	$23,437	$11,263	$61,372	$33,404
During the three months ended September 30, 2026 the Company announced the planned transition of its President and Chief Executive Officer, Dr. Eric Dube. In connection with his planned transition, the Company and Dr. Dube entered into a Transition and Separation Agreement addressing, among other matters, transition services to be provided by Dr. Dube following the CEO transition. Certain terms of the agreement resulted in modification accounting of the stock options and restricted stock units held by Dr. Dube. These modifications resulted in incremental stock-based compensation expense of $31.3 million, which is being recognized over Dr. Dube's remaining CEO service period from September 21, 2026 to December 1, 2026. The Company recognized $4.4 million during the three and nine months ended September 30, 2026 and expects to recognize the remaining $26.9 million during the fourth quarter of 2026.

NOTE 15. INVENTORY
Inventory consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$18,766	$24,169
Work in process	12,377	2,348
Finished goods	12,660	9,638
Total inventory	$43,803	$36,155
Classified as:
Current inventory	$10,516	$5,875
Long-term inventory	33,287	30,280
Total inventory	$43,803	$36,155
The balance classified as long-term inventory consists of raw materials, work in process and finished goods for both Thiola and FILSPARI as of September 30, 2026 and December 31, 2025. The Company maintains levels of these inventories beyond a one-year production plan to limit exposure to potential supply disruption.

NOTE 16. ACCOUNTS RECEIVABLE
Accounts receivable, net of reserves for prompt pay discounts and expected credit losses, was $107.5 million and $80.1 million at September 30, 2026 and December 31, 2025, respectively. The accounts receivable balance as of December 31, 2025 includes the $25.0 million milestone payment due from Mirum Pharmaceuticals, Inc. (“Mirum”), received in April 2026. The accounts receivable balance as of September 30, 2026 includes the additional $10.0 million milestone payment due from Mirum. See Note 18 for further discussion. The total reserves for both periods were immaterial.
The Company's evaluation and accounting for credit losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

NOTE 17. EQUITY OFFERINGS
At-the-Market Equity Offering
In October 2024, the Company filed a prospectus supplement to the prospectus included in its registration statement on Form S-3 (File No. 333-281194), pursuant to which the Company may offer and sell, from time to time through Jefferies LLC, as agent ("Jefferies"), up to $100.0 million of common stock pursuant to an Amended and Restated Open Market Sale Agreement ("ATM Agreement") with Jefferies. As of September 30, 2026, the Company has not sold any shares under the ATM Agreement.

NOTE 18. DIVESTITURES
Discontinued Operations
Sale of Bile Acid Product Portfolio
In August 2023, the Company closed the sale of its bile acid business to Mirum pursuant to the terms of an asset purchase agreement dated July 16, 2023 (the "Purchase Agreement"). The Company is eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of Chenodal and Cholbam (also known as Kolbam, and together with Chenodal, the "Products"). The Company will recognize the contingent consideration receivable in earnings when the target annual sales for the milestones are met and the contingency is resolved. Mirum achieved the first such milestone based on its annual net sales in 2025, and Travere recognized $25.0 million for the year ended December 31, 2025 in discontinued operations. The $25.0 million is included in accounts receivable as of December 31, 2025 and payment was received in April 2026. Mirum achieved an additional milestone based on its annual net sales in 2026, and Travere recognized $10.0 million in milestone revenue for the three and nine months ended September 30, 2026 in discontinued operations. The $10.0 million is included in accounts receivable as of September 30, 2026. Income from discontinued operations, net of tax for the three and nine months ended September 30, 2026 was $8.7 million and $8.2 million, respectively and zero for both the three and nine months ended September 30, 2025.
The Company corrected an immaterial presentation error from a prior period in its consolidated statement of cash flows for the nine months ended September 30, 2026. The previously presented cash flows for the six months ended June 30, 2026 incorrectly included cash flows of $24.5 million in cash provided by operating activities - continuing operations and should have been reflected in cash provided by operating activities - discontinued operations. The correction would have resulted in cash used in operating activities - continuing operations of $6.8 million and cash provided by operating activities - discontinued operations of $24.5 million for the six months ended June 30, 2026. The correction does not affect total cash flows from operating activities or the reported net change in cash and cash equivalents. The Company evaluated the materiality of the error in its statement of cash flows, including its effect on the previously issued consolidated financial statements and the financial statements taken as a whole, and concluded that the error was not material to the previously issued consolidated financial statements. Accordingly, the Company has corrected the presentation of the cash flows during the nine months ended September 30, 2026.

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
Long-lived assets located outside the U.S. were immaterial as of both September 30, 2026 and December 31, 2025. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

See Note 3 for further discussion of net product sales and Note 4 for discussion of license and collaboration revenues.
The following table presents reportable segment (loss) income, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$224,563	$164,859	$521,345	$361,039
Less:
Cost of goods sold	2,867	1,585	6,991	7,786
Research and development:
External research and development	38,646	27,837	97,589	77,653
Internal personnel costs	25,731	18,959	74,217	57,276
Other research and development	5,927	5,094	15,874	13,212
Total research and development	70,304	51,890	187,680	148,141
Selling, general and administrative	98,414	71,046	274,779	194,041
Royalty expense	7,968	15,407	39,846	41,467
In-process research and development	113,115	—	113,115	—
Total other income (expense), net	1,173	783	(37,590)	2,188
Income tax benefit (provision)	5,895	(8)	6,220	(67)
Income from discontinued operations, net of tax	8,700	—	8,200	—
Net (loss) income	$(52,337)	$25,706	$(124,236)	$(28,275)

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
Civorebrutinib
Civorebrutinib is an investigational oral, covalent reversible Bruton’s tyrosine kinase (“BTK”) inhibitor designed to provide differentiated efficacy, safety and convenience for patients with rare, immune-mediated kidney diseases, with planned evaluation in primary membranous nephropathy (“PMN”), FSGS, minimal change disease (“MCD”) and potentially additional indications. BTK is a key mediator of B-cell receptor signaling and plays an important role in B-cell activation, maturation, proliferation, and differentiation into antibody-producing cells.
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
We and Everest are collaborating on global clinical development, including sharing development costs for global clinical trials. Except for certain global development activities, we are responsible for development and commercialization of civorebrutinib in the Territory, while Everest retains responsibility for its territory.
Under the Everest Agreement, we paid Everest an upfront payment of $112.5 million in July 2026 and Everest is eligible to receive up to approximately $1.0 billion in additional development, regulatory and commercial milestone payments, as well as tiered royalties ranging from high single-digit to double-digit percentages on net sales of civorebrutinib products in the Territory.
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

Results of Operations
Results of operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
Revenue
The following table provides information regarding revenue, including net product sales and license and collaboration revenue (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
FILSPARI	$200,192	$90,900	$109,292	$446,422	$218,668	$227,754
Tiopronin products	20,004	22,250	(2,246)	59,618	65,184	(5,566)
Total net product sales	220,196	113,150	107,046	506,040	283,852	222,188
License and collaboration revenue	4,367	51,709	(47,342)	15,305	77,187	(61,882)
Total revenue	$224,563	$164,859	$59,704	$521,345	$361,039	$160,306
Net product sales
The increase in total net product sales for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to growth in sales of FILSPARI.
License and collaboration revenue
The decrease in license and collaboration revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to recognition of a $40.0 million market access milestone associated with the CSL Vifor License Agreement and license revenue of $9.3 million recognized upon the relinquishment of the Buyout Right in the Chugai License Agreement during the three months ended September 30, 2025. The decrease in license and collaboration revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to recognition of $57.5 million in milestones associated with the CSL Vifor License Agreement, license revenue of $9.3 million recognized upon the relinquishment of the Buyout Right in the Chugai License Agreement and the sale of $3.8 million in active pharmaceutical ingredients ("APIs") during the nine months ended September 30, 2025, offset by recognition of a $5.0 million regulatory milestone associated with the Chugai License Agreement during the nine months ended September 30, 2026.
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
The following table provides information regarding operating expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Cost of goods sold - product sales	$2,867	$1,308	$1,559	$6,991	$4,083	$2,908
Cost of goods sold - license and collaboration	—	277	(277)	—	3,703	(3,703)
Total cost of goods sold	2,867	1,585	1,282	6,991	7,786	(795)
Research and development	70,304	51,890	18,414	187,680	148,141	39,539
Selling, general and administrative	98,414	71,046	27,368	274,779	194,041	80,738
Royalty expense	7,968	15,407	(7,439)	39,846	41,467	(1,621)
In-process research and development	113,115	—	113,115	113,115	—	113,115
Total operating expenses	$292,668	$139,928	$152,740	$622,411	$391,435	$230,976
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
Prior to the February 2023 FDA accelerated approval of FILSPARI (sparsentan) in IgAN, we expensed the production of APIs purchased to support the commercial launch of FILSPARI, in research and development expenses. For the three and nine months ended September 30, 2025 sales of FILSPARI primarily consisted of zero-cost inventories, and therefore cost of goods sold did not increase proportionally to the increase in product sales. We began capitalizing inventory costs associated with FILSPARI following the February 2023 accelerated approval.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, our cost of goods sold - license and collaboration decreased by $3.7 million, due to the sale of API in 2025.
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
The following table provides information regarding research and development expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
External service provider costs:
Sparsentan	$9,728	$11,608	$(1,880)	$26,198	$36,664	$(10,466)
Pegtibatinase	28,918	16,158	12,760	71,391	40,477	30,914
General and other product candidates	5,927	5,165	762	15,874	13,724	2,150
Total external service provider costs	44,573	32,931	11,642	113,463	90,865	22,598
Internal personnel costs	25,731	18,959	6,772	74,217	57,276	16,941
Total research and development	$70,304	$51,890	$18,414	$187,680	$148,141	$39,539
For the three and nine months ended September 30, 2026 compared to 2025, our research and development expenses increased by $18.4 million and $39.5 million, respectively. External service provider costs increased by $11.6 million and $22.6 million, respectively, for the three and nine months ended September 30, 2026 compared to 2025, primarily driven by an increase in costs associated with pegtibatinase due to restarting enrollment activities for the HARMONY Study in 2026, as well as additional manufacturing costs, offset by a decrease in costs associated with the development of sparsentan as our Phase 3 programs advanced towards completion. The increase in internal personnel costs of $6.8 million and $16.9 million, respectively, for the three and nine months ended September 30, 2026 compared to 2025, is primarily due to an increase in headcount to support additional pipeline development.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salaries and bonuses, benefits, non-cash share-based compensation, legal and other professional fees, rent, depreciation and amortization, travel, insurance, business development, sales and marketing programs, and other operating expenses.
For the three and nine months ended September 30, 2026 compared to 2025, our selling, general and administrative expenses increased by $27.4 million and $80.7 million, respectively, primarily as a result of an increase in commercial investments to support FILSPARI in IgAN and the ongoing launch of FSGS, including an expansion of our field force to support both indications.
Royalty expense
Royalty expense includes amortization of royalties and milestones paid that are capitalized to the intangible asset under the asset accumulation model as well as royalties expensed after the estimated useful life of the license agreement has been reached.
For the three months ended September 30, 2026 compared to 2025, our royalty expense decreased by $7.4 million due to the Thiola intangible asset reaching the end of its estimated useful life on March 31, 2026. For the nine months ended September 30, 2026 compared to 2025, royalty expense decreased by $1.6 million, primarily due to elevated amortization of the Thiola intangible asset in the first quarter of 2026 as it reached the end of its estimated useful life on March 31, 2026, with no further amortization after this date as royalties are expensed in the period incurred.
In-process research and development expense
In July 2026, we recognized $113.1 million of in-process research and development (IPR&D) expense, consisting of upfront consideration and direct transaction costs related to the acquisition of the civorebrutinib IPR&D intangible asset from Everest.

Other Income/Expenses
The following table provides information regarding other (expense) income, net (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Interest income	$3,704	$3,047	$657	$9,643	$10,129	$(486)
Interest expense	(2,140)	(2,751)	611	(6,575)	(8,452)	1,877
Other (expense) income, net	(391)	487	(878)	(650)	511	(1,161)
Inducement expense	—	—	—	(40,008)	—	(40,008)
Total other income (expense), net	$1,173	$783	$390	$(37,590)	$2,188	$(39,778)
The change in our total other income (expense), net for the nine months ended September 30, 2026 compared to 2025 primarily reflects a $40.0 million inducement expense related to the partial repurchase of the 2.25% Convertible Senior Notes due 2029 (“2029 Notes”) during the nine months ended September 30, 2026. This expense was partially offset by a decrease in interest expense following the September 2025 maturity of our 2.50% Convertible Senior Notes due 2025, the partial repurchase of the 2029 Notes and issuance of 0.50% Convertible Senior Notes due 2032 (“2032 Notes”) at a lower interest rate.
Income Taxes
The following table provides information regarding income taxes (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Income tax benefit (provision)	$5,895	$(8)	$5,903	$6,220	$(67)	$6,287
The Company’s income tax provision is calculated using an estimated annual effective tax rate, which may fluctuate based on changes in forecasted annual pretax income or loss. The change from income tax expense in the prior-year periods to an income tax benefit for the three and nine months ended September 30, 2026, primarily reflects changes in the estimated annual effective tax rate resulting from differences in projected annual operating results.
The Company’s effective tax rate differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards for which a valuation allowance had previously been recognized. In addition, the Company expects an increase in state taxes related to jurisdictions where the Company expects to generate current taxable income with limited or no remaining net operating loss carryforwards. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets due to its history of cumulative losses.

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

We had the following balances and financial performance at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$123,542	$93,035
Marketable debt securities, at fair value	$348,276	$229,761
Convertible debt	$603,510	$311,724
Accumulated deficit	$(1,596,949)	$(1,472,713)
Stockholders' equity	$22,584	$114,828
Net working capital*	$422,534	$277,661
Net working capital ratio**	3.00	2.74
* Current assets less current liabilities. **Current assets divided by current liabilities.
As of September 30, 2026, we had cash and cash equivalents of $123.5 million and available-for-sale marketable debt securities of $348.3 million. Substantial sources of funds over the past year, as summarized further below, include net proceeds of $158.4 million from the issuance of 2032 Notes after giving effect to the partial repurchase of 2029 Notes, a milestone payment of $25.0 million from Mirum and $10.2 million from the sale of Renalys stock to Chugai.
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
Purchase Agreement Proceeds
Sale of Bile Acid Product Portfolio
In July 2023, we entered into the Purchase Agreement with Mirum, pursuant to which Mirum agreed to purchase substantially all of the assets primarily related to our business of development, manufacture and commercialization of the Products, which comprised our bile acid business. Upon the Closing of the transaction in August 2023, we received an upfront cash payment of $210.0 million. Pursuant to the Purchase Agreement, we are eligible to receive up to $235.0 million upon the achievement of certain milestones based on specified amounts of annual net sales (tiered from $125.0 million to $500.0 million) of the Products. Mirum achieved the first such milestone based on its annual net sales in 2025, and we received a payment of $25.0 million in April 2026, as a result of such achievement. Mirum achieved an additional milestone based on its annual net sales in 2026, resulting in the recognition of $10.0 million in milestone revenue. We expect to receive payment in the second quarter of 2027.
Collaboration and License Proceeds
License and Collaboration Agreement with CSL Vifor
In September 2021, we entered into a license agreement with CSL Vifor, pursuant to which we granted an exclusive license to CSL Vifor for the commercialization of FILSPARI in the licensed territories. Under the terms of the license agreement, we will be eligible for up to $135.0 million in aggregate regulatory and market access related milestone payments and up to $655.0 million in aggregate sales-based milestone payments for a total potential value of up to $845.0 million. Through September 30, 2026, we have received milestone payments totaling $57.5 million associated with the license agreement. We are also entitled to receive tiered double-digit royalties of up to 40 percent of annual net sales of sparsentan in the licensed territories.
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
Operating Leases
Future Minimum Rental Commitments
As of September 30, 2026, we have future minimum rental commitments totaling $13.5 million arising from our operating lease and sublease income totaling $2.5 million. These commitments represent the aggregate base rent through August 2028.
See Note 7 to our unaudited Consolidated Financial Statements for further discussion.
Purchase Commitments
Manufactured Product
Certain of our contractual arrangements with contract manufacturing organizations ("CMOs") require binding forecasts or commitments to purchase minimum amounts for the manufacture of drug product supply, which may be material to our financial statements.
Royalties and Contingent Cash Payments
Ligand License Agreement
In 2012, we entered into an agreement with Ligand Pharmaceuticals, Inc. ("Ligand") for a worldwide sublicense to develop, manufacture and commercialize FILSPARI (the “Ligand License Agreement”). As consideration for the license, we are required to make substantial payments upon the achievement of certain milestones, totaling up to $114.1 million. Through September 30, 2026, we have paid $48.7 million for contractual milestones achieved under the Ligand License Agreement. Pursuant to the terms of the Ligand License Agreement, we are obligated to pay to Ligand an escalating royalty between 15% and 17% of net sales of FILSPARI and any other products containing FILSPARI or related compounds, with payments due quarterly. We began incurring costs associated with such royalties following the February 2023 approval of FILSPARI.
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
Everest License Agreement
In 2026, we entered the Everest Agreement, pursuant to which we obtained an exclusive license to develop, manufacture and commercialize civorebrutinib, an investigational oral, covalent reversible BTK inhibitor, and products containing civorebrutinib for any and all prophylactic, diagnostic and therapeutic uses and treatment of diseases and disorders in all countries outside of Greater China and certain countries in East and Southeast Asia (the "Territory"). The agreement became effective in July 2026 following the satisfaction of customary closing conditions.
Under the terms of the agreement, the Company paid Everest an upfront payment of $112.5 million in July 2026. Pursuant to the agreement, Everest is eligible to receive up to $1.0 billion in additional development, regulatory and commercial milestone payments, as well as tiered royalties ranging from high single-digit to double-digit percentages based on net sales of licensed products in the Territory. The Everest Agreement will remain in effect, unless terminated earlier, until the expiration of the royalty term for the licensed products in the Territory.

See Note 4 to our unaudited Consolidated Financial Statements for further discussion.
Acquisition of Orphan Technologies Limited
In November 2020, we completed the acquisition of Orphan Technologies Limited (“Orphan”), including Orphan’s rare metabolic disorder drug pegtibatinase. We acquired Orphan by purchasing all of its outstanding shares. Under the Stock Purchase Agreement (the "Agreement"), we agreed to make contingent cash payments up to an aggregate of $427.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Agreement, as well as additional tiered mid-single digit royalty payments based upon future net sales of any pegtibatinase products in the U.S. and Europe, subject to certain reductions as set forth in the Agreement, and a contingent payment in the event a pediatric rare disease voucher for any pegtibatinase product is granted. Through September 30, 2026, we have paid $65.2 million for contractual milestones achieved under the stock purchase agreement.
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
Convertible Senior Notes Due 2029
On March 11, 2022, we completed a registered underwritten public offering of $316.3 million aggregate principal amount of our 2029 Notes. We issued the 2029 Notes under an indenture, dated as of September 10, 2018, as supplemented by the second supplemental indenture, dated as of March 11, 2022 (collectively, the “2029 Indenture”). The 2029 Notes will mature on March 1, 2029, unless earlier repurchased, redeemed, or converted. The 2029 Notes are senior unsecured obligations of ours and bear interest at an annual rate of 2.25%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2022. On May 11, 2026, coinciding with the issuance of the 2032 Notes, we completed our repurchase of $221.4 million aggregate principal amount of 2029 Notes for cash. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2029 Notes was $94.9 million. The 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us.
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
Cash Flows from Continuing Operations
Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations for the nine months ended September 30, 2026 was $92.4 million compared to cash used of $22.9 million for the nine months ended September 30, 2025. The change was due to a $222.2 million increase in total net product sales, offset by an increase in operational expenses and the timing of payments from normal operations.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2026 was $304.4 million compared to cash provided of $132.7 million for the nine months ended September 30, 2025. The change resulted primarily from the investment of the net proceeds of the 2032 Notes and partial repurchase of the 2029 Notes, acquisition of $113.1 million IPR&D from Everest, as well as timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings and an increase in intangible asset purchases.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026 was $219.0 million compared to cash used of $60.1 million for the nine months ended September 30, 2025. The change was primarily due to net proceeds of $158.4 million from the issuance of the 2032 Notes and the partial repurchase of the 2029 Notes and an increase in proceeds from the exercise of stock options during the nine months ended September 30, 2026.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to changes in interest rates. As of September 30, 2026, we had cash equivalents and marketable debt securities of approximately $471.8 million, consisting of money market funds, U.S. government agency debt, municipal bonds, corporate debt and commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term debt securities. Our marketable debt securities are subject to interest rate risk and will fall in value if market interest rates continue to increase. A change in interest rates of 100 basis points as of September 30, 2026 would have had approximately a $2.9 million impact on the fair value of our investments at September 30, 2026.
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

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we enter into contracts with vendors that are located outside of the United States, which contracts are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during the quarter covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the three months ended September 30, 2026, the Company completed its implementation of a new enterprise resource planning (“ERP”) system. The new ERP system integrates various financial and operational processes to enhance accuracy, efficiency, and internal controls. A standardized internal control framework was used during the implementation and monitoring controls have been established. Management will continue to assess and monitor the new ERP system to ensure the ongoing effectiveness of internal controls.
Other than the ERP system implementation, there have been no material changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We face substantial generic and other competition, and our operating results will suffer if we fail to compete effectively.*
Under the Hatch-Waxman Amendments of the Federal Food, Drug, and Cosmetic Act, a pharmaceutical manufacturer may file an abbreviated new drug application ("ANDA") seeking approval of a generic copy of an approved innovator product or a new drug application ("NDA") under Section 505(b)(2) that relies on the FDA’s prior findings of safety and effectiveness in approving the innovator product. A Section 505(b)(2) NDA may be for a new or improved version of the original innovator product. Our product Thiola, and products from which we may receive milestone payments such as Cholbam, are subject to immediate competition from compounded and generic entrants, as the ANDA and/or NDA for these drug products have no remaining or current patent or non-patent exclusivity. In 2021, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA and an additional generic option of the original formulation of Thiola (tiopronin tablets) was approved in June 2022 and during the year ended December 31, 2022, we experienced a decrease in total net product revenues compared to the year ended December 31, 2021, which was due in part to competition from generic tiopronin tablets (100mg version of the original formulation). Additional generic versions of Thiola may be approved in the future. Several generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and become available. Our future net product revenues from Thiola and/or Thiola EC may be materially impacted by competition from existing or additional generic versions of Thiola or Thiola EC.
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
If additional generic versions of Thiola or Thiola EC, any generic versions of FILSPARI, or generic versions of any other current or future products are approved, sales of that product likely would be negatively impacted, which could have a material adverse impact on our revenue and profitability. If generic versions of products from which we may receive milestone payments, such as Cholbam, are approved, our potential to receive milestone payments may be negatively impacted. In addition, the defense of litigation and response to investigation requests could result in substantial costs, reputational impact, and the diversion of management attention and resources.

The Drug Price Competition and Patent Term Restoration Act (commonly referred to as the "Hatch-Waxman Act") generally requires an ANDA applicant seeking FDA approval of its proposed generic product prior to the expiration of a patent listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (the "Orange Book") to certify that the applicant believes that the patent is invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the drug for which the application has been submitted (a paragraph IV certification) and notify the NDA and patent holder of such certification (a paragraph IV notice). Upon receipt of a paragraph IV notice, the Hatch-Waxman Act allows the patent holder, with proper basis, to bring an action for patent infringement against the ANDA filer, asking that the proposed generic product not be approved until after the patent expires. If the required patent information was submitted to the FDA before the ANDA was submitted and the patent holder commences a lawsuit within 45 days from receipt of the paragraph IV notice, the Hatch-Waxman Act provides a 30-month stay, subject to applicable exceptions and adjustments, during which time the FDA cannot finally approve the generic’s application. If the litigation is resolved in favor of the ANDA applicant during the applicable stay period, the stay is lifted and the FDA may finally approve the ANDA if it is otherwise ready for approval. For ANDAs that are filed (“received”) before the listing of the patent in the Orange Book, the 30-month stay provision of the Hatch-Waxman Act does not apply. It also may be possible, depending on the approved label, for an ANDA applicant to elect to submit a section viii statement stating that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.
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
The current administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. For example, in May 2025, the administration published an executive order regarding most favored nation (“MFN”) drug pricing, which is sometimes referred to as international reference pricing. This executive order directed the Secretary of Health and Human Services to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress towards MFN pricing is not delivered, to propose a rulemaking plan to impose MFN pricing. As a result, certain pharmaceutical manufacturers have entered agreements with the administration that require the pharmaceutical manufacturers to offer, through a direct-to-consumer platform. U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. As part of these MFN pricing initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. The scope, timing, and potential impact of current and future policy initiatives remain uncertain, and accordingly, we cannot predict how such legal and regulatory changes may affect our business, operations, or financial condition. If MFN pricing or other legal or regulatory changes are implemented in a way that is broadly applicable to our products, there could be a material negative impact.
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
Moreover, to obtain reimbursement or pricing approval in some countries, medicinal products may be subject to Health Technology Assessments (HTA) at the EU and national levels. This HTA is a multidisciplinary process that summarizes information regarding the medical, patient and social aspects, as well as economic and ethical issues, related to the use of a health, and is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.
At the EU level, on January 12, 2025, Regulation No 2021/2282 entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation establishes a framework for EU‑level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. It enables EU Member States to use common tools, methodologies, and procedures and requires them to take into account EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. As implementation of the HTA Regulation is phased in and key methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. The new framework may result in additional or differently structured evidentiary expectations, misalignment between assessment and regulatory timelines, or delays in national decisions. Any adverse or delayed HTA outcomes, or divergent national reimbursement decisions, could negatively affect our ability to obtain or maintain favorable pricing and reimbursement status. If we or our partners are unable to maintain favorable pricing and reimbursement status in EU Member States for drug candidates that we or our partners may successfully develop and for which we or our partners may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including, effective as of March 31, 2025, relaunching the Innovative Licensing and Access Pathway with more predictable timelines and closer involvement of the National Health Service.
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

We may not be able to rely on orphan drug exclusivity for our products.*
Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs, providing eligibility for orphan drug exclusivity upon regulatory approval if certain jurisdictional-specific conditions are met. For example, FILSPARI has been granted orphan drug designation for the treatment of IgAN and has been awarded seven years of orphan drug exclusivity in the United States (running from the date of accelerated approval) to reduce proteinuria in adults with primary IgAN at risk of rapid disease progression, and has been granted a separate seven years of Orphan Drug Exclusivity in the U.S. (running from the date of full approval) to slow kidney function decline in adults with primary IgAN who are at risk for disease progression, excluding the use provided for in the aforementioned Orphan Drug Exclusivity granted in connection with the accelerated approval. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU or, in the case of orphan drugs for which a pediatric investigation plan has been completed, 12 years. Even though we have been awarded orphan drug designation in the United States and the EU for sparsentan for the treatment of IgAN and FSGS and for pegtibatinase for the treatment of classical homocystinuria ("HCU"), we may not be able to maintain it in the EU and the orphan drug designation may not result in orphan drug exclusivity for pegtibatinase if approved, or FSGS in the EU if approved. For example, if a competitive product that contains the same active moiety and treats the same disease as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose orphan drug exclusivity. Similarly, if a competitive product that contains the same active moiety and treats the same disease as our product candidate is approved for orphan drug exclusivity before our product candidate, we may not be able to obtain approval for our product candidate until the expiration of the competitive product’s orphan drug exclusivity unless our product candidate is shown to be clinically superior to the competitive product. In addition, the EU orphan medicinal product framework is subject to change under the pending overhaul of the EU general pharmaceutical legislative framework described below, which may modify the length of orphan market exclusivity and the manner in which market exclusivity is awarded to medicinal products with more than one approved orphan indication.
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
Conducting clinical trials effectively in pursuit of regulatory approval requires significant resources, and the costs of conducting clinical trials vary depending on a number of factors, including the dosage of the study therapy, trial size and duration. These costs may prove greater than we originally anticipated, which may result in us choosing to abandon or forgo clinical trials that we deem clinically promising as we actively strategize over time with respect to the allocation of our resources.
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
Communications and/or feedback from regulatory authorities related to our current or planned future clinical trials does not guarantee any particular outcome from or timeline for regulatory review, and expedited regulatory review pathways may not actually lead to faster development or approval.*
Communications and/or feedback from regulatory authorities, including the FDA or European Medicines Agency ("EMA"), related to our current or future clinical trials does not guarantee any particular outcome from or timeline for regulatory review for such clinical trials, and expedited regulatory review pathways may not actually lead to faster development or approval.
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

For example, we have certain post-marketing requirements and commitments associated with FILSPARI. Further, we face risks relating to those post-marketing obligations, as well as the commercial acceptance of FILSPARI. If the regulatory approval for FILSPARI and/or Thiola are withdrawn for any reason, it would have a material adverse impact on our sales and profitability. Furthermore, if the regulatory approval for Chenodal and/or Cholbam are withdrawn for any reason, it would reduce the chance that we will receive certain milestone payments from the sale of our bile acid product portfolio in August 2023. On July 28, 2026, we received an untitled letter from FDA's Office of Prescription Drug Promotion ("OPDP") regarding claims made in a professional visual aid for FILSPARI. The letter asserts that the professional visual aid includes certain false or misleading claims about the safety and efficacy of FILSPARI. We responded within the requested timeframe, and we are engaging with the FDA in an attempt to resolve the matter.
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
We do not currently have patent protection for certain of our commercial products. If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, their value will be adversely affected.*
Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering, or incorporated into, our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We do not have, and do not expect to obtain, patent protection for the original formulation of Thiola. Additionally, although we have a license to a granted U.S. patent covering the treatment of cystinuria by administering Thiola EC with food (U.S. Patent No. 11,458,104, "the '104 patent”), certain generic manufacturers have been able to obtain “skinny-label” approvals of generic versions of tiopronin EC as described below. More generally, we may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. In addition, in certain circumstances with respect to method of use patents, an ANDA applicant may submit a section viii statement that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. To date, several generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and become available. Accordingly, Thiola EC is subject to generic competition. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
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

Our product FILSPARI was covered by U.S. Patent No. 6,638,937, which expired in 2019 and to which we had an exclusive license. In addition, U.S. Patent No. 9,662,312, to which we also have an exclusive license and which was granted on May 30, 2017 and expires in 2030, covers the use of sparsentan for treating glomerulosclerosis, including FSGS. U.S. Patent No. 9,993,461, to which we also have an exclusive license and which was granted on June 12, 2018 and has an original expiration date in 2030, subject to the patent term extension described below, covers the use of sparsentan for treating IgAN as well as glomerulosclerosis, including FSGS. We have also been granted U.S. Patent No. 12,714,697, directed to certain methods of using sparsentan in IgAN. While we have additional pending U.S. and foreign patent applications directed to sparsentan and its uses, including an allowed U.S. patent application (U.S. Patent Application No. 19/253,120) directed to certain methods of using sparsentan in FSGS, there is no guarantee that any pending, allowed or future patent applications will result in issued patents, issue on a timeline that provides material protection, or, if issued, be listed in the Orange Book or contain claims of commercially meaningful scope.
For products we develop based on a new chemical entity not previously approved by the FDA, we expect that in addition to the protection afforded by our patent filings that we will be able to obtain five years regulatory exclusivity via the provisions of the Food, Drug, and Cosmetic Act ("FDC Act") and possibly seven years regulatory exclusivity via the orphan drug provisions of the FDC Act. The periods of regulatory exclusivity may, if certain conditions are satisfied, be extended by six months on the basis of pediatric exclusivity, thereby resulting in exclusivity periods of 5.5 years and 7.5 years, respectively. In addition, companies may be able to obtain up to five years patent term extension (to compensate for regulatory approval delay) for one patent covering such a product for its FDA-approved use. The regulatory protection associated with such a patent, like the periods of regulatory exclusivity, also may be extended by a further six months on the basis of pediatric exclusivity if certain conditions are satisfied. In September 2026, the U.S. Patent and Trademark Office ("USPTO") issued a final determination that U.S. Patent No. 9,993,461 is eligible for a patent term extension of 1,025 days, to January 17, 2033. We expect the USPTO to issue a certificate of extension reflecting this determination. In addition, while we intend to seek pediatric exclusivity for FILSPARI based on our ongoing development efforts, which, if granted, could provide an additional six months of regulatory exclusivity after such patent expires, the granting of pediatric exclusivity requires a series of regulatory interactions to reach agreement with the FDA, and there is no guarantee that our pediatric development efforts will support a path to pediatric exclusivity or that pediatric exclusivity will be granted by the FDA on a timeline that provides additional regulatory protection for FILSPARI, or at all.
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
For any product candidate for which we have been granted orphan drug designation in a particular indication, it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company's period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug indication in the United States, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product. In addition, the EU orphan medicinal product framework is subject to change under the pending overhaul of the EU general pharmaceutical legislative framework described below, which may modify the length of orphan market exclusivity and the manner in which market exclusivity is awarded to medicinal products with more than one approved orphan indication.
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
A primary trend in the United States healthcare industry and elsewhere is toward cost containment. We expect the changes made by PPACA, other legislation impacting the Medicare program and the 340B program, and the increasing emphasis on managed care to continue to put pressure on pharmaceutical product pricing. As these concerns continue to grow over the need for tighter oversight, there remains the possibility that the Health Resources and Services Administration or another agency under the U.S. Department of Health and Human Services ("HHS") will propose regulations or that Congress will explore changes to the 340B program through legislation. There have also been a number of initiatives pending at the state and federal level that could negatively impact the reimbursement for products approved under the accelerated approval pathway in the United States by restricting patient access or establishing differential payment models. Certain states are also in the process of establishing Patient Drug Affordability Boards with the authority in some cases to set upper payment limits.
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
Furthermore, competitors could enter the market with generic versions of our products. For example, a generic option for the 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in 2021 and a second 100mg version of the original formulation of Thiola (tiopronin tablets) was approved by the FDA in June 2022. In addition, several generic options for the 100mg and 300mg versions of Thiola EC have been approved by the FDA and become available.
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

Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. government also has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In June 2026, the Section 1260H list was expanded to include our current primary API supplier for sparsentan. In August 2026, a federal court preliminarily enjoined the Department of Defense from enforcing that designation while litigation proceeds. As a result, the designation cannot currently serve as the basis for the supplier's designation as a BCC under the BIOSECURE Act. As part of our regular supply continuity planning, we have taken steps over the past several years to identify, secure and qualify alternative sources of sparsentan API; however, there can be no assurance that any alternative source will be successfully qualified on a timely basis, obtain any necessary regulatory approvals, manufacture API at commercial scale, or supply API in sufficient quantities or on commercially reasonable terms. We may ultimately be required, or choose to transition away from our current primary API supply relationship for sparsentan if and when the BIOSECURE Act's restrictions become applicable to our primary API supplier and prior to or upon the expiration of the expected five-year grandfathering period. Any such transition could increase costs or adversely affect the commercial supply of sparsentan if we are unable to complete it successfully and on a timely basis. In addition, BCC designations, implementing regulations or other changes under the BIOSECURE Act could affect supply arrangements for certain of our other products or product candidates. As a result, we or our licensors, manufacturers or other supply chain partners may be required to identify and qualify alternative suppliers, which could increase costs or delay development, manufacturing or commercialization activities. For certain products and product candidates, there may be a limited number of suppliers and manufacturers with the required technical capabilities, manufacturing capacity or regulatory qualifications.
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
Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. The Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which imposes 100% tariffs on certain patented pharmaceutical products and associated pharmaceutical ingredients. The proclamation provides a potential pathway to a 0% tariff rate for orphan drugs that address urgent U.S. health needs. Relevant agencies must interpret and implement the proclamation and determine which products qualify. Until that process is complete, it remains uncertain whether the 0% rate will apply to FILSPARI. We will continue to monitor developments and assess any potential impact on our business.
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
We have experienced significant growth over the past five years in the number of our employees and the scope of our operations. We have expanded our sales and marketing, compliance and legal functions in addition to expansion of all functions to support a commercial organization. We have also expanded our operations in connection with the commercial launch of FILSPARI in the United States, including by adding additional members to our sales force, and in connection with our development plans for civorebrutinib, which we licensed in from Everest Medicines in June 2026. To appropriately manage for our future, we must continue to implement and improve our managerial, operational and financial systems, continue to recruit, train and retain qualified personnel as needed, and successfully integrate any changes into our existing business. To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical, commercial and management personnel, and we face significant competition for experienced personnel.
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
We may need substantial funding and may be unable to raise capital when needed.*
We expect our general and research and development expenses to increase in connection with our ongoing and planned activities, particularly as we conduct later-stage clinical trials of our product candidates. In addition, in connection with the commercial launch of FILSPARI in the United States, we have begun to incur significant commercialization expenses and expect to continue to incur significant commercialization expenses for FILSPARI and any other future approved products, including for product sales and marketing, securing commercial quantities of product from our manufacturers, and product distribution. Our expenses have and may continue to increase as a result of inflation in the United States and abroad. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. General market conditions, including high interest rates and stock price volatility, actual or anticipated bank failures, new or increased tariffs, and ongoing issues arising from global geopolitical tensions, including the wars and other armed conflicts, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all.
Management believes our ability to continue our operations depends on our ability to sustain and grow revenue, results of operations and our ability to access capital markets when necessary to accomplish our strategic objectives. Management believes that we may incur losses in the immediate future. We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of investments in research and development, specifically our clinical and nonclinical development activities. We expect to finance our cash needs from cash on hand and results of operations, and depending on results of operations we may either need additional equity or debt financing, or need to enter into strategic alliances on products in development to continue our operations until we can achieve sustained profitability and positive cash flows from operating activities. Additional funds may not be available to us when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research and development programs or commercial efforts.
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
In the fourth quarter of 2025, our partner Renalys was acquired by and merged into Chugai, and as a result of the acquisition, Chugai gained exclusive rights to develop and commercialize sparsentan in Japan, South Korea, and Taiwan. We received a portion of the upfront payment due to the fact that it was a minority shareholder in Renalys prior to the acquisition, and we are also eligible to receive future payments upon the achievement of specified regulatory milestones for sparsentan and royalties on net sales in Japan, South Korea, and Taiwan. There is no guarantee that we will receive any or all of the consideration that is tied to the regulatory milestones or net sales.
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

Our ability to realize the anticipated benefits of in-licensed products and collaboration arrangements depends on several factors, many of which are outside of our control.*
We have entered into, and may in the future enter into, in-license, collaboration and other strategic agreements to acquire rights to develop and commercialize product candidates. For example, in June 2026 we entered into an exclusive license and collaboration agreement with Everest Medicines for the development and commercialization of civorebrutinib. Our ability to realize the anticipated benefits of these types of arrangements depends on a number of factors, many of which are outside of our control.
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
In addition, our rights to in-licensed products and product candidates are subject to the terms and conditions of the applicable license or collaboration agreements and may be subject to additional upstream license agreements. Accordingly, our rights may depend, in part, on agreements to which we are not a party and over which we have limited or no control. Disputes involving our licensors and their upstream licensors, or differing interpretations of applicable agreements, could adversely affect the scope or availability of rights that are important to our business. Furthermore, our ability to fully exploit these products and product candidates may be subject to contractual restrictions, diligence obligations, milestone and royalty requirements and other contractual provisions, including developmental cost-sharing obligations and reimbursements, and our failure, or our counterparty's failure, to comply with applicable contractual obligations could adversely affect our rights under these arrangements. If any such agreement is modified or terminated, whether as a result of a material breach, insolvency, failure to satisfy contractual obligations or otherwise, we could lose some or all of our rights to the applicable product or product candidate, be required to transfer or provide rights to certain regulatory filings or other assets developed under the license or collaboration, lose the benefit of investments we have made in the program, or incur additional costs in pursuing alternative development or licensing arrangements.
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
On December 11, 2025, the Parliament and the Council of the EU reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. The Pharma Package, comprising a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The Council formally adopted its first-reading position on the Pharma Package on September 28, 2026. The legislation is still subject to formal approval by the European Parliament, following which it will be published in the Official Journal of the European Union and enter into force. The new framework is expected to enter into force in late 2026 and to be subject to transitional arrangements, with general application not anticipated before 2028. The Pharma Package encompasses a broad range of measures, including changes to regulatory data and market protection periods, including an eight-year regulatory data protection period and a one-year market protection period, with opportunities for additional periods of market protection subject to specified conditions and a maximum combined regulatory protection period of eleven years; changes to the orphan medicinal product framework, including a reduction in the standard period of orphan market exclusivity from ten to nine years and an eleven-year period of orphan market exclusivity for certain “breakthrough” orphan medicinal products; and an expansion of the “Bolar” exemption to permit certain activities relating to generic and biosimilar medicines while relevant intellectual property rights remain in force, including submissions for procurement tenders. Any reduction in regulatory protection or orphan market exclusivity available for our products or product candidates in the EU, combined with the expanded Bolar exemption, could facilitate earlier generic or biosimilar competition, potentially impacting reimbursement status and the commercial prospects of our products and product candidates.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer health data laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, impose specific requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (EU GDPR and UK GDPR, collectively "GDPR"), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, the GDPR imposes significant and complex burdens on processing personal data, which is relevant to our operations in the context of our conduct of clinical trials and is of interest to relevant regulators. Under the GDPR, government regulators can impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater. Further, under the GDPR, individuals may initiate litigation related to processing of their personal data, as well as consumer protection organizations authorized at law to represent data subjects' interests.
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
We rely upon third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We also rely on third parties to provide certain products, including APIs, to operate our business, including in China. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.
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
If we fail to establish or maintain successful collaborations or licensing arrangements, including cross-border collaborations, our business could be adversely affected.*
Our current and future collaborations, partnerships, licensing and other arrangements may be affected by evolving U.S. and foreign laws, regulations and government policies governing cross-border investments, technology transfers, licensing arrangements and collaborations involving biotechnology and pharmaceutical companies. In particular, U.S. legislative and regulatory proposals have sought to expand governmental review of certain investments, licensing transactions and other business arrangements involving companies with operations or significant activities in China. Although these proposals remain subject to legislative and regulatory developments, if enacted or implemented, they could delay, restrict, increase the cost of, or otherwise adversely affect our ability to enter into, maintain or perform collaborations, licensing arrangements or other strategic transactions involving existing or prospective partners. Any such developments could require modifications to transaction structures, delay development timelines, increase compliance costs or limit our ability to realize the anticipated benefits of our collaborations.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including in the fourth calendar quarter of 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have been significant staff reductions at the FDA and other agencies, some of which are or may be subject to legal challenges. If a prolonged government shutdown occurs, or if the FDA or EMA experience resource constraints, it could significantly impact the ability of the applicable regulatory agency to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Comparable considerations may be applicable in relation to foreign regulatory authorities.
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
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation, and such changes were laid before Parliament on December 12, 2024 and signed into law on April 11, 2025. The changes include risk-proportionate regulation of clinical trials, with low-risk trials able to receive faster approval through automatic authorization, a streamlined approval process that integrates both regulatory and ethics committee approvals, leading to a single UK decision for clinical trials, and new legal obligations mandating the registration of clinical trials in public registries and the publication of trial results within 12 months of trial conclusion.
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
We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceeds the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Trading Arrangements
During the fiscal quarter ended September 30, 2026, certain of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, as set forth below. Each 10b5-1 plan listed below is part of such individual’s long-term asset diversification, tax and/or financial planning strategy, and has been entered into in accordance with the terms of our Insider Trading Policy. Under the terms of the plans, once the plans are in effect, the individuals listed below have no discretion or control over the timing or effectuation of any transactions in our securities pursuant to the plans, and sales will be made only if the stock meets the minimum price thresholds and/or other requirements specified in the applicable plan. Each such director and/or officer continues to be subject to our stock ownership guidelines, and the execution of all potential sales under the plan would not by themselves cause any such individual to be out of compliance with the requirements of our stock ownership guidelines.
Trading Arrangements Adopted:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Expiration Date (2)
Roy Baynes member of our Board of Directors	August 14, 2026	Rule 10b5-1 Trading Arrangement	Up to 36,000 shares	August 6, 2027
Ron Squarer member of our Board of Directors	August 14, 2026	Rule 10b5-1 Trading Arrangement	Up to 27,500 shares (3)	April 21, 2027

1	Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “Rule”).
2	Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales and (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
3	Consists of shares underlying stock options expiring in April 2027 and May 2028.
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
10.1†
Transition and Separation Agreement, dated September 21, 2026, between the Company and Eric Dube (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2026).

10.2†
Employment Agreement, dated September 21, 2026 and effective as of December 1, 2026, between the Company and Bradley L. Campbell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2026).

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

Date: November 2, 2026	TRAVERE THERAPEUTICS, INC.

	By:	/s/ Eric Dube
		Name:	Eric Dube
		Title:	Chief Executive Officer

	By:	/s/ Christopher Cline
		Name:	Christopher Cline
		Title:	Chief Financial Officer